Form 10-Q
period 2011-09-30
Activision Blizzard, Inc.
filed 2011-11-09
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding at November 1, 2011 was 1,144,219,705.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. We generally use words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment and market conditions within the video game industry, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among competing hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, rapid changes in technology and industry standards, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, and the other  factors  identified in “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30, 2011	At December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,469	$2,812
Short-term investments	432	696
Accounts receivable, net of allowances of $221 million and $377 million at September 30, 2011 and December 31, 2010, respectively	139	640
Inventories	207	112
Software development	150	147
Intellectual property licenses	42	45
Deferred income taxes, net	507	648
Other current assets	136	299
Total current assets	4,082	5,399

Long-term investments	25	23
Software development	114	55
Intellectual property licenses	13	28
Property and equipment, net	167	169
Other assets	15	15
Intangible assets, net	138	160
Trademark and trade names	433	433
Goodwill	7,126	7,132
Total assets	$12,113	$13,414

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$250	$363
Deferred revenues	487	1,726
Accrued expenses and other liabilities	542	838
Total current liabilities	1,279	2,927
Deferred income taxes, net	95	120
Other liabilities	168	164
Total liabilities	1,542	3,211

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,142,796,893 and 1,382,479,839 shares issued at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	9,751	12,353
Less: Treasury stock, at cost, 0 and 199,159,987 shares at September 30, 2011 and December 31, 2010, respectively	—	(2,194)
Retained earnings	849	57
Accumulated other comprehensive income (loss)	(29)	(13)
Total shareholders’ equity	10,571	10,203
Total liabilities and shareholders’ equity	$12,113	$13,414

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues
Product sales	$369	$397	$2,197	$2,025
Subscription, licensing, and other revenues	385	348	1,151	994
Total net revenues	754	745	3,348	3,019

Costs and expenses
Cost of sales — product costs	138	194	650	765
Cost of sales — massively multi-player online role-playing game (“MMORPG”)	59	61	181	168
Cost of sales — software royalties and amortization	24	61	133	211
Cost of sales — intellectual property licenses	16	33	69	105
Product development	133	118	390	361
Sales and marketing	115	110	264	291
General and administrative	104	113	333	253
Restructuring	3	—	24	—
Total costs and expenses	592	690	2,044	2,154

Operating income	162	55	1,304	865

Investment and other income, net	3	14	7	15

Income before income tax expense	165	69	1,311	880

Income tax expense	17	18	325	229

Net income	$148	$51	$986	$651

Earnings per common share
Basic	$0.13	$0.04	$0.84	$0.53
Diluted	$0.13	$0.04	$0.84	$0.52

Weighted-average shares outstanding
Basic	1,140	1,212	1,151	1,230
Diluted	1,148	1,227	1,160	1,245

Dividends per common share	$—	$—	$0.165	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$986	$651
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	124	51
Depreciation and amortization	77	97
Loss on disposal of property and equipment	1	—
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	151	182
Stock-based compensation expense (2)	61	94
Excess tax benefits from stock option exercises	(21)	(11)
Changes in operating assets and liabilities:
Accounts receivable	516	471
Inventories	(96)	(19)
Software development and intellectual property licenses	(181)	(238)
Other assets	170	218
Deferred revenues	(1,268)	(810)
Accounts payable	(117)	(60)
Accrued expenses and other liabilities	(301)	(243)
Net cash provided by operating activities	102	383

Cash flows from investing activities:
Proceeds from maturities of investments	603	473
Payment of contingent consideration	(3)	(4)
Purchases of short-term investments	(325)	(681)
Capital expenditures	(47)	(76)
Increase in restricted cash	(18)	(35)
Net cash provided by (used in) investing activities	210	(323)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	39	54
Repurchase of common stock	(524)	(613)
Dividends paid	(194)	(187)
Excess tax benefits from stock option exercises	21	11
Net cash used in financing activities	(658)	(735)

Effect of foreign exchange rate changes on cash and cash equivalents	3	30

Net decrease in cash and cash equivalents	(343)	(645)

Cash and cash equivalents at beginning of period	2,812	2,768

Cash and cash equivalents at end of period	$2,469	$2,123

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(Unaudited)

(Amounts in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at December 31, 2010	1,382	$—	$12,353	(199)	$(2,194)	$57	$(13)	$10,203

Components of comprehensive income:
Net income	—	—	—	—	—	986	—	986
Unrealized appreciation on investments, net of taxes	—	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	—	(18)	(18)
Total comprehensive income	—	—	—	—	—	—	—	970
Issuance of common stock pursuant to employee stock options and restricted stock rights	7	—	39	—	—	—	—	39
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	77	—	—	—	—	77
Dividends ($0.165 per common share) (See Note 13)	—	—	—	—	—	(194)	—	(194)
Shares repurchased (See Note 13)	—	—	—	(47)	(524)	—	—	(524)
Retirement of treasury shares	(246)	—	(2,718)	246	2,718	—	—	—

Balance at September 30, 2011	1,143	$—	$9,751	—	$—	$849	$(29)	$10,571

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

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi S.A. (“Vivendi”) owned approximately 63% of Activision Blizzard’s outstanding common stock at September 30, 2011.

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

As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the three or nine months ended September 30, 2011.  The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, we do not expect the adoption of the new accounting principles to have a material effect on our financial statements in the periods after our initial adoption.

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

Licensing Revenues

Third-party licensees in Russia, China and Taiwan distribute and host Blizzard’s World of Warcraft game in their respective countries under license agreements with Blizzard. We receive royalties from the licensees as a result. We recognize these royalties as revenues based on the end users’ activation of the underlying prepaid time, if all other performance obligations have been completed, or based on usage by the end user when we have continuing service obligations. We recognize any upfront licensing fee received over the term of the contracts.

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

3.              Inventories

Our inventories consist of the following (amounts in millions):

	At September 30, 2011	At December 31, 2010
Finished goods	$143	$98
Purchased parts and components	64	14

Inventories	$207	$112

4.              Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2011
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(77)	$11
Game engines	2 - 5 years	32	(32)	—
Internally-developed franchises	11 - 12 years	309	(184)	125
Distribution agreements	4 years	18	(16)	2
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(309)	$571

	At December 31, 2010
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(74)	$14
Game engines	2 - 5 years	32	(30)	2
Internally-developed franchises	11 - 12 years	309	(167)	142
Distribution agreements	4 years	18	(16)	2
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(287)	$593

Amortization expense of intangible assets was $7 million and $22 million for the three and nine months ended September 30, 2011, respectively.  Amortization expense of intangible assets was $21 million and $50 million for the three and nine months ended September 30, 2010, respectively.

The carrying amounts as of September 30, 2011 and December 31, 2010 in the tables above reflect a new cost basis for license agreements, game engines and internally-developed franchises due to impairment charges taken for the year ended December 31, 2010.  The new cost basis represents the original gross carrying amount, less accumulated amortization and impairment charges of the impaired assets as of December 31, 2010.

At September 30, 2011, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2011 (remaining three months)	$48
2012	36
2013	18
2014	10
2015	8
Thereafter	18

Total	$138

5.              Income taxes

The income tax expense of $17 million for the three months ended September 30, 2011 reflected an effective tax rate of 10.7%. The effective tax rate of 10.7% for the three months ended September 30, 2011 differed from the statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of federal and California research and development credits and federal domestic production deductions and the beneficial impact from certain discrete items recognized in the quarter as we filed our tax returns.

For the nine months ended September 30, 2011, the tax rate was based on our projected annual effective tax rate for 2011, and also included certain discrete tax items recorded during the period. Our tax expense of $325 million for the nine months ended September 30, 2011 reflected an effective tax rate of 24.8%, which was slightly lower than the effective tax rate of 26.0% for the nine months ended September 30, 2010, primarily due to the recognition of federal research and development credits and lower taxes in certain states.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2011 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2011 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at lower statutory rates and/or higher than anticipated in our domestic region where taxes are levied at higher statutory rates.

The Internal Revenue Service (“IRS”) is currently examining the Company’s federal tax returns for the 2009 tax year. The Company also has several state and non-U.S. audits pending   Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s business and results of operations in an interim period in which the matters are ultimately resolved.

6.              Software development and intellectual property licenses

The following table summarizes the components of our software development costs and intellectual property licenses (amounts in millions):

	At	At
	September 30,	December 31,
	2011	2010
Internally developed software costs	$172	$142
Payments made to third-party software developers	92	60
Total software development costs	$264	$202

Intellectual property licenses	$55	$73

Amortization, write-offs and impairments are comprised of the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization of capitalized software development costs and intellectual property licenses	$28	$50	$158	$217
Write-offs and impairments	—	1	—	16

7.     Comprehensive income and accumulated other comprehensive income (loss)

Comprehensive Income

The components of comprehensive income were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$148	$51	$986	$651

Other comprehensive income (loss):
Foreign currency translation adjustment	(58)	48	(18)	15
Unrealized appreciation on investments, net of taxes	—	—	2	—
Other comprehensive income (loss)	(58)	48	(16)	15

Comprehensive income	$90	$99	$970	$666

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	At	At
	September 30,	December 31,
	2011	2010
Foreign currency translation adjustment	$(29)	$(11)
Unrealized depreciation on investments, net of deferred income taxes of $0 at September 30, 2011 and $(1) at December 31, 2010	—	(2)
Accumulated other comprehensive income (loss)	$(29)	$(13)

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

The table below segregates all assets that are measured at fair value on a recurring basis (which means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at
		September 30, 2011 Using
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Financial	Observable	Unobservable
	September 30,	Instruments	Inputs	Inputs	Balance Sheet
	2011	(Level 1)	(Level 2)	(Level 3)	Classification
Financial assets:
Money market funds	$2,329	$2,329	$—	$—	Cash and cash equivalents
U.S. treasuries with original maturities of three months or less	11	11	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	391	391	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	25	—	—	25	Long-term investments
Total financial assets at fair value	$2,756	$2,731	$—	$25

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

The following tables provide a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at September 30, 2011 and 2010, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at January 1, 2011	$23	$23
Total unrealized gains included in other comprehensive income	2	2
Balance at September 30, 2011	$25	$25

	Level 3
			Total
			financial
		ARS rights	assets at
	ARS	from UBS	fair	Other financial
	(a)	(b)	value	liabilities
Balance at January 1, 2010	$77	$7	$84	$(23)
Total gains (losses) (realized/unrealized) included in investment and other income, net	7	(7)	—	13
Purchases of acquired sales, issuances and settlements	(61)	—	(61)	—
Balance at September 30, 2010	$23	$—	$23	$(10)

The amount of total gains(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$—	$—	$—	$13

(a)                                  Fair value measurements of the auction rate securities (“ARS”) have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent 1% of our financial assets measured at fair value on a recurring basis at September 30, 2011.

In June 2010, we sold the remainder of our ARS held with UBS at par and recognized a gain of $7 million, which is included within investment and other income, net in our condensed consolidated statement of operations for the nine months ended September 30, 2010.

(b)                                 ARS rights from UBS represented an offer from UBS providing us with the right to require UBS to purchase our ARS held through UBS at par value. To value the ARS rights, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS. We exercised our ARS rights with UBS on June 30, 2010 and recorded a loss of $7 million, which is included within investment and other income, net in our condensed consolidated statement of operations for the nine months ended September 30, 2010.

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

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the nine-month period ended September 30, 2011, there were no impairment charges related to assets that are measured on a non-recurring basis.

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

We considered the continued economic downturn within our industry in 2010 and the change in the buying habits of casual consumers while planning for 2011 during the fourth quarter of 2010.  This resulted in a significant revision of our outlook for retail sales of software and a strategy change to, among other things, focus on fewer title releases in the casual genre and discontinue the development of music-based titles. As we considered this change in strategy to be an indicator of a potential impairment of our intangible assets, we updated our future projected revenue streams for certain franchises in the casual games and music genres. We performed recoverability tests and, where applicable, measured the impairment of the related intangible assets in accordance with ASC Subtopic 360-10.

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

The following table details the amount of the 2011 Restructuring reserves included in accrued expenses and other liabilities in the condensed consolidated balance sheet at September 30, 2011 (amounts in millions):

			Contract
		Facilities	termination
	Severance	costs	costs	Total
Balance at December 31, 2010	$—	$—	$—	$—
Costs charged to expense	19	4	1	24
Costs paid or otherwise settled	(14)	—	(1)	(15)
Balance at September 30, 2011	$5	$4	$—	$9

The 2011 Restructuring charges for the three and nine months ended September 30, 2011 were $3 million and $24 million, respectively.  These charges, as well as the 2011 Restructuring reserve balances at September 30, 2011, were recorded within our Activision Publishing, Inc. segment. We have substantially completed the 2011 Restructuring and we do not expect to incur significant additional restructuring expenses relating thereto.

We have completed our implementation of our organizational restructuring plan as a result of the business combination (the “Business Combination”) by and among the Company (then known as Activision, Inc.), Sego Merger Corporation, a wholly-owned subsidiary of the Company, Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC LLC, consummated in July 2008. There were minimal cash payments and no additional charges in our condensed consolidated statement of operations for the three and nine months ended September 30, 2011 relating to that restructuring and we do not expect to incur additional restructuring expenses relating thereto.

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets, and impairment of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues from external customers and total segment income (loss) from operations to consolidated net revenues and income before income tax expense for the three and nine months ended September 30, 2011 and 2010 are presented below (amounts in millions):

	Three months ended September 30,
	2011	2010	2011	2010
			Income from operations
	Net revenues		before income tax expense
Activision	$253	$314	$(36)	$(43)
Blizzard	297	481	120	246
Distribution	77	62	1	1
Operating segments total	627	857	85	204

Reconciliation to consolidated net revenues / operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	127	(112)	105	(97)
Stock-based compensation expense	—	—	(18)	(34)
Restructuring	—	—	(3)	—
Amortization of intangible assets	—	—	(7)	(18)
Consolidated net revenues / operating income	$754	$745	162	55
Investment and other income, net			3	14
Consolidated income before income tax expense			$165	$69

	Nine months ended September 30,
	2011	2010	2011	2010
			Income from operations
	Net revenues		before income tax expense
Activision	$898	$983	$42	$(88)
Blizzard	968	1,086	425	559
Distribution	214	185	1	(1)
Operating segments total	2,080	2,254	468	470

Reconciliation to consolidated net revenues / operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	1,268	765	943	539
Stock-based compensation expense	—	—	(61)	(94)
Restructuring	—	—	(24)	(3)
Amortization of intangible assets	—	—	(22)	(47)
Consolidated net revenues / operating income	$3,348	$3,019	$1,304	$865
Investment and other income, net			7	15
Consolidated income before income tax expense			$1,311	$880

Geographic information for the three and nine months ended September 30, 2011 and 2010 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net revenues by geographic region:
North America	$360	$406	$1,687	$1,675
Europe	323	281	1,385	1,142
Asia Pacific	71	58	276	202
Total consolidated net revenues	$754	$745	$3,348	$3,019

Net revenues by platform were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net revenues by platform:
Online subscriptions*	$336	$289	$1,090	$890
Console	277	298	1,711	1,642
Hand-held	19	23	82	101
PC and Other	45	73	251	201
Total platform net revenues	677	683	3,134	2,834
Distribution	77	62	214	185
Total consolidated net revenues	$754	$745	$3,348	$3,019

*Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

We did not have any single external customer that accounted for 10% or more of net revenues for the three or nine months ended September 30, 2011 and 2010.

11.  Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2011 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total

Balance at December 31, 2010	$6,942	$178	$12	$7,132
Tax benefit credited to goodwill	(8)	—	—	(8)
Issuance of contingent consideration	3	—	—	3
Foreign exchange	(1)	—	—	(1)

Balance at September 30, 2011	$6,936	$178	$12	$7,126

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

Issuance of contingent consideration consists of additional purchase consideration paid during 2011 in relation to a previous acquisition.

12.  Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Numerator:
Consolidated net income	$148	$51	$986	$651
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(3)	(2)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(2)	—	(11)	(4)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	146	51	972	645

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,140	1,212	1,151	1,230

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	8	15	9	15
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,148	1,227	1,160	1,245

Basic earnings per common share	$0.13	$0.04	$0.84	$0.53

Diluted earnings per common share	$0.13	$0.04	$0.84	$0.52

Our unvested restricted stock rights are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For both the three and nine months ended September 30, 2011, we had outstanding unvested restricted stock rights for 17 million shares of common stock on a weighted-average basis.  For both the three and nine months ended September 30, 2010, we had outstanding unvested restricted stock rights for 11 million shares of common stock on a weighted-average basis.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 23 million and 31 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2011, respectively, and options to acquire 25 million and 24 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2010, respectively, as the effect of their inclusion would be anti-dilutive.

13. Capital transactions

Repurchase Program

On February 3, 2011, our Board of Directors authorized a new stock repurchase program (the “2011 Stock Repurchase Program”) under which we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program.  During the nine months ended September 30, 2011, we repurchased 45 million shares of our common stock for $502 million pursuant to the 2011 Stock Repurchase Program. Additionally, in October 2011, we settled the purchase of 0.5 million shares of our common stock that we had committed to repurchase in September 2011 pursuant to this program for $6 million.

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

Dividend

On February 9, 2011, our Board of Directors approved a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011, and on May 11, 2011, we made a cash dividend payment of $192 million to such shareholders. On August 12, 2011, the Company made dividend equivalent payments of $2 million related to this cash dividend to the holders of restricted stock units.

14.  Commitments and contingencies

At September 30, 2011, we did not have any significant changes to our commitments since December 31, 2010.  See Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2010 for more information regarding our commitments.

Legal Proceedings

After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims.   In their complaint, West and Zampella alleged damages, including punitive damages, in excess of $36 million and declaratory relief, an amount they have since significantly increased during discovery.  On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims.  The Company is seeking damages and declaratory relief.

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al.).  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice.  There are currently 40 plaintiffs in the case.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  In their complaint, the plaintiffs claimed that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 million and $125 million, plus punitive damages, an amount they have since increased in discovery responses to approximately $300 million, plus punitive damages.  On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 31, 2011, the case was transferred to the complex division.

Some of the parties have filed, and are likely to file, additional pre-trial motions, including dispositive motions, and discovery continues in the ordinary course of the litigation.  The court has set a trial date of May 7, 2012.

The Company has accrued, and will continue to accrue, appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  Due to the inherent uncertainties of litigation, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual.   The Company does not expect this lawsuit to have a material impact on the Company’s business, financial condition, results of operation or liquidity.  However, an unfavorable resolution of this lawsuit above the amount of the accrual could have a material adverse effect on the Company’s business and results of operations in an interim period in which the lawsuit is ultimately resolved.

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

15.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $61 million and $138 million at September 30, 2011 and December 31, 2010, respectively. A pre-tax net unrealized loss of less than a million and loss of $1 million for the three months ended September 30, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.  A pre-tax net unrealized loss of less than a million and unrealized gain of $3 million for the nine months ended September 30, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

16.  Recently issued accounting pronouncements

In May 2011, the FASB issued an update to the accounting rules for fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

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

In September 2011, the FASB issued an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. While we are in the process of assessing whether we will early adopt this update, we currently do not expect that adopting it will have a material impact on our consolidated financial statements.

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

Business Highlights

For the three months ended September 30, 2011, Activision Blizzard had net revenues of $754 million as compared to net revenues of $745 million in the same period in 2010, and earnings per diluted share of $0.13 as compared to earnings per diluted share of $0.04 in the same period in 2010.

For the three months ended September 30, 2011, net revenues from digital online channels (as defined below) increased by 18% year-over-year to $427 million, or 57% of total consolidated net revenues, as compared to $363 million, or 49% of total consolidated net revenues, in the same period in 2010.   Further, for the three months ended September 30, 2011, net revenues from digital online channels, excluding the impact of changes in deferred net revenues (a non-GAAP financial measure), increased by 6% year-over-year to $386 million, or 62% of total consolidated net revenues as compared to $363 million, or 42% of total consolidated net revenues, in the same period in 2010. Please refer to the reconciliation between GAAP and non-GAAP financial measures below.

For the nine months ended September 30, 2011, Activision Blizzard had net revenues of $3.3 billion as compared to net revenues of $3.0 billion in the same period in 2010, and earnings per diluted share of $0.84 as compared to earnings per diluted share of $0.52 in the same period in 2010.

For the nine months ended September 30, 2011, net revenues from digital online channels grew by 25% year-over-year to $1.3 billion, or 38% of total consolidated net revenues, as compared to $1.0 billion, or 34% of total consolidated net revenues, in the same period in 2010.  Further, net revenues from digital online channels, excluding the impact of changes in deferred net revenues (a non-GAAP financial measure), grew by 16% year-over-year to $1.3 billion, or 60% of total consolidated net revenues, for the nine months ended September 30, 2011 as compared to $1.1 billion, or 48% of total consolidated net revenues, in the same period in 2010.

According to The NPD Group, with respect to the U.S., and Charttrack and Gfk, with respect to Europe, during the nine months ended September 30, 2011, based on sales from retail channels, Call of Duty: Black Ops was the #1 best selling title in dollars for all platforms in aggregate in the U.S. and Europe for each of the first three quarters of 2011, and StarCraft II: Wings of Liberty was the #1 best-selling PC title in dollars in the U.S. and Europe.

Additional Highlights

On February 3, 2011, our Board of Directors approved a new stock repurchase program (the “2011 Stock Repurchase Program”) under which we may repurchase up to $1.5 billion of our common stock until the earlier of March 31, 2012 or a determination by the Board of Directors to discontinue the repurchase program. As of September 30, 2011, we have repurchased 45 million shares of common stock under this program for an aggregate purchase price of approximately $502 million. Additionally, in October 2011, we settled the purchase of 0.5 million shares of our common stock that we had committed to repurchase in September 2011 pursuant to this program for $6 million.

On February 9, 2011, the Board of Directors declared a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011.  On May 11, 2011, we made an aggregate cash dividend payment of $192 million to such shareholders. On August 12, 2011, we made dividend equivalent payments of $2 million related to this cash dividend to the holders of restricted stock units.

Product Release Highlights

During the nine months ended September 30, 2011, we released the following Call of Duty: Black Ops downloadable content packs on Microsoft’s Xbox 360, Sony’s Play Station Network and the PC: Call of Duty: Black Ops First Strike, Call of Duty: Black Ops Escalation, Call of Duty: Black Ops Annihilation, and Call of Duty: Black Ops Rezurrection. In addition, we released Transformers: Dark of the Moon, X-Men: Destiny, Nascar The Game 2011, Wipeout: In the Zone and Cabela’s Big Game Hunter 2012, as well as a selection of other casual titles. In July 2011, we launched World of Warcraft: Cataclysm in China. We also released Lucas Arts’ title Lego Star Wars III, which we publish on behalf of Lucas Arts in Europe and certain countries in Asia Pacific.

Activision Blizzard Recent and Upcoming Product Releases

On October 16, 2011, we launched Skylanders: Spyro’s Adventure, a new intellectual property that combines the use of toys with video games delivering a new game play experience to our audiences. In October 2011, we also released Spiderman: Edge of Time and Wipeout: Season 2. On November 1, 2011, we released Cabela’s Survival: Shadows of Katmai, Cabela’s Adventure Camp and GoldenEye 007: Reloaded from the James Bond franchise. On November 8, 2011, we released the next installment in the Call of Duty franchise, Call of Duty: Modern Warfare 3, and debuted Call of Duty: Elite, an innovative new digital platform that provides both free services and premium subscription-based services for the Call of Duty franchise. Further, during the fourth quarter of 2011, we also expect to release Rapala for Kinect and a selection of other casual titles.

Looking forward, Blizzard has announced its intention to ship Diablo III in early 2012, and has announced plans for the fourth World of Warcraft expansion — World of Warcraft: Mists of Pandaria.

Management’s Overview of Business Trends

We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products such as DVDs are also available by direct digital download over the Internet (both from websites that we own and from others owned by third parties). We also offer downloadable content as add-ons to our products (e.g., new multi-player content packs). Such digital online-delivered content is generally offered to consumers for a one-time fee. We also offer subscription based services for World of Warcraft, which are digitally delivered and hosted by Blizzard Entertainment’s proprietary online-game related service, Battle.net. In November 2011, we launched Call of Duty: Elite, an innovative new digital platform that provides both free services and premium subscription-based services for the Call of Duty franchise. Digital revenues have become an increasingly important part of our business and we continue to focus on and develop products that can be delivered via digital online channels. We currently define digital online channel-related sales as revenues from subscriptions and licensing royalties, value added services, downloadable content, digitally distributed products and wireless devices. This definition may differ from that used by our competitors or other companies.  For the quarter ended September 30, 2011, our sales through digital online channels grew by $64 million as compared to the same period in 2010.  For the nine months ended September 30, 2011, our sales through digital online channels grew by $252 million as compared to the same period in 2010. We believe, based on our internal estimates, that sales in the overall video games digital market for the nine-month period were up double digits year-over-year.

Conditions in the retail channels of the video games industry have remained challenging during the first nine months of 2011. In the U.S. and Europe, retail sales within the industry experienced a combined overall decrease of 8% for the first nine months of 2011, as compared to the same period in 2010, according to The NPD Group, Charttrack and Gfk.  The majority of the overall decline is attributable to the weakened market for software for the Nintendo Wii and handheld platforms, which declined by 18% year-over-year, while sales for high definition platforms (i.e., Xbox 360 and PS3) and PC declined by just 1% in that same period, all according to The NPD Group, Charttrack and Gfk.   Since our more focused slate of titles is concentrated on products for high definition platforms and involves limited offerings in the music and casual genres, particularly on Nintendo Wii and handheld platforms, and an increasing portion of our revenues is from digital channels, our results have been less impacted by the overall decline in retail software sales than the overall industry.

The continuing downward pressure in the retail channels suggests an increasing shift towards digital distribution. Consistent with that, we experienced year-over-year growth of net revenues from digital online channels as a percentage of our total net revenues. This digital revenue growth positively impacted operating margin, and helped us achieve favorable operating margins for the three and nine months ended September 30, 2011.  We intend to continue to invest resources and capital in our higher-margin products that can be delivered via digital online channels for the remainder of 2011, as we seek to extend our leadership to be the largest digital video games publisher and expand our core brands in this channel. Please refer to the reconciliation between GAAP and non-GAAP financial measures below.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010

Net revenues:
Product sales	$369	49%	$397	53%	$2,197	66%	$2,025	67%
Subscription, licensing, and other revenues	385	51	348	47	1,151	34	994	33
Total net revenues	754	100	745	100	3,348	100	3,019	100

Costs and expenses:
Cost of sales — product costs	138	18	194	27	650	19	765	25
Cost of sales — MMORPG	59	8	61	8	181	5	168	6
Cost of sales — software royalties and amortization	24	3	61	8	133	4	211	7
Cost of sales — intellectual property licenses	16	2	33	4	69	2	105	3
Product development	133	18	118	16	390	12	361	12
Sales and marketing	115	15	110	15	264	8	291	10
General and administrative	104	14	113	15	333	10	253	8
Restructuring	3	—	—	—	24	1	—	—

Total costs and expenses	592	78	690	93	2,044	61	2,154	71

Operating income	162	22	55	7	1,304	39	865	29

Investment and other income, net	3	—	14	2	7	—	15	—

Income before income tax expense	165	22	69	9	1,311	39	880	29

Income tax expense	17	2	18	2	325	10	229	7

Net income	$148	20%	$51	7%	$986	29%	$651	22%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets, and impairment of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income (loss) from operations to consolidated net revenues and income before income tax expense from external customers for the three and nine months ended September 30, 2011 and 2010 are presented below (amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Segment net revenues:
Activision	$253	$314	$(61)	$898	$983	$(85)
Blizzard	297	481	(184)	968	1,086	(118)
Distribution	77	62	15	214	185	29
Operating segment net revenue total	627	857	(230)	2,080	2,254	(174)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	127	(112)		1,268	765
Consolidated net revenues	$754	$745		$3,348	$3,019

Segment income (loss) from operations:
Activision	$(36)	$(43)	$7	$42	$(88)	$130
Blizzard	120	246	(126)	425	559	(134)
Distribution	1	1	—	1	(1)	2
Operating segment income from operations total	85	204	(119)	468	470	(2)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	105	(97)		943	539
Stock-based compensation expense	(18)	(34)		(61)	(94)
Restructuring	(3)	—		(24)	(3)
Amortization of intangible assets	(7)	(18)		(22)	(47)

Consolidated operating income	162	55		1,304	865
Investment and other income, net	3	14		7	15
Consolidated income before income tax expense	$165	$69		$1,311	$880

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to a more focused slate, with the release of fewer key titles in 2011 than in 2010 and lower catalogue sales of games in the music and casual games genres. Activision released three titles in the third quarter of 2011, X-Men: Destiny, Cabela’s Big Game Hunter 2012 and Quest for Zhu, as compared to eight titles in the third quarter of 2010.  These lower net revenues were partially offset by the continued strong catalogue performance from the Call of Duty franchise, the stronger performance of downloadable content packs associated with Call of Duty: Black Ops as compared to the downloadable content packs associated with Call of Duty: Modern Warfare 2 released in the prior year, as well as a greater number of content packs for the Call of Duty franchise released in the current year versus the prior year, and favorable movement in foreign exchange rates.  Further, the release in the first quarter of 2011 of Lego Star Wars III, which we publish on behalf of Lucas Arts in Europe and certain countries in Asia Pacific, generated additional net revenues in the current year.

Blizzard

Blizzard’s net revenues decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily because there were no new releases during 2011 as compared to the release of StarCraft II: Wings of Liberty in July

2010. These lower net revenues were partially offset by net revenues generated in 2011 from World of Warcraft: Cataclysm, which was released in December 2010, and World of Warcraft: Wrath of the Lich King, which was released in China in August 2010, the increasing sales of value-added services in China since their launch in December 2010, and favorable movement in foreign exchange rates. At September 30, 2011, the worldwide subscriber base for World of Warcraft was 10.3 million, compared to a subscriber base of 11.1 million at June 30, 2011.  Despite an initial increase in subscribers following the launch of World of Warcraft: Cataclysm in China early in the quarter, the majority of the decline in subscribers for the quarter occurred in Asia.  In general, the average revenue per subscriber is lower in Asia than in the U.S. and Europe.  Looking forward, the company’s objective is to deliver new game content for World of Warcraft in all regions to further appeal to the gaming community.

Distribution

Distribution’s net revenues increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to several additional sales opportunities and favorable movement in foreign exchange rates.

Segment Income from Operations

Activision

For the three months ended September 30, 2011, Activision’s operating loss decreased slightly as compared to the same period in the prior year, despite the decrease in Activision’s net revenues as previously described.  The improvement was primarily attributable to a greater mix of products with higher margins, including products distributed through digital online channels, cost savings realized from the 2011 Restructuring, and a decrease in amortization of capitalized software development costs and intellectual property license expenses as we have fewer titles released during the period of 2011 as compared to the same period in 2010. However, an increase in sales and marketing in support of the launch of Skylanders: Spyro’s Adventure and the Call of Duty franchise, and additional legal expenses, negatively impacted operating income in the quarter.

For the nine months ended September 30, 2011, Activision’s operating income increased substantially over the prior year, from an operating loss of $88 million to operating income of $42 million, despite the decrease in Activision’s net revenues as previously described.  Similar to the third quarter, the increased operating income was primarily attributable to a greater mix of products with higher margins and cost savings realized from the 2011 Restructuring. The increase in Activision’s operating income for the nine months was also attributable to a decrease in amortization of capitalized software development costs and intellectual property license expenses as we have fewer titles released during the period of 2011 as compared to the same period in 2010, and a decrease in product development expenses.  These improvements to operating income were partially offset by an increase in legal expenses.

Blizzard

Blizzard’s operating income decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily as a result of the decrease in net revenues previously described, as well as Blizzard’s investment in customer services and data centers, and lower capitalization of product development costs.  Partially offsetting these negative impacts, Blizzard’s results were positively impacted by a decrease in sales and marketing expenses as compared to the same periods in 2010, which were primarily incurred to support the release of StarCraft II: Wings of Liberty in July 2010, and favorable movement in foreign exchange rates.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and nine months ended September 30, 2011 and 2010 (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$250	$320	$(70)	$1,856	$1,808	$48
Digital online channels	427	363	64	1,278	1,026	252
Total Activision and Blizzard	677	683	(6)	3,134	2,834	300

Distribution	77	62	15	214	185	29
Total consolidated GAAP net revenues	754	745	9	3,348	3,019	329

Change in deferred net revenues
Retail channels	(86)	112		(1,240)	(816)
Digital online channels	(41)	—		(28)	51
Total changes in deferred net revenues	(127)	112		(1,268)	(765)

Non-GAAP net revenues by distribution channel
Retail channels	164	432	(268)	616	992	(376)
Digital online channels	386	363	23	1,250	1,077	173
Total Activision and Blizzard	550	795	(245)	1,866	2,069	(203)

Distribution	77	62	15	214	185	29
Total non-GAAP net revenues (1)	$627	$857	$(230)	$2,080	$2,254	$(174)

(1) Total non-GAAP net revenues presented also represents our total operating segment net revenues.

The increases in GAAP net revenues from digital online channels for the three and nine months ended September 30, 2011 as compared to the same periods of 2010 were primarily due to the continuing success of the Call of Duty franchise and revenues generated from World of Warcraft franchise, as well as the digital release of StarCraft II: Wings of Liberty in July 2010, resulting in more deferred revenues recognized during the periods as compared to the same periods in 2010.

The increases in non-GAAP net revenues from digital online channels for the three and nine months ended September 30, 2011 as compared to the same periods of 2010 were attributable to the stronger performance of downloadable content packs associated with Call of Duty: Black Ops, as well as a greater number of content packs released in 2011 versus the prior year, a higher number of full game downloads from the Call of Duty and World of Warcraft franchises, and favorable movement in foreign exchange rates. These increases were partially offset by the decrease of full game downloads of StarCraft II: Wings of Liberty which was released in July 2010. The decreases in non-GAAP net revenues from retail channels for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 were the result of our more focused slate, with the release of fewer key titles, and directionally consistent with the conditions in the retail channels of the video games industry. The decrease was partially offset by the continued strong performance of the Call of Duty franchise and revenues generated from the World of Warcraft franchise.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2011 and 2010 (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Geographic region net revenues:
North America	$360	$406	$(46)	$1,687	$1,675	$12
Europe	323	281	42	1,385	1,142	243
Asia Pacific	71	58	13	276	202	74
Consolidated net revenues	$754	$745	$9	$3,348	$3,019	$329

The increase / (decrease) in deferred revenues recognized by geographic region for the three and nine months ended September 30, 2011 and 2010 was as follows (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$72	$(41)	$113	$703	$462	$241
Europe	45	(53)	98	499	280	219
Asia Pacific	10	(18)	28	66	23	43
Total impact on consolidated net revenues	$127	$(112)	$239	$1,268	$765	$503

As previously discussed, the Company’s net revenues for the three and nine months ended September 30, 2011 were negatively impacted by a more focused slate in 2011, with the release of fewer key titles than in 2010, lower catalogue sales of games in the music and casual games genres, and no new releases from Blizzard during 2011 as compared to the release of StarCraft II: Wings of Liberty in July 2010. These negative impacts largely offset the positive impact of continued strong performance from the Call of Duty franchise and revenues generated from the World of Warcraft franchise. These factors impacted net revenues in all regions.

Consolidated net revenues for North America decreased for the three months ended September 30, 2011 but increased slightly for the nine months ended September 30, 2011 as compared to the same periods in 2010. The decrease for the three-month period is primarily due to the reasons discussed above, and partially offset by the increase in deferred revenues recognized.

Consolidated net revenues for Europe and Asia Pacific increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. These increases were primarily due to the increase in deferred revenues recognized in both regions and the favorable effect of foreign currency exchange rates, partially offset by the reasons discussed above.  Further, the release in the first quarter of 2011 of Lego Star Wars III, which we publish on behalf of Lucas Arts in Europe and certain countries in Asia Pacific, generated additional net revenues in the current year.

The increase in deferred revenues recognized for the three and nine months ended September 30, 2011 was primarily attributable to our Call of Duty and World of Warcraft franchises, particularly the success of the release of Call of Duty: Black Ops and of World of Warcraft: Cataclysm, each of which were released in the fourth quarter of 2010.  Additionally, the launch of StarCraft II: Wings of Liberty in the third quarter of 2010 and the revenues from value-added services for World of Warcraft also contributed to the increase in deferred revenues recognized.  Partially offsetting these impacts was the deferral of additional revenues to future periods due to the timing of releases and greater success of downloadable content packs associated with Call of Duty: Black Ops as compared to downloadable content packs associated with Call of Duty: Modern Warfare 2 in the prior year.  Also, there was a decrease in revenues recognized in both the three and nine month periods due to our more focused slate, with the release of few key titles in 2011 than in 2010, and lower catalogue sales of titles in the music and casual game genres.

Foreign Exchange Impact

Changes in foreign exchange rates are estimated to have a positive impact of approximately $30 million and $100 million on Activision Blizzard’s net revenues for the three and nine months ended September 30, 2011, respectively, as compared to the same period in 2010.  The change is primarily due to the weakening of the U.S. dollar relative to the British pound, the euro, and the Australian dollar in 2011 compared to 2010.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2011 and 2010 (amounts in millions):

	Three months	% of total	Three months	% of total
	ended	consolidated	ended	consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Platform net revenues:
Online subscriptions*	$336	44%	$289	39%	$47
PC and other	45	6	73	10	(28)

Console
Sony PlayStation 3	96	13	109	15	(13)
Sony PlayStation 2	4	1	6	1	(2)
Microsoft Xbox 360	144	19	127	16	17
Nintendo Wii	33	4	56	8	(23)
Total console	277	37	298	40	(21)
Handheld	19	3	23	3	(4)
Total platform net revenues	677	90	683	92	(6)
Distribution	77	10	62	8	15
Total consolidated net revenues	$754	100%	$745	100%	$9

	Nine months ended	% of total consolidated	Nine months ended	% of total consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Platform net revenues:
Online subscriptions*	$1,090	33%	$890	29%	$200
PC and Other	251	8	201	7	50

Console
Sony PlayStation 3	676	20	595	20	81
Sony PlayStation 2	10	—	29	1	(19)
Microsoft Xbox 360	840	25	751	25	89
Nintendo Wii	185	6	267	9	(82)
Total console	1,711	51	1,642	55	69
Handheld	82	2	101	3	(19)
Total platform net revenues	3,134	94	2,834	94	300
Distribution	214	6	185	6	29
Total consolidated net revenues	$3,348	100%	$3,019	100%	$329

* Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

The increase / (decrease) in deferred revenues recognized by platform for the three and nine months ended September 30, 2011 and 2010 was as follows (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online subscriptions	$62	$7	$55	$185	$13	$172
PC and other	5	(141)	146	129	(81)	210

Console
Sony PlayStation 3	18	5	13	417	317	100
Microsoft Xbox 360	36	26	10	440	425	15
Nintendo Wii	5	(9)	14	90	91	(1)
Total console	59	22	37	947	833	114
Total handheld	1	—	1	7	—	7
Total impact on consolidated net revenues	$127	$(112)	$239	$1,268	$765	$503

Net revenues from online subscriptions increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily driven by the recognition of deferred revenues from the release of World of Warcraft: Cataclysm in December 2010 and increased sales of World of Warcraft’s value-added services.

Net revenues from PC and other decreased for the three months ended September 30, 2011 but increased for the nine months ended September 30, 2011 as compared to the same periods in 2010. The decrease for the three month period was due to the release of StarCraft II: Wings of Liberty in July 2010 compared to no key title releases on this platform during the third quarter of 2011. However, revenues for the nine months period benefitted from the recognition of the deferred revenues from StarCraft II: Wings of Liberty subsequent to its launch.

As previously discussed, a more focused slate in 2011 with the release of fewer key titles than in 2010, and lower catalogue sales of games in the music and casual games genres has resulted in lower overall net revenues for Activision Blizzard in the three and nine months ended September 30, 2011 in comparison to the prior year. Among the console platforms, the Nintendo Wii was the most significantly impacted by this change, with a decrease in revenues for the three and nine months ended September 30, 2011 as compared to same periods in 2010. For the Microsoft Xbox 360 and the Sony PlayStation 3, the continued success of the Call of Duty franchise, particularly revenues recognized in the three and nine months ended September 30, 2011 from Call of Duty: Black Ops, which was released in the fourth quarter of 2010, and the stronger performance of the content packs associated with Call of Duty: Black Ops as compared to the content packs associated with Call of Duty: Modern Warfare 2, had a greater overall positive impact on revenues year-over-year.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2011 and 2010 (amounts in millions):

		% of		% of
	Three months ended	consolidated	Three months ended	consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Product costs	$138	18%	$194	27%	$(56)
MMORPG	59	8	61	8	(2)
Software royalties and amortization	24	3	61	8	(37)
Intellectual property licenses	16	2	33	4	(17)

	Nine months ended	% of	Nine months ended	% of	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Product costs	$650	19%	$765	25%	$(115)
MMORPG	181	5	168	6	13
Software royalties and amortization	133	4	211	7	(78)
Intellectual property licenses	69	2	105	3	(36)

Total cost of sales decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily due to the increasing portion of our net revenues from products with higher margins, including products distributed through digital online channels, lower amortization from capitalized and deferred software development costs and intellectual property license expenses due to fewer title releases, and the decrease in amortization of intangible assets. The decreases were partially offset by Blizzard’s increased investment in customer services for our subscribers and the increase in the deferred cost of sales which were recognized consistent with the increase in the deferred revenues recognized during the periods.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Three Months Ended	$133	18%	$118	16%	$15
Nine Months Ended	390	12	361	12	29

Product development costs increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The increase for the three month period was primarily due to the lower capitalization of costs related to future titles. The increase for the nine month period was primarily due to lower capitalization of costs related to future titles, higher stock-based compensation expense and continuing investment in content for the Call of Duty franchise that can be delivered via digital online channels. The increase in both periods was partially offset by the realization of cost savings from the 2011 Restructuring and a more focused release slate.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Three Months Ended	$115	15%	$110	15%	$5
Nine Months Ended	264	8	291	10	(27)

Sales and marketing expenses increased for the three months ended September 30, 2011 as compared to the same period in 2010 due to the investment to support the launches of Skylanders: Spyro’s Adventure, Call of Duty: Modern Warfare 3 and Call of Duty: Elite in the fourth quarter of 2011.

Sales and marketing expenses decreased for the nine months ended September 30, 2011 as compared to the same period in 2010 due to the reduction in the number of major title releases in 2011 as compared to the same period in 2010. This decrease was partially offset by our continued marketing support for the Call of Duty and World of Warcraft franchises.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Three Months Ended	$104	14%	$113	15%	$(9)
Nine Months Ended	333	10	253	8	80

General and administrative expenses decreased for the three months ended September 30, 2011 as compared to the same period in 2010, primarily due to lower stock-based compensation expenses and the favorable impact from foreign currency exchange rate movement. These decreases were partially offset by higher legal expenses.

General and administrative expenses increased for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to higher legal expenses and the unfavorable impact from foreign currency exchange rate movement.

Restructuring (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Three Months Ended	$3	—%	$—	—%	$3
Nine Months Ended	24	1	—	—	24

As a result of the 2011 Restructuring, we incurred restructuring expenses during the three and nine months ended September 30, 2011. We have substantially completed the 2011 Restructuring and we do not expect to incur additional significant restructuring expenses relating thereto. Restructuring expenses during the three and nine months ended September 30, 2010 were immaterial. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further details.

Investment and other income, net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2011	net revenues	September 30, 2010	net revenues	(Decrease)

Three Months Ended	$3	—%	$14	2%	$(11)
Nine Months Ended	7	—	15	—	(8)

Investment and other income, net decreased for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to a reduction of certain financial liabilities resulting in a gain recorded in the third quarter of 2010. The decreases were partially offset by higher yields generated from our cash and investment balances.

Income Tax Expense (amounts in millions)

		% of		% of
		Pretax		Pretax	Increase
	September 30, 2011	income	September 30, 2010	income	(Decrease)

Three Months Ended	$17	10.7%	$18	26.1%	$(1)
Nine Months Ended	325	24.8	229	26.0	96

The income tax expense of $17 million for the three months ended September 30, 2011 reflected an effective tax rate of 10.7%. The effective tax rate of 10.7% for the three months ended September 30, 2011 differed from the statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of federal and

California research and development credits, federal domestic production deductions and the beneficial impact from certain discrete items recognized in the quarter as we filed our tax returns.

For the nine months ended September 30, 2011, the tax rate was based on our projected annual effective tax rate for 2011, and also included certain discrete tax items recorded during the period. Our tax expense of $325 million for the nine months ended September 30, 2011 reflected an effective tax rate of 24.8%, which was slightly lower than the effective tax rate of 26.0% for the nine months ended September 30, 2010, primarily due to the recognition of federal research and development credits and lower taxes in certain states.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2011 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2011 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at lower statutory rates and/or higher than anticipated in our domestic region where taxes are levied at higher statutory rates.

The IRS is currently examining the Company’s federal tax returns for the 2009 tax year. The Company also has several state and non-U.S. audits pending  Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s business and results of operations in an interim period in which the matters are ultimately resolved.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At September 30, 2011	At December 31, 2010	(Decrease)
Cash and cash equivalents	$2,469	$2,812	$(343)
Short-term investments	432	696	(264)
	$2,901	$3,508	$(607)

Percentage of total assets	24%	26%

	Nine months ended September 30,		Increase
	2011	2010	(Decrease)

Cash flows provided by operating activities	$102	$383	$(281)
Cash flows provided by (used in) investing activities	210	(323)	533
Cash flows used in financing activities	(658)	(735)	77
Effect of foreign exchange rate changes	3	30	(27)
Net decrease in cash and cash equivalents	$(343)	$(645)	$302

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscribers, and investment in software development and intellectual property licenses. Cash flows provided by operating activities were lower for the nine months ended September 30, 2011 as compared to the same period in 2010. The lower cash from operating activities was primarily attributable to the increased use of cash in our operations, such as the payment of taxes, restructuring expenses, and operating expenses for which we had previously accrued.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows from investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments. Cash flows provided by investing activities during the nine months ended September 30, 2011 mainly reflected the purchase of $325 million of short-term investments, capital expenditures of $47 million, primarily for property and equipment, and the receipt of $603 million in proceeds from the maturities of investments, the majority of which consisted of  U.S. treasury and government sponsored agency debt securities. Cash flows provided by investing activities were higher for the nine months ended September 30, 2011 as compared to the same period in 2010.  The higher cash flows from investing activities were primarily attributable to increased proceeds from the maturities of our investments and decreased purchases of short-term investments.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, payment of dividends and the repurchase of our common stock.  We have not utilized debt financing as a source of cash flows. Cash flows used in financing activities during the nine months ended September 30, 2011 primarily reflected payment of a cash dividend and dividend equivalents totaling $194 million to holders of our common stock and restricted stock units and the repurchase of 45 million shares of our common stock for $502 million under the 2011 Stock Repurchase Program.  Under the 2011 Stock Repurchase Program, we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 2012 and a determination by the Board of Directors to discontinue the program. It also reflected the purchase of 1.8 million shares of our common stock for $22 million under the stock repurchase program authorized by our Board of Directors on February 10, 2010, which expired on December 31, 2010. On February 9, 2011, the Board of Directors declared a cash dividend of $0.165 per common share to be paid on May 11, 2011 to shareholders of record as of March 16, 2011.  On May 11, 2011, we made a cash dividend payment of $192 million to such shareholders.  On August 12, 2011, we made dividend equivalent payments of $2 million related to this cash dividend to the holders of restricted stock units.  The repurchases and dividend payments were partially offset by $39 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used in financing activities were lower for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily due to decreased share repurchase activities during the nine months ended September 30, 2011.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $2.9 billion of cash and cash equivalents and short-term investments at September 30, 2011. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($2.8 billion at September 30, 2011) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program and dividends.

As of September 30, 2011, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.4 billion, compared with $1.2 billion as of December 31, 2010. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital Expenditures

For the year ending December 31, 2011, we anticipate total capital expenditures of approximately $95 million, primarily for property and equipment. Through the first nine months of 2011, we made aggregate capital expenditures of $47 million.

Off-balance Sheet Arrangements

At September 30, 2011 and December 31, 2010, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the three or nine months ended September 30, 2011.  The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, we do not expect the adoption of the new accounting principles to have a material effect on our financial statements in the periods after our initial adoption.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC Topic 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our business and results of operations in an interim period in which the uncertainties are ultimately resolved.

Further, the Company’s provision for taxes can fluctuate if estimated earnings are lower than anticipated in our foreign region with a lower tax rate and/or higher than anticipated in our domestic region with higher tax rates.

During the nine months ended September 30, 2011, there were no significant changes in the following policies, which we also consider to be critical in fully understanding and evaluating our reported financial results. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates, which also includes the areas listed below.

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Fair Value Estimates

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an update to the accounting rules for fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. Early adoption is prohibited. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

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

In September 2011, the FASB issued an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. While we are in the process of assessing whether we will early adopt this update, we currently do not expect that adopting it will have a material impact on our consolidated financial statements.

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

The gross notional amount of outstanding foreign exchange swaps was $61 million and $138 million at September 30, 2011 and December 31, 2010, respectively. A pre-tax net unrealized loss of less than a million and  loss of $1 million for the three months ended September 30, 2011 and 2010, respectively, and a pre-tax net unrealized loss of less than a million and unrealized gain of $3 million for the nine months ended September 30, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. In the absence of the hedging activities described above, as of September 30, 2011, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $70 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in AAA-rated government-backed securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At September 30, 2011, our $2.47 billion of cash and cash equivalents were comprised primarily of money market funds. At September 30, 2011, our $432 million of short-term investments included $391 million of U.S. treasury and government sponsored agency debt securities and $41 million of restricted cash. We had $25 million in auction rate securities at fair value classified as long-term investments at September 30, 2011. The Company has determined that, based on the composition of our investment portfolio as of September 30, 2011, there was no material interest rate risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2011, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to  management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims.   In their complaint, West and Zampella alleged damages, including punitive damages, in excess of $36 million and declaratory relief, an amount they have since significantly increased during discovery.  On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims.  The Company is seeking damages and declaratory relief.

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al.).  An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs.  On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice.  There are currently 40 plaintiffs in the case.  The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims.  In their complaint, the plaintiffs claimed that the Company failed to pay them bonuses and other compensation allegedly owed to them in an amount at least between $75 million and $125 million, plus punitive damages, an amount they have since increased in discovery responses to approximately $300 million, plus punitive damages.  On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 31, 2011, the case was transferred to the complex division.

Some of the parties have filed, and are likely to file, additional pre-trial motions, including dispositive motions, and discovery continues in the ordinary course of the litigation.  The court has set a trial date of May 7, 2012.

The Company has accrued, and will continue to accrue, appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter.  Due to the inherent uncertainties of litigation, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual.   The Company does not expect this lawsuit to have a material impact on the Company’s business, financial condition, results of operation or liquidity.  However, an unfavorable resolution of this lawsuit above the amount of the accrual could have a material adverse effect on the Company’s business and results of operations in an interim period in which the lawsuit is ultimately resolved.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended September 30, 2011, the total number of shares purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at September 30, 2011.

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as part	of shares that may
	of shares	price paid	of publicly announced	yet be purchased under
Period	purchased (1)	per share ($)	plans or programs (1)	the plans or programs ($)
July 1, 2011—July 31, 2011	—	$—	—	$1,020,884,422
August 1, 2011—August 31, 2011	—	—	—	1,020,884,422
September 1, 2011—September 30, 2011	1,991,457	11.61	1,991,457	997,758,050
Total	1,991,457	11.61	1,991,457

(1)  These purchases were made pursuant to the stock repurchase program (the “2011 Stock Repurchase Program”) approved by our Board of Directors on February 3, 2011 and announced on February 9, 2011 pursuant to which we may repurchase up to $1.5 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program. In addition to the repurchases in the table, in October 2011, we settled the purchase of 0.5 million shares of our common stock that we had committed to repurchase in September 2011 pursuant to the 2011 Stock Repurchase Program for $6 million.

Item 5. Other Information

10b5-1 Stock Trading Plan

The Company’s directors and employees may, at a time they are not in possession of material non-public information, enter into plans (“Rule 10b5-1 Plans”) to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1.  Rule 10b5-1 permits trading on a pre-arranged, “automatic-pilot” basis, subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person’s behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan.  In addition, any such plan of the Company’s directors and employees is required to be established and maintained in accordance with the Company’s “Policy on Establishing and Maintaining 10b5-1 Trading Plans”.

Rule 10b-5-1 Plans permit persons whose ability to purchase or sell our common stock may otherwise be substantially restricted (by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information) to engage in pre-arranged trading.  Trades under a Rule 10b5-1 Plan by our directors and employees are not necessarily indicative of their respective opinions of our current or potential future performance at the time of the trade. Trades by our directors and executive officers pursuant to a Rule 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC, in accordance with applicable laws, rules and regulations.

On September 15, 2011, Robert A. Kotick, our Chief Executive Officer, entered into a Rule 10b5-1 Plan. This Rule 10b5-1 Plan will expire no later than November 15, 2012 and, pursuant to this plan, if and when the price of our common stock is equal to or greater than various minimum price thresholds specified in the plan, certain shares covered by the Rule 10b5-1 Plan, up to an aggregate maximum of approximately 4.8 million shares, will be sold on the open market at then-prevailing market prices.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 8, 2011

ACTIVISION BLIZZARD, INC.

/s/ THOMAS TIPPL	/s/ STEPHEN WEREB
Thomas Tippl	Stephen Wereb
Chief Operating Officer, Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed August 15, 2008).

3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10.1*	Release Agreement, dated as of August 1, 2011, between George Rose and the Company.

10.2*	Consulting Agreement, dated as of August 1, 2011, among George Rose, Suffolk Ventures LLC and the Company.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                       Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; (iv) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements.

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