Form 10-K
period 2011-12-31
Activision Blizzard, Inc.
filed 2012-02-28
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2011 (based on the closing sale price of $11.68 per share as reported on the NASDAQ) was $4,843,916,612.

         The number of shares of the registrant's Common Stock outstanding at February 16, 2012 was 1,122,866,712.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2012 Annual Meeting of Shareholders which is expected to be held on June 7, 2012, are incorporated by reference into Part III of this Annual Report.

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

        Activision Blizzard, Inc.'s ("Activision Blizzard") names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Item 1.    BUSINESS

Overview

        Activision Blizzard is a worldwide publisher of online, personal computer ("PC"), console, handheld, and mobile interactive entertainment products. Through Activision Publishing, Inc. ("Activision"), we are a leading international publisher of interactive software products and content, with a focus on developing and publishing video games on various consoles, handheld platforms and the PC platform through internally developed franchises and license agreements. Activision currently offers games that operate on the Sony Computer Entertainment Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Nintendo Dual Screen ("DS") handheld game systems; the PC; Apple iOS devices and other handheld and mobile devices. Through Blizzard Entertainment, Inc. ("Blizzard"), we are the leading publisher of online subscription-based games in the massively multiplayer online role-playing game ("MMORPG") category. Blizzard also internally develops and publishes PC-based computer games and maintains its proprietary online-game related service, Battle.net.

        Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license or from our affiliate label program with certain third-party publishers. Activision is focusing its efforts in the areas we believe have the most opportunity for growth and higher profitability, and we have reduced investments in areas we believe have less profit potential and limited growth opportunities. To that end, investments are being focused on proven intellectual properties to develop deep, high-quality content that offers engaging online multiplayer gaming experiences. For example, during 2011, Activision released Call of Duty®: Modern Warfare® 3, which set new interactive entertainment launch retail sales records with over $775 million of retail sales within five days of launch, exceeding the prior year's record-setting launch of Call of Duty: Black Ops®, according to Charttrack and retail customer sales information. Activision is currently developing sequels and additional content to build on the continued success of the Call of Duty franchise. Activision has also recognized that new digital distribution channels have emerged that offer efficiency and convenience for audiences, as well as additional profit opportunities and recurring revenue models for content creators. As such, in November 2011, Activision launched Call of Duty Elite, a digital service that provides both free and paid subscription-based content and features for the Call of Duty franchise. It combines social networking features and online programming, offering the most accessible way to connect and play Call of Duty games with other people. Activision also expects to continue to release several other titles that economically utilize key licensed intellectual properties, such as Marvel Entertainment, Inc.'s ("Marvel") Spider-Man and X-Men franchises, MGM Interactive and EON Productions Ltd.'s ("MGM & EON") James Bond franchise, Hasbro Properties Group's ("Hasbro") Transformers™ franchise and the long-standing Cabela's® hunting franchise, among others.

        While focusing on our proven intellectual properties is one of our priorities, we also continue to make strategic investments in developing new intellectual properties. On October 16, 2011, we launched Skylanders Spyro's Adventure™, a new intellectual property that combines the use of toys with video games, delivering a new game play experience to our audiences. Additionally, we have established a long-term alliance with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe to market in future years.

        Blizzard is the development studio and publisher best known as the creator of World of Warcraft®, as well as the multiple award winning Diablo® and StarCraft® franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, including sales of prepaid-cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II® products. Blizzard has released three expansion packs to World of Warcraft—World of Warcraft: The Burning Crusade®, World of Warcraft: Wrath of the Lich King®, and World of Warcraft: Cataclysm®. In July 2010, the company launched the sequel to StarCraft, StarCraft II: Wings of Liberty. In conjunction with the release of StarCraft II: Wings of Liberty, Blizzard launched a new version of its 24/7 online gaming service, Battle.net®, facilitating the creation of user generated content, digital distribution and online social connectivity amongst the World of Warcraft and StarCraft players. Recently, Blizzard has announced its intention to ship Diablo III® in the second quarter of 2012, released a trailer showcasing the multiplayer aspect of its StarCraft II expansion, Heart of the Swarm®, and announced plans for the fourth World of Warcraft expansion—World of Warcraft: Mist of Pandaria®. In addition to developing these games, Blizzard is also currently developing a new massive multiplayer online game.

        The Activision Blizzard Distribution ("Distribution") business consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The Company

        Activision, Inc. was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi , and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol "ATVI."

Our Strategy

        Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of quality interactive entertainment software, online content and services that deliver a highly satisfying entertainment experience.

        Continue to Improve Profitability.    We continually strive to manage risk and increase our operating efficiency with the goal of increased profitability. We believe the key factors affecting our future profitability will be the success of our core properties, proven franchises and genres, cost discipline, and our ability to benefit from the continued growth of online and digital revenue opportunities.

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

        Focus on Delivery of Digital Content and Online Services.    We continue to shift towards digital delivery of content and to establish and develop direct and long-term relationships with our gamers. We will also continue to support, maintain and enhance the World of Warcraft and Call of Duty online communities. We believe that focusing our efforts on online product innovations, such as additional online content, services and social connectivity, provides lasting value enhancement to our global communities of players.

Competition

        We compete for the leisure time and discretionary spending of consumers with other video game companies, as well as with other providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music.

        The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations who may have greater financial, marketing, and product development resources than we have. Due to their different focuses and allocation of resources, certain of our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for desirable motion picture, television, sports and character properties, and pay more to third-party software developers. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. We believe that the main competitive factors in the interactive entertainment industry include: product features, game quality and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; online capability and functionality; ease of use; price; marketing support; and quality of customer service.

        We compete primarily with other publishers of PC, online and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Sony, Nintendo and Microsoft, compete directly with us in the development of software titles for their respective platforms. Further, a number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet, and we expect new competitors to continue to emerge in the subscription-based MMORPG category. Lastly, we compete with mobile-game publishers for alternative handheld devices such as Apple iOS devices and other emerging handheld and mobile devices.

Employees

        We had approximately 7,300 total full-time and part-time employees at December 31, 2011. At December 31, 2011, approximately 117 of our full-time employees were subject to term employment agreements with us. These agreements generally commit the employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to these agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. In our experience, entering into employment agreements with these employees reduces our turnover during the development, production, and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities. Other employees outside of the United States are also party to employment agreements that do not specify a fixed term.

        The majority of our employees in France, Spain, Italy and in our distribution companies in Germany are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

Intellectual Property

        Like other entertainment companies, our business is significantly dependent on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games.

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

        We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to the software code in our products. Moreover, we own or license the brand or title name trademark under which our products are marketed. We register copyrights, trademarks and patents in the United States and other countries as appropriate.

        We often distribute our PC products using copy protection technology or other technological protection measures to prevent piracy and the use of unauthorized copies of our products. In addition, console manufacturers typically incorporate technological protections and other security measures in their consoles in an effort to prevent the use of unlicensed products. We are actively engaged in enforcement and other activities to protect against unauthorized copying and piracy, including monitoring online channels for distribution of pirated copies, and participating in various enforcement initiatives, education programs and legislative activity around the world.

Significant Customers

        We did not have any single customer that accounted for 10% or more of our consolidated net revenues for the year ended December 31, 2011. We had one customer, GameStop, which accounted for approximately 12% and 10% of our consolidated net revenues for the years ended December 31, 2010 and 2009, respectively.

Operating Segments

        We have three operating segments: (i) Activision Publishing, Inc. and its subsidiaries—publishing interactive entertainment software products and downloadable content, (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing real-time strategy, role-playing PC games and online subscription-based games in the MMORPG category, and (iii) Activision Blizzard Distribution—distributing interactive entertainment software and hardware products ("Distribution"). See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding operating segments.

Activision—Business Overview

Strategy

        Create, Acquire and Maintain Strong Franchises.    Activision focuses on development and publishing activities, principally for products and content that are, or have the potential to become, franchises with sustainable mass consumer appeal and recognition. It is our experience that these products and content can then serve as the basis for sequels, prequels and related new products and content that can be released over an extended period of time. We believe that the publishing and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We own several successful intellectual properties including Call of Duty and the newly released Skylanders franchise, and we intend to continue development of owned franchises in the future. We have entered into a series of strategic relationships with the owners of intellectual properties, such as Marvel, MGM & EON, Hasbro, Mattel, Inc. and Cabela, pursuant to which we have acquired the rights to publish products based on franchises such as, Spider-Man, X-Men, James Bond, Transformers™ and the Cabela's® hunting franchise. We also have an exclusive 10-year alliance with Bungie, a developer of successful game franchises, to bring Bungie's next big action game universe to market.

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

        We develop our products using a combination of our internal development resources and external development resources acting under contract with us. We typically select our external developers based on their track records and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe enhances the quality of our products and accelerates the timing of releases.

        Focused Product Offerings, Diversity in Platforms and Geographies.    We believe Activision has aligned its product offerings and cost structure to position the business for long-term growth. Through our online-enabled products and content, we believe we are best positioned to take advantage of retail and digital distribution channels that allow us to deliver content to a diversity of gamers ranging from children to adults and from core gamers to mass-market consumers to "value" buyers seeking budget-priced software, in a variety of geographies. Presently, the majority of products that we develop, publish and distribute operate on the PS3, Xbox 360, and Wii console systems, and the PC. In addition, emerging and rapidly growing online-enabled platforms, in which we will support in-game integration and bring together online experience and gameplay, will continue to be a focus. We typically offer our products for use on multiple platforms to reduce the risks associated with any single platform, spread our costs over a larger installed hardware base, and increase unit sales. We intend to continue to offer both online and packaged software and games with localized content in different geographies.

Products

        In recent years, Activision has been best known for its success in the first-person action category from the Call of Duty original intellectual property, including the latest release, Call of Duty: Modern Warfare 3, which set records with over $775 million of retail sales during the first five days from its launch in November 2011, according to Charttrack and retail customer sales information. The Call of Duty franchise has achieved approximately $6 billion life-to-date revenue and has an active global community of millions of players. Call of Duty: Modern Warfare 3, released in the fourth quarter of 2011, is also setting online usage records that illustrate the game has become one of the leading global entertainment experiences of all time. At the same time we released Call of Duty: Modern Warfare 3 on November 8, 2011, we launched Call of Duty Elite which had more than 7 million registered users, including more than 1.5 million paying premium members, at January 31, 2012.

        In 2012, we expect to continue to develop and expand our Call of Duty franchise. Activision has announced Call of Duty: Modern Warfare 3 Content Season for Call of Duty Elite, which will provide Call of Duty Elite premium members with regular updates of new content. At least 20 content releases are planned from January through September of 2012, of which three have been released during the first two months of 2012 and two are planned for March 2012. These content releases are currently first made available on Xbox Live, followed by availability on additional platforms at a later time. For players who would like to buy released content a la carte, we have announced the Call of Duty Modern Warfare 3 Content Collection, the first installment of which is expected to be released in March 2012.

        On October 16, 2011, we launched Skylanders Spyro's Adventure™, a new intellectual property that combines the use of toys with video games, delivering a new game play experience to our audiences. In North America and Europe, including accessory packs and figures, Skylanders Spyro's Adventure was the #8 best-selling game in dollars for the fourth quarter of 2011 and the #1 selling kids' title in dollars in 2011 according to The NPD Group, Charttrack and Gfk. Additionally, in North America, including accessory packs and figures, Skylanders Spyro's Adventure was the #10 best-selling title in dollars according to The NPD Group.

        Activision also develops products spanning other genres, including first-person action, action/adventure, role-playing, simulation and strategy. For example, in April 2012, we plan to release Prototype 2, the sequel to our popular open-world action game that was originally released in 2009.

Product Development and Support

        Activision develops and produces titles using a model in which a core group of creative, production, and technical professionals, in coordination with our marketing, finance and other departments, have responsibility for the entire development and production process, including the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. Activision believes that this model allows us to supplement internal expertise with top quality external resources on an as-needed basis.

        In addition, Activision often engages independent third-party developers to create products on Activision's behalf. We either own these products or have rights to commercially exploit these products. In other circumstances, a third-party developer may retain ownership of the intellectual property and/or technology included in the product and reserve certain exploitation rights. Activision typically selects these independent third-party developers based on their expertise in developing products in a specific category for specific platforms. Each of our third-party developers is under contract with us, either for a single or multiple titles. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are or will be independently created by third-party developers. In such cases, the agreements with these developers typically provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, Activision often has the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and Activision frequently has the right to engage the services of the original developer with regard to further product development.

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

        Activision provides various forms of product support to both our internally and externally developed titles. Activision quality assurance personnel are involved throughout the development and production of each title published. Activision subjects all such products to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our products after release, Activision generally provides its customers online access on a 24-hour basis, as well as live telephone operators who answer the help lines during regular business hours.

Marketing, Sales, and Distribution

        Activision's marketing efforts include activities on the Internet (including on Facebook, Twitter, YouTube and other online social networks and websites), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by Microsoft, Sony and Nintendo. From time to time, we also receive marketing support from hardware manufacturers, mass appeal consumer products related to a game, and retailers in connection with their own promotional efforts. In addition, certain of our products contain software that enables customers to "electronically register" their purchases with us online.

        We believe that our strong proven franchises and genres generate a loyal and devoted customer base that continues to purchase our sequels as a result of their dedication to the franchise and satisfaction from previous product purchases. We therefore market these sequels, expansion packs and downloadable content toward the established customer base as well as to broader audiences. In addition, we believe that we derive benefits for our licensed properties from the marketing and promotional activities undertaken by the underlying intellectual property owners, in addition to our own marketing efforts.

        North American Sales and Distribution.    Our products are available for sale or rental in thousands of retail outlets in North America. Our North American retail customers include, among others, Best Buy, GameStop, Target, Toys "R" Us and Wal-Mart.

        In the United States ("U.S.") and Canada, our products are primarily sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. We believe that a direct relationship with retail accounts results in more effective inventory management, merchandising, and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We also sell our products to a limited number of distributors.

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

        Digital Distribution.    Online and digital distribution channels are continuing to grow. Some of our products and content are sold in a digital format, which allows consumers to purchase and download the content at their convenience directly to their PC, console system or wireless device. We partner with digital distributors to utilize this growing method of distribution. We also make available to our customers value-added downloadable content to enhance their gaming experience through the digital online services provided by Microsoft, Sony and Nintendo.

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

Manufacturing

        Activision prepares a set of master program copies, documentation and packaging materials for our products for each hardware platform on which the product will be released. With respect to products for use on the Sony, Nintendo and Microsoft systems, our disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third-party subcontractors and Company-owned distribution facilities.

        To maintain protection over their hardware technologies, Sony, Nintendo and Microsoft generally specify or control the manufacturing and assembly of finished products and license their hardware technologies to us. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

Blizzard—Business Overview

Strategy

        Maintain and Build upon Our Leadership Position in the Subscription-Based MMORPG Category and PC Online Categories. Blizzard plans to maintain and build upon our leadership position in the subscription-based MMORPG category by regularly providing new content, game features and online services to further solidify the loyalty of our subscriber base, as well as to expand our global game footprint to new geographies.

        We believe that the PC online platform will remain a growing category throughout the world. The large and growing PC installed base in all regions and the continuing development of broadband connectivity facilitates online games and community experiences while creating access to new potential customers. Further, World of Warcraft is a server-based game, only playable online, thus allowing Blizzard to be one of the few companies that can target markets that have been dominated by piracy and monetize former illegitimate players, as well as expand in markets that have not been penetrated by consoles, but offer a large PC installed base.

Products

        Blizzard is the leading company in the subscription-based MMORPG category. World of Warcraft was initially launched in November 2004 and today is available in North America, Europe (including Russia), Southeast Asia, China, South Korea, Australia, New Zealand, Malaysia, Singapore, Chile, Brazil, Argentina, and the regions of Taiwan, Hong Kong and Macau. As of December 31, 2011, approximately 10.2 million gamers worldwide were subscribed* to play Blizzard's World of Warcraft. World of Warcraft is available in various languages based on the regions in which it is played and has earned awards and praise from publications around the world. Since the first release of World of Warcraft, Blizzard has launched three expansion packs in all regions in which the game is supported. The three expansion packs are World of Warcraft: The Burning Crusade, which was first available in January 2007, World of Warcraft: Wrath of the Lich King, which was first available in November 2008, and World of Warcraft: Cataclysm which was first available in December 2010. Revenues associated with the World of Warcraft franchises accounted for 90%, 89%, and 98% of Blizzard's consolidated net revenues for the years ended December 31, 2011, 2010, and 2009, respectively. Additionally, in July

*
We define World of Warcraft subscribers as: (1) individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, (2) individuals who have purchased the game and are within their free month of access, and (3) Internet Game Room players who have accessed the game over the last thirty days. Our definition of subscribers does not include any players under free promotional subscriptions, expired or cancelled subscriptions, or expired prepaid cards.

2010, Blizzard launched the sequel to StarCraft, StarCraft II: Wings of Liberty simultaneously around the world, including North America, Europe (including Russia), Southeast Asia, South Korea, Australia, New Zealand, Chile, Brazil, Argentina, and the regions of Taiwan, Hong Kong and Macau. In conjunction with the release of StarCraft II: Wings of Liberty, Blizzard launched a new version of its 24/7 online gaming service, Battle.net, providing user generated content, digital distribution and online social connectivity amongst the World of Warcraft and StarCraft players.

Product Development and Support

        As a development studio and the creator and publisher of the World of Warcraft, Diablo and StarCraft franchises, Blizzard focuses on creating well-designed, high quality games. Product development is handled internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain its current subscribers and attract new subscribers, Blizzard continues to develop new patches to upgrade World of Warcraft. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; Paris, France; Cork, Ireland; Seoul, South Korea; Singapore; Shanghai, China; and Taipei, Taiwan to provide 24/7 game support to World of Warcraft players in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

Marketing, Sales, and Distribution

        Blizzard distributes its products and generates revenues worldwide through various means: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards, and other value-added services such as the ability to change "factions", the ability to transfer "realms" and other character customizations), retail sales of physical "boxed" products, online download sales of PC products, and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II. Many of our services and products are digitally enabled, which allows us to take advantage of this rapidly growing channel and to reinforce Blizzard's long-term relationships with its gamers. In addition, Blizzard operates the online game service, Battle.net, which attracts millions of active players, making it one of the largest online-game related services in the world. Battle.net powers StarCraft II: Wings of Liberty and World of Warcraft, and is expected to power future releases. The service offers players advanced communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of what Blizzard game they are playing.

Distribution—Business Overview

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

Additional Financial Information

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding operating segments and geographic areas. See the Critical Accounting Policies section under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our practices with regard to several working capital items, such as rights of returns, and inventory practices. See the Management's Overview of Business Trends under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of seasonality on our business.

Available Information

        Our website located at http://www.activisionblizzard.com allows access free of charge to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the Securities and Exchange Commission ("SEC").

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

Item 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the Securities and Exchange Commission, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.

If general economic conditions decline, demand for our products could decline.

        Our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles. In recent years, adverse worldwide economic conditions, including declining consumer confidence, global economic recession, rising unemployment and volatile gasoline prices, have led consumers to delay or reduce discretionary spending, including purchases of some types of our products. Reduced consumer spending may also result in an increase in our selling and promotional expenses, in an effort to offset that reduction. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition.

The uncertainty of current worldwide economic conditions makes budgeting and forecasting very difficult.

        We are unable to predict the likely duration of the current adverse worldwide economic conditions, and all of the effects those conditions may have on our business. In particular, the uncertainty of current worldwide economic conditions subjects our forecasts to heightened risks and uncertainties.

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

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately high percentage of our profits. For example, the three key franchises of Call of Duty, World of Warcraft, and Skylanders accounted for approximately 73% of our net revenues, and a significantly higher percentage of our operating income, in 2011. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly harm our business and financial results.

A substantial portion of our revenue and profitability depends on the success of our Call of Duty franchise in the first-person action game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Activision Blizzard is a leading global developer, publisher and distributor in terms of revenues in the first-person action game category, due to the popularity of Activision's Call of Duty franchise. Revenues from this game comprise a significant portion of our consolidated revenues. To remain a leader in the first-person action game category, it is important that we continue to develop new games in the Call of Duty franchise that are favorably received by both our existing customer base and new customers. A number of software publishers have developed and commercialized, or are currently developing, first-person action games which pose a threat to the popularity of Call of Duty, and we expect new competitors to continue to emerge in the first-person action category. If consumer demand for Call of Duty games declines and we have not introduced new first-person action games or other products that replace Call of Duty's potentially decreasing revenue, or added other sources of revenue, our financial condition could suffer. Additionally, if consumer preferences trend away from first-person action games, our revenue and profitability may decline.

A substantial portion of our revenue and profitability depends on the subscription-based massively multiplayer online role-playing game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Blizzard is the leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based MMORPG category, due primarily to the popularity of Blizzard's

World of Warcraft and related expansion packs. Subscription revenues from this game comprise a significant portion of our consolidated revenues. To remain the leader in the subscription-based MMORPG category, it is important that we continue to refresh World of Warcraft or develop new MMORPG products that are favorably received by both our existing customer base and new customers. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the MMORPG category. If consumer demand for World of Warcraft games declines and we have not introduced new MMORPG or other products that replace World of Warcraft's potentially decreasing revenue, or added other sources of revenue, our financial condition could suffer. Additionally, if new technologies are developed that replace MMORPGs, consumer preferences trend away from MMORPGs or new business models emerge that offer online subscriptions for free or at a substantial discount to current MMORPG subscription fees, our revenue and profitability may decline.

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

If our games and services do not function as consumers expect, our business may suffer.

        If our games and services do not function as consumers expect, whether because they fail to work as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features, like World of Warcraft, and our digital service, Call of Duty Elite, because they involve ongoing obligations to the consumers and, in the case of Call of Duty Elite, require us to develop new technology, which we may not be able to do successfully. If our games and services do not function as expected, our revenue may decline.

The future success of our business depends on our ability to release popular products in a timely manner.

        The life of any given console or handheld game product is relatively short and generally involves a relatively high level of sales during the first few months after the product's introduction, followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have an adverse effect on our operating results and cause our operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high quality new products that are popularly received and to release those products in a timely manner. If we are unable to continue to do so, our business and financial results may be negatively affected.

If we are unable to sustain premium pricing on current-generation titles, our operating results will suffer.

        If we are unable to sustain premium pricing on current-generation titles for the Microsoft Xbox 360, Sony's PS3 and the Nintendo Wii for so long as those platforms remain current generation, whether due to competitive pressure, because retailers elect to price these products at a lower price or otherwise, we may experience a negative effect on our margins and operating results. Further, we make provisions for price migration and channel protection based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, we may experience a negative effect on our margins and operating results.

If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with such development, our business may suffer.

        Our business model is evolving and we believe that our growth will depend upon our ability to successfully develop and sell new types of products and to otherwise expand the methods by which we reach our consumers, including via digital distribution. Developing new products and distribution channels will require substantial up-front expenditures. If such products or distribution channels do not achieve expected market acceptance or generate sufficient revenues upon introduction, whether because of competition or otherwise, we may not be able to recover the substantial development and marketing costs associated with those products and distribution channels. In addition, expanding our business model will add complexity to our business and require us to effectively adapt our business and management processes to address the unique challenges and different requirements of any new areas in which we operate, which we may not be able to do, for lack of institutional expertise or otherwise. If any of these occur, our revenues, margins and profitability could decline.

Our market is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies, our revenues would be negatively affected.

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies in order to keep such products competitive. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment prior to the introduction of the product. If we invest in the development of video games incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. Further, our competitors may adapt to an emerging technology more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues would also be adversely affected, and it may take significant time and resources to shift product development resources to that technology or platform. For example, digital content delivery is increasingly important in our industry, requiring us to develop or acquire the expertise needed to remain competitive. Any failure to successfully adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our share and significantly increase the time we take to bring popular products to market.

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

        The proportion of our revenue derived from digital content delivery as compared to traditional retail sales is increasing. The increased importance of digital content delivery in the industry overall increases our potential competition, as the minimum capital needed to produce and publish a game delivered digitally may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. This will also require us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. It may also reduce overall demand for our distribution services. If either occurs, our revenues, margins, and profitability could decline.

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

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

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

        We also compete with other forms of interactive entertainment, such as casual games like iPhone applications and other mobile phone games, and games developed for use by consumers on the iPad or social networking sites, most of which are currently free to play. Increased consumer acceptance and availability of such games or other online games, consumer acceptance and availability of technology which allows users to play games on televisions without consoles, or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our console and handheld products.

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

Sales of Skylanders Spyro's Adventure may be affected by the availability of toys, increasing our exposure to imbalances between projected and actual demand.

        Skylanders Spyro's Adventure involves "smart toys" consisting of action figures and an electronic "portal" which, when used together, allow a player to store and access information about his character's performance in the game. We sell the toys both bundled with the software for the title and on a stand-alone basis. Consumers may not want to buy the related software if they cannot also buy the "smart toys". If we underestimate demand or otherwise are unable to produce sufficient quantities of toys of an acceptable quality or allocate too few toys to geographic markets where demand exceeds supply, we will forego revenue. This may also create greater opportunities for competitors to develop competitive product offerings. In addition, if we overestimate demand and make too many toys, or allocate too many toys to geographic markets where there is insufficient demand, we will incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, toy manufacturing and allocation decisions may negatively affect our financial performance.

We may overestimate demand for a product, incurring unrecoverable manufacturing costs

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform, regardless of whether that product is sold. If we overestimate demand and make too many physical "boxed" copies of any title, we will incur unrecoverable manufacturing costs for unsold units, which may negatively affect our profitability.

A substantial portion of Activision Blizzard's revenues is derived from subscriptions paid by World of Warcraft subscribers. If we are unable to sustain this business model or these customers cancel their subscriptions, our results of operations may suffer.

        A substantial portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. Typically, World of Warcraft subscribers purchase one to six month memberships that are cancelable, without penalty, at the end of the membership period. If World of Warcraft subscribers become dissatisfied, they may chose not to renew their memberships in order to engage in other forms of entertainment (including competing MMORPG offerings) and we may not be able to replace lost subscribers. Additionally, if general economic conditions decline, consumers may decrease their discretionary spending on entertainment items such as MMORPGs and users may choose not to renew their World of Warcraft subscriptions. A decrease in the overall subscription base of World of Warcraft could substantially harm our operating results.

We are exposed to seasonality in the sale of our products.

        The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season in the fourth quarter of the year. As a result, net revenues, gross profits, and operating income have historically been highest during the second half of the year. Receivables and credit risk are likewise higher during the second half of the year, as customers stock up on our products for the holiday season. Further, delays in development, licensor approvals, or manufacturing can also affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season.

We depend on servers to operate our games with online features, such as our MMORPG, and our digital service with online features. If we were to lose server capacity, for any reason, our business could suffer.

        Our business relies on the continuous operation of our data servers. Any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents our security measures, or a failure of our disaster recovery service would likely interrupt the operation of our MMORPG, World of Warcraft, and other games of ours with online features, and our digital service, Call of Duty Elite, and could result in the loss of sales for such games (including subscription-based sales for World of Warcraft) or subscriptions for Call of Duty Elite. An extended interruption of service could also harm our reputation and operating results.

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

        Our online gaming businesses are dependent on the availability of sufficient Internet bandwidth. An increase in the price of bandwidth could have an adverse effect on operating margins, since we may not be able to increase our prices or subscriber levels to compensate for such costs. Because of the importance of our online business to our revenues and results of operations, our ability to access adequate bandwidth to support our business is critical. To secure bandwidth access, we have entered into arrangements with several bandwidth providers and entered into long-term contracts with some of them to secure future bandwidth capacity. If the price of bandwidth were to decrease, our contractual commitments to pay higher prices could affect our ability to compete with other video game producers.

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

        Vivendi and its subsidiaries owned approximately 60% of our issued and outstanding shares of common stock at December 31, 2011.

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

        Vivendi may sell the shares of our stock that it owns, including pursuant to a registered underwritten public offering under the Securities Act of 1933, as amended (the "Securities Act"), or in accordance with Rule 144 under the Securities Act. We have entered into an investor agreement with Vivendi, which includes registration rights and which gives Vivendi the right to require us to register all or a portion of its shares at any time, subject to certain limitations. The sale of a substantial number of shares of common stock by Vivendi within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock. On November 11, 2011, Vivendi and its affiliates sold 35 million shares of our stock for $12.05 per share.

We are involved in legal proceedings that may result in adverse outcomes.

        From time to time, we are involved in claims, suits, government investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, competition and antitrust matters, privacy matters, tax matters, labor and employment claims and commercial claims. Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial fines and penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices, which could adversely affect our business, financial position, results of operations or liquidity.

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers increasingly may become subject to infringement claims. Further, many of our products are highly realistic and feature materials that are based on real world examples, which may also be the subject of intellectual property infringement claims of others. In addition, our products often utilize complex, cutting-edge technology that may become subject to emerging intellectual property rights of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement, particularly since there are an increasing number of companies which focus their efforts exclusively on enforcing their patent rights.

        From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming, distracting to management and expensive to defend. Further, intellectual property litigation or claims could force us to do one or more of the following:

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

        We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark and trade secret laws and employee and third-party nondisclosure agreements, to protect our proprietary rights. We own or license various copyrights, patents and trademarks. We are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could cause harm to our business and financial results.

        Policing unauthorized sale, distribution and use of our products is difficult, and software piracy (including online piracy) is a persistent problem. Further, the laws of some countries where our products are or may be distributed either do not protect their products and intellectual property rights to the same extent as the laws of the U.S., or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized sale, distribution and use of our products more difficult and to otherwise enforce and police our rights, as do the manufacturers of consoles on which a majority of those games we publish are played, our efforts and the efforts of the console manufacturers may not be successful in controlling the piracy of our products in all instances. The proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products all have contributed to an expansion in piracy. This could have a negative effect on our growth and profitability in the future.

        Moreover, as user-generated content increases, our ability to protect our intellectual property rights and to avoid infringing intellectual property rights of others may diminish. We cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies.

The importance to our business of the "smart toys" related to Skylanders Spyro's Adventure exposes us to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity and increases in manufacturing and shipping costs.

        Skylanders Spyro's Adventure involves "smart toys" consisting of action figures and an electronic "portal" which, when used together, allow a player to store and access information about his character's performance in the game. Many of the manufacturers of those "smart toys" are located in China. Anything that impacts the ability of those manufacturers to produce or otherwise supply the toys for us or increases their costs of production, including the utilization of any such manufacturer's capacity by another company, changes in safety, environmental or other regulations applicable to the toys and the manufacturing thereof, natural or manmade disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China, may adversely impact our ability to supply those toys to the market and the prices we must pay for those toys, and therefore our financial performance. Moreover, the failure of those manufacturers to consistently deliver action figures and portals meeting the quality and safety standards we require could adversely impact our financial performance.

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

  •
  limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing products or require us to fund additional costs; and

  •
  a competitor may acquire the businesses of key developers or sign them to exclusive development arrangements and, in either case, we would not be able to continue to engage such developers' services for our products, except for any period of time for which those developers are contractually obligated to complete development for us.

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

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee and/or price that we must pay in order to publish games for that platform. Similarly, the platform licensors have retained the flexibility to change their fee structures and/or pricing for online gameplay and features for their consoles and the manufacturing of products. The control that platform licensors have over the fee structures and/or pricing for their platforms and online access makes it difficult for us to predict our costs and profitability in the medium-to-long term. It is also possible that platform licensors will not renew our existing licenses. Any increase in fee structures and/or pricing, or nonrenewal of licenses, could have a significant negative impact on our business models and profitability, particularly for Activision, as the publishing of products for console systems is the largest portion of Activision's business.

Our business is highly dependent on the success, timely release and availability of new video game platforms and on the continued availability of, and support for, existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PS3 and PlayStation Portable, Microsoft's Xbox 360 and Nintendo's Wii and DS. For example, sales of products for consoles accounted for 51% of our consolidated net revenue in 2011. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms and the continued support for these platforms by their manufacturers, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, do not attain wide market acceptance ore are not adequately supported by their manufacturers, our revenues may suffer, we may be unable to fully recover our investment in developing those products, and our financial performance may be harmed.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

        In 2005, Microsoft released the Xbox 360 and, in 2006, Sony and Nintendo introduced the PS3 and Wii, respectively. Nintendo has announced that it intends to launch its next-generation console, the Wii U, in all major regions by the 2012 year-end holiday buying season. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console entertainment software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

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

Platform licensors are our competitors and frequently control the manufacturing of, and have broad approval rights over, our console and handheld video game products.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

        The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo or Microsoft could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing, or distribution costs, any of which could harm our business and financial results.

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and, in large part, establish the financial terms and/or pricing on which these products and services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox 360, Sony provides online capabilities for PS3 products, and Nintendo provides online capabilities for the Wii. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. As these capabilities become more significant, the failure or refusal of licensors to approve our products may harm our business and financial results.

Our sales may decline substantially without warning and in a brief period of time because a substantial portion of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

        In the U.S. and Canada, Activision has primarily sold its boxed products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Activision boxed products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Activision's sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. While we did not have any single customer who accounted for 10% or more of our consolidated net revenues for 2011, we had one customer, GameStop, which accounted for approximately 12% of our consolidated net revenues in 2010. We had one customer, Wal-Mart, which accounted for 21% of consolidated gross receivables at December 31, 2011, and two customers, GameStop and Wal-Mart, which accounted for 12% and 18% of consolidated gross receivables at December 31, 2010, respectively. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

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

        We conduct business throughout the world, and we derive a substantial amount of revenue from international trade, particularly from Europe, Asia and Australia. We expect that international revenues will continue to account for a significant portion of our total revenues in the future and, moreover, that our growth will depend on increased sales in emerging markets in Asia and elsewhere.

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

        A deterioration in relations between either us or the U.S. and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, including China in particular, could result in the adoption or expansion of trade restrictions that harm our business and operating results. For instance, to operate in China, World of Warcraft, StarCraft II and any other game must have regulatory approval. A decision by the Chinese government to revoke its approval for World of Warcraft or StarCraft II or to decline to approve any other products we desire to sell in China in the future would adversely impact our operating results. Additionally, in the past, legislation has been implemented in China that has required modifications to the World of Warcraft software. The future implementation of similar laws in China or any other country in which we have operations or sales may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the customer experience to the point where customers cease to purchase such products.

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

        We are subject to income taxes in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimate process is inherently uncertain, and such estimates are not binding on tax authorities. The effective tax rate could be adversely affected by a variety of factors, including changes in the business, including the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws. Further, tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income could be adversely affected.

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

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including certain major currencies, such as the euro and U.K. pound, and emerging market currencies, such as the South Korean won and Chinese renminbi, which could fluctuate against the U.S. dollar. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, with hedge tenors of generally less than 12 months, as well as managing these exposures with natural offsets. We may also hedge non-U.S. dollar earnings from time to time. Our principal counterparty in respect of currency derivative contracts is Vivendi, though we periodically evaluate and may use similar arrangements with other counterparties. There can be no assurance that we will continue these programs, or that we will be successful in managing exposure to currency exchange rate risks.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

        Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Policies affecting software revenue recognition have and could further significantly affect the way we report revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated online service period for such games. In addition, we defer the costs of sales of those titles. We expect that an increasing number of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online service, our estimate of the online service period may change and we could be required to recognize revenue, and defer related costs, over a longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have an adverse effect on our reported net revenue, net income and earnings per share under accounting principles generally accepted in the United States of America in any given period.

We may permit our customers to return products and to receive pricing concessions which could reduce net revenues and results of operations.

        We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn, damaged and certain other products in accordance with terms granted. Price protection, when granted and applicable, allows these distributors and retailers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. These conditions may include compliance with applicable payment terms, delivery of weekly inventory and sales, and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. When we offer price protection, it may be offered with respect to a particular product to all of our retail customers who meet the applicable conditions. Activision also offers a 90-day limited warranty to its consumer end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results. We face similar issues, including exposure to risk of chargebacks, with respect to consumer end users to whom we sell products directly, whether through Battle.net or otherwise.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

        Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Those issues are exacerbated to the extent one of our products involves something in addition to software and, as such, requires additional shelf space, like Skylanders Spyro's Adventure, which includes both action figures and an electronic "portal". Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or to provide those products with adequate levels of shelf space and promotional support on acceptable terms. A prolonged failure in this regard may significantly harm our business and financial results.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

        Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fail to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

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

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body in the U.S. that provides consumers of interactive entertainment software with ratings information, including information relating to violence, nudity or sexual content contained in software titles. Certain countries other than the U.S. have also established similar rating systems as prerequisites for product sales in those countries. In some countries, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The ESRB rating categories are "Early Childhood" (age three and older), "Everyone" (age six and older), "Everyone 10+" (age 10 and older), "Teen" (age 13 and over), "Mature" (age 17 and over) and "Adults Only"). Certain of our titles have received a "Mature" rating; none of our titles has received an "Adults Only" rating. If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

        Legislation is continually being introduced that may affect both the content and the distribution of our products. Those laws and regulations vary by territory and may be inconsistent with one another or with our current practices. For example, privacy laws in the U.S. and Europe impose various restrictions on the collection, storage and use of personal information. We may be required to modify certain of our product development processes or alter our marketing strategies to comply with such regulations, which could be costly or delay the release of our products. In addition, many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict the content and/or advertising of interactive entertainment software or prohibit certain types of content. Further, legislation which attempts to restrict distribution of such products because of the content therein has been introduced at one time or another at the federal and state levels in the U.S. The adoption and enforcement of legislation which restricts the content of our products in the U.S. and other countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. Failure to comply with any applicable legislation may also result in governmental imposed fines.

If our products contain defects, our business and reputation could be harmed significantly.

        Software products as complex as the ones we publish may contain undetected errors and defects. This risk is often higher when such products are first introduced or when new versions are first released. Failure to avoid, or to timely detect and correct, such errors or defects could result in loss of, or delay in, market acceptance, and could significantly harm our business, financial results, and reputation.

A substantial portion of World of Warcraft's subscribers pays their subscription fees using credit cards. Credit card fraud could have a negative impact on our business and operating results.

        A substantial portion of the subscription revenue generated by World of Warcraft is paid by subscribers using credit cards. At times, there may be attempts to use fraudulently obtained credit card numbers to pay for World of Warcraft upgrades or subscriptions. Additionally, the credit card numbers of World of Warcraft's subscribers are maintained in a proprietary database that may be subject to malicious intrusion by hackers or otherwise compromised internally or externally. As fraudulent schemes become more sophisticated, it may become more difficult and more costly for us to detect credit card fraud and we may be required to incur costs to implement additional security measures to protect subscriber information. An increase in credit card fraud could have an adverse effect on our business, reputation, and operating results. In addition, we may be subject to legal claims or legal proceedings, including regulatory investigations and actions, if there is loss, disclosure or misappropriation of or access to our customers' credit card information.

Data breaches involving the source code for our products or customer or employee data stored by us could adversely affect our reputation and revenues.

        We store the source code and game assets for our interactive entertainment software products as created. In addition, we store confidential information with respect to our customers and employees. A malicious intrusion by hackers or other breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software, fraudulent activity or less, disclosure or misappropriation of or access to our customers' and employees' personally identifiable information or our own sensitive business data. A data intrusion into a server for a game with online features, such as World of Warcraft, or a digital service with online features, like Call of Duty Elite, could also disrupt the operation of such game or platform. If we are subject to data security breaches, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional security measures, any of which could adversely affect profitability. Any damage to our reputation resulting from a data breach could have an adverse impact on our revenues and future growth prospects. In addition, we may be subject to legal claims or proceedings in connection with data security breaches, including regulatory investigations and actions, which may adversely impact our business, operating results and financial condition.

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

        Throughout the history of the interactive entertainment industry, many video games have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features has been considered to be objectionable. In a few cases, the ESRB has reacted to discoveries of such undisclosed content and features by changing the rating or associated content descriptors originally assigned to the product, requiring the publisher to change the game or game packaging or resulting in fines to the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, some interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

        In the event of a significant decline in demand for one or more of our products, we may not be able to reduce personnel or make other changes to our cost structure without disrupting our operations or incurring costs. Further, we may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenue and profit. Moreover, cost-reduction actions may decrease our employee morale and result in the failure to execute upon our business plan due to the loss of employees or impact our ability to retain or recruit key employees, any of which could harm our operating results. In addition, any such action may involve the risk that our senior management's attention will be excessively diverted from our other operations, thereby further harming our operating results.

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of the transactions.

        As part of our business strategy, we acquire, make investments in, or enter into strategic alliances and joint ventures with complementary businesses from time to time. These transactions may involve significant risks and uncertainties, including: (A) in the case of an acquisition, (i) the difficulty in integrating the acquired business and operations in an efficient and effective manner, (ii) any liabilities assumed as part of the acquisition, and (iii) the potential loss of key employees of the acquired businesses, and, (B) in the case of an investment, alliance or joint venture, our ability to cooperate with our partner. If any such transaction involves an entity outside of the United States, it may also subject us to the risks and uncertainties of international trade, including the risk that our operations outside the U.S. could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved. Any of the foregoing could adversely affect our business and results of operations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located at 3100 Ocean Park Boulevard, Santa Monica, California. Other significant leased facilities include: our Blizzard offices located in Irvine, California and our North America distribution warehouse located in Fresno, California.

        The following is a summary of the principal leased offices we maintained as of December 31, 2011:

Purpose	North America	Europe	Asia	Total
	Square footage of leased properties
Corporate Offices	140,031	9,203	—	149,234
Activision Product Development & Publishing Facilities (Activision Segment)	886,508	70,301	31,665	624,218
Blizzard Product Development & Publishing Facilities (Blizzard Segment)	444,781	187,405	7,617	639,803
Distribution Facilities (Distribution Segment)	—	503,317	—	867,573
Sales offices	18,959	14,991	300	34,250

Total	1,490,279	785,217	39,582	2,315,078

        In total, we lease approximately 50 facilities in 19 countries, including the Argentina, Australia, Canada, China, Denmark, France, Germany, Ireland, Italy, Mexico, the Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan, United States and the United Kingdom. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

        We are currently involved in certain legal proceedings and where liabilities are probable and estimable, we have accrued appropriate amounts.

        After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims. In their complaint, West and Zampella alleged damages, including punitive damages, in excess of $36 million, an amount they have since significantly increased during discovery, as well as declaratory relief. On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims. The Company is seeking damages and declaratory relief.

        In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al). An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs. On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice. There are currently 40 plaintiffs in the case. The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims. In their complaint, the plaintiffs claimed that the Company failed to pay bonuses and other compensation allegedly owed to them in an amount at least between $75 million to $125 million, plus punitive damages, an amount they have since increased in discovery responses to approximately $300 million, plus punitive damages. On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

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

        The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter. Due to the inherent uncertainties of litigation, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual. The Company does not expect this lawsuit to have a material impact on the Company's business, financial condition, results of operation or liquidity. However, an unfavorable resolution of this lawsuit above the amount of the accrual could have a material adverse effect on the Company's business and results of operations in an interim period in which the lawsuit is ultimately resolved.

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

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ National Market under the symbol "ATVI."

        The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 16, 2012, there were 1,813 holders of record of our common stock.

	High	Low
2010
First Quarter Ended March 31, 2010	$12.18	$9.93
Second Quarter Ended June 30, 2010	12.58	9.99
Third Quarter Ended September 30, 2010	12.09	10.32
Fourth Quarter Ended December 31, 2010	12.65	10.78
2011
First Quarter Ended March 31, 2011	$12.64	$10.40
Second Quarter Ended June 30, 2011	12.06	10.85
Third Quarter Ended September 30, 2011	12.30	10.40
Fourth Quarter Ended December 31, 2011	14.40	11.60

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard Inc. under the Exchange Act or the Securities Act of 1933, as amended.

        The graph below matches the cumulative 69-month total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2006 and tracks each such investment through December 31, 2011.

        For periods prior to July 9, 2008, before the Business Combination, the share price information for the Company is for Activision, Inc. In connection with the Business Combination, Activision, Inc. changed its name to Activision Blizzard, Inc. and changed its fiscal year end from March 31 to December 31.

COMPARISON OF 69 MONTH CUMULATIVE TOTAL RETURN*
Among Activision Blizzard, Inc., the NASDAQ Composite Index,
and the RDG Technology Composite Index

*
100 invested on 3/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	3/06	3/07	3/08	12/08	12/09	12/10	12/11
Activision Blizzard, Inc.	100.00	137.35	198.04	125.31	161.13	182.91	183.90
NASDAQ Composite	100.00	106.12	100.26	69.58	100.89	118.80	117.43
RDG Technology Composite	100.00	103.63	100.69	67.68	108.89	122.84	122.60

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share payable on May 16, 2012 to shareholders of record at the close of business on March 21, 2012.

        On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per common share payable on May 11, 2011 to shareholders of record at the close of business on March 16, 2011, and on May 11, 2011, we made an aggregate cash dividend payment of $192 million to such shareholders. On August 12, 2011, the Company made dividend equivalent payments of $2 million related to that cash dividend to the holders of restricted stock units.

        On February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010 and on April 2, 2010, we made an aggregate cash dividend payment of $189 million to such shareholders. Additionally, on October 22, 2010, the Company made dividend equivalent payments of $2 million related to that cash dividend to the holders of restricted stock units.

        We did not pay cash dividends in 2009. Future dividends will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future.

Return of capital to Vivendi related to settlement of pre-Business Combination taxes

        Prior to the Business Combination, Vivendi Games' income taxes are presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games' operating results are included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi's subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi's subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi which, in accordance with the terms of the Business Combination agreement, occurred immediately prior to the close of the Business Combination.

Issuer Purchase of Equity Securities (amounts in millions, except number of shares and per share data)

        The following table provides the number of shares purchased and average price paid per share during each quarter of 2011, the total number of shares purchased as part of our publicly announced share repurchase programs, and the approximate dollar value of shares that could still be purchased under our $1.5 billion stock repurchase program as of the end of each relevant period.

Period	Total number of shares purchased(1)(2)(3)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2011—March 31, 2011	29,425,935	$10.95	29,425,935	$1,178,799,876
April 1, 2011—June 30, 2011	14,089,448	11.21	14,089,448	1,020,884,422
July 1, 2011—September 30, 2011	1,991,457	11.61	1,991,457	997,758,050
October 1, 2011—October 31, 2011	1,094,364	11.91	1,094,364	984,727,826
November 1, 2011—November 30, 2011	2,625,000	11.89	2,625,000	953,520,526
December 1, 2011—December 31, 2011	10,266,232	12.05	10,266,232	829,862,703
Subtotal for the fourth quarter of 2011	13,985,596	12.00	13,985,596

Total	59,492,436	$11.28	59,492,436

(1)
These purchases were made pursuant to the stock repurchase program (the "2011 Stock Repurchase Program") authorized by our Board of Directors on February 3, 2011 and announced on February 9, 2011 pursuant to which we may repurchase up to $1.5 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program. In addition to the repurchases in the table, in January 2012, we settled the purchase of 1 million shares of our common stock that we had committed to repurchase in December 2011 pursuant to the 2011 Stock Repurchase Program for $12 million.

(2)
In addition to purchases under the 2011 Stock Repurchase Program, included in this column are transactions under the Company's equity compensation plans involving the delivery to the Company of an aggregate of 94,550 shares of our common stock, with an average value of $10.92 per share as of the date of delivery, to satisfy tax withholding obligations in connection with the vesting of restricted stock awards to our employees.

(3)
This table excludes a $22 million purchase of 1.8 million shares of our common stock that we had agreed to repurchase in December 2010 pursuant to a stock repurchase program under which we were authorized to repurchase up to $1 billion of the Company's common stock until December 31, 2010.

        On February 2, 2012, our Board of Directors authorized a stock repurchase program pursuant to which we may repurchase up to $1 billion of the Company's common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.

Item 6.    SELECTED FINANCIAL DATA

        For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games, Inc. (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). Therefore, 2011, 2010, 2009 and 2008 financial data is not comparable with prior periods.

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2011 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2011	2010		2009		2008	2007
Statement of Operations Data:
Net Revenues	$4,755	$4,447		$4,279		$3,026	$1,349
Net income (loss)	1,085	418	(1)	113	(2)	(107)	227
Basic net income (loss) per share(3)	0.93	0.34		0.09		(0.11)	0.38
Diluted net income (loss) per share(3)	0.92	0.33		0.09		(0.11)	0.38
Cash dividends declared per share(4)	0.165	0.15		—		—	—
Balance Sheet Data:
Total assets	$13,277	$13,447		$13,742		$14,465	$879

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

(3)
Stock Split—In July 2008, the Board of Directors declared a two-for-one split of our outstanding shares of common stock effected in the form of a stock dividend. The stock dividend was issued on September 5, 2008 to shareholders of record at the close of business on August 25, 2008.

(4)
Cash Dividends—On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per share to be paid on May 16, 2012 to shareholders of record at the close of business on March 21, 2012. On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per share to be paid on May 11, 2011 to shareholders of record at the close of business on March 16, 2011. On February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010. Future dividends will depend upon our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future. Prior to the cash dividend declared in February 2010, the Company had never paid a cash dividend.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Activision Blizzard, Inc. is a worldwide online, personal computer ("PC"), console, handheld, and mobile game publisher. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games it develops and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Nintendo Dual Screen handheld game systems; the PC; Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is the leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft franchise, which it develops, supports, and hosts. Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. Blizzard also maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft®, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft.

Activision Blizzard Distribution

        Activision Blizzard Distribution ("Distribution") consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

        In 2011, Activision Blizzard's consolidated net revenues were $4.8 billion and consolidated net income was $1.1 billion, resulting in diluted earnings per common share of $0.92. The Company grew net revenues, operating income, and earnings per share as compared to 2010. We also generated $952 million in cash from operating activities in 2011. Net revenues from digital online channels (as defined later in this filing) increased 14% year-over-year to $1.6 billion, accounting for 34% of the Company's total consolidated net revenues.

        Also, according to The NPD Group with respect to North America, Charttrack and Gfk with respect to Europe, and Microsoft, Sony and Activision Blizzard internal estimates, during 2011:

  •
  Activision Publishing was the #1 console and handheld publisher in the U.S. and Europe for the fourth quarter of 2011 and the #1 console and handheld publisher in the U.S. for the calendar year.

  •
  For the calendar year, in aggregate across all platforms in North America and Europe, Activision Publishing's Call of Duty®: Modern Warfare 3® was the #1 best-selling title in dollars, and Call of Duty: Black Ops® was the #5 best-selling title in dollars.

  •
  In North America and Europe, including accessory packs and figures, Skylanders Spyro's AdventureTM was the #8 best-selling game in dollars for the fourth quarter of 2011 and the #1 selling kids' title in dollars for the calendar year. Additionally, in North America, including accessory packs and figures, Skylanders Spyro's Adventure was the #10 best-selling title in dollars for the calendar year.

  •
  For the calendar year, Blizzard Entertainment had two top-10 PC games in North America and Europe with StarCraft II: Wings of Liberty® and World of Warcraft: Cataclysm®.

Additional Highlights

        On February 2, 2012, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 or a determination by the Board of Directors to discontinue the repurchase program.

        On February 9, 2012, the Board of Directors declared a cash dividend of $0.18 per common share to be paid on May 16, 2012 to shareholders of record at the close of business on March 21, 2012.

        On February 3, 2011, our Board of Directors authorized a new stock repurchase program (the "2011 Stock Repurchase Program") under which we may repurchase up to $1.5 billion of our common stock until the earlier of March 31, 2012 or a determination by the Board of Directors to discontinue the repurchase program. As of December 31, 2011, we have repurchased 59 million shares of common stock under this program at an aggregate purchase price of approximately $670 million. Additionally, in January 2012, we settled the purchase of 1 million shares of our common stock that we had committed to repurchase in December 2011 pursuant to the 2011 Stock Repurchase Program for $12 million. In January 2011, we settled a $22 million purchase of 1.8 million shares of our common stock that we had agreed to repurchase in December 2010 pursuant to a stock repurchase program under which, until December 31, 2010, we were authorized to repurchase up to $1 billion of our common stock.

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

Product Release Highlights

        The following games, among other titles, were released during the year ended December 31, 2011:

        Activision:

• Cabela's® Adventure Camp	• Nascar® The Game 2011™
• Cabela's® Big Game Hunter™ 2012	• Rapala® for Kinect™
• Cabela's® Big Game Hunter™ Hunting Party	• Skylanders Spyro's Adventure

• Cabela's® Survival: Shadows of Katmai™	• Spiderman: Edge of Time
• Call of Duty: Black Ops content packs	• Transformers™: Dark of the Moon™
• Call of Duty Elite	• X-Men: Destiny
• Call of Duty: Modern Warfare 3	• Wipeout: In the Zone
• GoldenEye 007™: Reloaded	• Wipeout: Season 2
• Lego Star Wars III (a Lucas Arts title)

        In 2011, we launched Skylanders Spyro's Adventure, a game that combines the use of toys with video games, delivering a new game play experience to our audiences. We also debuted Call of Duty Elite, a digital service that provides both free and paid subscription-based content and features for the Call of Duty franchise.

        In March 2012, Activision expects to release the first Call of Duty Modern Warfare 3 Content Collection, a compilation of content previously released to Call of Duty Elite premium members, on the Xbox 360. In April 2012, we also plan to release Prototype® 2, the sequel to our popular open-world action game that was originally released in 2009.

        Recently, Blizzard has announced its intention to ship Diablo III in the second quarter of 2012, released a trailer showcasing the multiplayer aspect of its StarCraft II expansion, Heart of the Swarm, and announced plans for the fourth World of Warcraft expansion pack—World of Warcraft: Mists of Pandaria. In addition to developing these games, Blizzard is currently developing a new massive multiplayer online game.

International Operations

        International sales are a fundamental part of our business. Net revenues from international sales accounted for approximately 50%, 46%, and 48% of our total consolidated net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We maintain significant operations in the United States ("U.S."), Canada, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China. An important element of our strategy is to develop content locally that is specifically directed toward local cultures and customs to succeed internationally. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates.

Management's Overview of Business Trends

Online Content and Digital Downloads

        We provide our products through both the retail channel and through digital online delivery methods. Many of our video games that are available through retailers as physical "boxed" software products, such as DVDs, are also available through direct digital download over the Internet (both from websites that we own and sites owned by third parties). We also offer downloadable content as add-ons to our products (e.g., new multi-player content packs). Such digital online-delivered content is generally offered to consumers for a one-time fee.

        We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard's proprietary online-game related service, Battle.net. In November 2011, we launched Call of Duty Elite, a digital service that provides both free and paid subscription-based content and features for the Call of Duty franchise. Digital revenues have become an increasingly important part of our business and we continue to focus on and develop products that can be delivered via digital online channels. We currently define digital online channel-related sales as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, digitally distributed products and wireless devices. This definition may differ from that used by our competitors or other companies.

        We experienced year-over-year growth of net revenues from the digital channel as a percentage of our total net revenues. For the year ended December 31, 2011, our sales through the digital channel grew by $200 million, as compared to 2010. Furthermore our net revenues from digital online channels represent 34% of our total consolidated net revenues in 2011 as compared to 32% in 2010. Based on our internal estimates, industry sales through digital channel in 2011 were up double digits as compared to 2010. These estimates indicate that the increase in revenues from the digital channel more than offset the weakness in the retail channel, resulting in an increase in revenues in the total video games market of 7% year-over-year. We include downloadable games and content, massively multiplayer online subscriptions and value-added services, membership revenues and mobile and social games in our estimates of revenues from this digital channel.

        Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital channels.

Conditions in the Retail Distribution Channels

        Conditions in the retail channel of the video game industry remained challenging through 2011. In the U.S. and Europe, retail sales within the industry experienced a decrease of 5% for the year ended December 31, 2011, as compared to 2010, according to The NPD Group, Charttrack and Gfk. The majority of the overall decline is attributable to the reduced demand for Nintendo Wii and handheld platform products, which declined by 20% year-over-year, while sales for high-definition platforms (i.e., Xbox 360 and PS3) increased by 9% in that same period, according to The NPD Group, Charttrack and Gfk. Our results have been less impacted by the overall decline in retail software sales than the industry as a whole. This is primarily due to the concentration of our more focused slate of titles on products for high-definition platforms and an increasing portion of our revenues coming from digital channels.

Current Generation of Game Consoles

        The current generation of game consoles began with Microsoft's launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched the PS3 and the Wii, respectively. Overall console sales remained strong in 2011, with an installed base of current generation hardware (i.e. Xbox 360, PS3 and Wii) in the U.S. and Europe of approximately 166 million units as of December 31, 2011, as compared to 138 million units at December 31, 2010, representing an increase of 20% in units year-over-year, according to The NPD Group, with respect to North America, and Charttrack and Gfk, with respect to Europe. The installed base of PS3 and Xbox 360 hardware units increased 27% year-over-year, while the installed base of Wii hardware units increased 13% year-over-year. Nintendo announced in June 2011 that they expect to release a new high-definition version "next generation" console, the Wii U, during the 2012 holiday season. We continually monitor game console sales when managing our product delivery on each platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development.

Concentration of Top Titles

        The concentration of retail revenues among key core titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 26% of the sales in the U.S. video game industry in 2011 as compared to 23% in 2010. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. For example, the three key franchises of Call of Duty, World of Warcraft, and Skylanders accounted for approximately 73% of our net revenues, and a significantly higher percentage of our operating income, in 2011. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of the industry and our revenues and profits.

Seasonality

        The interactive entertainment industry is highly seasonal. We have historically experienced our highest sales volume in the year-end holiday buying season, which occurs in the fourth quarter. We defer the recognition of a significant amount of net revenue related to our software titles containing online functionality that constitutes a more-than-inconsequential separate service deliverable over an extended period of time (i.e., typically six months to less than a year). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on, but not limited to, a number of factors such as, title release date, consumer demand, market conditions and shipment schedule.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the Years Ended December 31,
	2011		2010		2009
Net revenues:
Product sales	$3,257	68%	$3,087	69%	$3,080	72%
Subscription, licensing, and other revenues	1,498	32	1,360	31	1,199	28

Total net revenues	4,755	100	4,447	100	4,279	100

Costs and expenses:
Cost of sales—product costs	1,134	24	1,350	31	1,432	33
Cost of sales—online subscriptions	238	5	241	5	212	5
Cost of sales—software royalties and amortization	218	5	338	8	348	8
Cost of sales—intellectual property licenses	165	3	197	4	315	7
Product development	646	14	635	14	627	15
Sales and marketing	545	11	516	12	544	13
General and administrative	456	10	375	8	395	9
Impairment of intangible assets	—	—	326	7	409	10
Restructuring	25	—	—	—	23	1

Total costs and expenses	3,427	72	3,978	89	4,305	101

Operating income (loss)	1,328	28	469	11	(26)	(1)
Investment and other income, net	3	—	23	1	18	1

Income (loss) before income tax expense	1,331	28	492	12	(8)	—
Income tax expense (benefit)	246	5	74	2	(121)	(3)

Net income	$1,085	23%	$418	10%	$113	3%

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

        The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and impairment of intangible assets, and goodwill. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total segment net revenues and total segment income (loss) from operations to consolidated net revenues and income (loss) before income tax expense from external customers for the years ended December 31, 2011, 2010, and 2009 are presented in the table below (amounts in millions).

	For the Years Ended December 31,
	2011	2010	2009	Increase/ (decrease) 2011 v 2010	Increase/ (decrease) 2010 v 2009
Segment net revenues:
Activision	$2,828	$2,769	$3,156	$59	$(387)
Blizzard	1,243	1,656	1,196	(413)	460
Distribution	418	378	423	40	(45)

Operating segment net revenue total	4,489	4,803	4,775	(314)	28

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	266	(356)	(497)	622	141
Other	—	—	1	—	(1)

Consolidated net revenues	$4,755	$4,447	$4,279	$308	$168

Segment income from operations:
Activision	$851	$511	$663	$340	$(152)
Blizzard	496	850	555	(354)	295
Distribution	11	10	16	1	(6)

Operating segment income from operations total	1,358	1,371	1,234	(13)	137

Reconciliation to consolidated operating income (loss) and consolidated income (loss) before income tax expense:
Net effect from deferral of net revenues and related cost of sales	183	(319)	(383)	502	64
Stock-based compensation expense	(103)	(131)	(154)	28	23
Restructuring	(26)	(3)	(23)	(23)	20
Amortization of intangible assets	(72)	(123)	(259)	51	136
Impairment of goodwill/intangible assets	(12)	(326)	(409)	314	83
Integration and transaction costs	—	—	(24)	—	24
Other	—	—	(8)	—	8

Consolidated operating income (loss)	1,328	469	(26)	859	495
Investment and other income, net	3	23	18	(20)	5

Consolidated income (loss) before income tax expense	$1,331	$492	$(8)	$839	$500

        For better understanding of the differences in presentation between our segment results and the consolidated results, the following explains the nature of each reconciling item.

Net Effect from Deferral of Net Revenues and Related Cost of Sales

        We have determined that some of our game's online functionality represents an essential component of gameplay and as a result a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods, which may range from a minimum of five months to a maximum of less than a year. The related cost of sales is deferred and recognized as the related revenues are recognized. In the table on the previous page, we present the amount of net revenues and related cost of sales separately for each period as a result of the accounting treatment.

Stock-Based Compensation Expense

        We expense our stock-based awards using the grant date fair value over the vesting periods of the stock awards. In the case of liability awards, the liability is subject to revaluation based on the stock price at the end of the relevant period. Included within stock-based compensation are the net effects of capitalization, deferral, and amortization.

Restructuring

        On February 3, 2011, the Company's Board of Directors authorized a restructuring plan (the "2011 Restructuring") involving a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead. The costs related to the 2011 Restructuring activities included severance costs, facility exit costs, and exit costs from the cancellation of projects. The 2011 Restructuring charges for the year ended December 31, 2011 were $25 million, which is reflected in a separate caption "Restructuring expenses" on our consolidated statement of operations. The 2011 Restructuring was completed as of December 31, 2011 and we do not expect to incur significant additional restructuring expenses relating thereto.

        In 2008, we implemented an organizational restructuring plan as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The costs related to the restructuring activities included severance costs, facility exit costs, write offs of assets and liabilities and exit costs from the cancellation of projects. For the year ended December 31, 2011, expense related to the organizational restructuring was $1 million and has been reflected in the "General and administrative expense" in the consolidated statement of operations. The organizational restructuring activities as a result of the Business Combination were completed as of December 31, 2011 and we do not expect to incur additional restructuring expenses relating thereto.

Amortization of Intangible Assets

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

Impairment of Goodwill/Intangible Assets

        We recorded a non-cash charge of $12 million related to the impairment of goodwill of our Distribution reporting unit for the year ended December 31, 2011, reflecting a continuing shift in the distribution of interactive entertainment software from retail distribution channels to digital distribution channels. Furthermore, we recorded a non-cash impairment charge on finite-lived intangible assets of $326 million and $409 million for the years ended December 31, 2010 and 2009, respectively, reflecting a continuing weaker environment for the casual game and music genres.

Integration and Transaction Costs

        These costs were incurred to effect the Business Combination and included activities such as merging systems and streamlining the business processes of the combined company of Activision Blizzard. We do not expect any further costs relating to this item going forward as we have completed our integration and transaction activities.

Segment Net Revenues

Activision

        Activision's net revenues increased for 2011 as compared to 2010, primarily due to:

  •
  Strong performance from Call of Duty: Modern Warfare 3, which was released in the fourth quarter of 2011;

  •
  Strong digital performance from the increased sales of downloadable content packs associated with Call of Duty: Black Ops that were released in 2011 as compared to the downloadable content packs associated with Call of Duty: Modern Warfare 2® that were released in 2010;

  •
  The release of Skylanders Spyro's Adventure in the fourth quarter of 2011;

  •
  The release of Lego Star Wars III, which we published on behalf of Lucas Arts in Europe and certain countries in Asia Pacific; and

  •
  Benefits from foreign exchange as compared to the prior year.

        The increases were partially offset by lower revenues as a result of:

  •
  The more focused release schedule in 2011 than in 2010. In 2011, Activision released nine key titles as compared to the release of twelve key titles in 2010; and

  •
  Lower catalogue sales of games in the music and casual games genre.

        For 2010, net revenues from the Activision segment decreased as compared to 2009 primarily due to:

  •
  The release of fewer key titles in 2010 than in 2009 and weaker sales of games in the music and casual genres. In 2010, Activision released twelve key titles compared to the release of sixteen key titles in 2009; and

  •
  Blur and Singularity, two new intellectual properties that were released in the second quarter of 2010, had only limited market success. While establishing successful new intellectual properties has always been difficult, the economic environment made it particularly challenging in 2010.

        The decreases were partially offset by the:

  •
  Strong performance from Call of Duty: Black Ops, which was released in the fourth quarter of 2010;

  •
  Continued strong performance of Call of Duty: Modern Warfare 2, which was released in November 2009; and

  •
  The launch of Call of Duty: Modern Warfare 2 downloadable content packs in 2010.

Blizzard

        Blizzard's net revenues decreased for 2011 as compared to 2010, primarily due to:

  •
  No new titles released in 2011 as compared to 2010 when World of Warcraft: Cataclysm was released in the fourth quarter of 2010 and StarCraft II: Wings of Liberty was released in the third quarter of 2010; and

  •
  A decline in World of Warcraft's subscriber base during 2011. With the launch of World of Warcraft: Cataclysm, in the fourth quarter of 2010, the subscriber base reached a new peak at more than 12 million subscribers at December 31, 2010. Since that time, the subscriber base has trended downward, and was approximately 10.2 million subscribers at December 31, 2011.

        These decreases were partially offset by benefits from foreign exchange as compared to prior year.

        Blizzard's net revenues increased for 2010 as compared to 2009 primarily as a result of:

  •
  The release of World of Warcraft: Cataclysm in the fourth quarter of 2010;

  •
  The release of StarCraft II: Wings of Liberty in the third quarter of 2010;

  •
  Growth in sales of value-added services related to World of Warcraft;

  •
  The China region business being back "on line" for the full year of 2010; and

  •
  The successful launch of World of Warcraft: Wrath of the Lich King in China in August 2010.

Distribution

        Distribution's net revenues increased in 2011 as compared to 2010, primarily due to additional customer sales opportunities in the U.K. and benefits from foreign exchange as compared to prior year.

        Distribution's net revenues decreased in 2010 as compared to 2009, primarily due to the weakness in the interactive software industry in the U.K., resulting in lower sales from U.K. independent retailers and warehousing services.

Segment Income from Operations

Activision

        Activision's operating income increased in 2011 as compared to 2010, primarily due to:

  •
  A more focused release of products that delivered higher operating margins;

  •
  Increased digital sales of Call of Duty's digital content, resulting in high operating margins; and

  •
  Reduction of operating expenses resulting from the restructuring activities implemented in 2011.

        These positive impacts on operating income were partially offset by:

  •
  An increase in sales and marketing expenses to support the launch of Skylanders Spyro's Adventure, Call of Duty: Modern Warfare 3 and Call of Duty Elite; and

  •
  Additional litigation activities and settlement of lawsuits.

        Activision's operating income decreased in 2010 as compared to 2009, primarily due to:

  •
  The release of fewer key titles in 2010 than in 2009 and weaker sales of games in the music and casual genres;

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

Blizzard

        Blizzard's operating income decreased for 2011 as compared to 2010 primarily due to lower revenues as described above.

        These negative impacts on operating income were partially offset by:

  •
  A decrease in sales and marketing expenses, as higher sales and marketing expenses were incurred in 2010 to support the release of World of Warcraft: Cataclysm in the fourth quarter and StarCraft II: Wings of Liberty in the third quarter; and

  •
  Lower customer support costs incurred.

        Blizzard's operating income increased for 2010 as compared to 2009 primarily due to:

  •
  The release of World of Warcraft: Cataclysm in the fourth quarter of 2010 and StarCraft II: Wings of Liberty in the third quarter of 2010;

  •
  An increase in sales of value-added services related to World of Warcraft; and

  •
  The China region business being back "on line" for full year of 2010 and the successful launch of World of Warcraft: Wrath of the Lich King in China in August 2010.

Non-GAAP Financial Measures

        The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from change in deferred revenues) and non-GAAP (excluding the impact from change in deferred revenues) basis. We use this non-GAAP measure internally when evaluating our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources, and facilitates comparison of operating performance between periods. In addition, excluding the impact from change in deferred net revenue provides a much more timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as any non-GAAP measure presented by another company. This non-GAAP financial measure has limitations in that it does not reflect all of the items associated with our GAAP revenues. We compensate for the limitations resulting from the exclusion of the change in deferred revenues by considering the impact of that item separately and by considering our GAAP, as well as non-GAAP, revenues.

Results of Operations—Years Ended December 31, 2011, 2010, and 2009

Non-GAAP Financial Measures

        We currently define digital online channels-related sales as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, digitally distributed products, and wireless devices.

        The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the years ended December 31, 2011, 2010, and 2009 (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009	Increase/ (decrease) 2011 v 2010	Increase/ (decrease) 2010 v 2009	% Change 2011 v 2010	% Change 2010 v 2009
GAAP net revenues by distribution channel
Retail channels	$2,697	$2,629	$2,622	$68	$7	3%	—%
Digital online channels	1,640	1,440	1,234	200	206	14	17

Total Activision and Blizzard	4,337	4,069	3,856	268	213	7	6
Distribution	418	378	423	40	(45)	11	(11)

Total consolidated GAAP net revenues	4,755	4,447	4,279	308	168	7	4

Change in deferred net revenues
Retail channels	(185)	251	457	(436)	(206)	(174)	(45)
Digital online channels	(81)	105	39	(186)	66	(177)	169

Total changes in deferred net revenues	(266)	356	496	(622)	(140)	(175)	(28)

Non-GAAP net revenues by distribution channel
Retail channels	2,512	2,880	3,079	(368)	(199)	(13)	(6)
Digital online channels	1,559	1,545	1,273	14	272	1	21

Total Activision and Blizzard	4,071	4,425	4,352	(354)	73	(8)	2
Distribution	418	378	423	40	(45)	11	(11)

Total non-GAAP net revenues(1)	$4,489	$4,803	$4,775	$(314)	$28	(7)%	1%

(1)
Total non-GAAP net revenues presented also represents our total operating segment net revenues.

        The increase in GAAP net revenues from digital online channels for 2011 as compared to 2010 was primarily due to the continuing success of the Call of Duty franchise, including the stronger performance and greater number of downloadable content packs associated with Call of Duty: Black Ops released in 2011 versus Call of Duty: Modern Warfare 2 in the prior year, and a higher number of full game downloads from the Call of Duty catalogue titles. In addition, revenues generated from the World of Warcraft franchise, particularly from the digital release of World of Warcraft: Cataclysm in December 2010, as well as the digital release of StarCraft II: Wings of Liberty in July 2010, resulted in more deferred revenues recognized in 2011 as compared to 2010. The increase in GAAP net revenues from retail channels for 2011 as compared to 2010 was the result of the continued strong performance of the Call of Duty franchise as described above, recognition of deferred revenues from the 2010 launches of StarCraft II: Wings of Liberty and World of Warcraft: Cataclysm, and revenues generated from the launch of Skylanders Spyro's Adventure, partially offset by the release of fewer key titles.

        The decrease in non-GAAP net revenues from retail channels for 2011 as compared to 2010 was the result of our more focused slate, with the release of fewer key titles, and lower revenues generated from the casual "value" titles. The decrease was partially offset by the continued strong performance of the Call of Duty franchise and revenues generated from Skylanders Spyro's Adventure. The increase in non-GAAP net revenues from digital online channels for 2011 as compared to 2010 was attributable to the stronger performance and greater number of downloadable content packs associated with Call of Duty: Black Ops released in 2011 versus Call of Duty: Modern Warfare 2 in the prior year, and a higher number of full game downloads from the Call of Duty catalogue titles. This increase was partially offset by the unfavorable impact of the decrease in World of Warcraft's subscriber base, the decrease of full game downloads of World of Warcraft: Cataclysm, which was released in December 2010, and StarCraft II: Wings of Liberty, which was released in July 2010.

        The increase in both GAAP and non-GAAP net revenues from digital online channels for 2010 as compared to 2009 was mainly due to the increase in revenues from the World of Warcraft's value-added services, revenues from the sales of downloadable content packs associated with Call of Duty: Modern Warfare 2 in 2010, the full game downloads of StarCraft II: Wings of Liberty in July 2010, and the release of World of Warcraft: Cataclysm in December 2010. The decrease in non-GAAP net revenues from retail channels for 2010 as compared to 2009 was primarily due to the fewer key titles releases and the weaker sales of games in the music and casual genres.

Consolidated Results

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region for the years ended December 31, 2011, 2010, and 2009 (amounts in millions):

	For the Years ended December 31,
	2011	2010	2009	Increase/ (decrease) 2011 v 2010	Increase/ (decrease) 2010 v 2009	% Change 2011 v 2010	% Change 2010 v 2009
Geographic region net revenues:
North America	$2,405	$2,409	$2,217	$(4)	$192	—%	9%
Europe	1,990	1,743	1,798	247	(55)	14	(3)
Asia Pacific	360	295	263	65	32	22	12

Total geographic area net revenues	4,755	4,447	4,278	308	169	7	4
Other	—	—	1	—	(1)	—	(100)

Consolidated net revenues	$4,755	$4,447	$4,279	$308	$168	7%	4%

        The (increase)/decrease in deferred revenues by geographic region for the years ended December 31, 2011, 2010, and 2009 was as follows (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009	(Increase)/ Decrease 2011 v 2010	(Increase)/ Decrease 2010 v 2009
Deferred revenues by geographic region:
North America	$154	$(166)	$(241)	$320	$75
Europe	104	(159)	(224)	263	65
Asia Pacific	8	(31)	(32)	39	1

Total change in deferred revenues by geographic region	266	(356)	(497)	622	141
Other	—	—	1	—	(1)

Total impact on consolidated net revenues	$266	$(356)	$(496)	$622	$140

        Consolidated net revenues from Europe and Asia Pacific increased in 2011 as compared to 2010, primarily due to the continued success of Call of Duty catalogue titles, stronger performance of downloadable content packs associated with Call of Duty: Black Ops and the release of World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in 2010, all of which resulted in increased revenues recognized in 2011 as compared to 2010. Further, the launch of Skylanders Spyro's Adventure and the increase in Distribution segment revenues in Europe contributed to the increase in consolidated net revenues. These increases were partially offset by the additional deferral of revenues as a result of greater sales from the launch of Call of Duty: Modern Warfare 3 in November 2011.

        Consolidated net revenues from North America decreased slightly in 2011 as compared to 2010, primarily due to the decrease in net revenues from music and casual titles and the greater sales from the launch of Call of Duty: Modern Warfare 3 which resulted in additional deferral of revenues. These decreases were almost entirely offset by the continued success of Call of Duty catalogue titles, stronger performance of downloadable content packs associated with Call of Duty: Black Ops, the releases of World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in 2010, and the launch of Skylanders Spyro's Adventure, all of which resulted in increased revenues recognized in 2011 as compared to 2010.

        The releases of Call of Duty: Black Ops, World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in 2010 were the primary reason why more deferred revenues were recognized during the year ended December 31, 2011 as compared to the same period on 2010 across all regions. This increase in the recognition of deferred revenues was partially offset by greater revenues deferred in 2011 as a result of the better performance of Call of Duty: Modern Warfare 3, as compared to Call of Duty: Black Ops.

        Consolidated net revenues increased in North America and Asia Pacific in 2010 as compared to the same period in 2009, primarily due to the success of the Call of Duty franchise, particularly the release of Call of Duty: Black Ops in the fourth quarter of 2010 and the continued strong performance of Call of Duty: Modern Warfare 2 during the year, the release of World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in the fourth and third quarters of 2010, respectively, and higher revenues from sales of World of Warcraft's value-added services. The increase in consolidated net revenues in Asia Pacific was also attributable to the China region business being back "on line" for the full year of 2010 and its continued growth with the successful launch of World of Warcraft: Wrath of the Lich King in China in August 2010. The increase in consolidated net revenues for North America was partially offset by the impact of fewer titles released in 2010 and the weaker sales of games in the music and casual genres. Consolidated net revenues in Europe decreased in 2010 as compared to 2009, primarily as a result of unfavorable foreign exchange effects and the decrease in sales of games in the music and casual genres. These decreases were partially offset by the strong performance of the Call of Duty franchise in Europe, the release of World of Warcraft: Cataclysm and StarCraft II and continued growth in World of Warcraft's value-added services.

        The greater success of Call of Duty: Black Ops sales at its initial launch compared to Call of Duty: Modern Warfare 2 sales at its initial launch is the primary reason that less revenue was deferred during 2010 as compared to 2009. This decrease in deferred revenue was partially offset by the additional deferral of revenue as a result of the release of World of Warcraft: Cataclysm and value-added services in the fourth quarter of 2010.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of approximately $100 million and a negative impact of $54 million on Activision Blizzard's net revenues in 2011 and 2010, respectively. The change is primarily due to the year-over-year movements of the British pound, euro and Australian dollar average rates relative to the U.S. dollar.

Net Revenues by Platform

        The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2011, 2010, and 2009 (amounts in millions):

	Year Ended December 31, 2011	% of total consolidated net revs.	Year Ended December 31, 2010	% of total consolidated net revs.	Year Ended December 31, 2009	% of total consolidated net revs.	Increase/ (decrease) 2011 v 2010	Increase/ (decrease) 2010 v 2009
Platform net revenues:
Online subscriptions*	$1,357	29%	$1,230	28%	$1,248	29%	$127	$(18)
PC and other	374	8	325	7	164	4	49	161
Console
Sony PlayStation 3	935	20	854	19	584	14	81	270
Sony PlayStation 2	13	—	35	1	174	4	(22)	(139)
Microsoft Xbox 360	1,140	24	1,033	23	857	19	107	176
Nintendo Wii	351	7	408	9	584	14	(57)	(176)

Total console	2,439	51	2,330	52	2,199	51	109	131
Handheld	167	3	184	4	244	6	(17)	(60)

Total platform net revenues	4,337	91	4,069	91	3,855	90	268	214
Distribution	418	9	378	9	423	10	40	(45)
Other	—	—	—	—	1	—	—	(1)

Total consolidated net revenues	$4,755	100%	$4,447	100%	$4,279	100%	$308	$168

*
Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

        Deferred revenues by platform for the years ended December 31, 2011, 2010, and 2009 was as follows (amounts in millions):

	Years Ended December 31,
	2011	2010	2009	(Increase) Decrease 2011 v 2010	(Increase) Decrease 2010 v 2009
Deferred revenues by platform:
Online subscriptions	$202	$(191)	$93	$393	$(284)
PC and other	75	(81)	(49)	156	(32)
Console
Sony PlayStation 3	(36)	(77)	(259)	41	182
Microsoft Xbox 360	(43)	(15)	(284)	(28)	269
Nintendo Wii	66	16	2	50	14

Total console	(13)	(76)	(541)	63	465

Nintendo Dual Screen	2	(8)	—	10	(8)
Other	—	—	1	—	(1)

Total impact on consolidated net revenues	$266	$(356)	$(496)	$622	$140

        Net revenues from online subscriptions increased in 2011 as compared to 2010, primarily driven by the recognition of deferred revenues from the release of World of Warcraft: Cataclysm in December 2010 and from the sales of World of Warcraft's value-added services, partially offset by the unfavorable impact of World of Warcraft's declining subscriber base. Net revenues from PC and other increased in 2011 as compared to 2010, primarily due to the launch of Skylanders Spyro's Adventure, particularly on the sale of toys that are used with the video game, and continued success of Call of Duty franchise titles. The increase was partially offset by lower revenues from music and causal titles and no major release for PC and other platform in 2011 as compared to 2010, when StarCraft II: Wings of Liberty was released. Net revenues from Sony PlayStation 3 and Microsoft Xbox 360 increased in 2011 as compared to 2010, primarily due to the launch of Skylanders Spyro's Adventure, the continued success of the Call of Duty franchise, and downloadable content packs associated with Call of Duty: Black Ops as compared to the downloadable content packs associated with Call of Duty: Modern Warfare 2. The increase was partially offset by the strong consumer demand at launch in November 2011 for Call of Duty: Modern Warfare 3, which resulted in additional deferral of revenues. Net revenues from the Nintendo Wii and handheld systems decreased due to the release of fewer key titles than in 2010, and lower catalogue sales of games in the music and casual games genres in 2011 as compared to 2010.

        Net revenues from online subscriptions decreased slightly in 2010 as compared to 2009, primarily as a result of lower deferred and boxed revenue recognized in 2010 due to the timing of expansion pack releases by Blizzard. While the World of Warcraft: Wrath of the Lich King expansion pack launched in the fourth quarter of 2008 resulted in significant deferred revenues that were recognized in 2009, the World of Warcraft: Cataclysm expansion pack launched in the fourth quarter of 2010 resulted in a lower percentage of deferred revenue recognized in 2010, with the majority of deferred revenues to be recognized in 2011. This decrease in revenue was partially offset by higher revenues from sales of World of Warcraft's value-added services. Net revenues from PC and other platform increased in 2010 as compared to 2009, primarily as a result of the release of StarCraft II: Wings of Liberty. Net revenues from Sony PlayStation 3 and Microsoft Xbox 360 increased in 2010 as compared to 2009, primarily as a result of the success of the Call of Duty franchise, in particular the strength of Call of Duty: Modern Warfare 2 and its associated map packs in downloadable content digital formats, and the strong consumer demand for Call of Duty: Black Ops. Sony PlayStation 2 platform revenues continued to decline due to fewer titles published on this platform given the aging lifecycle of the Sony PlayStation 2 platform as consumers are now almost fully transitioned to the current-generation platforms. Net revenues from Nintendo Wii decreased in 2010 as compared to 2009, primarily due to the weakness in the sales in casual and music genres. Net revenues from handheld systems decreased for the same period primarily as a result of alternative handheld devices such as Apple's iPhone, Apple's iPad and other mobile devices, as well as general weakness in the casual titles.

Costs and Expenses

Cost of Sales

        The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2011, 2010, and 2009 (amounts in millions):

	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Product costs	$1,134	24%	$1,350	31%	$1,432	33%	$(216)	$(82)
Online subscriptions	238	5	241	5	212	5	(3)	29
Software royalties and amortization	218	5	338	8	348	8	(120)	(10)
Intellectual property licenses	165	3	197	4	315	7	(32)	(118)

        Total cost of sales decreased in 2011 as compared to 2010, primarily due to:

  •
  The continued change in mix for products with fewer hardware peripherals, and accordingly lower product costs;

  •
  An increasing number of products distributed through digital online channels;

  •
  A decrease in inventory obsolescence charges, as the prior year included higher inventory obsolescence charges relating to peripherals;

  •
  A decrease in amortization of capitalized software development and intellectual property license costs as we had fewer titles released during 2011; and

  •
  A decrease in amortization of intangible assets.

        These decreases in cost of sales were partially offset by:

  •
  More deferred costs recognized, consistent with more deferred revenues recognized, during 2011 as compared to 2010; and

  •
  Higher product costs from our higher Distribution segment revenues.

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

  •
  Higher inventory obsolescence charges relating to peripherals; and

  •
  Costs related to our continued focus on customer service for our World of Warcraft subscribers.

Product Development (amounts in millions)

	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Product development	$646	14%	$635	14%	$627	15%	$11	$8

        For 2011, product development costs increased slightly as compared to 2010, principally due to lower capitalization of our overall product development costs related to future titles and higher accrued studio-related bonuses. This increase in product development expense was partially offset by the benefits realized from our 2011 Restructuring, which involved a focus on reducing the number of titles in development and publication, including the discontinuation of the development of music-based games. Additionally, product development costs in 2011 included amounts written off due to the cancellation of a future game under development; however, such write off was slightly less than 2010.

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

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Sales and marketing	$545	11%	$516	12%	$544	13%	$29	$(28)

        Sales and marketing expenses increased in 2011 as compared to 2010, primarily due to increased spending on sales and marketing activities to support the launch of Skylanders Spyro's Adventure, Call of Duty: Modern Warfare 3 and Call of Duty Elite in the fourth quarter of 2011.

        Sales and marketing expenses decreased in 2010 as compared to 2009, primarily as a result of a reduction in the number of major titles released in 2010 versus 2009. This decrease in sales and marketing expenses was partially offset by higher expenditures in connection with continued marketing support for the Call of Duty and World of Warcraft franchises, and the launch of StarCraft II: Wings of Liberty.

General and Administrative (amounts in millions)

	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
General and administrative	$456	10%	$375	8%	$395	9%	$81	$(20)

        General and administrative expenses increased in 2011 as compared to 2010, primarily due to higher legal expenses incurred from additional litigation activities and settlement of lawsuits, the impairment of our Distribution segment's goodwill and higher depreciation expense and facilities costs.

        General and administrative expenses in 2010 decreased as compared to 2009, primarily due to favorable foreign exchange effects and lower stock-based compensation expense. These factors were partially offset by higher accrued bonuses and legal expenses.

Impairment of Intangible Assets (amounts in millions)

	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Impairment of intangible assets	$—	—%	$326	7%	$409	10%	$(326)	$(83)

        In the fourth quarter of 2010, as a result of the franchise and industry results of the holiday season, we significantly revised our outlook for retail sales of software. With the impact of the continued economic downturn on our industry in 2010 and the change in the buying habits of casual consumers, we reassessed our overall expectations. We considered these economic changes during our 2011 planning process that was conducted during the months of November and December, which resulted in a strategy change to, among other things, focus on fewer title releases in the casual and music genres. As a result, we updated our future projected revenue streams for our franchises in the casual and music genres. We performed recoverability and, where applicable, impairment tests on the related intangible assets in accordance with ASC Subtopic 360-10. Based on the analysis performed, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for 2010 within our Activision segment. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2010.

        In the fourth quarter of 2009, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for 2009 within our Activision segment.

Restructuring (amounts in millions)

	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Restructuring	$25	—%	$—	—%	$23	1%	$25	$(23)

        On February 3, 2011, the Company's Board of Directors authorized the 2011 Restructuring, which involved a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead. The costs related to the 2011 Restructuring activities included severance costs, facility exit costs, and exit costs from the cancellation of projects. The 2011 Restructuring was completed as of December 31, 2011 and we do not expect to incur significant additional restructuring expenses relating thereto. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more detail and a roll forward of the restructuring liability that includes the beginning and ending liability, costs incurred, cash payments and non-cash write downs.

        In 2008, we implemented an organizational restructuring plan as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The restructuring activities included severance costs, facility exit costs, write offs of assets and liabilities and exit costs from the cancellation of projects. At December 31, 2010, we had completed our organizational restructuring activities as a result of the Business Combination. Restructuring expenses during year ended December 31, 2011 and 2010 associated to this plan were immaterial and were recorded within the general and administrative expense in our consolidated statements of operations.

Investment and Other Income, Net (amounts in millions)

	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Year Ended December 31, 2009	% of consolidated net revs.	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Investment and other income, net	$3	—%	$23	1%	$18	1%	$(20)	$5

        Investment and other income, net decreased in 2011 as compared to 2010. During 2011, we recorded higher yields generated from our cash and investment balances which was partially offset by a higher realized loss from foreign exchange contracts as compared to 2010. Further, the majority of the investment and other income, net in 2010 related to the reduction in fair value of a financial liability relating to a contingent earn-out liability from a previous acquisition and there was no such item during 2011.

        Investment and other income, net increased in 2010 as compared to 2009, primarily as a result of a reduction in fair value of a financial liability relating to a contingent earn-out liability from a previous acquisition. This increase was partially offset by lower investment income due to lower interest rates.

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2011	% of Pretax income	Year Ended December 31, 2010	% of Pretax income	Year Ended December 31, 2009	% of Pretax income		Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Income tax expense (benefit)	$246	18.5%	$74	15.0%	$(121)	NM	%	$172	$195

        For 2011, the company's income before income tax expense was $1.331 billion. Our income tax expense of $246 million resulted in an effective tax rate of 18.5%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% is due to earnings taxed at lower rates in foreign jurisdictions, recognition of federal and California research and development credits, the federal domestic production deduction and a favourable impact from discrete items recognized in connection with the filing of our 2010 tax returns.

        In 2010, the company's income before income tax expense was $492 million. Our income tax expense of $74 million resulted in an effective tax rate of 15.0%. Our effective tax rate was lower than the U.S. federal statutory tax rate primarily due to earnings taxed at lower rates in foreign jurisdictions, recognition of federal and California research and development credits and the federal domestic production deduction.

        In 2011 and 2010, our U.S. income before income tax expense was $623 million and $228 million, respectively, and comprised 47% and 46%, respectively, of our consolidated income before income tax expense. In 2011 and 2010, the foreign income before income tax expense was $708 million and $264 million, respectively, and comprised 53% and 54%, respectively, of our consolidated income before income tax expense. In 2011 and 2010, the impact of earnings taxed at lower rates in foreign jurisdictions versus our U.S. federal statutory tax rate was 15% and 22%, respectively.

        In 2009, the company recognized a loss before income tax benefit of $8 million. Included in the results was an impairment of intangible assets totaling $409 million, which was one of the primary reasons for the overall loss before income tax benefit for the year. Furthermore, the impact of income tax benefits of $121 million recognized for the year resulted in net income of $113 million, and consequently an effective tax rate was not meaningful. Overall, our 2009 income taxes benefited from earnings taxed at lower rates in foreign jurisdictions, recognition of federal and California research and development credits, the federal domestic production deduction and a benefit from reductions in our valuation allowances.

        The IRS is currently examining the company's federal tax returns for the 2009 tax year. The company also has several state and non-U.S. audits pending. Although the final resolution of the company's global tax disputes is uncertain, based on current information, in the opinion of the company's management, the ultimate resolution of these matters will not have a material adverse effect on the company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the company's global tax disputes could have a material adverse effect on the company's business and results of operations in the period in which the matters are ultimately resolved.

        A more detailed analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $49 million and a negative impact of $10 million on Activision Blizzard's consolidated operating income in 2011 and 2010, respectively. The change is primarily due to the strengthening of the British pound, euro and Australian dollar average rates relative to the U.S. dollar.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2011	2010	Increase (Decrease) 2011 v 2010
Cash and cash equivalents	$3,165	$2,812	$353
Short-term investments	360	696	(336)

	$3,525	$3,508	$17

Percentage of total assets	27%	26%

	For the Years Ended December 31,
	2011	2010	2009	Increase (Decrease) 2011 v 2010	Increase (Decrease) 2010 v 2009
Cash flows provided by operating activities	$952	$1,376	$1,183	$(424)	$193
Cash flows provided by (used in) investing activities	266	(312)	(443)	578	131
Cash flows used in financing activities	(808)	(1,053)	(949)	245	(104)
Effect of foreign exchange rate changes	(57)	33	19	(90)	14

Net increase (decrease) in cash and cash equivalents	$353	$44	$(190)	$309	$234

Cash Flows Provided by Operating Activities

        For 2011, the primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacture, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscribers, and investment in software development and intellectual property licenses.

        Cash flows provided by operating activities were lower for 2011 as compared to 2010. Our source of cash inflow varies with our release schedule. For example, Blizzard's two major releases of StarCraft II and World of World: Cataclysm during 2010 contributed to the higher cash inflow for 2010 as compared to 2011 as there was no major current year releases from Blizzard. The lower cash from operating activities was also attributable to the increased use of cash in our operations, such as for inventory, the payment of taxes, restructuring expenses, and operating expenses for which we had previously accrued.

Cash Flows Provided by (Used in) Investing Activities

        The primary drivers of cash flows from investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments. Cash flows provided by investing activities were higher for 2011 as compared to 2010, primarily due to increased proceeds from the maturity of investments, decreased purchases of short-term investments and lower capital expenditures. Proceeds from the maturity of investments were $740 million, the majority of which consisted of U.S. treasury and other government agency securities, while the purchase of short-term investments totaled $417 million and capital expenditures, primarily related to property and equipment, were $72 million.

Cash Flows Used in Financing Activities

        The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, payment of dividends and the repurchase of our common stock. We have not utilized debt financing as a source of cash flows. Cash flows used in financing activities for the year ended December 31, 2011 primarily reflected payment of a cash dividend and dividend equivalents totaling $194 million to holders of our common stock and restricted stock units. In addition, cash flows used in financing activities for the year ended December 31, 2011 reflect the repurchase of 59 million shares of our common stock for an aggregate of $670 million under the 2011 Stock Repurchase Program and the purchase of 1.8 million shares of our common stock for $22 million under the stock repurchase program authorized by our Board of Directors on February 10, 2010, which expired on December 31, 2010.

        The repurchases and dividend payments were partially offset by $54 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used in financing activities were lower for 2011 as compared to 2010, primarily due to decreased share repurchase activities.

Other Liquidity and Capital Resources

        In addition to cash flows provided by operating activities, our primary source of liquidity was $3.5 billion of cash and cash equivalents and short-term investments at December 31, 2011. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations for the foreseeable future. We also believe that we have sufficient working capital ($2.8 billion at December 31, 2011) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program and dividends.

        As of December 31, 2011, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.6 billion, compared with $1.2 billion as of December 31, 2010. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital Expenditures

        We made capital expenditure of $72 million in 2011. In 2012, we anticipate total capital expenditures of approximately $100 million. Capital expenditures are expected to be primarily for computer hardware and software purchases.

Commitments

        In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2011 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Total
For the year ending December 31,
2012	33	108	32	173
2013	30	49	—	79
2014	27	16	—	43
2015	18	—	—	18
2016	15	—	—	15
Thereafter	60	—	—	60

Total	183	173	32	388

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2011, we had $154 million of unrecognized tax benefits.

Off-balance Sheet Arrangements

        At December 31, 2011 and 2010, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The estimates discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management's judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs.

Revenue Recognition including Revenue Arrangements with Multiple Deliverables

        On January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard, as amended, is referred to herein as the "new accounting principles"). The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes. Our assessment of deliverables and units of accounting does not change under the new accounting principles.

        Pursuant to the guidance of ASU 2009-13, when a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific-objective-evidence ("VSOE") if it is available, third-party evidence ("TPE") if VSOE is not available, or best estimated selling price ("BESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the year ended December 31, 2011. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, the adoption of the new accounting standard has not had a material impact on our financial statements in the current period.

        Overall, we recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a street date (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the sale date. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

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

        We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service period beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as

"Product sales", whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing and other revenues".

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

Allowances for Returns, Price Protection, Doubtful Accounts and Inventory Obsolescence

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short or longer term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.

        Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period based on estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2011 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $3 million.

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

        We regularly review inventory quantities on-hand and in the retail channel. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess and dependent on market conditions. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed ("ASC Subtopic 985-20"). Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "Cost of sales—software royalties and amortization", capitalized costs if and when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

        Commencing upon product release, capitalized software development costs are amortized to "Cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or expected to be abandoned are charged to product development expense in the period of cancellation.

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

        Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expense for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

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

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC Topic 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our business and results of operations in an interim period in which the uncertainties are ultimately resolved.

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

        There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (that is, the risk premium). Making these cash flow estimates is inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

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

        During 2010, we recorded an impairment charge of $326 million to our finite-lived intangible assets. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2010. We did not record an impairment charge to our finite-lived intangible assets as of December 31, 2011.

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

Stock-Based Compensation

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

Recently Issued Accounting Pronouncements

        In May 2011, the FASB issued an update to the accounting rules for fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this update on January 1, 2012 will not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The adoption of this update on January 1, 2012 will not have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update on January 1, 2012 will not have a material impact on our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won and Swedish krona. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less. Vivendi is our principal counterparty and the risks of counterparty non-performance associated with these contracts are not considered to be material. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in investment and other income, net and general and administrative expense in the consolidated statements of operations.

        The gross notional amount of outstanding foreign exchange swaps was $85 million and $138 million at December 31, 2011 and 2010, respectively. A pre-tax net unrealized loss of $1 million and an unrealized gain of less than a million for the years ended 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the consolidated statements of operations.

        The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses and net income from our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We recognized a realized loss of $7 million for the year ended December 31, 2011 from the settlement of the hedging foreign exchange contracts and there was no outstanding foreign exchange contract hedging translation risk as of December 31, 2011. In the absence of the hedging activities described above, as of December 31, 2011, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $90 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in highly rated government-backed securities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At December 31, 2011, our $3.5 billion of cash and cash equivalents were comprised primarily of money market funds. At December 31, 2011, our $360 million of short-term investments included $344 million of U.S. treasury and government sponsored agency debt securities and $16 million of restricted cash. We had $16 million in auction rate securities at fair value classified as long-term investments at December 31, 2011. The Company has determined that, based on the composition of our investment portfolio as of December 31, 2011, there was no material interest rate risk exposure to the Company's consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2011, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2011, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

        There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

10b5-1 Stock Trading Plans

        The Company's directors and employees may, at a time they are not in possession of material non-public information, enter into plans ("Rule 10b5-1 Plans") to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1. Rule 10b5-1 permits trading on a pre-arranged, "automatic-pilot" basis, subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person's behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan. In addition, any such plan of the Company's directors and employees is required to be established and maintained in accordance with the Company's "Policy on Establishing and Maintaining 10b5-1 Trading Plans".

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

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, entitled "Proposal 1—Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct" and "Corporate Governance Matters—Board of Directors and Committees—Board Committees—Audit Committee" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, entitled "Executive Compensation" and "Director Compensation" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees—Director Independence" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, entitled "Audit-Related Matters—Independent Registered Public Accounting Firm" to be filed with the Securities and Exchange Commission.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 70 herein.
	2.
		Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the calendar years ended December 31, 2011, 2010, and 2009 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

Date: February 28, 2012

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PHILIPPE G. H. CAPRON (Philippe G. H. Capron)	Director	February 28, 2012
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 28, 2012
By:	/s/ FRÉDÉRIC R. CRÉPIN (Frédéric R. Crépin)	Director	February 28, 2012
By:	/s/ LUCIAN GRAINGE (Lucian Grainge)	Director	February 28, 2012
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	February 28, 2012
By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	February 28, 2012
By:	/s/ JEAN-BERNARD LÉVY (Jean-Bernard Lévy)	Chairman and Director	February 28, 2012

By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 28, 2012
By:	/s/ STÉPHANE ROUSSEL (Stéphane Roussel)	Director	February 28, 2012
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	February 28, 2012
By:	/s/ THOMAS TIPPL (Thomas Tippl)	Chief Operating Officer, Chief Financial Officer and Principal Financial Officer	February 28, 2012
By:	/s/ RÉGIS TURRINI (Régis Turrini)	Director	February 28, 2012
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer and Principal Accounting Officer	February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement Schedule II Valuation and Qualifying Accounts presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2012

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2011	At December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,165	$2,812
Short-term investments	360	696
Accounts receivable, net of allowances of $300 million and $377 million at December 31, 2011 and 2010, respectively	649	673
Inventories, net	144	112
Software development	137	147
Intellectual property licenses	22	45
Deferred income taxes, net	507	648
Other current assets	396	299

Total current assets	5,380	5,432
Long-term investments	16	23
Software development	62	55
Intellectual property licenses	12	28
Property and equipment, net	163	169
Other assets	12	15
Intangible assets, net	88	160
Trademark and trade names	433	433
Goodwill	7,111	7,132

Total assets	$13,277	$13,447

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$390	$363
Deferred revenues	1,472	1,726
Accrued expenses and other liabilities	694	871

Total current liabilities	2,556	2,960
Deferred income taxes, net	55	120
Other liabilities	174	164

Total liabilities	2,785	3,244

Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,133,391,371 and 1,382,479,839 shares issued at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	9,616	12,353
Less: Treasury stock, at cost, 0 and 199,159,987 shares at December 31, 2011 and 2010, respectively	—	(2,194)
Retained earnings	948	57
Accumulated other comprehensive loss	(72)	(13)

Total shareholders' equity	10,492	10,203

Total liabilities and shareholders' equity	$13,277	$13,447

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Net revenues
Product sales	$3,257	$3,087	$3,080
Subscription, licensing, and other revenues	1,498	1,360	1,199

Total net revenues	4,755	4,447	4,279
Costs and expenses
Cost of sales—product costs	1,134	1,350	1,432
Cost of sales—online subscriptions	238	241	212
Cost of sales—software royalties and amortization	218	338	348
Cost of sales—intellectual property licenses	165	197	315
Product development	646	635	627
Sales and marketing	545	516	544
General and administrative	456	375	395
Impairment of intangible assets	—	326	409
Restructuring	25	—	23

Total costs and expenses	3,427	3,978	4,305

Operating income (loss)	1,328	469	(26)
Investment and other income, net	3	23	18

Income (loss) before income tax expense (benefit)	1,331	492	(8)
Income tax expense (benefit)	246	74	(121)

Net income	$1,085	$418	$113

Earnings per common share
Basic	$0.93	$0.34	$0.09

Diluted	$0.92	$0.33	$0.09

Weighted-average number of shares outstanding
Basic	1,148	1,222	1,283
Diluted	1,156	1,236	1,311
Dividends per common share	$0.165	$0.15	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2011, 2010, and 2009

(Amounts and shares in millions)

	Common Stock			Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital					Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2008	1,325	$—	$12,170	(13)	$(126)	$(474)	$(43)	$11,527
Components of comprehensive income:
Net income	—	—	—	—	—	113	—	113
Foreign currency translation adjustment	—	—	—	—	—	—	19	19

Total comprehensive income								132
Issuance of common stock pursuant to employee stock options and restricted stock rights	36	—	81	—	—	—	—	81
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	154	—	—	—	—	154
Tax shortfall from employee stock option exercises and restricted stock rights	—	—	(1)	—	—	—	—	(1)
Issuance of contingent consideration	3	—	2	—	—	—	—	2
Shares repurchased (see Note 19)	—	—	—	(101)	(1,109)	—	—	(1,109)
Return of capital to Vivendi related to taxes (see Note 15)	—	—	(30)	—	—	—	—	(30)

Balance at December 31, 2009	1,364	$—	$12,376	(114)	$(1,235)	$(361)	$(24)	$10,756
Components of comprehensive income:
Net income	—	—	—	—	—	418	—	418
Foreign currency translation adjustment	—	—	—	—	—	—	11	11

Total comprehensive income								429
Issuance of common stock pursuant to employee stock options and restricted stock rights	18	—	73	—	—	—	—	73
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	100	—	—	—	—	100
Return of capital to Vivendi related to taxes (see Note 15)	—	—	(7)	—	—	—	—	(7)
Dividends ($0.15 per common share)	—	—	(189)	—	—	—	—	(189)
Shares repurchased (see Note 19)	—	—	—	(85)	(959)	—	—	(959)

Balance at December 31, 2010	1,382	$—	$12,353	(199)	$(2,194)	$57	$(13)	$10,203
Components of comprehensive income:
Net income	—	—	—	—	—	1,085	—	1,085
Unrealized appreciation on investments, net of taxes	—	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(61)

Total comprehensive income								1,026
Issuance of common stock pursuant to employee stock options and restricted stock rights	11	—	54	—	—	—	—	54
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	95	—	—	—	—	95
Dividends ($0.165 per common share)	—	—	—	—	—	(194)	—	(194)
Shares repurchased (see Note 19)	—	—	—	(61)	(692)	—	—	(692)
Retirement of treasury shares	(260)	—	(2,886)	260	2,886	—	—	—

Balance at December 31, 2011	1,133	$—	$9,616	—	$—	$948	$(72)	$10,492

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,085	$418	$113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	75	(278)	(256)
Impairment of goodwill and intangible assets (see Notes 10 and 11)	12	326	409
Depreciation and amortization	148	198	347
Loss on disposal of property and equipment	4	1	2
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	287	319	281
Stock-based compensation expense (2)	103	131	156
Excess tax benefits from stock option exercises	(24)	(22)	(79)
Changes in operating assets and liabilities:
Accounts receivable	13	43	235
Inventories, net	(34)	124	21
Software development and intellectual property licenses	(254)	(313)	(308)
Other assets	(67)	17	(110)
Deferred revenues	(248)	293	503
Accounts payable	31	70	(18)
Accrued expenses and other liabilities	(179)	49	(113)

Net cash provided by operating activities	952	1,376	1,183

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	740	519	44
Proceeds from maturities of auction rate securities classified as trading securities	—	61	—
Proceeds from sale of available-for-sale investments	—	—	2
Proceeds from auction rate securities called at par	10	—	—
Payment of contingent consideration	(3)	(4)	—
Purchases of available-for-sale investments	(417)	(800)	(425)
Capital expenditures	(72)	(97)	(69)
Decrease in restricted cash	8	9	5

Net cash provided by (used in) investing activities	266	(312)	(443)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	54	73	81
Repurchase of common stock	(692)	(959)	(1,109)
Dividends paid	(194)	(189)	—
Excess tax benefits from stock option exercises	24	22	79

Net cash used in financing activities	(808)	(1,053)	(949)

Effect of foreign exchange rate changes on cash and cash equivalents	(57)	33	19

Net increase (decrease) in cash and cash equivalents	353	44	(190)
Cash and cash equivalents at beginning of period	2,812	2,768	2,958

Cash and cash equivalents at end of period	$3,165	$2,812	$2,768

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

        The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol "ATVI." Vivendi S.A. ("Vivendi") owned approximately 60% of Activision Blizzard's outstanding common stock at December 31, 2011.

        Based upon our current organizational structure, we operate three operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content. Activision develops games utilizing internally-developed, acquired and licensed intellectual property. Activision markets and sells games it develops and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Nintendo Dual Screen ("DS") handheld game systems; the PC; Apple iOS devices and other handheld and mobile devices.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft franchise, which it develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. Blizzard also maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II®.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Business Combination (Continued)

Business Combination

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi, VGAC LLC, a wholly-owned subsidiary of Vivendi , and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. For accounting purposes, the Business Combination is treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer.

2. Summary of significant accounting policies

Basis of Consolidation and Presentation

        The accompanying consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

        Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

        The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Cash and Cash Equivalents

        We consider all money market funds and highly liquid investments with maturities of three months or less at the time of purchase to be "Cash and cash equivalents".

Investment Securities

        Investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of "Other comprehensive income (loss)".

        Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified as "Short-term investments". In addition, investments with maturities beyond one year may be classified as "Short-term investments" if they are highly liquid in nature and represent the investment of cash that is available for current operations.

        The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in investment and other income, net in the consolidated statements of operations.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        The Company's investments include auction rate securities ("ARS"). These ARS are variable rate bonds tied to short-term interest rates with long-term maturities. ARS have interest rates which reset through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest on ARS is generally paid at the end of each auction process and is based upon the interest rate determined for the prior auction. The majority of our ARS are highly rated, and are typically collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program or backed by monoline bond insurance companies.

  Restricted Cash—Compensating Balances

        Restricted cash is included within "Short-term investments" on the consolidated balance sheets. The majority of our restricted cash relates to a standby letter of credit required by one of our inventory manufacturers to qualify for certain payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain with the issuing bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but have not yet been reimbursed.

  Financial Instruments

        The carrying amount of "Cash and cash equivalents", "Accounts receivable", "Accounts payable", and "Accrued expenses" substantively approximate fair value due to the short-term nature of these accounts. Our U.S. treasuries, government agency securities, and mortgage-backed securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. ARS are carried at fair value, which is estimated using an income-approach model (specifically, a discounted cash-flow analysis).

        Derivative instruments, primarily foreign exchange contracts, are reported at fair value in "Other assets" or "Other liabilities" in the consolidated balance sheet. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Activision Blizzard transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We utilize foreign exchange forward contracts and swaps, with maturities of generally less than one year, to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities. Activision Blizzard does not use derivatives for speculative or trading purposes, and the Company does not designate these derivatives as hedging instruments under ASC Topic 815. Accordingly, gains and losses resulting from changes in the fair values through the period are reported as General and administrative expenses or Investment and other income, net in the consolidated statements of operations, depending on the nature of the derivative.

Other-Than-Temporary Impairments

        The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than a temporary impairment. If the decline is determined to be other-than-temporary, the cost basis of the investment is written down to fair value. For

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

available-for-sale fixed maturity instruments where credit-related impairments exist, other-than-temporary impairments are reported in the consolidated statement of operations and non-credit impairments are reported in accumulated other comprehensive income (loss).

Concentration of Credit Risk

        Our concentration of credit risk relates to depositors holding the Company's cash and cash equivalents and customers with significant accounts receivable balances. Substantially all of our cash and cash equivalents are held in financial instruments issued or fully guaranteed by local and foreign governments and governmental organizations, with the significant majority of these instruments being money market funds.

        Our customer base includes retailers and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the U.S. and other countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers.

        We did not have any single customer that accounted for 10% or more of net revenues for the year ended December 31, 2011. We had one customer, Wal-Mart, which accounted for 21% of consolidated gross receivables at December 31, 2011.

        For the year ended December 31, 2010, we had one customer in our Activision and Blizzard operating segments, GameStop, which accounted for approximately 12% of consolidated net revenues for the year ended December 31, 2010. GameStop and Wal-Mart accounted for approximately 12% and 18% of consolidated gross receivables at December 31, 2010, respectively.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with the Financial Accounting Standards Board ("FASB") guidance for the costs of computer software to be sold, leased, or otherwise marketed within ASC Subtopic 985-20. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "Cost of sales—software royalties and amortization", capitalized costs if and when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or expected to be abandoned are charged to product development expense in the period of cancellation.

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

        Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expense for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Inventories

        Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (weighted average method) or net realizable value.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life (i.e., 25 to 33 years, for buildings, and 2 to 5 years, for computer equipment, office furniture and other equipment) of the asset. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are included in the consolidated statements of operations. Leasehold improvements are amortized using the straight-line method over the estimated life of the asset, not to exceed the length of the lease. Repair and maintenance costs are expensed as incurred.

        Goodwill and Other Indefinite-Lived Assets.    We account for goodwill using the provisions within ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets as there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and acquired trade names are not amortized, but are subject to an impairment test annually, as well as in between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31st.

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20, which provides that reporting units are generally operating segments or one reporting level below the operating segments. As of December 31, 2011, the Company's reporting units are the same as our operating segments: Activision, Blizzard, and Distribution. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit.

        Fair value of our reporting units is determined using an income approach based on discounted cash flow models. In determining the fair value of our reporting units, we assumed a discount rate between 10.0% and 13.0%. During our 2011 annual impairment testing, the Company identified and recorded a $12 million impairment of goodwill to "General and administrative" in the statement of operations related to the Distribution reporting unit. The impairment was due to declines in our expected future performance of the distribution companies based on growing industry trends towards digital distribution and online gaming. The estimated fair values of the remaining reporting units exceeded their carrying values by at least $4 billion or 40% as of December 31, 2011. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2011 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 10%, and royalty saving rates of approximately 1.5%. A one percentage point increase in the discount rate would not yield an impairment charge to our trade names. Changes in our

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        Amortizable Intangible Assets.    Intangible assets subject to amortization are carried at cost less accumulated amortization, and amortized over the estimated useful life in proportion to the economic benefits received.

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

        In the fourth quarter of 2010, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively. In the fourth quarter of 2009, we recorded impairment charges of $24 million, $12 million and $373 million to license agreements, game engines and internally developed franchises intangible assets, respectively. (See Note 11 of the Notes to Consolidated Financial Statements)

Revenue Recognition

  Revenue Arrangements with Multiple Deliverables

        Effective January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard, as amended, is referred to herein as the "new accounting principles"). The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and requires the application of the relative selling price method to allocate the consideration received for an arrangement to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes. Our assessment of deliverables and units of accounting does not change under the new accounting principles.

        Pursuant to the guidance of ASU 2009-13, when a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific-objective-evidence ("VSOE") if it is available, third-party evidence ("TPE") if VSOE is not available, or best estimated selling price ("BESP") if neither VSOE nor TPE is available. In multiple

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the year ended December 31, 2011. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, the adoption of the new accounting standard has not had a material impact on our financial statements in the current period.

  Product Sales

        We recognize revenue from the sale of our products once title and risk of loss have been transferred to our customers and any performance obligation(s) have been completed. Certain products are sold to customers with a "street date" (which is the earliest date these products may be sold by retailers). For these products, we recognize revenue on the later of the street date and the date the product is sold to the customer. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as a digital download of a title or product add-ons, when it is released.

        When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate deliverable in addition to the product, principally because of its importance to gameplay, we consider our performance obligations for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we recognize all of the software-related revenue from the sale of any such title ratably over the estimated service period of such title. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses costs.

        We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service period beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales", whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing and other revenues".

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

  Subscription Revenues

        Subscription revenues are derived from World of Warcraft and from our Call of Duty Elite membership. World of Warcraft is a game that is playable through Blizzard's servers and is generally sold through a subscription-only basis, whereas Call of Duty Elite provides an enhanced multiplayer gameplay experience through subscription-based services, such as monthly downloadable content and year round competitions.

        For World of Warcraft, after the first month of free usage that is included with the World of Warcraft boxed software, the World of Warcraft end user may enter into a subscription agreement for additional future access. Revenues associated with the sale of subscriptions via boxed software and prepaid subscription cards, as well as prepaid subscriptions sales, are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period. Value-added service revenues associated with subscriptions are recognized ratably over the estimated service periods.

  Licensing Revenues

        Third-party licensees in Russia, China and Taiwan distribute and host Blizzard's World of Warcraft game in their respective countries under license agreements, for which they pay the Company a royalty. We recognize these royalties as revenues based on the end users' activation of the underlying prepaid time, if all other performance obligations have been completed, or based on usage by the end user, when we have continuing service obligations. We recognize any upfront licensing fee received over the term of the contracts.

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

  Breakage Revenues

        World of Warcraft boxed product sales and subscription revenues are recognized upon activation of the game. We analyze historical activation patterns over time to determine when the likelihood of activation ever occurring becomes remote. We recognize revenues from subscriptions that have not yet been activated, prepaid subscription cards, as well as prepaid subscription sales, when the likelihood of future activation occurring is remote (defined as "breakage revenues"). For the years ended December 31, 2011, 2010, and 2009, we recorded $0 million, $14 million, and $5 million, respectively of breakage revenues from the sale of packaged software in product sales, and $0 million, $6 million, and $8 million, respectively of prepaid and subscription breakage revenues in subscription, licensing and other revenues in the consolidated statements of operations.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short or longer term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sales reporting to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.

        Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period based on estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

cycle; sales force and retail customer feedback; industry pricing; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sales history (if available); marketing trade programs; and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2011 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $3 million.

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

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is ran for the first time. Advertising expenses for the years ended December 31, 2011, 2010, and 2009 were $343 million, $332 million, and $366 million, respectively, and are included in "Sales and marketing expense" in the consolidated statements of operations.

Income Taxes

        We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with FASB income tax guidance within ASC Topic 740, the provision for

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold hold of "more likely than not" that they will be realized in the future, a valuation allowance is recorded.

        We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Foreign Currency Translation

        All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates during the period. The resulting translation adjustments are reflected as a component of "Accumulated other comprehensive income (loss)" in shareholders' equity.

Earnings (Loss) Per Common Share

        "Basic earnings (loss) per common share" is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the periods presented. "Diluted earnings per share" is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding, increased by the weighted average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

        When we determine whether instruments granted in stock-based payment transactions are participating securities, unvested stock-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. With participating securities, we are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from earnings per common share calculations any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance"). Stock-based compensation expense recognized during the requisite services period (that is, the period for which the employee is being compensated) and is based on the value of stock-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (Continued)

at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2011, 2010, and 2009 included both compensation expense for stock-based payment awards granted by Activision, Inc. prior to, but not yet vested as of July 9, 2008, based on the revalued fair value estimated at July 9, 2008, and compensation expense for the stock-based payment awards granted by us subsequent to July 9, 2008.

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

        We generally determine the fair value of restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) based on the closing market price of the Company's common stock on the date of grant.

        See Note 18 of the Notes to Consolidated Financial Statements.

3. Investment and other income, net

        Investment and other income, net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Interest income	$14	$8	$15
Interest expense	(4)	(5)	(4)
Change in fair value of other financial liability	—	22	8
Net realized and unrealized loss on foreign exchange contracts with Vivendi	(7)	(2)	(1)

Investment and other income, net	$3	$23	$18

4. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents with original maturities of three months or less at the date of purchase (amounts in millions):

	At December 31,
	2011	2010
Cash	$270	$245
Time deposits	24	19
Money market funds	2,869	2,216
U.S. treasuries and/or foreign government bonds	2	332

Cash and cash equivalents	$3,165	$2,812

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Investments

        The following table summarizes our short-term and long-term investments at December 31, 2011 and 2010 (amounts in millions):

At December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$344	$—	$—	$344
Restricted cash				16

Total short-term investments				$360

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$17	$—	$(1)	$16

At December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$672	$—	$—	$672
Restricted cash				24

Total short-term investments				$696

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$27	$—	$(4)	$23

        The following table illustrates the gross unrealized losses on available-for-sale securities, the fair value of those securities, aggregated by investment categories, and the length of time that they have been in a continuous unrealized loss position at December 31, 2011 and 2010 (amounts in millions):

	Less than 12 months		12 months or more		Total
At December 31, 2011	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Taxable auction rate securities	$—	$—	$(1)	$16	$(1)	$16

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

	Less than 12 months		12 months or more		Total
At December 31, 2010	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Taxable auction rate securities	$—	$—	$(4)	$23	$(4)	$23

        The total unrealized loss of $1 million at December 31, 2011 is due to failed auctions of taxable ARS held through Morgan Stanley Smith Barney LLC, which is 51% owned by Morgan Stanley and 49% owned by Citigroup, Inc. The ARS were held directly through a wholly owned subsidiary of Citigroup, Inc. until the Morgan Stanley Smith Barney LLC joint-venture closed in the second quarter 2009. The majority of our investments in ARS are all backed by higher education student loans.

        Based upon our analysis of the available-for-sale investments with unrealized losses, we have concluded that the gross unrealized losses of $1 million at December 31, 2011 were temporary in nature. We do not intend to sell the investment securities that are in an unrealized loss position and do not consider that it is more-likely-than-not that we will be required to sell the investment securities before recovery of their amortized cost basis, which may be maturity. We have not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities. However, facts and circumstances may change which could result in a decline in fair value considered to be other-than-temporary in the future.

        The following table summarizes the contractually stated maturities of our short- and long-term investments classified as available-for-sale at December 31, 2011 (amounts in millions):

At December 31, 2011	Amortized cost	Fair Value
U.S. government agency securities due in 1 year or less	$344	$344
Due after ten years	17	16

	$361	$360

6. Software development and intellectual property licenses

        The following table summarizes the components of our software development and intellectual property licenses (amounts in millions):

	At December 31, 2011	At December 31, 2010
Internally developed software costs	$115	$142
Payments made to third-party software developers	84	60

Total software development costs	$199	$202

Intellectual property licenses	$34	$73

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Software development and intellectual property licenses (Continued)

        Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Amortization	$258	$319	$314
Write-offs and impairments	60	66	21

7. Restructuring

        On February 3, 2011, the Board of Directors of the Company authorized a restructuring plan (the "2011 Restructuring") involving a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead.

        The following table details the amount of the 2011 Restructuring reserves included in "Accrued Expenses and Other Liabilities" in the consolidated balance sheet at December 31, 2011 (amounts in millions):

	Severance	Facilities costs	Contract termination costs	Total
Balance at December 31, 2010	$—	$—	$—	$—
Costs charged to expense	20	4	1	25
Costs paid or otherwise settled	(16)	(1)	(1)	(18)

Balance at December 31, 2011	$4	$3	$—	$7

        The 2011 Restructuring charges for the year ended December 31, 2011 was $25 million. These charges, as well as the 2011 Restructuring reserve balances at December 31, 2011, were recorded within our Activision segment. We completed the 2011 Restructuring as of December 31, 2011 and we do not expect to incur significant additional restructuring expenses relating thereto.

        We have completed our implementation of our organizational restructuring plan as a result of the Business Combination. There were minimal cash payments and additional charges in our consolidated statement of operations for the year ended December 31, 2011 relating to that restructuring and we do not expect to incur additional restructuring expenses relating thereto.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Inventories, net

        Our inventories consist of the following (amounts in millions):

	At December 31,
	2011	2010
Finished goods	$116	$98
Purchased parts and components	28	14

Inventories, net	$144	$112

9. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2011	2010
Land	$1	$1
Buildings	5	5
Leasehold improvements	72	57
Computer equipment	406	386
Office furniture and other equipment	49	63

Total cost of property and equipment	533	512
Less accumulated depreciation	(370)	(343)

Property and equipment, net	$163	$169

        Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $75 million, $68 million, and $76 million, respectively.

        Rental expenses were $38 million, $37 million and $38 million for the years ended December 31, 2011, 2010, and 2009, respectively.

10. Goodwill

        The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2011 and 2010 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total
Balance at December 31, 2009	$6,964	$178	$12	$7,154
Tax benefit credited to goodwill	(22)	—	—	(22)

Balance at December 31, 2010	$6,942	$178	$12	$7,132
Tax benefit credited to goodwill	(12)	—	—	(12)
Issuance of contingent consideration	3	—	—	3
Impairment of goodwill	—	—	(12)	(12)

Balance at December 31, 2011	$6,933	$178	$—	$7,111

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Goodwill (Continued)

        Issuance of contingent consideration consists of additional purchase consideration paid or accrued in relation to previous acquisitions. The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of Activision, Inc. to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to accumulated paid in capital.

        At December 31, 2011 and 2010, the gross goodwill and accumulated impairment losses by reporting unit are as follows:

	Activision	Blizzard	Distribution	Total
Balance at December 31, 2010:
Goodwill	$6,942	$178	$12	$7,132

Total	$6,942	$178	$12	$7,132

Balance at December 31, 2011:
Goodwill	$6,933	$178	$12	$7,123
Accumulated impairment losses	—	—	(12)	(12)

Total	$6,933	$178	$—	$7,111

11. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2011
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net carrying amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(82)	$—	$6
Game engines	2 - 5 years	32	(32)	—	—
Internally developed franchises	11 - 12 years	309	(227)	—	82
Distribution agreements	4 years	18	(18)	—	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	47	—	—	47

Total		$880	$(359)	$—	$521

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Intangible Assets, Net (Continued)

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

        Amortization expense of intangible assets was $72 million, $130 million, and $271 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        The gross carrying amount as of December 31, 2011 in the tables above reflect a new cost basis for license agreements, game engines and internally developed franchises due to impairment charges for the year ended December 31, 2010. The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges on the intangible assets as of December 31, 2010.

        At December 31, 2011, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2012	$34
2013	28
2014	13
2015	7
2016	3
Thereafter	3

Total	$88

        We did not record any impairment charges against our intangible assets for the year ended December 31, 2011.

        In 2010, we considered the continued economic downturn within our industry and the change in the buying habits of casual consumers while planning for 2011 during the fourth quarter of 2010. This resulted in a significant revision of our outlook for retail sales of software and a strategy change to, among other things, focus on fewer title releases in the casual genre and discontinue the development of music-based titles. As we considered this change in strategy to be an indicator of a potential impairment of our intangible assets, we updated our future projected revenue streams for certain franchises in the casual games and music genres. We performed recoverability tests and, where applicable, measured the impairment of the related intangible assets in accordance with ASC

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Intangible Assets, Net (Continued)

Subtopic 360-10. This resulted in impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for the year ended December 31, 2010 recorded within our Activision segment.

12. Current Accrued Expenses and Other Liabilities, and Other Current Assets

        Included in current accrued expenses and other liabilities of our consolidated balance sheets are accrued payroll related costs of $363 million and $386 million at December 31, 2011 and 2010, respectively.

        Included in other current assets of our consolidated balance sheets are deferred cost of sales—product costs of $246 million and $250 million at December 31, 2011 and 2010, respectively.

13. Operating Segments and Geographic Region

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

        The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets and purchase price accounting related adjustments, impairment of intangible assets and goodwill, integration and transaction costs, and other. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made. Information on the operating segments and reconciliations of total net revenues and total segment income (loss) from operations to

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

consolidated net revenues from external customers and income (loss) before income tax expense for the years ended December 31, 2011, 2010, and 2009 are presented below (amounts in millions):

	Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	Net Revenues			Income (loss) from operations
Activision	$2,828	$2,769	$3,156	$851	$511	$663
Blizzard	1,243	1,656	1,196	496	850	555
Distribution	418	378	423	11	10	16

Operating segments total	4,489	4,803	4,775	1,358	1,371	1,234
Reconciliation to consolidated net revenues / consolidated income (loss) before tax expense:
Net effect from deferral of net revenues and related cost of sales	266	(356)	(497)	183	(319)	(383)
Stock-based compensation expense	—	—	—	(103)	(131)	(154)
Restructuring	—	—	—	(26)	(3)	(23)
Amortization of intangible assets	—	—	—	(72)	(123)	(259)
Impairment of goodwill/intangible assets	—	—	—	(12)	(326)	(409)
Integration and transaction costs	—	—	—	—	—	(24)
Other	—	—	1	—	—	(8)

Consolidated net revenues / operating income (loss)	$4,755	$4,447	$4,279	$1,328	$469	$(26)

Investment and other income, net				3	23	18

Consolidated income (loss) before income tax expense				$1,331	$492	$(8)

        For the years ended December 31, 2011 and 2010, restructuring expense of $1 million and $3 million is reflected in the "General and administrative expense" in the consolidated statement of operations, respectively. These restructuring expenses were related to the Business Combination consummated in July 2008. See Note 7 of the Notes to Consolidated Financial Statements for more detail.

        Geographic information for the years ended December 31, 2011, 2010, and 2009 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Years Ended December 31,
	2011	2010	2009
Net revenues by geographic region:
North America	$2,405	$2,409	$2,217
Europe	1,990	1,743	1,798
Asia Pacific	360	295	263

Total geographic region net revenues	4,755	4,447	4,278
Other	—	—	1

Total consolidated net revenues	$4,755	$4,447	$4,279

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

        Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2011	2010	2009
Net revenues by platform:
Online subscriptions*	$1,357	$1,230	$1,248
Console	2,439	2,330	2,199
Handheld	167	184	244
PC and Other	374	325	164

Total platform net revenues	4,337	4,069	3,855
Distribution	418	378	423
Other	—	—	1

Total consolidated net revenues	$4,755	$4,447	$4,279

*
Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

        Long-lived assets by geographic region at December 31, 2011, 2010, and 2009 were as follows (amounts in millions):

	Years Ended December 31,
	2011	2010	2009
Long-lived assets* by geographic region:
North America	$105	$113	$100
Europe	46	46	32
Asia Pacific	12	10	6

Total long-lived assets by geographic region	$163	$169	$138

*
We classify long-lived assets as long term tangible fixed assets by the location of the controlling statutory entity, which only includes property, plant and equipment assets, as all other long term assets are corporate assets that are not allocated to locations.

        For information regarding significant customers, see "Concentration of Credit Risk" in Note 2 of the Notes to Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Computation of Basic/Diluted Earnings (Loss) Per Common Share

        The following table sets forth the computation of basic and diluted earnings (loss) per common share (amounts in millions, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Consolidated net income	$1,085	$418	$113
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(3)	(2)	—
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(13)	(2)	(1)

Numerator for basic and diluted earnings per common share—income available to common shareholders	1,069	414	112
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	1,148	1,222	1,283
Effect of potential dilutive common shares under the treasury stock method: Employee stock options	8	14	28

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive effect of employee stock options	1,156	1,236	1,311

Basic earnings per common share	$0.93	$0.34	$0.09

Diluted earnings per common share	$0.92	$0.33	$0.09

        Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2011 and 2010, we had outstanding unvested restricted stock rights with respect to 17 million and 12 million shares of common stock on a weighted-average basis, respectively.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 25 million, 25 million, and 20 million shares of common stock were not included in the calculation of diluted earnings (loss) per common share for the years ended December 31, 2011, 2010, and 2009, respectively, as the effect of their inclusion would be anti-dilutive.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Income (loss) before income tax expense (benefit):
Domestic	$623	$228	$(237)
Foreign	708	264	229

	$1,331	$492	$(8)

Income tax expense (benefit):
Current:
Federal	$144	$314	$237
State	(2)	31	46
Foreign	28	29	14

Total current	170	374	297

Deferred:
Federal	61	(264)	(309)
State	(4)	8	(75)
Foreign	19	(45)	(12)
Release of valuation allowance	—	—	(22)

Total deferred	76	(301)	(418)

Add back benefit credited to additional paid-in capital:
Excess tax benefit associated with stock options	—	1	—

Income tax expense (benefit)	$246	$74	$(121)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) (the effective tax rate) for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2011		2010		2009
Federal income tax provision at statutory rate	$466	35%	$172	35%	$(3)	(35)%
State taxes, net of federal benefit	18	1	30	6	(17)	(219)
Research and development credits	(21)	(2)	(11)	(2)	(24)	(302)
Domestic production activity deduction	(15)	(1)	(13)	(3)	(7)	(89)
Foreign rate differential	(202)	(15)	(109)	(22)	(82)	(1,040)
Change in valuation allowance	—	—	—	—	(22)	(286)
Change in tax reserves	10	1	(1)	—	34	440
Foreign withholding tax	—	—	—	—	2	24
Foreign tax credits	—	—	—	—	(3)	(41)
Shortfall from employee stock option exercises	9	1	8	1	2	27
Return to provision adjustment	(31)	(2)	—	—	—	—
Other	12	1	(2)	—	(1)	(13)

Income tax expense (benefit)	$246	19%	$74	15%	$(121)	(1,534)%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2011	2010
Deferred tax assets:
Reserves and allowances	$20	$29
Allowance for sales returns and price protection	59	72
Inventory reserve	2	23
Accrued expenses	101	117
Deferred revenue	330	377
Tax credit carryforwards	43	25
Net operating loss carryforwards	15	16
Stock-based compensation	91	99
Foreign deferred assets	16	15
Other	5	17

Deferred tax assets	682	790
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	682	790

Deferred tax liabilities:
Intangibles	(177)	(209)
Prepaid royalties	(2)	(2)
Capitalized software development expenses	(33)	(42)
State taxes	(18)	(9)

Deferred tax liabilities	(230)	(262)

Net deferred tax assets	$452	$528

        As of December 31, 2011, our available federal net operating loss carryforward of less than a million is subject to certain limitations as defined under Section 382 of the Internal Revenue Code. The net operating loss carryforward will begin to expire in 2023. We have various state net operating loss carryforwards totaling $17 million which are not subject to limitations under Section 382 of the Internal Revenue Code and will begin to expire in 2013. We have tax credit carryforwards of $6 million and $37 million for federal and state purposes, respectively, which begin to expire in fiscal 2016.

        Through our foreign operations, we have approximately $47 million in net operating loss carryforwards at December 31, 2011, attributed mainly to losses in France and Ireland. We evaluate our deferred tax assets, including net operating losses, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2011, there are no valuation allowances on deferred tax assets.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income prior to expiration of tax credits and loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the U.S. deferred tax assets will be realized.

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $1,123 million at December 31, 2011. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. It is not practical to estimate the amount of tax that would be payable upon distribution of these earnings.

        As of December 31, 2011, we had approximately $154 million in total unrecognized tax benefits of which $152 million would affect our effective tax rate if recognized. A reconciliation of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Unrecognized tax benefits balance at January 1	$132	$139	$103
Gross increase for tax positions of prior years	4	—	3
Gross decrease for tax positions of prior years	—	—	(1)
Gross increase for tax positions of current year	65	21	35
Settlement with taxing authorities	—	(16)	—
Lapse of statute of limitations	(47)	(12)	(1)

Unrecognized tax benefits balance at December 31	$154	$132	$139

        In addition, as of December 31, 2011 and 2010, we reflected $146 million and $111 million, respectively, of income tax liabilities as non-current liabilities because payment of cash or settlement is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other liabilities in the consolidated balance sheets as of December 31, 2011 and 2010.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, we had approximately $12 million and $11 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2011, 2010, and 2009, we recorded $1 million, $3 million and $6 million, respectively, of interest expense related to uncertain tax positions.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

for any tax liability imposed on Vivendi (or any of its subsidiaries) due to Activision Blizzard's failure to pay any taxes it owes under the Tax Sharing Agreement.

        For periods prior to the Business Combination, Vivendi Games' income taxes were presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games' operating results were included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi's subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi's subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns for the year ended December 31, 2008. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi, which, in accordance with the terms of the Business Combination agreement, occurred immediately prior to the close of the Business Combination. This difference has resulted in no additional payment to Vivendi and no impact to our consolidated statement of cash flows for the years ended December 31, 2011, 2010, and 2009.

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games is no longer subject to U.S. federal income tax examinations for tax years before 2002 or state examinations for tax years before 2000.

        Activision Blizzard's tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining the Company's federal tax returns for the 2009 tax year. The Company also has several state and non-U.S. audits pending. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

        Within the next twelve months, it is reasonably possible we will reduce approximately $16 million of previously unrecognized tax benefits due to the expiration of statutes of limitation and anticipated closure of income tax examinations.

16. Fair Value Measurements

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

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

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2011				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$2,869	$2,869	$—	$—	Cash and cash equivalents
U.S. treasuries with original maturities of three months or less	2	2	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	344	344	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	16	—	—	16	Long-term investments

Total financial assets at fair value	$3,231	$3,215	$—	$16

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

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

        The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at December 31, 2011:

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at January 1, 2011	$23	$23
Total unrealized gains included in other comprehensive income	3	3
Purchases or acquired sales, issuances and settlements	(10)	(10)

Balance at December 31, 2011	$16	$16

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

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

(a)
Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent less than 1% of our financial assets measured at fair value on a recurring basis at December 31, 2011.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

Fair Value Measurements on a Non-Recurring Basis

        We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        During our annual impairment review of goodwill performed as of December 31, 2011, we identified and recorded an impairment of $12 million in our Distribution segment. The decrease in fair value of the reporting unit was primarily due to the decrease of forecasted revenue from our Distribution segment in view of the industry trend towards digital distribution. No impairments of goodwill were recorded for the years ended December 31, 2010 and 2009.

        In accordance with the provisions of the impairment of long-lived assets subsections of ASC Subtopic 360-10, intangible assets were written down to their fair value during in the quarter ended December 31, 2010 within our Activision operating segment. The write down resulted in impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively (see Note 11 of the notes to the consolidated financial statements for details).

        The tables below present intangible assets that were measured at fair value on a non-recurring basis at December 31, 2011 and 2010 (amounts in millions):

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2011				Total Losses
		(Level 1)	(Level 2)	(Level 3)
Non-financial assets:
Goodwill	$—	$—	$—	$—	$12

Total non-financial assets at fair value	$—	$—	$—	$—	$12

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies

Credit Facilities

        At December 31, 2011 and 2010, we maintained a $15 million and $22 million irrevocable standby letter of credit, respectively. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. The letter of credit was undrawn at December 31, 2011 and 2010.

        At December 31, 2011 and 2010, our subsidiary located in Europe maintained an irrevocable standby letter of credit of EUR 5 million ($7 million) and EUR 30 million ($40 million), respectively. The standby letter of credit is required by one of our inventory manufacturers to qualify for payment terms on our inventory purchases. There were no amounts outstanding at December 31, 2011 and 2010.

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

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

and other contractual arrangements in place at December 31, 2011 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Total
For the years ending December 31,
2012	$33	$108	$32	$173
2013	30	49	—	79
2014	27	16	—	43
2015	18	—	—	18
2016	15	—	—	15
Thereafter	60	—	—	60

Total	$183	$173	$32	$388

(1)
We have omitted uncertain tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2011, we had $154 million of unrecognized tax benefits.

Legal Proceedings

        We are currently involved in certain legal proceedings and where liabilities are probable and estimable, we have accrued appropriate amounts.

        After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims. In their complaint, West and Zampella alleged damages, including punitive damages, in excess of $36 million an amount they have since significantly increased during discovery, as well as declaratory relief. On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims. The Company is seeking damages and declaratory relief.

        In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al). An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs. On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice. There are currently 40 plaintiffs in the case. The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims. In their complaint, the plaintiffs claimed that the Company failed to pay bonuses and other compensation allegedly owed to them in an amount at least between $75 million to $125 million, plus punitive damages, an amount they have since increased in discovery responses to approximately $300 million,

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

plus punitive damages. On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

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

        The Company has accrued, and will continue to accrue, appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter. Due to the inherent uncertainties of litigation, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual. The Company does not expect this lawsuit to have a material impact on the Company's business, financial condition, results of operation or liquidity. However, an unfavorable resolution of this lawsuit above the amount of the accrual could have a material adverse effect on the Company's business and results of operations in an interim period in which the lawsuit is ultimately resolved.

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

18. Stock-Based Compensation

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

        While the Compensation Committee has broad discretion to create equity incentives, our stock-based compensation program for the most part currently utilizes a combination of options and restricted stock units. Options have time-based vesting schedules, generally vesting annually over a period of three to five years, and all options expire ten years from the grant date. Restricted stock units either have time-based vesting schedules, generally vesting in their entirety on the third anniversary of the date of grant, or vesting annually over a period of three to five years, or vest only if certain performance measures are met. In addition, under the terms of the 2008 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on NASDAQ.

        At December 31, 2011, 102 million shares of our common stock were available for issuance under the 2008 Plan. The number of shares of our common stock reserved for issuance under the 2008 Plan may be further increased from time to time by: (i) the number of shares relating to awards outstanding under any prior stock compensation plans that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any prior plan is, or the tax withholding requirements with respect to any award outstanding under any prior plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. At December 31, 2011, we had approximately 55 million shares of our common stock reserved for future issuance under the 2008 Plan. Shares issued in connection with awards made under the 2008 Plan are generally issued as new stock issuances.

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

        We have estimated expected future changes in model inputs during the option's contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, risk-adjusted stock return, dividend yield, contractual term, and vesting schedule, as well as measures of employees' exercise and post-vesting termination behavior. Statistical methods were used to estimate employee rank- specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. An exercise multiple based on a stock to strike price ratio was used to reflect the employee exercise behavior pattern.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

        The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and director options
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Expected life (in years)	6.58	5.79	5.95
Risk free interest rate	1.91%	2.97%	3.63%
Volatility	43.50%	46.20%	53.00%
Dividend yield	1.34%	1.33%	—%
Weighted-average fair value at grant date	$4.17	$3.98	$5.40

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended December 31, 2011, the expected stock price volatility ranged from 30.03% to 46.03%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial-lattice model, the risk-free rate reflects the interest from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate"). The expected dividend yield assumption for options granted during the year ended December 31, 2011 is based on the Company's historical and expected future amount of dividend payouts.

        The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is an output from the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise multiples, of which the multiple is based on historical employee exercise behaviors.

        As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller. Unfortunately, it is difficult to determine if this is the case, as markets do not currently exist that permit the active trading of employee stock option and other stock-based instruments.

Stock Option Activities

        Stock option activities for the year ended December 31, 2011 are as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2010	61,175	$10.46
Granted	4,052	12.54
Exercised	(9,605)	7.21
Forfeited	(1,719)	11.11
Expired	(741)	15.13

Outstanding at December 31, 2011	53,162	11.12	6.49	$101

Vested and expected to vest at December 31, 2011	51,391	$11.08	5.91	$100
Exercisable at December 31, 2011	36,273	$10.57	5.66	$92

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes as it is based on the fair market value of our stock. Total intrinsic value of options actually exercised was $47 million, $104 million, and $312 million for the years ended December 31, 2011, 2010, and 2009, respectively. Total grant date fair value of options vested was $57 million, $114 million, and $143 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        At December 31, 2011, $33 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

        Income tax benefit from stock option exercises was $28 million, $36 million, and $85 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

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

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2011 (amounts in thousands except per share amounts):

	Restricted Stock Rights	Weighted-Average Grant Date Fair Value
Balance at December 31, 2010	16,572	$11.62
Granted	4,918	12.30
Vested	(3,125)	12.25
Forfeited	(1,226)	12.34

Balance at December 31, 2011	17,139	12.28

        At December 31, 2011, approximately $88 million of total unrecognized compensation cost was related to restricted stock rights, of which $11 million was related to performance shares, which cost is expected to be recognized over a weighted-average period of 1.82 years and 1.46 years, respectively. Total grant date fair value of restricted stock rights vested was $37 million, $40 million, and $28 million for the years ended December 31, 2011, 2010, and 2009, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Cost of sales—software royalties and amortization	$10	$65	$34
Product development	40	12	40
Sales and marketing	6	8	9
General and administrative	47	46	71
Restructuring	—	—	2

Stock-based compensation expense before income taxes	103	131	156
Income tax benefit	(38)	(51)	(61)

Total stock-based compensation expense, net of income tax benefit	$65	$80	$95

        The following table summarizes stock-based compensation included in our consolidated balance sheets as a component of "Software development" (amounts in millions):

Software Development
Balance at December 31, 2008	$42
Stock-based compensation expense capitalized and deferred during period	102
Amortization of capitalized and deferred stock-based compensation expense	(90)

Balance at December 31, 2009	$54
Stock-based compensation expense capitalized and deferred during period	63
Amortization of capitalized and deferred stock-based compensation expense	(97)

Balance at December 31, 2010	$20
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(37)

Balance at December 31, 2011	$10

19. Capital transactions

Repurchase Program

        On February 2, 2012, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Capital transactions (Continued)

        On February 3, 2011, our Board of Directors authorized a new stock repurchase program (the "2011 Stock Repurchase Program") under which we may repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until the earlier of March 31, 2012 and a determination by the Board of Directors to discontinue the repurchase program. During the year ended December 31, 2011, we repurchased 59 million shares of our common stock for $670 million pursuant to the 2011 Stock Repurchase Program. Additionally, in January 2012, we settled the purchase of 1 million shares of our common stock that we had committed to repurchase in December 2011 pursuant to this program for $12 million.

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

        On November 5, 2008, we announced that our Board of Directors authorized a stock repurchase program (the "2008-2009 Stock Repurchase Program") under which we were authorized to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the 2008-2009 Stock Repurchase Program bringing the total authorization to $1.25 billion. During 2009, we repurchased 101 million shares of our common stock for an aggregate purchase price of $1,109 million pursuant to the 2008-2009 Stock Repurchase Program. In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the 2008-2009 Stock Repurchase Program, completing that program.

Dividend

        On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share to be paid on May 16, 2012 to shareholders of record at the close of business on March 21, 2012.

        On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per common share payable on May 11, 2011 to shareholders of record at the close of business on March 16, 2011, and on May 11, 2011, we made a cash dividend payment of $192 million to such shareholders. On August 12, 2011, the Company made dividend equivalent payments of $2 million related to this cash dividend to the holders of restricted stock units.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2011 and 2010 were as follows (amounts in millions):

	At December 31, 2011	At December 31, 2010
Foreign currency translation adjustment	$(72)	$(11)
Unrealized depreciation on investments, net of deferred income taxes of $0 and $(1) for December 31, 2011 and 2010, respectively	—	(2)

Accumulated other comprehensive loss	$(72)	$(13)

        Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

21. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Supplemental cash flow information:
Cash paid for income taxes	$317	$255	$257
Cash paid for interest	4	2	5

22. Related Party Transactions

Treasury

        Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $85 million and $138 million at December 31, 2011 and 2010, respectively. A pretax net unrealized loss of $1 million and unrealized gain of less than a million for the years ended December 31, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the consolidated statements of operations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Related Party Transactions (Continued)

        In addition, we are party to a number of agreements with Universal Music Group, a wholly owned subsidiary of Vivendi, and its affiliates. These agreements pertain to the licensing of master recordings and compositions for our games and for marketing and promotional purposes. We expensed and paid an aggregate of $5 million, $12 million and $14 million in royalties and other fees (including fees relating to the marketing of artists whose music was licensed for our games) to Universal Music Group and its affiliates for those uses during the years ended December 31, 2011, 2010 and 2009, respectively. Royalty amounts due to Universal Music Group and its affiliates are not material at December 31, 2011, 2010 and 2009.

23. Recently Issued Accounting Pronouncements

        In May 2011, the FASB issued an update to the accounting rules for fair value measurement to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this update on January 1, 2012 will not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued an update to the accounting on comprehensive income to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. This update requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Further, this update does not affect how earnings per share is calculated or presented. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The adoption of this update on January 1, 2012 will not have a material impact on the consolidated financial statements.

        In September 2011, the FASB issued an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update on January 1, 2012 will not have a material impact on the consolidated financial statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

24. Subsequent events

        Repurchase Program.    On February 2, 2012, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.

        Cash Dividend.    On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share payable on May 16, 2012 to shareholders of record as of March 21, 2012.

25. Quarterly Financial and Market Information (Unaudited)

	For the Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Amounts in millions, except per share data)
Net revenues	$1,407	$754	$1,146	$1,449
Cost of sales	722	237	343	452
Operating income	25	162	467	674
Net income	99	148	335	503
Basic earnings per share	0.09	0.13	0.29	0.42
Diluted earnings per share	0.08	0.13	0.29	0.42

	For the Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Amounts in millions, except per share data)
Net revenues	$1,427	$745	$967	$1,308
Cost of sales	878	349	368	535
Operating (loss) income	(397)	55	300	511
Net (loss) income	(233)	51	219	381
Basic (loss) earnings per share	(0.20)	0.04	0.18	0.30
Diluted (loss) earnings per share	(0.20)	0.04	0.17	0.30

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2011
Allowances for sales returns and price protection and other allowances	$373	$166	$(247)	$292
Allowance for doubtful accounts	4	4	—	8
At December 31, 2010
Allowances for sales returns and price protection and other allowances	$314	$317	$(258)	$373
Allowance for doubtful accounts	3	1	—	4
At December 31, 2009
Allowances for sales returns and price protection and other allowances	$266	$332	$(284)	$314
Allowance for doubtful accounts	2	1	—	3
Deferred tax valuation allowance	22	—	(22)	—

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
10.56*
Notice of Performance-Vesting Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.57*	Notice of Stock Option Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.58*	Notice of Restricted Share Unit Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.59*
Notice of Performance-Vesting Restricted Share Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.60*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.60 of the Company's Form 10-K for the year ended December 31, 2010).
10.61*	Employment Agreement, dated September 11, 2009, between George Rose and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.62*	Notice of Share Option Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.63*	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.64*	Notice of Stock Option Award, dated as of March 4, 2010, to George Rose (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2010).

Exhibit Number	Exhibit
10.65*	Notice of Restricted Share Unit Award, dated as of March 4, 2010, to George Rose (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2010).
10.66*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to George Rose.
10.67*	Release Agreement, dated as of August 1, 2011, between George Rose and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2011).
10.68*
Consulting Agreement, dated as of August 1, 2011, among George Rose, Suffolk Ventures LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2011).
10.69*
Amended and Restated Employment Agreement, dated as of December 1, 2007, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed December 6, 2007).
10.70*
Amendment No. 1, dated as of July 8, 2008, to the Employment Agreement between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.71*	Replacement Bonus Agreement, dated as of December 1, 2007, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K, filed December 6, 2007).
10.72*	Stock Option Agreement, dated May 22, 2000, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.73*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).
10.74*
Notice of Performance-Vesting Restricted Share Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.82 of the Company's Form 10-K for the year ended December 31, 2009).
10.75*	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.76*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Robert A. Kotick (incorporated by reference to Exhibit 10.75 of the Company's Form 10-K for the year ended December 31, 2010).
10.77*
Amended and Restated Employment Agreement, dated as of December 1, 2007, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed December 6, 2007).
10.78*	Replacement Bonus Agreement, dated as of December 1, 2007, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K, filed December 6, 2007).
10.79*	Stock Option Agreement, dated May 22, 2000, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2000).

Exhibit Number	Exhibit
10.80*	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.81*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian G. Kelly (incorporated by reference to Exhibit 10.80 of the Company's Form 10-K for the year ended December 31, 2010).
10.82*
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
10.85*
Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2009).
10.86*
Amendment, dated as of November 4, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2009).
10.87*
Amendment, dated as of October 26, 2010, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.86 of the Company's Form 10-K for the year ended December 31, 2010).
10.88*	Notice of Stock Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.89*	Notice of Stock Option Award, dated as of November 9, 2009, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2009).
10.90*
Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime and the Company (incorporated by reference to Exhibit 10.89 of the Company's Form 10-K for the year ended December 31, 2010).
10.91*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime Company (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended December 31, 2010).
10.92*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.91 of the Company's Form 10-K for the year ended December 31, 2010).
10.93*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2010).
10.94*	Notice of Stock Option Award, dated as of November 10, 2011, to Michael Morhaime.

Exhibit Number	Exhibit
10.95*	Notice of Restricted Share Unit Award, dated as of November 10, 2011, to Michael Morhaime.
10.96*
Employment Agreement, dated as of July 6, 2010, between Eric Hirshberg and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.97*	Notice of Assignment of Hirshberg Employment Agreement to Activision Blizzard, Inc. dated December 22, 2011.
10.98*	Notice of Share Option Award, dated as of November 8, 2010, to Eric Hirshberg (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.99*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Eric Hirshberg (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.100*
Notice of Performance-Vesting Restricted Share Unit Award, dated as of November 8, 2010, to Eric Hirshberg (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.101*
Investor Agreement, dated as of July 9, 2008, among the Company, Vivendi S.A., VGAC LLC, and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 15, 2008).
10.102*	Letter Agreement, dated July 16, 2008, between Vivendi S.A. and the Company (incorporated by reference to Exhibit 10.104 of the Company's Form 10-K for the year ended December 31, 2008).
10.103*
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.104*	Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as on October 21, 2011.
10.105*
Voting and Lock-Up Agreement, dated as of December 1, 2007, among the Company, Vivendi S.A. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed December 6, 2007).
10.106*
Voting and Lock-Up Agreement, dated as of December 1, 2007, among the Company, Vivendi S.A. and Brian G. Kelly (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed December 6, 2007).
21.1	Subsidiaries of Activision Blizzard, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas Tippl pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas Tippl pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates