Form 10-Q
period 2012-03-31
Activision Blizzard, Inc.
filed 2012-05-09
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of the registrant’s Common Stock outstanding at May 1, 2012 was 1,111,710,032.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment and market conditions within the video game industry, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among competing hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, rapid changes in technology and industry standards, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, and the other  factors  identified in “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31,	At December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$3,049	$3,165
Short-term investments	427	360
Accounts receivable, net of allowances of $234 million and $300 million at March 31, 2012 and December 31, 2011, respectively	103	649
Inventories, net	146	144
Software development	148	137
Intellectual property licenses	22	22
Deferred income taxes, net	445	507
Other current assets	226	396
Total current assets	4,566	5,380

Long-term investments	17	16
Software development	91	62
Intellectual property licenses	12	12
Property and equipment, net	154	163
Other assets	15	12
Intangible assets, net	85	88
Trademark and trade names	433	433
Goodwill	7,109	7,111
Total assets	$12,482	$13,277

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$181	$390
Deferred revenues	917	1,472
Accrued expenses and other liabilities	676	694
Total current liabilities	1,774	2,556
Deferred income taxes, net	57	55
Other liabilities	165	174
Total liabilities	1,996	2,785

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,114,117,148 and 1,133,391,371 shares issued at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	9,391	9,616
Retained earnings	1,128	948
Accumulated other comprehensive income (loss)	(33)	(72)
Total shareholders’ equity	10,486	10,492
Total liabilities and shareholders’ equity	$12,482	$13,277

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended
	March 31,
	2012	2011

Net revenues
Product sales	$874	$1,061
Subscription, licensing, and other revenues	298	388
Total net revenues	1,172	1,449

Costs and expenses
Cost of sales – product costs	257	299
Cost of sales – online subscriptions	59	63
Cost of sales – software royalties and amortization	31	61
Cost of sales – intellectual property licenses	7	29
Product development	124	142
Sales and marketing	79	60
General and administrative	102	102
Restructuring	—	19
Total costs and expenses	659	775

Operating income	513	674

Investment and other income (expense), net	1	2

Income before income tax expense	514	676

Income tax expense	130	173

Net income	$384	$503

Earnings per common share
Basic	$0.34	$0.42
Diluted	$0.33	$0.42

Weighted-average shares outstanding
Basic	1,120	1,173
Diluted	1,127	1,182

Dividends per common share	$0.18	$0.165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended
	March 31,
	2012	2011

Net income	$384	$503

Other comprehensive income:
Foreign currency translation adjustment	38	37
Unrealized gains on investments, net of deferred income taxes of $1 million for March 31, 2012 and 2011	1	2
Other comprehensive income	$39	$39

Comprehensive income	$423	$542

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$384	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	65	150
Depreciation and amortization	23	26
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	30	69
Stock-based compensation expense (2)	21	23
Excess tax benefits from stock option exercises	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	553	554
Inventories, net	—	11
Software development and intellectual property licenses	(67)	(45)
Other assets	174	129
Deferred revenues	(576)	(716)
Accounts payable	(215)	(199)
Accrued expenses and other liabilities	(237)	(370)
Net cash provided by operating activities	153	134

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	115	154
Payment of contingent consideration	—	(3)
Purchases of available-for-sale investments	(187)	(161)
Capital expenditures	(9)	(4)
Decrease in restricted cash	4	—
Net cash used in investing activities	(77)	(14)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	13	5
Repurchase of common stock	(261)	(343)
Excess tax benefits from stock option exercises	2	1
Net cash used in financing activities	(246)	(337)

Effect of foreign exchange rate changes on cash and cash equivalents	54	63

Net decrease in cash and cash equivalents	(116)	(154)

Cash and cash equivalents at beginning of period	3,165	2,812

Cash and cash equivalents at end of period	$3,049	$2,658

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(Unaudited)

(Amounts in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2011	1,133	$—	$9,616	—	$—	$948	$(72)	$10,492

Net income	—	—	—	—	—	384	—	384
Other comprehensive income	—	—	—	—	—	—	39	39
Issuance of common stock pursuant to employee stock options and restricted stock rights	3	—	13	—	—	—	—	13
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	23	—	—	—	—	23
Dividends ($0.18 per common share) (See Note 10)	—	—	—	—	—	(204)	—	(204)
Shares repurchased (See Note 10)	—	—	—	(22)	(261)	—	—	(261)
Retirement of treasury shares	(22)	—	(261)	22	261	—	—	—

Balance at March 31, 2012	1,114	$—	$9,391	—	$—	$1,128	$(33)	$10,486

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of business and basis of consolidation and presentation

Description of Business

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console, handheld, and mobile game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.  We maintain significant operations in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi S.A. (“Vivendi”) owned approximately 61% of Activision Blizzard’s outstanding common stock at March 31, 2012.

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

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II®.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Basis of Consolidation and Presentation

Activision Blizzard prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair statement of our financial position and results of operations in accordance with U.S. GAAP have been included in the accompanying unaudited condensed consolidated financial statements.

The accompanying consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

2.     Inventories, net

Our inventories, net consist of the following (amounts in millions):

	At March 31, 2012	At December 31, 2011
Finished goods	$107	$116
Purchased parts and components	39	28

Inventories, net	$146	$144

3.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2012
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(83)	$5
Internally-developed franchises	11 - 12 years	309	(229)	80
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$830	$(312)	$518

	At December 31, 2011
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(82)	$6
Game engines	2 - 5 years	32	(32)	—
Internally-developed franchises	11 - 12 years	309	(227)	82
Distribution agreements	4 years	18	(18)	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(359)	$521

Amortization expense of intangible assets was $3 million and $8 million for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2012 (remaining nine months)	$31
2013	28
2014	14
2015	7
2016	3
Thereafter	2

Total	$85

4.     Income taxes

The income tax expense of $130 million for the three months ended March 31, 2012 reflected an effective tax rate of 25.3%, which was consistent with the effective tax rate of 25.6% for the three months ended March 31, 2011. The effective tax rate of 25.3% for the three months ended March 31, 2012 differed from the statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of California research and development credits and federal domestic production deductions. As the federal research credit expired on December 31, 2011 and, as of March 31, 2012, an extension of the credit had not been signed into law, we have excluded the benefit from this tax credit in our income tax calculation for the three months ended March 31, 2012.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2012 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2012 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at lower statutory rates and/or higher than anticipated in the United States where taxes are levied at higher statutory rates.

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

5.     Software development and intellectual property licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	March 31,	December 31,
	2012	2011
Internally developed software costs	$131	$115
Payments made to third-party software developers	108	84
Total software development costs	$239	$199

Intellectual property licenses	$34	$34

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three Months Ended March 31,
	2012	2011
Amortization of capitalized software development costs and intellectual property licenses	$31	$73
Write-offs and impairments	2	—

6.                 Fair value measurements

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

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the three-month period ended March 31, 2012, there were no impairment charges related to assets that are measured on a non-recurring basis.

The table below segregates all assets that are measured at fair value on a recurring basis (which means they are so measured at least annually) and assets that are not subject to recurring fair value measurement into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at
		March 31, 2012 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Balance Sheet
	2012	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$2,975	$2,975	$—	$—	Cash and cash equivalents
U.S. treasuries and government agency securities	415	415	—	—	Short-term investments
Auction rate securities (“ARS”)	17	—	—	17	Long-term investments
Total recurring fair value measurements	$3,407	$3,390	$—	$17

		Fair Value Measurements at
		December 31, 2011 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total Gains	Balance Sheet
	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)	Classification
Recurring fair value measurements:
Money market funds	$2,869	$2,869	$—	$—		Cash and cash equivalents
U.S. treasuries with original maturities of three months or less	2	2	—	—		Cash and cash equivalents
U.S. treasuries and government agency securities	344	344	—	—		Short-term investments
ARS	16	—	—	16		Long-term investments
Total recurring fair value measurements	$3,231	$3,215	$—	$16

Non-recurring fair value measurements:
Goodwill (a)	$7,111	$—	$—	$7,111	$(12)
Total non-recurring fair value measurements	$7,111	$—	$—	$7,111	$(12)

(a) During our annual impairment review of goodwill performed as of December 31, 2011, we identified and recorded an impairment of $12 million in our Distribution segment. The decrease in fair value of the reporting unit was primarily due to the decrease of forecasted revenue from our Distribution segment in view of the industry trend towards digital distribution.

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at March 31, 2012 and 2011, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at January 1, 2012	$16	$16
Total unrealized gains included in other comprehensive income	1	1
Balance at March 31, 2012	$17	$17

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at January 1, 2011	$23	$23
Total unrealized gains included in other comprehensive income	2	2
Balance at March 31, 2011	$25	$25

(a) Fair value measurements of the ARS have been estimated using an income-approach model

(specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent less than 1% of our financial assets measured at fair value on a recurring basis at March 31, 2012.

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

7.     Operating segments and geographic region

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, and amortization of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income from operations to consolidated net revenues and income before income tax expense from external customers for the three months ended March 31, 2012 and 2011 are presented below (amounts in millions):

	Three months ended March 31,
	2012	2011	2012	2011
			Income from operations
	Net revenues		before income tax expense
Activision	$271	$323	$—	$48
Blizzard	251	357	89	170
Distribution	65	75	1	—
Operating segments total	587	755	90	218

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	585	694	447	506
Stock-based compensation expense	—	—	(21)	(23)
Restructuring	—	—	—	(19)
Amortization of intangible assets	—	—	(3)	(8)
Consolidated net revenues / operating income	$1,172	$1,449	513	674
Investment and other income (expense), net			1	2
Consolidated income before income tax expense			$514	$676

Geographic information for the three months ended March 31, 2012 and 2011 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended March 31,
	2012	2011
Net revenues by geographic region:
North America	$601	$748
Europe	485	594
Asia Pacific	86	107
Total consolidated net revenues	$1,172	$1,449

Net revenues by platform were as follows (amounts in millions):

	Three months ended March 31,
	2012	2011
Net revenues by platform:
Online subscriptions*	$256	$395
Console	688	824
Hand-held	26	31
PC and Other	137	124
Total platform net revenues	1,107	1,374
Distribution	65	75
Total consolidated net revenues	$1,172	$1,449

*Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Call of Duty® Elite memberships.

Long-lived assets by geographic region at March 31, 2012 and December 31, 2011 were as follows (amounts in millions):

	At March 31, 2012	At December 31, 2011
Long-lived assets* by geographic region:
North America	$99	$105
Europe	44	46
Asia Pacific	11	12
Total long-lived assets by geographic region	$154	$163

*We classify long-lived assets as long term tangible fixed assets by the location of the controlling statutory entity, which only includes property, plant and equipment assets, as all other long term assets are not allocated by location.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three months ended March 31, 2012 and 2011.

8.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2012 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2011	$6,933	$178	$7,111
Tax benefit credited to goodwill	(2)	—	(2)

Balance at March 31, 2012	$6,931	$178	$7,109

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

9.     Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended March 31,
	2012	2011

Numerator:
Consolidated net income	$384	$503
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(4)	(3)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(3)	(4)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	377	496

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,120	1,173

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	7	9
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,127	1,182

Basic earnings per common share	$0.34	$0.42

Diluted earnings per common share	$0.33	$0.42

Our unvested restricted stock rights are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2012 and 2011, we had outstanding unvested restricted stock rights with respect to 19 million and 17 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 20 million and 32 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively.

10. Capital transactions

Repurchase Program

On February 3, 2011, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until March 31, 2012.  For the three months ended March 31, 2012, we repurchased 22 million shares of our common stock for an aggregate purchase price of $261 million pursuant to that stock repurchase program.

On February 2, 2012, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.

For the three months ended March 31, 2011, we repurchased 31 million shares of our common stock for an aggregate purchase price of $343 million pursuant to stock repurchase plans authorized in 2010 and 2011.

Dividend

On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share to be paid on May 16, 2012 to shareholders of record at the close of business on March 21, 2012. We have included $204 million of dividends payable in accrued expense and other liabilities in respect of this payment.

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

11.  Commitments and contingencies

At March 31, 2012, we did not have any significant changes to our commitments since December 31, 2011.  See Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding our commitments.

Legal Proceedings

The Company is subject to various legal proceedings and claims. FASB Accounting Standards Codification (ASC) Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims.    The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.   When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not appropriate, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company.    The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside the Company’s control.  There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, the Company, in consultation with outside counsel, examines the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow.   As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims. In their complaint, West and Zampella alleged damages, including punitive damages, in excess of $36 million, an amount they have since significantly increased during discovery to over $1 billion, as well as declaratory relief. On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims. The Company is seeking damages and declaratory relief.

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al). An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs. On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice. There are currently 40 plaintiffs in the case. The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims. In their complaint, the plaintiffs claimed that the Company failed to pay bonuses and other compensation allegedly owed to them in an amount at least between $75 million to $125 million, plus punitive damages, an amount they have since increased in discovery to approximately $350 million, plus punitive damages. On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 31, 2011, the case was transferred to the complex division.

On March 5, 2012, the court ruled on a number of dispositive motions presented by the parties.  Among them, the court granted the Company’s motion to dismiss the Alderman plaintiffs’ cause of action for conversion.  The court denied, however, the Company’s motion to dismiss West’s and Zampella’s claim for promissory fraud and the Company’s motion to dismiss the Alderman plaintiffs’ claims for damages resulting from bonuses allegedly owed after the dates of their resignations from the Company.

Some of the parties have filed, and are likely to file, additional pre-trial motions and discovery is almost complete. The court has set a trial date of May 29, 2012.

The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter. Due to the inherent uncertainties of litigation, particularly with respect to matters tried before juries, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual. In light of the plaintiff’s claims, which exceed $1 billion, although the Company does not believe such a result would be justified, there is a range of reasonably possible outcomes that could have a material impact on the Company’s business, financial condition, results of operation or liquidity in an interim period as well as in the full reporting year in which the lawsuit is ultimately resolved or in which an increase in the accrual occurs.

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

12.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps were $74 million and $85 million at March 31, 2012 and December 31, 2011, respectively. A pre-tax net unrealized loss of less than a million for each of the three months ended March 31, 2012 and 2011, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

Other

Activision Blizzard has entered into various transactions and agreements, including cash management services, investor agreement, and music royalty agreements with Vivendi and its subsidiaries and other affiliates.  None of these services, transactions and agreements with Vivendi and its affiliates is material, either individually or in the aggregate, to the condensed consolidated financial statements as a whole.

13.  Recently issued accounting pronouncements

Fair value measurements and disclosures

Effective January 1, 2012, we adopted an update to the accounting rules for fair value measurement.  The new accounting principal establishes a consistent definition of fair value in an effort to ensure that the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”) are comparable. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use was already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

Statement of comprehensive income

Effective January 1, 2012, we adopted the FASB issued authoritative guidance on the presentation of comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

Goodwill impairment

Effective January 1, 2012, the Company adopted an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. The adoption of this updated guidance does not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), console, handheld, and mobile game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games it develops and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“NDS”) handheld game systems; the PC; Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft II®.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended March 31, 2012, Activision Blizzard had net revenues of $1.2 billion, as compared to net revenues of $1.4 billion for the same period in 2011, and earnings per diluted share of $0.33, as compared to earnings per diluted share of $0.42 for the same period in 2011.

According to The NPD Group, with respect to the U.S. market data, Charttrack and Gfk for Europe market data, for the first quarter of 2012, in the U.S. and Europe:

•                  Call of Duty: Modern Warfare 3 was the #2 best-selling console game overall.

•                  Skylanders Spyro’s Adventure (including accessory packs and figures) was the #3 best-selling game overall in dollars across all platforms and the #1 selling kids’ title in dollars.

•                  Activision Blizzard had two top-10 PC titles, with Activision Publishing’s Call of Duty: Modern Warfare 3, and with Blizzard Entertainment’s StarCraft II: Wings of Liberty™.

On March 20, 2012, Activision Publishing released the Call of Duty® Modern Warfare 3 Content Collection #1 for Xbox 360.

On March 20, 2012, Blizzard Entertainment announced that they renewed their license with NetEase for World of Warcraft in mainland China, adding an additional three years to the current license agreement. Further, Blizzard Entertainment launched the World of Warcraft: Mists of Pandaria™ beta on March 21, 2012.

Activision Blizzard Recent and Upcoming Product Releases

Activision Publishing released the Call of Duty® Modern Warfare 3 Content Collection #1 for PS3 on April 19, 2012 and the PC on May 8, 2012.  On April 5, 2012, Activision Publishing expanded the reach of the Skylanders franchise with the debut of Skylanders Cloud Patrol™, an entirely new gaming experience for iPhone, iPad and iPod touch users. Also, on April 24, 2012, the company released PROTOTYPE 2 for the Xbox 360, PS3 and PC.

Activision Publishing also expects to release two additional games during the second quarter of 2012, the Hasbro, Inc. branded game BATTLESHIP®, which is planned to launch in mid May 2012 timed to Universal Picture’s upcoming feature film of the same name; and The Amazing Spider-Man™ video game, which is planned to launch in late June 2012 timed to Sony Picture Entertainment’s upcoming feature film of the same name. Both games will be released on the Xbox 360, PS3, Wii, and NDS.

Additionally, Blizzard Entertainment expects to release Diablo III on May 15, 2012.

Management’s Overview of Business Trends

We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products such as DVDs are also available by direct digital download over the Internet (both from websites that we own and from others owned by third parties).  In addition, we offer players downloadable content as add-ons to our products (e.g., new multi-player content packs). Such digital online-delivered content is generally offered to consumers for a one-time fee.

We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard’s proprietary online game related service, Battle.net. In November 2011, we launched Call of Duty® Elite, a digital service that provides both free and paid subscription-based content and features for the Call of Duty franchise. Digital revenues have become an increasingly important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels.

Net revenues from digital online channels represented 27% of the total consolidated net revenues for the three months ended March 31, 2012. Net revenues from digital online channels excluding the impact of the change in deferred net revenues (a non-GAAP financial measure), represented 51% of the total consolidated net revenues for the three months ended March 31, 2012. We currently define digital online channel-related sales as revenues from subscriptions and licensing royalties, value added services, downloadable content, digitally distributed products and wireless devices, which may differ from definitions used by our competitors or other companies.

Conditions in the retail channels of the video games industry have remained challenging and weakened during the first three months of 2012.  In the U.S. and Europe, video game retail sales declined 24% as compared to the same period in 2011, according to The NPD Group, Charttrack and Gfk.  The declines in the U.S. and European markets were driven by fewer releases in the three months ended March 31, 2012 as compared to the same period in 2011, as well as price declines experienced at the end of 2011.  These factors have contributed to the Company’s overall catalogue weakness in both U.S. and Europe for the three months ended March 31, 2012.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended March 31,
	2012		2011

Net revenues:
Product sales	$874	75%	$1,061	73%
Subscription, licensing, and other revenues	298	25	388	27
Total net revenues	1,172	100	1,449	100

Costs and expenses:
Cost of sales — product costs	257	22	299	21
Cost of sales — online subscriptions	59	5	63	4
Cost of sales — software royalties and amortization	31	3	61	4
Cost of sales — intellectual property licenses	7	—	29	2
Product development	124	10	142	10
Sales and marketing	79	7	60	4
General and administrative	102	9	102	7
Restructuring	—	—	19	1

Total costs and expenses	659	56	775	53

Operating income	513	44	674	47

Investment and other income (expense), net	1	—	2	—

Income before income tax expense	514	44	676	47

Income tax expense	130	11	173	12

Net income	$384	33%	$503	35%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, and amortization of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income from operations to consolidated net revenues and income before income tax expense from external customers for the three months ended March 31, 2012 and 2011 are presented below (amounts in millions):

	Three months ended March 31,
			Increase
	2012	2011	(Decrease)

Segment net revenues:
Activision	$271	$323	$(52)
Blizzard	251	357	(106)
Distribution	65	75	(10)
Operating segment net revenue total	587	755	(168)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	585	694
Consolidated net revenues	$1,172	$1,449

Segment income from operations:
Activision	$—	$48	$(48)
Blizzard	89	170	(81)
Distribution	1	—	1
Operating segment income from operations total	90	218	(128)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	447	506
Stock-based compensation expense	(21)	(23)
Restructuring	—	(19)
Amortization of intangible assets	(3)	(8)

Consolidated operating income	513	674
Investment and other income (expense), net	1	2

Consolidated income before income tax expense	$514	$676

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to the later release and lower sales from downloadable content for Call of Duty®: Modern Warfare 3 (“Content Collection #1”) than for Call of Duty®: Black Ops (“First Strike”) in the same period of 2011. Also, lower catalogue sales from Call of Duty franchise titles, and fewer releases in 2012 than in the same period of 2011 resulted in lower net revenues. These decreases in net revenues were partially offset by the continued strong performance of Skylanders Spyro’s AdventureTM (including toys and accessories associated with the Skylanders franchise), and revenues from Call of Duty® Elite memberships.

Blizzard

Blizzard’s net revenues decreased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to lower World of Warcraft subscription revenues resulting from a lower number of subscribers, and lower catalogue revenues generated from World of Warcraft: Cataclysm, which was released in December 2010.

At March 31, 2012, the worldwide subscriber base for World of Warcraft was 10.2 million, compared to a subscriber base of 10.2 million at December 31, 2011, and 11.4 million at March 31, 2011. During the quarter there was a slight increase in subscribers in Asia. In general, the average revenue per subscriber is lower in Asia than in the U.S. and Europe. Looking forward, the company’s objective is to deliver new game content for World of Warcraft in all regions to further appeal to the gaming community.

Distribution

Distribution’s net revenues decreased for the three months ended March 31, 2012 as compared to the same period in 2011, which was largely due to the weak video games retail sales environment, particularly in the United Kingdom, as well as unfavorable movements in foreign exchange rates.

Segment Income from Operations

Activision

For the three months ended March 31, 2012, Activision’s operating income decreased as compared to the same period in 2011, primarily driven by lower net revenues as previously described and higher sales and marketing costs related to the Skylanders and Call of Duty franchises.  The decrease was partially offset by lower costs of sales (consistent with lower net revenues), and lower operating expenses resulting from the restructuring activities implemented in February 2011.

Blizzard

Blizzard’s operating income decreased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of the decrease in net revenues previously described. The decrease was partially offset by lower cost of sales (consistent with lower net revenues), and lower product development expenses from capitalization of upcoming title releases.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three months ended March 31, 2012 and 2011 (amounts in millions):

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$793	$946	$(153)
Digital online channels	314	428	(114)
Total Activision and Blizzard	1,107	1,374	(267)

Distribution	65	75	(10)
Total consolidated GAAP net revenues	1,172	1,449	(277)

Change in deferred net revenues (1)
Retail channels	(569)	(706)
Digital online channels	(16)	12
Total changes in deferred net revenues	(585)	(694)

Non-GAAP net revenues by distribution channel
Retail channels	224	240	(16)
Digital online channels	298	440	(142)
Total Activision and Blizzard	522	680	(158)

Distribution	65	75	(10)
Total non-GAAP net revenues (2)	$587	$755	$(168)

(1) We have determined that some of our game’s online functionality represents an essential component of gameplay and as a result a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods, which may range from a minimum of five months to a maximum of less than a year. In the table above, we present the amount of net revenues for each period as a result of the accounting treatment.

(2) Total non-GAAP net revenues presented also represents our total operating segment net revenues.

The decrease in GAAP and non-GAAP net revenues from digital online channels for the three months ended March 31, 2012 as compared to the same period in 2011 was attributable to the decline in net revenues from subscriptions and value added services from World of Warcraft and lower net revenues from Call of Duty downloadable content.  World of Warcraft subscription revenues were down due to a lower subscriber base year-over-year.  Revenues from Call of Duty downloadable content decreased significantly, reflecting lower sales of Call of Duty®: Modern Warfare 3 Content Collection #1 in 2012 than Call of Duty®: Black Ops First Strike in 2011, partially driven by the later release of the downloadable content in 2012.  The decrease was partially offset by revenues from Call of Duty® Elite memberships.

The decrease in GAAP and non-GAAP net revenues from retail channels for the three months ended March 31, 2012 as compared to the same period in 2011 was attributable to lower catalogue sales of Call of Duty franchise titles, lower revenues generated from World of Warcraft: Cataclysm, which was released in December 2010, lower catalogue revenues from StarCraft II: Wings of Liberty, which was released in July 2010, and fewer releases in 2012 than in the same period of 2011. The decrease was partially offset by revenues from Skylanders Spyro’s Adventure (including toys and accessories associated with the Skylanders franchise).

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2012 and 2011 (amounts in millions):

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Geographic region net revenues:
North America	$601	$748	$(147)
Europe	485	594	(109)
Asia Pacific	86	107	(21)
Consolidated net revenues	$1,172	$1,449	$(277)

The decrease in deferred revenues recognized by geographic region for the three months ended March 31, 2012 and 2011 was as follows (amounts in millions):

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Decrease in deferred revenues recognized by geographic region:
North America	$331	$383	$(52)
Europe	225	271	(46)
Asia Pacific	29	40	(11)
Total impact on consolidated net revenues	$585	$694	$(109)

As previously discussed, the Company’s net revenues for the three months ended March 31, 2012 were negatively impacted by the lower Call of Duty catalogue and downloadable content sales, fewer releases and the lower World of Warcraft subscriber base year-over-year. These negative impacts were partially offset by the strong sales performance of Skylanders Spyro’s AdventureTM (including toys and accessories associated with the Skylanders franchise), and revenues from Call of Duty® Elite memberships. These factors impacted net revenues in all regions. Furthermore, net revenue declined in Europe and Asia Pacific because we published Lego Star Wars III, on behalf of Lucas Arts in Europe and certain countries in Asia Pacific, in the first three months of 2011, while no comparable title was released in the first three month of 2012.

The decrease in deferred revenues recognized was primarily attributable to the lower revenues from our Call of Duty franchise titles and digital downloadable content, and lower Blizzard catalogue sales of World of Warcraft: Cataclysm and Starcraft II: Wings of Liberty. The decrease was partially offset by the recognition of deferred revenues from the initial launch of Call of Duty®: Modern Warfare® 3.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $17 million on Activision Blizzard’s net revenues for the three months ended March 31, 2012 as compared to the same period in 2011.  The change is primarily due to the strengthening of the U.S. dollar relative to the British pound, the Euro, and the Australian dollar in 2012 compared to 2011.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended March 31, 2012 and 2011 (amounts in millions):

	Three months	% of total	Three months	% of total
	ended	consolidated	ended	consolidated	Increase
	March 31, 2012	net revenues	March 31, 2011	net revenues	(Decrease)

Platform net revenues:
Online subscriptions[1]	$256	22%	$395	27%	$(139)
PC and other	137	11	124	9	13

Console
Sony PlayStation 3	300	26	342	24	(42)
Sony PlayStation 2	2	—	4	—	(2)
Microsoft Xbox 360	335	29	396	27	(61)
Nintendo Wii	51	4	82	6	(31)
Total console	688	59	824	57	(136)
Handheld	26	2	31	2	(5)
Total platform net revenues	1,107	94	1,374	95	(267)
Distribution	65	6	75	5	(10)
Total consolidated net revenues	$1,172	100%	$1,449	100%	$(277)

The increase / (decrease) in deferred revenues recognized by platform for the three months ended March 31, 2012 and 2011 was as follows (amounts in millions):

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:

Online subscriptions[1]	$6	$56	$(50)
PC and other	23	87	(64)

Console
Sony PlayStation 3	263	244	19
Microsoft Xbox 360	277	259	18
Nintendo Wii	14	46	(32)
Total console	554	549	5
Total handheld	2	2	—
Total impact on consolidated net revenues	$585	$694	$(109)

1 Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Call of Duty® Elite memberships.

Net revenues from online subscriptions decreased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of lower subscription revenues due to a lower subscriber base year-over-year, and also as a result of lower Blizzard catalogue sales from World of Warcraft: Cataclysm, which was released in December 2010.  The decrease was partially offset from revenues from Call of Duty® Elite memberships.  Net revenues from PC and other increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of the strong performance of Skylanders Spyro’s AdventureTM (including toys and accessories associated with the Skylanders franchise). The increase was partially offset by the lower catalogue revenues from StarCraft II: Wings of Liberty, which was released in July 2010. Net revenues from PS3 and Xbox 360 decreased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to lower revenues from Call of Duty downloadable content and lower Call of Duty catalogue sales.  Net revenues from Nintendo Wii decreased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to overall weaker catalogue sales and fewer releases.

The decrease in deferred revenues recognized for online subscriptions was primarily related to the recognition of deferred revenues in 2011 from World of Warcraft: Cataclysm, which was released in December 2010, and the impact of this decrease was partially offset by revenues from Call of Duty® Elite memberships in 2012.  The decrease in deferred revenues recognized for PC and other was primarily related to the recognition of deferred revenues related to StarCraft II: Wings of Liberty in 2011, which launched in July 2010.  The increase in deferred revenues recognized for PS3 and Xbox 360 primarily related to the strong initial launch performance of Call of Duty®: Modern Warfare® 3.  The decrease in deferred revenues recognized for the Nintendo Wii primarily relates to overall weaker catalogue sales and fewer releases.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2012 and 2011 (amounts in millions):

		% of		% of
	Three months ended	consolidated	Three months ended	consolidated	Increase
	March 31, 2012	net revenues	March 31, 2011	net revenues	(Decrease)

Product costs	$257	22%	$299	21%	$(42)
Online subscriptions	59	5	63	4	(4)
Software royalties and amortization	31	3	61	4	(30)
Intellectual property licenses	7	—	29	2	(22)

Total cost of sales decreased for the three months ended March 31, 2012 as compared to the same period in 2011 consistent with the lower net revenues.  This was partially offset by the increased cost of sales resulting from a slight increase in the mix of revenues from retail channels than digital channels in the first quarter ended March 31, 2012 as compared to the same period in 2011.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2012	net revenues	March 31, 2011	net revenues	(Decrease)

Three Months Ended	$124	10%	$142	10%	$(18)

Product development costs decreased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to the costs reduction from the restructuring activities implemented in February 2011, as well as the increased amount of capitalization for future titles as they reached technological feasibility.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2012	net revenues	March 31, 2011	net revenues	(Decrease)

Three Months Ended	$79	7%	$60	4%	$19

Sales and marketing expenses increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to increased investments in marketing activities, primarily related to our Call of Duty and Skylanders franchises.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2012	net revenues	March 31, 2011	net revenues	(Decrease)

Three Months Ended	$102	9%	$102	7%	$—

There was no significant change in the components that make up the amount of general and administrative expenses for the three months ended March 31, 2012 as compared to the same period in 2011.

Restructuring (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2012	net revenues	March 31, 2011	net revenues	(Decrease)

Three Months Ended	$—	—%	$19	1%	$(19)

On February 3, 2011, the Company’s Board of Directors authorized a restructuring plan involving a focus on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead. The costs related to these activities included severance costs, facility exit costs, and exit costs from the cancellation of projects. Total charges related to the 2011 restructuring were $25 million, which is reflected in a separate caption “Restructuring expenses” on our consolidated statement of operations for the year ended December 31, 2011.  All costs associated with the 2011 restructuring were incurred in 2011.

Investment and other income (expense), net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2012	net revenues	March 31, 2011	net revenues	(Decrease)

Three Months Ended	$1	—%	$2	—%	$(1)

Investment and other income (expense), net decreased for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a reduction of yield earned as compared to the same period in 2011.

Income Tax Expense (amounts in millions)

		% of		% of
		Pretax		Pretax	Increase
	March 31, 2012	income	March 31, 2011	income	(Decrease)

Three Months Ended	$130	25.3%	$173	25.6%	$(43)

The income tax expense of $130 million for the three months ended March 31, 2012 reflected an effective tax rate of 25.3%, which was consistent with the effective tax rate of 25.6% for the three months ended March 31, 2011. The effective tax rate of 25.3% for the three months ended March 31, 2012 differed from the statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of California research and development credits and federal domestic production deductions. As the federal research credit expired on December 31, 2011 and, as of March 31, 2012, an extension of the tax credit had not been signed into law, we have excluded the benefit from this tax credit in our income tax calculation for the three months ended March 31, 2012.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2012 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2012 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at lower statutory rates and/or higher than anticipated in the United States where taxes are levied at higher statutory rates.

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

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At March 31, 2012	At December 31, 2011	(Decrease)
Cash and cash equivalents	$3,049	$3,165	$(116)
Short-term investments	427	360	67
	$3,476	$3,525	$(49)

Percentage of total assets	28%	27%

	Three months ended March 31,		Increase
	2012	2011	(Decrease)

Cash flows provided by operating activities	$153	$134	$19
Cash flows used in investing activities	(77)	(14)	(63)
Cash flows used in financing activities	(246)	(337)	91
Effect of foreign exchange rate changes	54	63	(9)
Net decrease in cash and cash equivalents	$(116)	$(154)	$38

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscriber services, and investment in software development and intellectual property licenses. Cash flows provided by operating activities slightly increased for the three months ended March 31, 2012 as compared to the same period in 2011.  The increase was primarily attributable to lower payment of taxes and operating expenses previously accrued than the amounts in the same period in 2011, which were partially offset by the decrease in overall net income for the period.

Cash Flows Used in Investing Activities

The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments. Cash flows related to investing activities during the three months ended March 31, 2012 mainly reflected the purchase of $187 million of short-term investments, capital expenditures of $9 million, primarily for property and equipment, and the receipt of $115 million in proceeds from the maturities of investments, the majority of which consisted of U.S. treasury and government sponsored agency debt securities. Cash flows used in investing activities were higher, when comparing the three months ended March 31, 2012 to the same period in 2011, primarily due to increased purchases of short-term investments and decreased proceeds from the maturities of our investments.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, payment of dividends and the repurchase of our common stock.  We have not utilized debt financing as a source of cash flows. Cash flows used in financing activities during the three months ended March 31, 2012 primarily reflected the repurchase of 22 million shares of our common stock for $261 million. The repurchases were partially offset by $13 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used in financing activities were lower for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to the decrease in share repurchase activities.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $3.5 billion of cash and cash equivalents and short-term investments at March 31, 2012. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($2.8 billion at March 31, 2012) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program and dividends.

As of March 31, 2012, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.9 billion, compared with $1.6 billion as of December 31, 2011. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital Expenditures

For the year ending December 31, 2012, we anticipate total capital expenditures of approximately $100 million, primarily for property and equipment. Through the first three months of 2012, we made aggregate capital expenditures of $9 million.

Off-balance Sheet Arrangements

At March 31, 2012 and December 31, 2011, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

During the three months ended March 31, 2012, there were no significant changes to the following critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

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

•                  Fair Value Estimates

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

Recently Issued Accounting Pronouncements

Fair value measurements and disclosures

Effective January 1, 2012, we adopted an update to the accounting rules for fair value measurement.  The new accounting principal establishes a consistent definition of fair value in an effort to ensure that the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”) are comparable. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use was already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

Statement of comprehensive income

Effective January 1, 2012, we adopted the FASB issued authoritative guidance on the presentation of comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

Goodwill impairment

Effective January 1, 2012, the Company adopted an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. The adoption of this update guidance does not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, and Swedish krona. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less. Vivendi is our principal counterparty and the risks of counterparty non-performance associated with these contracts are not considered to be material. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in investment and other income (expense), net and general and administrative expense in the condensed consolidated statements of operations.

The gross notional amount of outstanding foreign exchange swaps was $74 million and $85 million at March 31, 2012 and December 31, 2011, respectively. A pre-tax net unrealized loss of less than a million for each of  the three months ended March 31, 2012 and 2011, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. In the absence of the hedging activities described above, as of March 31, 2012, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $24 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in securities issued by governments with highly rated sovereign debt. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At March 31, 2012, our $3.05 billion of cash and cash equivalents were comprised primarily of money market funds. At March 31, 2012, our $427 million of short-term investments included $415 million of U.S. treasury and government sponsored agency debt securities and $12 million of restricted cash. We had $17 million in auction rate securities at fair value classified as long-term investments at March 31, 2012. The Company has determined that, based on the composition of our investment portfolio as of March 31, 2012, there was no material interest rate risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2012, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to  management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

The Company is subject to various legal proceedings and claims. FASB Accounting Standards Codification (ASC) Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims.    The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.   When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not appropriate, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company.    The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside the Company’s control.  There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, the Company, in consultation with outside counsel, examines the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow.   As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

After concluding an internal human resources inquiry into breaches of contract and insubordination by two senior employees at Infinity Ward, the Company terminated its employment of Jason West and Vince Zampella on March 1, 2010. On March 3, 2010, West and Zampella filed a complaint against the Company in Los Angeles Superior Court for breach of contract and wrongful termination, among other claims. In their complaint, West and Zampella alleged damages, including punitive damages, in excess of $36 million, an amount they have since significantly increased during discovery to over $1 billion, as well as declaratory relief. On April 9, 2010, the Company filed a cross complaint against West and Zampella, asserting claims for breach of contract and fiduciary duty, among other claims. The Company is seeking damages and declaratory relief.

In addition, 38 current and former employees of Infinity Ward filed a complaint against the Company in Los Angeles Superior Court on April 27, 2010 (Alderman et al. v. Activision Publishing, Inc. et al). An amended complaint was filed on July 8, 2010, which added seven additional plaintiffs. On October 5, 2010, five plaintiffs, all current employees of Infinity Ward, filed dismissals without prejudice. There are currently 40 plaintiffs in the case. The plaintiffs have asserted claims for breach of contract, violation of the Labor Code of the State of California, conversion and other claims. In their complaint, the plaintiffs claimed that the Company failed to pay bonuses and other compensation allegedly owed to them in an amount at least between $75 million to $125 million, plus punitive damages, an amount they have since increased in discovery to approximately $350 million, plus punitive damages. On October 12, 2010, the court consolidated this matter with the West and Zampella matter.

On January 18, 2011, the court granted the Company’s motion to amend its cross complaint against West and Zampella to add allegations with respect to them and to add Electronic Arts, Inc. as a party. On January 31, 2011, the case was transferred to the complex division.

On March 5, 2012, the court ruled on a number of dispositive motions presented by the parties.  Among them, the court granted the Company’s motion to dismiss the Alderman plaintiffs’ cause of action for conversion.  The court denied, however, the Company’s motion to dismiss West’s and Zampella’s claim for promissory fraud and the Company’s motion to dismiss the Alderman plaintiffs’ claims for damages resulting from bonuses allegedly owed after the dates of their resignations from the Company.

Some of the parties have filed, and are likely to file, additional pre-trial motions and discovery is almost complete. The court has set a trial date of May 29, 2012.

The Company has accrued and will continue to accrue appropriate amounts related to bonuses and other monies allegedly owed in connection with this matter. Due to the inherent uncertainties of litigation, particularly with respect to matters tried before juries, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual. In light of the plaintiff’s claims, which exceed $1 billion, although the Company does not believe such a result would be justified, there is a range of reasonably possible outcomes that could have a material impact on the Company’s business, financial condition, results of operation or liquidity in an interim period as well as in the full reporting year in which the lawsuit is ultimately resolved or in which an increase in the accrual occurs.

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

Item 1A.   Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s 2011 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended March 31, 2012, the total number of shares purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at March 31, 2012.

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as part	of shares that may
	of shares	price paid	of publicly announced	yet be purchased under
Period	purchased (1) (2)	per share ($)	plans or programs (1)	the plans or programs ($)
January 1, 2012—January 31, 2012	8,039,921	$12.17	8,039,921	$732,050,321
February 1, 2012—February 29, 2012	5,459,038	12.19	5,418,776	665,972,095
March 1, 2012—March 31, 2012	8,107,676	11.92	8,107,676	569,327,174
Total	21,606,635	12.08	21,566,373

(1)                                  These purchases were made pursuant to the stock repurchase program (the “2011 Stock Repurchase Program”) approved by our Board of Directors on February 3, 2011 and announced on February 9, 2011 pursuant to which we were authorized to repurchase up to $1.5 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, until March 31, 2012.

(2)                                  In addition to purchases under the 2011 Stock Repurchase Program, included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of an aggregate of 40,262 shares of our common stock, with an average value of $12.40 per share as of the date of delivery, to satisfy tax withholding obligations in connection with the vesting of restricted stock awards to our employees.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 2012

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 15, 2008).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed August 15, 2008).

3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10.1*	Notice of Stock Option Award, dated as of March 7, 2011, to Brian Hodous.

10.2*	Notice of Performance-Vesting Share Unit Award, dated as of March 7, 2011, to Brian Hodous.

10.3*	Notice of Restricted Share Unit Award, dated as of March 7, 2011, to Brian Hodous.
10.4*	Notice of Assignment of Hodous Employment Agreement to Activision Blizzard, Inc. dated December 22, 2011

10.5*	Employment Agreement, dated February 9, 2012, between Dennis Durkin and the Company.

10.6*	Notice of Stock Option Award, dated as of March 6, 2012, to Dennis Durkin.

10.7*	Notice of Performance-Vesting Share Unit Award, dated as of March 6, 2012, to Dennis Durkin.

10.8*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin.

10.9*	Letter Agreement, dated as of March 12, 2012, between the Company and Thomas Tippl (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K, filed March 16, 2012).

10.10*	Letter Agreement, dated as of March 14, 2012, between the Company and Brian G. Kelly

10.11*	Employment Agreement, dated March 15, 2012, between Robert A. Kotick and the Company.

10.12*	Notice of Restricted Share Unit Award for grants under the Activision Blizzard, Inc. 2008 Incentive Plan.

10.13*	Notice of Performance Share Award for grants under the Activision Blizzard, Inc. 2008 Incentive Plan.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.