Form 10-Q
period 2012-06-30
Activision Blizzard, Inc.
filed 2012-08-02
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding at July 23, 2012 was 1,111,086,287.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment and market conditions within the video game industry, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among competing hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, rapid changes in technology and industry standards, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, and the other  factors  identified in “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30,	At December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,786	$3,165
Short-term investments	406	360
Accounts receivable, net of allowances of $261 million and $300 million at June 30, 2012 and December 31, 2011, respectively	227	649
Inventories, net	128	144
Software development	141	137
Intellectual property licenses	8	22
Deferred income taxes, net	484	507
Other current assets	152	396
Total current assets	4,332	5,380

Long-term investments	17	16
Software development	123	62
Intellectual property licenses	12	12
Property and equipment, net	149	163
Other assets	12	12
Intangible assets, net	83	88
Trademark and trade names	433	433
Goodwill	7,108	7,111
Total assets	$12,269	$13,277

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$163	$390
Deferred revenues	905	1,472
Accrued expenses and other liabilities	416	694
Total current liabilities	1,484	2,556
Deferred income taxes, net	61	55
Other liabilities	160	174
Total liabilities	1,705	2,785

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,110,870,141 and 1,133,391,371 shares issued at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	9,375	9,616
Retained earnings	1,313	948
Accumulated other comprehensive income (loss)	(124)	(72)
Total shareholders’ equity	10,564	10,492
Total liabilities and shareholders’ equity	$12,269	$13,277

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenues
Product sales	$798	$768	$1,672	$1,829
Subscription, licensing, and other revenues	277	378	575	766
Total net revenues	1,075	1,146	2,247	2,595

Costs and expenses
Cost of sales – product costs	229	213	486	512
Cost of sales – online subscriptions	64	59	123	122
Cost of sales – software royalties and amortization	57	47	88	109
Cost of sales – intellectual property licenses	20	24	27	53
Product development	152	116	276	258
Sales and marketing	136	90	216	150
General and administrative	190	127	291	228
Restructuring	—	3	—	22
Total costs and expenses	848	679	1,507	1,454

Operating income	227	467	740	1,141

Investment and other income (expense), net	2	2	3	5

Income before income tax expense	229	469	743	1,146

Income tax expense	44	134	174	308

Net income	$185	$335	$569	$838

Earnings per common share
Basic	$0.16	$0.29	$0.50	$0.71
Diluted	$0.16	$0.29	$0.50	$0.71

Weighted-average shares outstanding
Basic	1,109	1,141	1,115	1,157
Diluted	1,115	1,150	1,121	1,166

Dividends per common share	$—	$—	$0.18	$0.165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$185	$335	$569	$838

Other comprehensive income:
Foreign currency translation adjustment	(91)	1	(53)	40
Unrealized gains on investments, net of deferred income taxes of $0 million and $1 million for the three and six months ended ended June 30, 2012 and 2011	—	2	1	2
Other comprehensive income	$(91)	$3	$(52)	$42

Comprehensive income	$94	$338	$517	$880

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$569	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	29	119
Depreciation and amortization	45	52
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	102	124
Stock-based compensation expense (2)	49	43
Excess tax benefits from stock option exercises	(3)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	421	518
Inventories, net	15	21
Software development and intellectual property licenses	(146)	(116)
Other assets	246	209
Deferred revenues	(564)	(1,164)
Accounts payable	(228)	(216)
Accrued expenses and other liabilities	(290)	(368)
Net cash provided by operating activities	245	56

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	253	374
Payment of contingent consideration	—	(3)
Purchases of available-for-sale investments	(302)	(300)
Capital expenditures	(26)	(18)
Decrease in restricted cash	1	10
Net cash (used in) provided by investing activities	(74)	63

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	20	26
Repurchase of common stock	(315)	(501)
Dividends paid	(204)	(192)
Excess tax benefits from stock option exercises	3	4
Net cash used in financing activities	(496)	(663)

Effect of foreign exchange rate changes on cash and cash equivalents	(54)	66

Net decrease in cash and cash equivalents	(379)	(478)

Cash and cash equivalents at beginning of period	3,165	2,812

Cash and cash equivalents at end of period	$2,786	$2,334

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(Unaudited)

(Amounts in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at December 31, 2011	1,133	$—	$9,616	—	$—	$948	$(72)	$10,492

Net income	—	—	—	—	—	569	—	569
Other comprehensive income	—	—	—	—	—	—	(52)	(52)
Issuance of common stock pursuant to employee stock options and restricted stock rights	4	—	20	—	—	—	—	20
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	54	—	—	—	—	54
Dividends ($0.18 per common share) (See Note 10)	—	—	—	—	—	(204)	—	(204)
Shares repurchased (See Note 10)	—	—	—	(26)	(315)	—	—	(315)
Retirement of treasury shares	(26)	—	(315)	26	315	—	—	—

Balance at June 30, 2012	1,111	$—	$9,375	—	$—	$1,313	$(124)	$10,564

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

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi S.A. (“Vivendi”) owned approximately 62% of Activision Blizzard’s outstanding common stock at June 30, 2012.

Currently, we operate under three operating segments:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen handheld game systems; the PC; Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft® II.

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

Results of Adjustment

We identified through our internal processes that, in previous years, we erroneously over-recognized revenue for a country in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years’ financial statements as well as the projected full-year 2012 financial statements. As such, during the three months ended June 30, 2012, we recorded an adjustment to reduce net revenues and operating income by $11 million in our consolidated statements of operations, and similarly reduced net revenues and income from operations before income tax expenses in our Blizzard segment, Europe region, and online subscriptions as presented in footnote 7 of the notes to the condensed consolidated financial statements by $11 million.  There was no impact to operating cash flows. The adjustment increased the deferred revenues on our consolidated balance sheet and represents a correction of an error. The $11 million adjustment related to prior periods as follows: (i) approximately $1 million for the quarter ended March 31, 2012; (ii) approximately $1 million for each quarter of 2011 (totaling approximately $4 million for the year ended December 31, 2011); (iii) $2 million for the year ended December 31, 2010; and (iv) approximately $4 million for periods prior to the year ended December 31, 2010. Net income decreased by approximately $9 million, or less than $0.01 earnings per basic and diluted share, as a result of recording this adjustment.

2.     Inventories, net

Our inventories, net consist of the following (amounts in millions):

	At June 30, 2012	At December 31, 2011
Finished goods	$92	$116
Purchased parts and components	36	28

Inventories, net	$128	$144

3.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2012
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(83)	$5
Internally-developed franchises	11 - 12 years	309	(231)	78
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$830	$(314)	$516

	At December 31, 2011
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(82)	$6
Game engines	2 - 5 years	32	(32)	—
Internally-developed franchises	11 - 12 years	309	(227)	82
Distribution agreements	4 years	18	(18)	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(359)	$521

Amortization expense of intangible assets was $2 million and $5 million for the three and six months ended June 30, 2012, respectively.  Amortization expense of intangible assets was $7 million and $16 million for the three and six months ended June 30, 2011, respectively.

At June 30, 2012, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2012 (remaining six months)	$29
2013	28
2014	14
2015	7
2016	3
Thereafter	2

Total	$83

4.     Income taxes

The income tax expense of $44 million for the three months ended June 30, 2012 reflected an effective tax rate of 19.2%, which differed from the effective tax rate of 28.6% for the three months ended June 30, 2011 primarily due to an increase in the amount of earnings in foreign jurisdictions with a lower statutory rate (relative to domestic earnings with a higher statutory rate). The effective tax rate of 19.2% for the three months ended June 30, 2012 differed from the statutory rate of 35.0% primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of California research and development credits and federal domestic production deductions. The federal research credit expired on December 31, 2011 and, as of June 30, 2012, an extension of the credit had not been signed into law and, as such, we have excluded the benefit from this tax credit in our income tax calculation for the three months ended June 30, 2012.

For the six months ended June 30, 2012, the tax rate was based on our projected annual effective tax rate for 2012, and also included certain discrete tax items recorded during the period.  Our tax expense of $174 million for the six months ended June 30, 2012 reflected an effective tax rate of 23.4%, which differed from the effective tax rate of 26.9% for the six months ended June 30, 2011 primarily due to an increase in the amount of earnings in foreign jurisdictions with a lower statutory rate (relative to domestic earnings with a higher statutory rate).

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2012 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2012 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates.

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

5.     Software development and intellectual property licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	June 30,	December 31,
	2012	2011
Internally developed software costs	$138	$115
Payments made to third-party software developers	126	84
Total software development costs	$264	$199

Intellectual property licenses	$20	$34

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of capitalized software development costs and intellectual property licenses	$68	$57	$99	$130
Write-offs and impairments	6	—	8	—

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

For the six-month period ended June 30, 2012, there were no impairment charges related to assets that are measured on a non-recurring basis.

The tables below segregate all financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities that are not subject to recurring fair value measurement into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value on June 30, 2012 and December 31, 2011 (amounts in millions):

		Fair Value Measurements at
		June 30, 2012 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Balance Sheet
	2012	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$2,607	$2,607	$—	$—	Cash and cash equivalents
U.S. treasuries and government agency securities	391	391	—	—	Short-term investments
Auction rate securities (“ARS”)	17	—	—	17	Long-term investments
Foreign exchange contract derivatives	(1)	—	(1)	—	Other current liabilities
Total recurring fair value measurements	$3,014	$2,998	$(1)	$17

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

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at June 30, 2012 and 2011, respectively:

	Level 3
		Total
		financial
		assets at
		fair
	ARS (a)	value
Balance at January 1, 2012	$16	$16
Total unrealized gains included in other comprehensive income	1	1
Balance at June 30, 2012	$17	$17

	Level 3
		Total
		financial
		assets at
		fair
	ARS (a)	value
Balance at January 1, 2011	$23	$23
Total unrealized gains included in other comprehensive income	2	2
Balance at June 30, 2011	$25	$25

(a)Fair value measurements of the ARS have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities.

Assets measured at fair value using significant unobservable inputs (Level 3) represent less than 1% of our financial assets measured at fair value on a recurring basis at June 30, 2012.

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, and amortization of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Please see footnote 1 of the notes to the condensed consolidated financial statements for the description of an adjustment recorded in the second quarter that impacted net revenues and income from operations before income tax expenses in our Blizzard segment, Europe region, and online subscriptions as presented in tables within this footnote.  Information on the operating segments and reconciliations of total segment net revenues and total segment income from operations to consolidated net revenues and income before income tax expense from external customers for the three and six months ended June 30, 2012 and 2011 are presented below (amounts in millions):

	Three months ended June 30,
	2012	2011	2012	2011
			Income from operations
	Net revenues		before income tax expense
Activision	$373	$323	$(71)	$31
Blizzard	634	313	371	135
Distribution	47	63	—	(1)
Operating segments total	1,054	699	300	165

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	21	447	(40)	332
Stock-based compensation expense	—	—	(31)	(20)
Restructuring	—	—	—	(3)
Amortization of intangible assets	—	—	(2)	(7)
Consolidated net revenues / operating income	$1,075	$1,146	227	467
Investment and other income (expense), net			2	2
Consolidated income before income tax expense			$229	$469

	Six months ended June 30,
	2012	2011	2012	2011
			Income from operations
	Net revenues		before income tax expense
Activision	$645	$646	$(70)	$78
Blizzard	884	671	460	306
Distribution	112	137	—	—
Operating segments total	1,641	1,454	390	384

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	606	1,141	407	838
Stock-based compensation expense	—	—	(52)	(43)
Restructuring	—	—	—	(22)
Amortization of intangible assets	—	—	(5)	(16)
Consolidated net revenues / operating income	$2,247	$2,595	$740	$1,141
Investment and other income (expense), net			3	5
Consolidated income before income tax expense			$743	$1,146

Geographic information for the three and six months ended June 30, 2012 and 2011 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues by geographic region:
North America	$562	$580	$1,163	$1,328
Europe	403	467	888	1,061
Asia Pacific	110	99	196	206
Total consolidated net revenues	$1,075	$1,146	$2,247	$2,595

Net revenues by platform were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues by platform:
Online subscriptions*	$220	$359	$475	$754
Console	514	611	1,203	1,436
Hand-held	18	33	44	63
PC and Other	276	80	413	205
Total platform net revenues	1,028	1,083	2,135	2,458
Distribution	47	63	112	137
Total consolidated net revenues	$1,075	$1,146	$2,247	$2,595

*Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Call of Duty® Elite memberships.

Long-lived assets by geographic region at June 30, 2012 and December 31, 2011 were as follows (amounts in millions):

	At June 30, 2012	At December 31, 2011
Long-lived assets* by geographic region:
North America	$96	$105
Europe	42	46
Asia Pacific	11	12
Total long-lived assets by geographic region	$149	$163

*The only long-lived assets that we classify by region are our long term tangible fixed assets, which only includes property, plant and equipment assets; all other long term assets are not allocated by location.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three or six months ended June 30, 2012 and 2011.

8.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2012 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2011	$6,933	$178	$7,111
Tax benefit credited to goodwill	(3)	—	(3)

Balance at June 30, 2012	$6,930	$178	$7,108

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

9.     Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Numerator:
Consolidated net income	$185	$335	$569	$838
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(4)	(3)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(4)	(5)	(7)	(9)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	181	330	558	826

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,109	1,141	1,115	1,157

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	6	9	6	9
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,115	1,150	1,121	1,166

Basic earnings per common share	$0.16	$0.29	$0.50	$0.71

Diluted earnings per common share	$0.16	$0.29	$0.50	$0.71

Our unvested restricted stock rights, which consist of restricted stock units, restricted stock awards, and performance shares, are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and six months ended June 30, 2012, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 24 million and 22 million shares of common stock.  For both the three and six months ended June 30, 2011, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 17 million shares of common stock.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 20 million shares of common stock were not included in the calculation of diluted earnings per common share for both the three and six months ended June 30, 2012 and options to acquire 31 million shares of common stock were not included in the calculation of diluted earnings per common share for both the three and six months ended June 30, 2011, as the effect of their inclusion in each case would be anti-dilutive.

10. Capital transactions

Repurchase Program

On February 2, 2012, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.  For the six months ended June 30, 2012, we repurchased 4 million shares of our common stock for an aggregate purchase price of $54 million pursuant to that stock repurchase program.

On February 3, 2011, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until March 31, 2012.  For the six months ended June 30, 2012, we repurchased 22 million shares of our common stock for an aggregate purchase price of $261 million pursuant to that stock repurchase program.

For the six months ended June 30, 2011, we repurchased 45 million shares of our common stock for an aggregate purchase price of $501 million pursuant to stock repurchase plans authorized in 2010 and 2011.

Dividend

On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share to be paid on May 16, 2012 to shareholders of record at the close of business on March 21, 2012 and on May 16, 2012, we made a cash dividend payment of $201 million to such shareholders.  On June 1, 2012, the Company made dividend equivalent payments of $3 million related to this cash dividend to the holders of restricted stock units.

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

11.  Commitments and contingencies

At June 30, 2012, we did not have any significant changes to our commitments since December 31, 2011.  See Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding our commitments.

Legal Proceedings

The Company is subject to various legal proceedings and claims. FASB Accounting Standards Codification (ASC) Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims.    The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.   When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company.    The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside the Company’s control.  There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, the Company, in consultation with outside counsel, examines the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow.   As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

The Company recognized expense associated with legal-related matters (i.e., accruals, settlements and fees) totaling $74 million and $34 million during the three months ended June 30, 2012 and 2011, respectively.

In prior periods, the Company reported on litigation involving former employees at Infinity Ward, as well as Electronic Arts, Inc.  During the period ended June 30, 2012, as previously disclosed, all parties to these litigation matters reached a settlement of the disputes.

We are party to routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over intellectual property rights, contractual claims, employment laws, regulations and relationships, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

12.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps were $322 million and $85 million at June 30, 2012 and December 31, 2011, respectively. A pre-tax net unrealized loss of $1 million and a gain of less than a million for the three months ended June 30, 2012 and 2011, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.  A pre-tax net unrealized loss of $1 million and a loss of less than a million for the six months ended June 30, 2012 and 2011, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“NDS”) handheld game systems; the PC; Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft and StarCraft® II.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For both the three months ended June 30, 2012 and June 30, 2011, Activision Blizzard’s net revenues were $1.1 billion. For the three months ended June 30, 2012, Activision Blizzard’s earnings per diluted share were $0.16, as compared to earnings per diluted share of $0.29 for the same period in 2011.

For the six months ended June 30, 2012, Activision Blizzard had net revenues of $2.2 billion, as compared to net revenues of $2.6 billion for the same period in 2011, and earnings per diluted share of $0.50, as compared to earnings per diluted share of $0.71 for the same period in 2011.

According to The NPD Group, with respect to North American data, Chart-Track and GfK with respect to European data, and our internal estimates:

For the three months ended June 30, 2012,

•                  Activision Blizzard was the #1 publisher overall in North America and Europe; and

•                  Activision Publishing’s Skylanders Spyro’s Adventure™, including accessory packs and figures, was the #1 best-selling console and handheld game overall in dollars in North America and Europe.

For the six months ended June 30, 2012,

•                  Blizzard Entertainment’s Diablo® III, which was released on May 15, 2012, set a new launch record for Blizzard, selling 10 million units through June 30, 2012, and was the #1 best-selling PC game in North America and Europe for the first six months of 2012.

•                  Activision Blizzard had the top three best-selling games in North America and Europe: Skylanders Spyro’s Adventure, Diablo III and Call of Duty®: Modern Warfare® 3.

During the six months ended June 30, 2012, Activision Publishing released Call of Duty: Modern Warfare 3 Content Collection #1 and Call of Duty: Modern Warfare 3 Content Collection #2.  In addition, Activision Publishing released Skylanders Cloud Patrol™, Prototype® 2, Battleship®, The Amazing Spider-Man™ and Men In Black: Alien Crisis™.  Activision Publishing also released Ice Age™ Continental Drift Arctic Games in Europe and Asia Pacific.

Recent and Upcoming Product Releases

On July 10, 2012, Activision Publishing released Ice Age Continental Drift Arctic Games for Xbox 360, PS3, Wii, and NDS in North America.

During the third quarter of 2012, Activision Publishing expects to release the Call of Duty: Modern Warfare 3 Content Collection #3 content pack for Xbox 360 and PS3 and the Call of Duty: Modern Warfare 3 Content Collection #4 content pack for Xbox 360.  In addition, Activision Publishing expects to release Transformers™: Fall of Cyberton™, for Xbox 360, PS3, and PC, Wipeout 3 for Xbox 360, Wii, and NDS, and Angry Birds Trilogy for Xbox 360, PS3, and NDS.

Blizzard Entertainment expects to release World of Warcraft®: Mists of Pandaria™ on September 25, 2012.

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

We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard’s proprietary online-game related service, Battle.net, and for Call of Duty® Elite, a digital service that provides both free and paid subscription-based content and features for the Call of Duty franchise. Digital revenues remain an important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels.  The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.

Conditions in the retail channels of the video games industry have remained challenging for the first six months of 2012. In the U.S. and Europe, retail sales within the industry experienced a combined overall decrease of approximately 25% for the first six months of 2012, as compared to the same period in 2011, according to The NPD Group, Chart-Track and GfK. The declines in the U.S. and European retail channels were impacted by fewer releases in the six months ended June 30, 2012 as compared to the same period in 2011, as well as price declines over the prior year.  In addition, the decline in sales to the retail channel continues to be more pronounced for casual titles on the Nintendo Wii and handheld platforms (down over 38% year-to-date), than titles on high-definition platforms (i.e., Xbox 360, and PS3).

However, the top five titles (including accessory packs and figures) grew 15% for the six months ended June 30, 2012, compared to the same period in 2011.  This has resulted in the further concentration of revenues in the top titles, particularly for high-definition platforms, which experienced year over year growth, while non-premier titles experienced declines.  The Company’s results have been less impacted by the general declining trends in retail compared to our competitors because of our focus on premier top titles and a more focused slate of titles.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011

Net revenues:
Product sales	$798	74%	$768	67%	$1,672	74%	$1,829	70%
Subscription, licensing, and other revenues	277	26	378	33	575	26	766	30
Total net revenues	1,075	100	1,146	100	2,247	100	2,595	100

Costs and expenses:
Cost of sales — product costs	229	21	213	19	486	22	512	19
Cost of sales — online subscriptions	64	6	59	5	123	5	122	5
Cost of sales — software royalties and amortization	57	5	47	4	88	4	109	4
Cost of sales — intellectual property licenses	20	2	24	2	27	1	53	2
Product development	152	14	116	10	276	12	258	10
Sales and marketing	136	13	90	8	216	10	150	6
General and administrative	190	18	127	11	291	13	228	9
Restructuring	—	—	3	—	—	—	22	1

Total costs and expenses	848	79	679	59	1,507	67	1,454	56

Operating income	227	21	467	41	740	33	1,141	44

Investment and other income (expense), net	2	—	2	—	3	—	5	—

Income before income tax expense	229	21	469	41	743	33	1,146	44

Income tax expense	44	4	134	12	174	8	308	12

Net income	$185	17%	$335	29%	$569	25%	$838	32%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, and amortization of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income from operations to consolidated net revenues and income before income tax expense from external customers for the three and six months ended June 30, 2012 and 2011 are presented below (amounts in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Segment net revenues:
Activision	$373	$323	$50	$645	$646	$(1)
Blizzard	634	313	321	884	671	213
Distribution	47	63	(16)	112	137	(25)
Operating segment net revenue total	1,054	699	355	1,641	1,454	187

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	21	447		606	1,141
Consolidated net revenues	$1,075	$1,146		$2,247	$2,595

Segment income from operations:
Activision	$(71)	$31	$(102)	$(70)	$78	$(148)
Blizzard	371	135	236	460	306	154
Distribution	—	(1)	1	—	—	—
Operating segment income from operations total	300	165	135	390	384	6

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	(40)	332		407	838
Stock-based compensation expense	(31)	(20)		(52)	(43)
Restructuring	—	(3)		—	(22)
Amortization of intangible assets	(2)	(7)		(5)	(16)

Consolidated operating income	227	467		740	1,141
Investment and other income (expense), net	2	2		3	5
Consolidated income before income tax expense	$229	$469		$743	$1,146

Segment Net Revenues

Activision

Activision’s net revenues increased for the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to continued strong performance from Skylanders Spyro’s Adventure (including toys and accessories associated with the Skylanders franchise), revenues from memberships for Call of Duty Elite, which was launched in the fourth quarter of 2011, and revenues from the larger second quarter 2012 release slate, including Prototype 2, Battleship and The Amazing Spider-Man. These increases in net revenues were partially offset by lower sales of Call of Duty downloadable content packs in 2012 than in 2011, and lower catalogue sales from Call of Duty franchise titles.

Activision’s net revenues for the six months ended June 30, 2012 were roughly equal to the revenues for the same period in 2011, as increased revenues from Skylanders Spyro’s Adventure principally offset the decrease in revenues related to the Call of Duty franchise.

Blizzard

Blizzard’s net revenues increased significantly for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to the successful launch of Diablo III.  The increase in revenues from Diablo III was partially offset by lower World of Warcraft subscription revenues due to a lower number of subscribers and relatively fewer value-added service releases in 2012.

At June 30, 2012, the worldwide subscriber base for World of Warcraft was 9.1 million, compared to a subscriber base of 10.2 million at March 31, 2012, and 11.1 million at June 30, 2011, with a greater loss of subscribers in the East than in the West for both the 3-month and 12-month periods (in which the “East” includes China, Taiwan, and Korea, and the “West” includes the regions of North America and Europe). Contributing factors to the lower subscribers were likely the launch of Diablo III in the quarter, which provided consumers with an alternative gaming experience to World of Warcraft (although Diablo III has not yet launched in China), as well as the lack of new content patches in all geographies resulting in less overall game play.  Looking forward, Blizzard Entertainment expects to release World of Warcraft: Mists of Pandaria™ on September 25, 2012, which will deliver new game content in all regions that is expected to further appeal to the gaming community (with availability in mainland China to be announced at a later date).

Distribution

Distribution’s net revenues decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, which was largely due to the weak video game retail sales environment in Europe, particularly in the United Kingdom, as well as unfavorable movements in foreign exchange rates.

Segment Income from Operations

Activision

For both the three and six months ended June 30, 2012, Activision’s operating income decreased as compared to the same periods in 2011.  The decreases were primarily driven by a higher cost of sales relative to net revenues, as a greater mix of our business was generated through the retail channel versus the digital channel in 2012 compared to 2011.  The success of the Skylanders franchise and a larger release slate drove additional net revenues in the retail channel, while lower net revenues from Call of Duty downloadable content packs resulted in lower revenues in the digital channel for Activision Publishing.  Further, operating income was negatively impacted by higher product development costs for future releases, higher sales and marketing costs related to the Skylanders franchise and our larger second quarter 2012 release slate, and higher general and administrative costs, primarily resulting from legal-related expenses.

Blizzard

Blizzard’s operating income increased for both the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily as a result of the increases in net revenues previously described. The increases were partially offset by higher cost of sales (consistent with higher net revenues), and higher sales and marketing expenses, and other operating expenses associated with the launch of Diablo III.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and six months ended June 30, 2012 and 2011 (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$685	$660	$25	$1,479	$1,607	$(128)
Digital online channels[1]	343	423	(80)	656	851	(195)
Total Activision and Blizzard	1,028	1,083	(55)	2,135	2,458	(323)

Distribution	47	63	(16)	112	137	(25)
Total consolidated GAAP net revenues	1,075	1,146	(71)	2,247	2,595	(348)

Change in deferred net revenues[2]
Retail channels	(175)	(448)		(746)	(1,154)
Digital online channels[1]	154	1		140	13
Total changes in deferred net revenues	(21)	(447)		(606)	(1,141)

Non-GAAP net revenues by distribution channel
Retail channels	510	212	298	733	453	280
Digital online channels[1]	497	424	73	796	864	(68)
Total Activision and Blizzard	1,007	636	371	1,529	1,317	212

Distribution	47	63	(16)	112	137	(25)
Total non-GAAP net revenues [3]	$1,054	$699	$355	$1,641	$1,454	$187

1 We currently define digital online channels-related sales as revenues from subscriptions and licensing royalties, value-added services, downloadable content, digitally distributed products, and wireless devices.

2 We have determined that some of our game’s online functionality represents an essential component of gameplay and as a result a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods, which may range from a minimum of five months to a maximum of less than a year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

[3] Total non-GAAP net revenues presented also represents our total operating segment net revenues.

GAAP net revenues from digital online channels for the three and six months ended June 30, 2012 decreased as compared to the same periods in 2011, both in dollars and as a percent total net revenues.  The amount of digital revenues in any period may fluctuate depending, in part, on the timing and nature of specific product releases.  These decreases were attributable to the decline in net revenues from World of Warcraft subscriptions and value-added services and lower net revenues from Call of Duty downloadable content packs.  World of Warcraft subscription revenues were down due to a lower subscriber base year-over-year.  Revenues from Call of Duty downloadable content packs decreased.  These decreases were partially offset by revenues from Call of Duty Elite memberships and Diablo III full game digital download sales.

For the three months ended June 30, 2012, the increase in GAAP net revenues from retail channels as compared to the same period in 2011 was attributable to sales of Skylanders Spyro’s Adventure video games, toys and accessories and Diablo III boxed products.  These increases were partially offset by lower catalogue sales of Call of Duty franchise titles and lower revenues generated from World of Warcraft®: Cataclysm®, which was released in December 2010.  These last two factors, and the smaller number of Activision Publishing releases in the six months ended June 30, 2012, resulted in the decrease in GAAP net revenues from retail channels from the same period in the prior year.

Non-GAAP net revenues from digital online channels for the three months ended June 30, 2012 increased as compared to the same period in 2011, primarily due to sale of full game digital downloads of Diablo III and Call of Duty Elite memberships. Non-GAAP net revenues from digital online channels for the six months ended June 30, 2012 decreased primarily due to the same factors impacting GAAP revenues for the six months ended June 30, 2012. Non-GAAP digital revenues as a percent of total net revenues decreased for both the three and six month periods.

Non-GAAP net revenues from retail channels increased for the three and six months ended June 30, 2012 as a result of the strong launch of Diablo III and the continued strong performance of Skylanders Spyro’s Adventure.  These increases were partially offset by lower catalogue sales of Call of Duty franchise titles.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and six months ended June 30, 2012 and 2011 (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Geographic region net revenues:
North America	$562	$580	$(18)	$1,163	$1,328	$(165)
Europe	403	467	(64)	888	1,061	(173)
Asia Pacific	110	99	11	196	206	(10)
Consolidated net revenues	$1,075	$1,146	$(71)	$2,247	$2,595	$(348)

The decreases in deferred net revenues recognized by geographic region for the three and six months ended June 30, 2012 and 2011 were as follows (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Decrease in deferred revenues recognized by geographic region:
North America	$79	$249	$(170)	$409	$632	$(223)
Europe	9	181	(172)	235	452	(217)
Asia Pacific	(67)	17	(84)	(38)	57	(95)
Total impact on consolidated net revenues	$21	$447	$(426)	$606	$1,141	$(535)

As previously discussed, the Company’s net revenues for the three and six months ended June 30, 2012 were negatively impacted by the decrease in the World of Warcraft subscriber base year-over-year, and lower sales of Call of Duty downloadable content packs and catalogue sales. These negative impacts were partially offset by the strong sales performance of Skylanders Spyro’s Adventure, sales from the launch of Diablo III and revenues from Call of Duty Elite memberships. These factors impacted net revenues in all regions, with Diablo III having a relatively larger impact in the Asia Pacific region than in other regions. Furthermore, net revenues were down in Europe and Asia Pacific versus prior year, because we published Lego Star Wars III on behalf of Lucas Arts in Europe and certain countries in Asia Pacific in the first six months of 2011, while no comparable title was so published in the first six months of 2012.

The decrease in deferred revenues recognized was primarily attributable to the lower revenues from a lower World of Warcraft subscriber base, lower sales of Call of Duty digital downloadable content packs and catalogue titles, and lower catalogue sales of World of Warcraft: Cataclysm and Starcraft II®: Wings of Liberty®, as well as an increase in revenues deferred due to the launch success of Diablo III.  The decrease was partially offset by the recognition of deferred revenue from the initial launch of Call of Duty: Modern Warfare 3.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $46 million and $63 million on Activision Blizzard’s net revenues for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  The change is primarily due to the strengthening of the U.S. dollar relative to the British pound, the Euro and the Australian dollar.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2012 and 2011 (amounts in millions):

	Three months	% of total	Three months	% of total
	ended	consolidated	ended	consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Platform net revenues:
Online subscriptions[1]	$220	20%	$359	31%	$(139)
PC and other[2]	276	26	80	7	196

Console
Sony PlayStation 3	234	22	239	21	(5)
Sony PlayStation 2	—	—	2	—	(2)
Microsoft Xbox 360	248	23	300	26	(52)
Nintendo Wii	32	3	70	6	(38)
Total console	514	48	611	53	(97)
Handheld	18	2	33	3	(15)
Total platform net revenues	1,028	96	1,083	94	(55)
Distribution	47	4	63	6	(16)
Total consolidated net revenues	$1,075	100%	$1,146	100%	$(71)

	Six months ended	% of total consolidated	Six months ended	% of total consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Platform net revenues:
Online subscriptions[1]	$475	21%	$754	29%	$(279)
PC and Other[2]	413	18	205	8	208

Console
Sony PlayStation 3	534	24	581	22	(47)
Sony PlayStation 2	2	—	6	—	(4)
Microsoft Xbox 360	584	26	697	27	(113)
Nintendo Wii	83	4	152	6	(69)
Total console	1,203	54	1,436	55	(233)
Handheld	44	2	63	3	(19)
Total platform net revenues	2,135	95	2,458	95	(323)
Distribution	112	5	137	5	(25)
Total consolidated net revenues	$2,247	100%	$2,595	100%	$(348)

The increase / (decrease) in deferred revenues recognized by platform for the three and six months ended June 30, 2012 and 2011 was as follows (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online subscriptions[1]	$21	$67	$(46)	$27	$123	$(96)
PC and other[2]	(314)	35	(349)	(291)	123	(414)

Console
Sony PlayStation 3	137	156	(19)	400	400	—
Microsoft Xbox 360	162	146	16	439	405	34
Nintendo Wii	12	39	(27)	26	84	(58)
Total console	311	341	(30)	865	889	(24)
Total handheld	3	4	(1)	5	6	(1)
Total impact on consolidated net revenues	$21	$447	$(426)	$606	$1,141	$(535)

1 Revenues from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Call of Duty® Elite memberships.

2 Revenues from PC and other consists of net revenues from the sale of PC boxed products, Skylanders franchise standalone toys products, mobile sales and other physical merchandise and accessories.

Net revenues from online subscriptions decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily as a result of lower World of Warcraft subscription revenues, lower value-added services revenues and lower Blizzard catalogue sales from World of Warcraft: Cataclysm, which was released in December 2010.  The decrease was partially offset by revenues from Call of Duty Elite memberships.

Net revenues from PC and other significantly increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily as a result of the continued strong performance of Skylanders Spyro’s Adventure toys and accessories and the strong launch of Diablo III.

Net revenues from PS3 and Xbox 360 decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to lower revenues from Call of Duty downloadable content packs and Call of Duty catalogue sales, partially offset by the net revenues from the new releases during the second quarter of 2012.  Furthermore, net revenues from Nintendo Wii decreased for the three and six months ended June 30, 2012, primarily due to overall weaker catalogue sales and fewer comparable releases.

The deferred revenues recognized for online subscriptions decreased for the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to lower revenues recognized from World of Warcraft: Cataclysm, which was released in December 2010, partially offset by revenues from Call of Duty® Elite memberships in 2012.  The decreases in deferred revenues recognized for PC and other for the three and six months ended June 30, 2012 was primarily related to revenues deferred from the successful launch of Diablo III on May 15, 2012.

The increases in deferred revenues recognized for Xbox 360 for the three and six months ended June 30, 2012 were primarily due to differences in the release timing of Call of Duty downloadable content packs (in particular, the impact of a downloadable content pack release on June 28, 2011) which resulted in more deferred revenues in 2011, partially offset by lower overall net revenues from the Call of Duty franchise. The decreases in deferred revenues recognized for PS3 for the three and six months ended June 30, 2012 were attributable to lower downloadable content packs and catalogue net revenues from the Call of Duty franchise.  The decreases in deferred revenues recognized for the Nintendo Wii for the three and six months ended June 30, 2012 primarily relate to overall weaker catalogue sales and fewer comparable releases.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2012 and 2011 (amounts in millions):

		% of		% of
	Three months ended	consolidated	Three months ended	consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Product costs	$229	21%	$213	19%	$16
Online subscriptions	64	6	59	5	5
Software royalties and amortization	57	5	47	4	10
Intellectual property licenses	20	2	24	2	(4)

	Six months ended	% of consolidated	Six months ended	% of consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Product costs	$486	22%	$512	19%	$(26)
Online subscriptions	123	5	122	5	1
Software royalties and amortization	88	4	109	4	(21)
Intellectual property licenses	27	1	53	2	(26)

Total cost of sales increased for the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to costs related to Diablo III and a higher mix of revenues from retail distribution channels (which have a comparatively higher cost of sales) than digital distribution channels.

Total cost of sales decreased for the six months ended June 30, 2012 as compared to the same period in 2011, consistent with the decreases in net revenues.  The decrease was partially offset by the increased cost of sales from a higher mix of revenues coming from retail channels than digital channels in 2012 compared to 2011.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Three Months Ended	$152	14%	$116	10%	$36
Six Months Ended	276	12	258	10	18

Product development costs increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to higher product development costs for future releases and costs related to Diablo III, as well as additional costs related to severance payments. The increases were partially offset by an increase in capitalized costs for future titles as they reached technological feasibility.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Three Months Ended	$136	13%	$90	8%	$46
Six Months Ended	216	10	150	6	66

Sales and marketing expenses increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to sales and marketing costs associated with the launch of Diablo III and Activision Publishing’s larger second quarter 2012 release slate, as well as continued investments in our Skylanders franchise.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Three Months Ended	$190	18%	$127	11%	$63
Six Months Ended	291	13	228	9	63

General and administrative expenses increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, principally due to higher legal-related expenses (including legal-related accruals, settlements, and fees), stock-based compensation expenses and additional accrued bonuses reflecting year-to-date performance.

Restructuring (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Three Months Ended	$—	—%	$3	—%	$(3)
Six Months Ended	—	—	22	1	(22)

There were no material restructuring expenses for the three and six months ended June 30, 2012.  The restructuring expenses for the three and six months ended June 30, 2011 relate to the restructuring plan authorized by the Company’s Board of Directors on February 3, 2011.

Investment and other income (expense), net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2012	net revenues	June 30, 2011	net revenues	(Decrease)

Three Months Ended	$2	—%	$2	—%	$—
Six Months Ended	3	—	5	—	(2)

Investment and other income (expense), net was unchanged for the three months ended June 30, 2012, as compared to the same period in 2011, as the impact of lower yields earned on investments was fully offset by lower interest expense.  For the six months ended June 30, 2012, as compared to the same period in 2011, investment and other income (expense), net decreased primarily due to lower yields earned on investments.

Income Tax Expense (amounts in millions)

		% of		% of
		Pretax		Pretax	Increase
	June 30, 2012	income	June 30, 2011	income	(Decrease)

Three Months Ended	$44	19.2%	$134	28.6%	$(90)
Six Months Ended	174	23.4	308	26.9	(134)

The income tax expense of $44 million for the three months ended June 30, 2012 reflected an effective tax rate of 19.2%, which differed from the effective tax rate of 28.6% for the three months ended June 30, 2011, primarily due to an increase in the amount of earnings in foreign jurisdictions with a lower statutory rate (relative to domestic earnings with a higher statutory rate). The effective tax rate of 19.2% for the three months ended June 30, 2012 differed from the statutory rate of 35.0% primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of California research and development credits and federal domestic production deductions. The federal research credit expired on December 31, 2011 and, as of June 30, 2012, an extension of the credit had not been signed into law and, as such, we have excluded the benefit from this tax credit in our income tax calculation for the three months ended June 30, 2012.

For the six months ended June 30, 2012, the tax rate was based on our projected annual effective tax rate for 2012, and also included certain discrete tax items recorded during the period.  Our tax expense of $174 million for the six months ended June 30, 2012 reflected an effective tax rate of 23.4%, which differed from the effective tax rate of 26.9% for the six months ended June 30, 2011 primarily due to an increase in the amount of earnings in foreign jurisdictions with a lower statutory rate, relative to domestic earnings with a higher statutory rate.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2012 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2012 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at (relatively higher statutory rates).

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

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At June 30, 2012	At December 31, 2011	(Decrease)
Cash and cash equivalents	$2,786	$3,165	$(379)
Short-term investments	406	360	46
	$3,192	$3,525	$(333)

Percentage of total assets	26%	27%

	Six months ended June 30,		Increase
	2012	2011	(Decrease)

Cash flows provided by operating activities	$245	$56	$189
Cash flows provided by (used in) investing activities	(74)	63	(137)
Cash flows used in financing activities	(496)	(663)	167
Effect of foreign exchange rate changes	(54)	66	(120)
Net decrease in cash and cash equivalents	$(379)	$(478)	$99

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscriber services and investment in software development and intellectual property licenses. Cash flows provided by operating activities increased for the six months ended June 30, 2012 as compared to the same period in 2011.  The increase was primarily attributable to lower payment of taxes and lower operating expense payments than for the same period in 2011, as well as the collection of receivables from the successful launch of Diablo III.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments. Cash flows related to investing activities during the six months ended June 30, 2012 mainly reflected the purchase of $302 million of short-term investments, capital expenditures of $26 million, primarily for property and equipment, and the receipt of $253 million in proceeds from the maturities of investments, the majority of which consisted of U.S. treasury and government sponsored agency debt securities. More cash was used in investing activities, when comparing the six months ended June 30, 2012 to the same period in 2011, primarily due to the decrease in proceeds received from maturity of short-term investments.

Cash Flows Used in Financing Activities

The primary drivers of cash flows provided by (used in) financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, payment of dividends and the repurchase of our common stock.  We have not utilized debt financing as a source of cash flows. Cash flows used in financing activities during the six months ended June 30, 2012 primarily reflected the repurchase of 26 million shares of our common stock for an aggregated purchase price of $315 million and the payment of an aggregate of $204 million related to a cash dividend. The repurchases were partially offset by $20 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used in financing activities were lower for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to the decreased amount of share repurchases.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $3.2 billion of cash and cash equivalents and short-term investments at June 30, 2012. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($2.8 billion at June 30, 2012) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, the acquisition of intellectual property rights for future products from third parties, and the funding of our stock repurchase program and dividends.

As of June 30, 2012, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.9 billion, compared with $1.6 billion as of December 31, 2011. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital Expenditures

For the year ending December 31, 2012, we anticipate total capital expenditures of approximately $100 million, primarily for property and equipment. Through the first six months of 2012, we made aggregate capital expenditures of $26 million.

Off-balance Sheet Arrangements

At both June 30, 2012 and December 31, 2011, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

Financial Disclosure

We maintain internal controls over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We also are focused on our “disclosure controls and procedures,” which, as defined by the Securities and Exchange Commission (the “SEC”), are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

During the six months ended June 30, 2012, there were no significant changes to the following critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

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

Goodwill impairment

Effective January 1, 2012, the Company adopted an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. The adoption of this update guidance does not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The gross notional amount of outstanding foreign exchange swaps was $322 million and $85 million at June 30, 2012 and December 31, 2011, respectively. A pre-tax net unrealized loss of $1 million and a gain of less than a million for the three months ended June 30, 2012 and 2011, respectively, and a pre-tax net unrealized loss of $1 million and a loss of less than a million for the six months ended June 30, 2012 and 2011, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. In the absence of the hedging activities described above, as of June 30, 2012, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $46 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in securities issued by governments with highly rated sovereign debt. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At June 30, 2012, our $2.8 billion of cash and cash equivalents were comprised primarily of money market funds. At June 30, 2012, our $406 million of short-term investments included $391 million of U.S. treasury and government-sponsored agency debt securities and $15 million of restricted cash. We had $17 million in auction rate securities at fair value classified as long-term investments at June 30, 2012. The Company has determined that, based on the composition of our investment portfolio as of June 30, 2012, there was no material interest rate risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2012, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various legal proceedings and claims. FASB Accounting Standards Codification (ASC) Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims.    The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated.   When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company.    The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside the Company’s control.  There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, the Company, in consultation with outside counsel, examines the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow.   As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

The Company recognized expense associated with legal-related matters (i.e., accruals, settlements and fees) totaling $74 million and $34 million during the three months ended June 30, 2012 and 2011, respectively.

In prior periods, the Company reported on litigation involving former employees at Infinity Ward, as well as Electronic Arts, Inc.  During the period ended June 30, 2012, as previously disclosed, all parties to these litigation matters reached a settlement of the disputes.

We are party to routine claims and suits brought by us and against us in the ordinary course of business, including disputes arising over intellectual property rights, contractual claims, employment laws, regulations and relationships, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended June 30, 2012, the total number of shares purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at June 30, 2012.

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as part	of shares that may
	of shares	price paid	of publicly announced	yet be purchased under
Period	purchased (1)	per share ($)	plans or programs (1)	the plans or programs ($)
April 1, 2012—April 30, 2012	3,195,945	$12.33	3,195,945	$960,584,094
May 1, 2012—May 31, 2012	1,204,125	12.30	1,204,125	945,772,518
June 1, 2012—June 30, 2012	—	—	—	945,772,518
Total	4,400,070	12.32	4,400,070

(1)                                  These purchases were made pursuant to the stock repurchase program approved by our Board of Directors on February 2, 2012 and announced on February 9, 2012 pursuant to which we are authorized to repurchase up to $1 billion of our common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, until the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 2, 2012

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

3.3		Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10	.1*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 2012).

10	.2*	Employment Agreement, dated June 30, 2012, between Brian G. Kelly and the Company.

31.1		Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.