Form 10-Q
period 2012-09-30
Activision Blizzard, Inc.
filed 2012-11-07
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding at October 31, 2012 was 1,112,704,853.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially from expectations stated in forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, the impact of the current macroeconomic environment and market conditions within the video game industry, increasing concentration of titles, shifts in consumer spending trends, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among competing hardware platforms, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can consistently create high quality “hit” titles, the seasonal and cyclical nature of the interactive entertainment market, changing business models including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, rapid changes in technology and industry standards, litigation risks and associated costs, protection of proprietary rights, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, potential challenges associated with geographic expansion, and the other factors identified in “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other periodic filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30, 2012	At December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,909	$3,165
Short-term investments	455	360
Accounts receivable, net of allowances of $230 million and $300 million at September 30, 2012 and December 31, 2011, respectively	200	649
Inventories, net	291	144
Software development	164	137
Intellectual property licenses	13	22
Deferred income taxes, net	497	507
Other current assets	173	396
Total current assets	4,702	5,380

Long-term investments	19	16
Software development	156	62
Intellectual property licenses	4	12
Property and equipment, net	148	163
Other assets	12	12
Intangible assets, net	80	88
Trademark and trade names	433	433
Goodwill	7,107	7,111
Total assets	$12,661	$13,277

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$253	$390
Deferred revenues	847	1,472
Accrued expenses and other liabilities	455	694
Total current liabilities	1,555	2,556
Deferred income taxes, net	60	55
Other liabilities	163	174
Total liabilities	1,778	2,785

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,112,157,484 and 1,133,391,371 shares issued at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	9,418	9,616
Retained earnings	1,539	948
Accumulated other comprehensive income (loss)	(74)	(72)
Total shareholders’ equity	10,883	10,492
Total liabilities and shareholders’ equity	$12,661	$13,277

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues
Product sales	$536	$369	$2,208	$2,197
Subscription, licensing, and other revenues	305	385	880	1,151
Total net revenues	841	754	3,088	3,348

Costs and expenses
Cost of sales – product costs	146	138	633	650
Cost of sales – online subscriptions	56	59	178	181
Cost of sales – software royalties and amortization	19	24	107	133
Cost of sales – intellectual property licenses	10	16	37	69
Product development	131	133	407	390
Sales and marketing	131	115	346	264
General and administrative	121	104	413	333
Restructuring	—	3	—	24
Total costs and expenses	614	592	2,121	2,044

Operating income	227	162	967	1,304

Investment and other income (expense), net	1	3	4	7

Income before income tax expense	228	165	971	1,311

Income tax expense	2	17	176	325

Net income	$226	$148	$795	$986

Earnings per common share
Basic	$0.20	$0.13	$0.70	$0.84
Diluted	$0.20	$0.13	$0.70	$0.84

Weighted-average shares outstanding
Basic	1,109	1,140	1,113	1,151
Diluted	1,114	1,148	1,118	1,160

Dividends per common share	$—	$—	$0.18	$0.165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$226	$148	$795	$986

Other comprehensive income:
Foreign currency translation adjustment	49	(58)	(3)	(18)
Unrealized gains on investments, net of deferred income taxes of $1 million for the three and nine months ended September 30, 2012 and $0 million and $1 million for the three and nine months ended September 30, 2011, respectively	1	—	1	2
Other comprehensive income	$50	$(58)	$(2)	$(16)

Comprehensive income	$276	$90	$793	$970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$795	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	20	124
Depreciation and amortization	69	77
Loss on disposal of property and equipment	—	1
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	123	151
Stock-based compensation expense (2)	83	61
Excess tax benefits from stock option exercises	(4)	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	450	516
Inventories, net	(145)	(96)
Software development and intellectual property licenses	(218)	(181)
Other assets	228	170
Deferred revenues	(639)	(1,268)
Accounts payable	(141)	(117)
Accrued expenses and other liabilities	(252)	(301)
Net cash provided by operating activities	369	102

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	305	603
Payment of contingent consideration	—	(3)
Purchases of available-for-sale investments	(382)	(325)
Capital expenditures	(46)	(47)
Decrease in restricted cash	(22)	(18)
Net cash (used in) provided by investing activities	(145)	210

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	25	39
Repurchase of common stock	(315)	(524)
Dividends paid	(204)	(194)
Excess tax benefits from stock option exercises	4	21
Net cash used in financing activities	(490)	(658)

Effect of foreign exchange rate changes on cash and cash equivalents	10	3

Net decrease in cash and cash equivalents	(256)	(343)

Cash and cash equivalents at beginning of period	3,165	2,812

Cash and cash equivalents at end of period	$2,909	$2,469

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(Unaudited)

(Amounts in millions)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity

Balance at December 31, 2011	1,133	$—	$9,616	—	$—	$948	$(72)	$10,492

Net income	—	—	—	—	—	795	—	795
Other comprehensive income	—	—	—	—	—	—	(2)	(2)
Issuance of common stock pursuant to employee stock options and restricted stock rights	5	—	25	—	—	—	—	25
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	92	—	—	—	—	92
Dividends ($0.18 per common share) (See Note 10)	—	—	—	—	—	(204)	—	(204)
Shares repurchased (See Note 10)	—	—	—	(26)	(315)	—	—	(315)
Retirement of treasury shares	(26)	—	(315)	26	315	—	—	—

Balance at September 30, 2012	1,112	$—	$9,418	—	$—	$1,539	$(74)	$10,883

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Description of business and basis of consolidation and presentation

Description of Business

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), video game console, handheld and mobile device game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.  We maintain significant operations in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi S.A. (“Vivendi”) owned approximately 61% of Activision Blizzard’s outstanding common stock at September 30, 2012.

Currently, we operate under three operating segments:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive entertainment. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen handheld game systems; the PC; and Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, StarCraft® II and Diablo III.

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

Results of Adjustment

We identified through our internal processes that, in previous years, we erroneously over-recognized revenue for a country in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years’ financial statements as well as the projected full-year 2012 financial statements. As such, during the nine months ended September 30, 2012, we recorded an adjustment to reduce net revenues and operating income by $11 million in our consolidated statements of operations, and similarly reduced net revenues and income from operations before income tax expenses in our Blizzard segment, Europe region, and online subscriptions as presented in footnote 7 of the notes to the condensed consolidated financial statements by $11 million.  There was no impact to operating cash flows. The adjustment increased the deferred revenues on our consolidated balance sheet and represents a correction of an error. The $11 million adjustment related to prior periods as follows: (i) approximately $1 million for the quarter ended March 31, 2012; (ii) approximately $1 million for each quarter of 2011 (totaling approximately $4 million for the year ended December 31, 2011); (iii) $2 million for the year ended December 31, 2010; and (iv) approximately $4 million for periods prior to the year ended December 31, 2010. Net income decreased by approximately $9 million, or less than $0.01 earnings per basic and diluted share, as a result of recording this adjustment.

2.              Inventories, net

Our inventories, net consist of the following (amounts in millions):

	At September 30, 2012	At December 31, 2011
Finished goods	$180	$116
Purchased parts and components	111	28
Inventories, net	$291	$144

3.              Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2012
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(84)	$4
Internally-developed franchises	11 - 12 years	309	(233)	76
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$830	$(317)	$513

	At December 31, 2011
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements	3 - 10 years	$88	$(82)	$6
Game engines	2 - 5 years	32	(32)	—
Internally-developed franchises	11 - 12 years	309	(227)	82
Distribution agreements	4 years	18	(18)	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$880	$(359)	$521

Amortization expense of intangible assets was $3 million and $7 million for the three and nine months ended September 30, 2012, respectively.  Amortization expense of intangible assets was $7 million and $22 million for the three and nine months ended September 30, 2011, respectively.

At September 30, 2012, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2012 (remaining three months)	$27
2013	28
2014	13
2015	7
2016	3
Thereafter	2

Total	$80

4.              Income taxes

The income tax expense of $2 million for the three months ended September 30, 2012 reflected an effective tax rate of 0.8%, which differed from the effective tax rate of 10.7% for the three months ended September 30, 2011 primarily due to a tax benefit resulting from a federal income tax audit settlement allocated to us in the three months ended September 30, 2012 by a subsidiary of Vivendi S.A. (“Vivendi”), as further discussed below. The effective tax rate of 0.8% for the three months ended September 30, 2012 differed from the statutory rate of 35.0% primarily due to the tax benefit resulting from the federal income tax audit settlement, foreign income taxes levied at relatively lower rates, the geographic mix of our income, and recognition of California research and development credits and federal domestic production deductions. The federal research credit expired on December 31, 2011 and, as of September 30, 2012, an extension of the credit had not been signed into law, so we have excluded the benefit from this tax credit in our income tax calculation for the three months ended September 30, 2012.

For the nine months ended September 30, 2012, the tax rate was based on our projected annual effective tax rate for 2012, and also included certain discrete tax items recorded during the period.  Our tax expense of $176 million for the nine months ended September 30, 2012 reflected an effective tax rate of 18.1%, which differed from the effective tax rate of 24.8% for the nine months ended September 30, 2011 primarily due to the tax benefit resulting from the federal income tax audit settlement allocated to us in the three months ended September 30, 2012.

As previously disclosed, on July 9, 2008, a business combination (“the Business Combination”) occurred amongst Vivendi, the Company and certain of their respective subsidiaries pursuant to which Vivendi Games, Inc. (“Vivendi Games”), then a member of the consolidated U.S. tax group of Vivendi’s subsidiary, Vivendi Holdings I Corp. (“VHI”), became a subsidiary of the Company.  As a result of the business combination, the favorable tax attributes of Vivendi Games, Inc. carried forward to the Company.  In late August 2012, VHI settled a federal income tax audit with the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2002, 2003, and 2004.  In connection with the settlement agreement, VHI’s consolidated federal net operating loss carryovers were adjusted and allocated to various companies that were part of its consolidated group during the relevant periods.  This allocation resulted in a $132 million federal net operating loss allocation to Vivendi Games.  In September 2012, the Company filed an amended tax return for its December 31, 2008 tax year to utilize these additional federal net operating losses allocated as a result of the aforementioned settlement, resulting in the recording of a one-time tax benefit of $46 million.  Prior to the settlement, and given the uncertainty of the VHI audit, the Company had insufficient information to allow it to record or disclose any information related to the audit until the quarter ended September 30, 2012.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2012 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2012 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates.

The IRS is currently examining the Company’s federal tax returns for the 2009 tax year. The Company also has several state and non-U.S. audits pending. Vivendi Games is no longer subject to U.S. federal income tax examinations for tax years before 2004 or state examinations for tax years before 2000. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s business and results of operations in an interim period in which the matters are ultimately resolved.

5.              Software development and intellectual property licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	September 30,	December 31,
	2012	2011
Internally developed software costs	$168	$115
Payments made to third-party software developers	152	84
Total software development costs	$320	$199

Intellectual property licenses	$17	$34

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization of capitalized software development costs and intellectual property licenses	$22	$28	$121	$158
Write-offs and impairments	—	—	8	—

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

For the nine-month period ended September 30, 2012, there were no impairment charges related to assets that are measured on a non-recurring basis.

The tables below segregate all financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities that are not subject to recurring fair value measurement into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value on September 30, 2012 and December 31, 2011 (amounts in millions):

		Fair Value Measurements at September 30, 2012 Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet
	2012	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$2,774	$2,774	$—	$—	Cash and cash equivalents
U.S. treasuries and government agency securities	417	417	—	—	Short-term investments
Auction rate securities (“ARS”)	19	—	—	19	Long-term investments
Foreign exchange contract derivatives	3	—	3	—	Other current assets
Total recurring fair value measurements	$3,213	$3,191	$3	$19

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	December 31,	Assets	Inputs	Inputs	Total Gains	Balance Sheet
	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)	Classification
Recurring fair value measurements:
Money market funds	$2,869	$2,869	$—	$—		Cash and cash equivalents
U.S. treasuries with original maturities of three months or less	2	2	—	—		Cash and cash equivalents
U.S. treasuries and government agency securities	344	344	—	—		Short-term investments
ARS	16	—	—	16		Long-term investments
Total recurring fair value measurements	$3,231	$3,215	$—	$16

Non-recurring fair value measurements:
Goodwill (a)	$7,111	$—	$—	$7,111	$(12)
Total non-recurring fair value measurements	$7,111	$—	$—	$7,111	$(12)

(a) During our annual impairment review of goodwill performed as of December 31, 2011, we identified and recorded an impairment of $12 million in our Distribution segment. The decrease in fair value of the reporting unit was primarily due to the decrease of forecasted revenue from our Distribution segment in view of the industry trend towards digital distribution.

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at September 30, 2012 and 2011, respectively:

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at January 1, 2012	$16	$16
Total unrealized gains included in other comprehensive income	3	3
Balance at September 30, 2012	$19	$19

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at January 1, 2011	$23	$23
Total unrealized gains included in other comprehensive income	2	2
Balance at September 30, 2011	$25	$25

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

Assets measured at fair value using significant unobservable inputs (Level 3) represent less than 1% of our financial assets measured at fair value on a recurring basis at September 30, 2012.

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

7.              Operating segments and geographic region

Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which our CODM assesses operating performance and allocates resources, and the availability of separate financial information. We do not aggregate operating segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, and amortization of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto. Please see footnote 1 of the notes to the condensed consolidated financial statements for the description of an adjustment recorded during the nine months ended September 30, 2012 that impacted net revenues and income from operations before income tax expenses in our Blizzard segment, Europe region, and online subscriptions as presented in tables within this footnote.

Information on the operating segments and reconciliations of total segment net revenues and total segment income from operations to consolidated net revenues and income before income tax expense from external customers for the three and nine months ended September 30, 2012 and 2011 are presented below (amounts in millions):

	Three months ended September 30,
	2012	2011	2012	2011
	Net revenues		Income from operations before income tax expense
Activision	$283	$253	$(14)	$(36)
Blizzard	414	297	168	120
Distribution	54	77	—	1
Operating segments total	751	627	154	85

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	90	127	110	105
Stock-based compensation expense	—	—	(34)	(18)
Restructuring	—	—	—	(3)
Amortization of intangible assets	—	—	(3)	(7)
Consolidated net revenues / operating income	$841	$754	227	162
Investment and other income (expense), net			1	3
Consolidated income before income tax expense			$228	$165

	Nine months ended September 30,
	2012	2011	2012	2011
	Net revenues		Income from operations before income tax expense
Activision	$928	$898	$(84)	$42
Blizzard	1,299	968	629	425
Distribution	166	214	—	1
Operating segments total	2,393	2,080	545	468

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	695	1,268	514	943
Stock-based compensation expense	—	—	(85)	(61)
Restructuring	—	—	—	(24)
Amortization of intangible assets	—	—	(7)	(22)
Consolidated net revenues / operating income	$3,088	$3,348	$967	$1,304
Investment and other income (expense), net			4	7
Consolidated income before income tax expense			$971	$1,311

Geographic information for the three and nine months ended September 30, 2012 and 2011 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues by geographic region:
North America	$403	$360	$1,567	$1,687
Europe	333	323	1,220	1,385
Asia Pacific	105	71	301	276
Total consolidated net revenues	$841	$754	$3,088	$3,348

Net revenues by platform were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues by platform:
Online subscriptions*	$226	$336	$701	$1,090
Console	227	277	1,430	1,711
Hand-held	20	19	64	82
PC and Other	314	45	727	251
Total platform net revenues	787	677	2,922	3,134
Distribution	54	77	166	214
Total consolidated net revenues	$841	$754	$3,088	$3,348

*Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Call of Duty® Elite memberships.

Long-lived assets by geographic region at September 30, 2012 and December 31, 2011 were as follows (amounts in millions):

	At September 30, 2012	At December 31, 2011
Long-lived assets* by geographic region:
North America	$94	$105
Europe	42	46
Asia Pacific	12	12
Total long-lived assets by geographic region	$148	$163

*The only long-lived assets that we classify by region are our long term tangible fixed assets, which only includes property, plant and equipment assets; all other long term assets are not allocated by location.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three or nine months ended September 30, 2012 and 2011.

8.              Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2012 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2011	$6,933	$178	$7,111
Tax benefit credited to goodwill	(4)	—	(4)

Balance at September 30, 2012	$6,929	$178	$7,107

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

9.              Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Numerator:
Consolidated net income	$226	$148	$795	$986
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(4)	(3)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(5)	(2)	(12)	(11)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	221	146	779	972

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,109	1,140	1,113	1,151

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	5	8	5	9
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,114	1,148	1,118	1,160

Basic earnings per common share	$0.20	$0.13	$0.70	$0.84

Diluted earnings per common share	$0.20	$0.13	$0.70	$0.84

Our unvested restricted stock rights, which consist of restricted stock units, restricted stock awards, and performance shares, are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and nine months ended September 30, 2012, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 27 million and 23 million shares of common stock, respectively.  For both the three and nine months ended September 30, 2011, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 17 million shares of common stock.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 24 million and 20 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2012, respectively, and options to acquire 23 million and 31 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2011, respectively, as the effect of their inclusion in each case would be anti-dilutive.

10.       Capital transactions

Repurchase Program

On February 2, 2012, our Board of Directors authorized a new stock repurchase program under which we may repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.  For the nine months ended September 30, 2012, we repurchased 4 million shares of our common stock for an aggregate purchase price of $54 million pursuant to that stock repurchase program.

On February 3, 2011, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until March 31, 2012.  For the nine months ended September 30, 2012, we repurchased 22 million shares of our common stock for an aggregate purchase price of $261 million pursuant to that stock repurchase program.

Therefore, for the nine months ended September 30, 2012, we repurchased in total 26 million shares of our common stock for an aggregate purchase price of $315 million pursuant to stock repurchase plans authorized in 2011 and 2012.

For the nine months ended September 30, 2011, we repurchased 47 million shares of our common stock for an aggregate purchase price of $524 million pursuant to stock repurchase plans authorized in 2010 and 2011.

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

11.       Commitments and contingencies

At September 30, 2012, we did not have any significant changes to our commitments since December 31, 2011.  See Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2011 for more information regarding our commitments.

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

In prior periods, the Company reported on litigation involving former employees at Infinity Ward, as well as Electronic Arts, Inc. As previously disclosed, all parties to these litigation matters reached a settlement of the disputes on May 31, 2012.

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

12.       Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps were $901 million and $85 million at September 30, 2012 and December 31, 2011, respectively. A pre-tax net unrealized gain of $4 million and a loss of less than $1 million for the three months ended September 30, 2012 and 2011, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.  A pre-tax net unrealized gain of $3 million and a loss of less than $1 million for the nine months ended September 30, 2012 and 2011, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

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

13.       Recently issued accounting pronouncements

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Goodwill impairment

Effective January 1, 2012, the Company adopted an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. The adoption of this updated guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), video game console, handheld and mobile device game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“NDS”) handheld game systems; the PC; and Apple iOS devices and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, prepaid cards and other value-added service revenues such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay); retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, StarCraft® II and Diablo® III.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended September 30, 2012, Activision Blizzard had net revenues of $841 million, as compared to net revenues of $754 million in the same period in 2011. For the three months ended September 30, 2012, Activision Blizzard’s earnings per diluted share were $0.20, as compared to earnings per diluted share of $0.13 for the same period in 2011.

For the nine months ended September 30, 2012, Activision Blizzard had net revenues of $3.1 billion, as compared to net revenues of $3.3 billion for the same period in 2011, and earnings per diluted share of $0.70, as compared to earnings per diluted share of $0.84 for the same period in 2011.

According to The NPD Group, with respect to North American data, Chart-Track and GfK with respect to European data, and our internal estimates:

•                  Activision Blizzard was the #1 PC publisher overall in North America and Europe for the three and nine months ended September 30, 2012;

•                  Activision Publishing’s Skylanders Spyro’s Adventure™, including accessory packs and figures, was the #1 best-selling console and handheld game overall in dollars in North America and Europe for the nine months ended September 30, 2012; and

•                  Blizzard Entertainment’s latest expansion pack, World of Warcraft: Mists of Pandaria, which launched on September 25, 2012 (in all regions except for China, which launched on October 2, 2012), sold approximately 2.7 million copies in its first week of sales.

Additionally, during the nine months ended September 30, 2012, Activision Publishing released Call of Duty: Modern Warfare 3 Content Collection #1, Call of Duty: Modern Warfare 3 Content Collection #2, Call of Duty: Modern Warfare 3 Content Collection #3, and Call of Duty: Modern Warfare 3 Content Collection #4.  In addition, Activision Publishing released Transformers: Fall of Cybertron, Angry Birds Trilogy, Skylanders Cloud Patrol™, Prototype® 2, Battleship®, The Amazing Spider-Man™ and Men In Black: Alien Crisis™.  Activision Publishing also released Ice Age™ Continental Drift Arctic Games in Europe and Asia Pacific.

Recent and Upcoming Product Releases

During October, Activision Publishing released several new titles including:  007™ Legends on October 16, 2012; Skylanders: Giants™, the sequel to its innovative new entertainment property Skylanders: Spyro’s Adventure™, on October 22, 2012; Cabela’s Dangerous Hunts 2013 and Cabela’s Hunting Expeditions on October 23, 2012; and Transformers Prime™ on October 30, 2012.

On November 13, 2012, Activision Publishing expects to release Call of Duty: Black Ops II.  Additionally, Activision Publishing expects to release Wipeout 3 on November 18, 2012 and Family Guy: Back to the Multiverse on November 20, 2012.

Management’s Overview of Business Trends

We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products such as DVDs are also available by direct digital download over the Internet (both from websites that we own and from others owned by third parties).  In addition, we offer players downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard’s proprietary online-game related service, Battle.net. In conjunction with the release of Call of Duty: Black Ops II, all of the Call of Duty Elite service features for that game will be free; this free service will not include downloadable content packs, which will be sold separately via a discounted season pass bundle and a la carte as individual content packs. Existing Call of Duty Elite premium members will continue to enjoy the Call of Duty Elite premium membership features for Call of Duty: Modern Warfare 3 through the end of their subscription period. Digital revenues remain an important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels.  The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.

Conditions in the retail channels of the video games industry have remained challenging for the first nine months of 2012. In the U.S. and Europe, retail sales within the industry experienced a combined overall decrease of approximately 21% for the first nine months of 2012, as compared to the same period in 2011, according to The NPD Group, Chart-Track and GfK. The declines in the U.S. and European retail channels were impacted by fewer releases and catalogue sales in the nine months ended September 30, 2012 as compared to the same period in 2011, as well as price declines over the prior year.  In addition, the decline in sales to the retail channel continues to be more pronounced for casual titles on the Nintendo Wii and handheld platforms (down over 34% year-to-date), than titles on high-definition platforms (i.e., Xbox 360 and PS3).

However, the industry’s top five titles (including accessory packs and figures) grew 15% for the nine months ended September 30, 2012, as compared to the same period in 2011.  This has resulted in the further concentration of revenues in the top titles, particularly for high-definition platforms, which experienced year-over-year growth, while non-premier titles experienced declines.  The Company’s results have been less impacted by the general declining trends in retail compared to our competitors because of our greater focus on premier top titles and a more focused overall slate of titles.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011

Net revenues:
Product sales	$536	64%	$369	49%	$2,208	72%	$2,197	66%
Subscription, licensing, and other revenues	305	36	385	51	880	28	1,151	34
Total net revenues	841	100	754	100	3,088	100	3,348	100

Costs and expenses:
Cost of sales – product costs	146	17	138	18	633	21	650	19
Cost of sales – online subscriptions	56	7	59	8	178	6	181	5
Cost of sales – software royalties and amortization	19	2	24	3	107	4	133	4
Cost of sales – intellectual property licenses	10	1	16	2	37	1	69	2
Product development	131	16	133	18	407	13	390	12
Sales and marketing	131	16	115	15	346	11	264	8
General and administrative	121	14	104	14	413	13	333	10
Restructuring	—	—	3	—	—	—	24	1

Total costs and expenses	614	73	592	78	2,121	69	2,044	61

Operating income	227	27	162	22	967	31	1,304	39

Investment and other income (expense), net	1	—	3	—	4	—	7	—

Income before income tax expense	228	27	165	22	971	31	1,311	39

Income tax expense	2	—	17	2	176	5	325	10

Net income	$226	27%	$148	20%	$795	26%	$986	29%

Operating Segment Results

Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, and amortization of intangible assets. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total segment net revenues and total segment income from operations to consolidated net revenues and income before income tax expense from external customers for the three and nine months ended September 30, 2012 and 2011 are presented below (amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Segment net revenues:
Activision	$283	$253	$30	$928	$898	$30
Blizzard	414	297	117	1,299	968	331
Distribution	54	77	(23)	166	214	(48)
Operating segment net revenue total	751	627	124	2,393	2,080	313

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	90	127		695	1,268
Consolidated net revenues	$841	$754		$3,088	$3,348

Segment income from operations:
Activision	$(14)	$(36)	$22	$(84)	$42	$(126)
Blizzard	168	120	48	629	425	204
Distribution	—	1	(1)	—	1	(1)
Operating segment income from operations total	154	85	69	545	468	77

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	110	105		514	943
Stock-based compensation expense	(34)	(18)		(85)	(61)
Restructuring	—	(3)		—	(24)
Amortization of intangible assets	(3)	(7)		(7)	(22)

Consolidated operating income	227	162		967	1,304
Investment and other income (expense), net	1	3		4	7
Consolidated income before income tax expense	$228	$165		$971	$1,311

Segment Net Revenues

Activision

Activision’s net revenues increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to revenues from Skylanders Spyro’s Adventure (including toys and accessories associated with the Skylanders franchise) and memberships for Call of Duty Elite, both of which were launched in the fourth quarter of 2011. These increases in net revenues were partially offset by lower sales of Call of Duty downloadable content packs in 2012 than in 2011, and lower catalogue sales from Call of Duty titles.

Blizzard

Blizzard’s net revenues increased significantly for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to the successful launch of both Diablo III and World of Warcraft: Mists of Pandaria.  The increase in net revenues was partially offset by lower World of Warcraft subscription revenues due to a lower number of subscribers in 2012.

At September 30, 2012, the worldwide subscriber* base for World of Warcraft was more than 10 million, compared to a subscriber base of 9.1 million at June 30, 2012, and 10.3 million at September 30, 2011. The sequential increase in subscribers for the three month period ended September 30, 2012 was attributable to the launch of the latest expansion pack, World of Warcraft: Mists of Pandaria, on September 25, 2012, which resulted in increases in both the East and the West (where the “East” includes China, Taiwan, and Korea, and the “West” includes North America, Europe and Latin America).  Looking forward, Blizzard Entertainment expects to continue to deliver new game content in all regions that is intended to further appeal to the gaming community.

*Consistent with past practice, World of Warcraft subscribers include individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, as well as those who have purchased the game and are within their free month of access. Internet Game Room players who have accessed the game over the last thirty days are also counted as subscribers. The above definition excludes all players under free promotional subscriptions, expired or cancelled subscriptions, and expired prepaid cards. Subscribers in licensees’ territories are defined along the same rules.

Distribution

Distribution’s net revenues decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, which was largely due to the weak video game retail sales environment in Europe, particularly in the United Kingdom, as well as unfavorable movements in foreign exchange rates.

Segment Income from Operations

Activision

For the three months ended September 30, 2012, Activision’s operating loss decreased as compared to the same period in 2011.  The change was primarily driven by lower sales and marketing costs and general and administrative costs incurred in the third quarter of 2012 as compared to the same period in 2011. In the third quarter of 2011, sales and marketing costs were higher mainly to support the debut of Call of Duty Elite. General and administrative costs were also higher in 2011, primarily related to legal-related expenses.

For the nine months ended September 30, 2012, Activision’s operating income decreased as compared to the same period in 2011.  The decrease was primarily driven by a higher cost of sales relative to net revenues, as a greater mix of our business was generated through the retail channel versus the digital channel in 2012 compared to 2011.  The success of the Skylanders franchise drove additional net revenues in the retail channel, while lower net revenues from Call of Duty downloadable content packs resulted in lower revenues in the digital channel for Activision Publishing.  Further, operating income was negatively impacted by higher product development costs for future releases, higher sales and marketing costs related to the Skylanders franchise, and higher general and administrative costs, primarily resulting from legal-related expenses.

Blizzard

Blizzard’s operating income increased for both the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily as a result of the increases in net revenues previously described. The increases were partially offset by higher cost of sales (consistent with higher net revenues), and higher sales and marketing expenses and other operating expenses associated with the launch of both Diablo III and World of Warcraft: Mists of Pandaria.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and nine months ended September 30, 2012 and 2011 (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$357	$250	$107	$1,837	$1,856	$(19)
Digital online channels(1)	430	427	3	1,085	1,278	(193)
Total Activision and Blizzard	787	677	110	2,922	3,134	(212)

Distribution	54	77	(23)	166	214	(48)
Total consolidated GAAP net revenues	841	754	87	3,088	3,348	(260)

Change in deferred net revenues(2)
Retail channels	(87)	(86)		(832)	(1,240)
Digital online channels(1)	(3)	(41)		137	(28)
Total changes in deferred net revenues	(90)	(127)		(695)	(1,268)

Non-GAAP net revenues by distribution channel
Retail channels	270	164	106	1,005	616	389
Digital online channels(1)	427	386	41	1,222	1,250	(28)
Total Activision and Blizzard	697	550	147	2,227	1,866	361

Distribution	54	77	(23)	166	214	(48)
Total non-GAAP net revenues (3)	$751	$627	$124	$2,393	$2,080	$313

(1) We currently define digital online channels-related sales as revenues from subscriptions and licensing royalties, value-added services, downloadable content, digitally distributed products, and wireless devices.

(2) We have determined that some of our game’s online functionality represents an essential component of gameplay and as a result a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods, which may range from a minimum of five months to a maximum of less than a year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(3) Total non-GAAP net revenues presented also represents our total operating segment net revenues.

GAAP net revenues from digital online channels for the three months ended September 30, 2012 increased slightly as compared to the same period in 2011.  The increase was attributable to the full game digital download sales of Diablo III and World of Warcraft: Mists of Pandaria, and revenues from Call of Duty Elite memberships. The increase was mostly offset by lower net revenues from Call of Duty downloadable content packs and lower revenues from World of Warcraft subscriptions.  World of Warcraft subscription revenues were down due to a lower subscriber base year-over-year.

GAAP net revenues from retail channels for the three months ended September 30, 2012 increased as compared to the same period in 2011. The increase was primarily due to revenues from the launch of Diablo III and Skylanders Spyro’s Adventure. The increase was partially offset by lower retail sales from our catalogue titles.

GAAP net revenues from digital online channels for the nine months ended September 30, 2012 decreased as compared to the same period in 2011. The decrease was mainly attributable to lower revenues from World of Warcraft subscriptions and lower net revenues from Call of Duty downloadable content packs. World of Warcraft subscription revenues were down due to a lower subscriber base year-over-year. The decrease was partially offset by the full game digital download sales of Diablo III and World of Warcraft: Mists of Pandaria, and revenues from Call of Duty Elite memberships.

GAAP net revenues from retail channels for the nine months ended September 30, 2012 decreased as compared to the same period in 2011. The decrease was primarily driven by lower catalogue sales of Call of Duty titles as well as other titles, and lower catalogue revenues generated from World of Warcraft: Cataclysm and Starcraft II: Wings of Liberty, which were released in 2010. The decrease was partially offset by revenues from Skylanders Spyro’s Adventure, Diablo III and World of Warcraft: Mists of Pandaria.

Non-GAAP net revenues from digital online channels for the three months ended September 30, 2012 increased as compared to the same period in 2011, primarily due to sales of full game digital downloads of World of Warcraft: Mists of Pandaria and Diablo III and Call of Duty Elite memberships. The increase was partially offset by lower revenues from World of Warcraft subscriptions and lower net revenues from Call of Duty downloadable content packs.  World of Warcraft subscription revenues were down due to a lower subscriber base year-over-year.

Non-GAAP net revenues from digital online channels for the nine months ended September 30, 2012 decreased as compared to the same period in 2011, primarily due to lower revenues from World of Warcraft subscriptions and lower net revenues from Call of Duty downloadable content packs.  World of Warcraft subscription revenues were down due to a lower subscriber base year-over-year. The decrease was partially offset by revenues from the sale of full game digital downloads of Diablo III and World of Warcraft: Mists of Pandaria and revenues from Call of Duty Elite memberships.

Non-GAAP net revenues from retail channels increased for the three and nine months ended September 30, 2012 as compared to the same period in 2011 as a result of higher revenues from Skylanders Spyro’s Adventure and revenues from the launch of World of Warcraft: Mists of Pandaria and Diablo III.  These increases were partially offset by lower catalogue sales of Call of Duty titles and titles from other franchises.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2012 and 2011 (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Geographic region net revenues:
North America	$403	$360	$43	$1,567	$1,687	$(120)
Europe	333	323	10	1,220	1,385	(165)
Asia Pacific	105	71	34	301	276	25
Consolidated net revenues	$841	$754	$87	$3,088	$3,348	$(260)

The decreases in deferred net revenues recognized by geographic region for the three and nine months ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Decrease in deferred revenues recognized by geographic region:
North America	$49	$72	$(23)	$459	$703	$(244)
Europe	9	45	(36)	243	499	(256)
Asia Pacific	32	10	22	(7)	66	(73)
Total impact on consolidated net revenues	$90	$127	$(37)	$695	$1,268	$(573)

For the three months ended September 30, 2012 as compared to the same period in 2011, net revenues across all regions increased, primarily due to revenues from Diablo III, Skylanders Spyro’s Adventures, Call of Duty Elite memberships, and the launch of World of Warcarft: Mists of Pandaria.  These positive impacts were partially offset by a decrease in revenues from World of Warcraft subscriptions and lower sales of Call of Duty downloadable content packs and catalogue sales.

As discussed above, the Company’s net revenues in all regions for the nine months ended September 30, 2012 as compared to the same period in 2011 were negatively impacted by the decrease in the World of Warcraft subscriber base year-over-year and lower sales of Call of Duty downloadable content packs and catalogue sales. Net revenues were also negatively impacted in Europe and Asia Pacific versus the prior year because we published Lego Star Wars III on behalf of Lucas Arts in Europe and certain countries in Asia Pacific in the first nine months of 2011, while no comparable title was so published in the first nine months of 2012. In North America and Europe, these negative factors were partially offset by sales from the launch of Diablo III, revenues from Skylanders Spyro’s Adventure, revenues from the launch of World of Warcraft: Mists of Pandaria, and revenues from Call of Duty Elite memberships; in the Asia Pacific region, the relatively larger impact of sales of Diablo III resulted in an increase in net year-over-year revenues despite these factors.

The decreases in deferred revenues recognized in the Europe and North America regions for the three months ended September 30, 2012, and all regions for the nine months ended September 30, 2012, as compared to the same periods in 2011 were primarily attributable to lower revenues from a lower World of Warcraft subscriber base, lower sales of Call of Duty digital downloadable content packs and catalogue titles, and lower catalogue sales of World of Warcraft: Cataclysm and Starcraft II®: Wings of Liberty®, as well as an increase in revenues deferred due to the launch of both Diablo III and World of Warcraft: Mists of Pandaria.  The decrease was partially offset by the recognition of deferred revenue from Call of Duty: Modern Warfare 3. The increase in deferred revenues recognized in Asia Pacific region for the three months ended September 30, 2012 as compared to the same period in 2011 was mainly due to the recognition of revenues from the launch of Diablo III.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $41 million and $104 million on Activision Blizzard’s net revenues for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The change is primarily due to the strengthening of the U.S. dollar relative to the British pound, the Euro and the Australian dollar.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2012 and 2011 (amounts in millions):

	Three months	% of total	Three months	% of total
	ended	consolidated	ended	consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Platform net revenues:
Online subscriptions[1]	$226	27%	$336	44%	$(110)
PC and other[2]	314	37	45	6	269

Console
Sony PlayStation 3	81	10	100	14	(19)
Microsoft Xbox 360	121	14	144	19	(23)
Nintendo Wii	25	3	33	4	(8)
Total console	227	27	277	37	(50)
Handheld	20	2	19	3	1
Total platform net revenues	787	93	677	90	110
Distribution	54	7	77	10	(23)
Total consolidated net revenues	$841	100%	$754	100%	$87

	Nine months ended	% of total consolidated	Nine months ended	% of total consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Platform net revenues:
Online subscriptions[1]	$701	23%	$1,090	33%	$(389)
PC and Other[2]	727	24	251	8	476

Console
Sony PlayStation 3	617	20	686	20	(69)
Microsoft Xbox 360	705	23	840	25	(135)
Nintendo Wii	108	3	185	6	(77)
Total console	1,430	46	1,711	51	(281)
Handheld	64	2	82	2	(18)
Total platform net revenues	2,922	95	3,134	94	(212)
Distribution	166	5	214	6	(48)
Total consolidated net revenues	$3,088	100%	$3,348	100%	$(260)

The increase / (decrease) in deferred revenues recognized by platform for the three and nine months ended September 30, 2012 and 2011 was as follows (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:

Online subscriptions[1]	$(119)	$62	$(181)	$(92)	$185	$(277)
PC and other[2]	165	5	160	(126)	129	(255)

Console
Sony PlayStation 3	12	18	(6)	412	417	(5)
Microsoft Xbox 360	30	36	(6)	469	440	29
Nintendo Wii	2	5	(3)	27	90	(63)
Total console	44	59	(15)	908	947	(39)
Total handheld	—	1	(1)	5	7	(2)
Total impact on consolidated net revenues	$90	$127	$(37)	$695	$1,268	$(573)

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

Net revenues from online subscriptions decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily as a result of lower World of Warcraft subscription revenues, and lower Blizzard catalogue sales from World of Warcraft: Cataclysm, which was released in December 2010.  The decrease was partially offset by revenues from Call of Duty Elite memberships and World of Warcraft: Mists of Pandaria.

Net revenues from PC and other significantly increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily as a result of the continued strong performance of Skylanders Spyro’s Adventure toys and accessories and the strong launch of Diablo III.

Net revenues from PS3 and Xbox 360 decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to lower revenues from Call of Duty downloadable content packs and catalogue sales, partially offset by the net revenues from Skylanders Spyro’s Adventure and the new releases during the third quarter of 2012.  Furthermore, net revenues from Nintendo Wii decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to overall weaker catalogue sales and fewer comparable releases.

The deferred revenues recognized for online subscriptions decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to revenues deferred from World of Warcraft: Mists of Pandaria, which launched on September 25, 2012, and lower revenues recognized from World of Warcraft: Cataclysm, which was released in December 2010, and were partially offset by revenues from Call of Duty® Elite memberships in 2012.  The increase in deferred revenues recognized for PC and other for the three months ended September 30, 2012 as compared to the same period in 2011 was mainly attributable to revenues recognized from the second quarter launch of Diablo III. The decrease in deferred revenues recognized for PC and other for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily related to revenues deferred from the successful launch of Diablo III on May 15, 2012 and a decrease in revenues recognized from catalogue sales of StarCraft II: Wings of Liberty, which was released in July 2010.

The decreases in deferred revenues recognized for the Nintendo Wii for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily relate to overall weaker catalogue sales and fewer comparable releases.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2012 and 2011 (amounts in millions):

		% of		% of
	Three months ended	consolidated	Three months ended	consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Product costs	$146	17%	$138	18%	$8
Online subscriptions	56	7	59	8	(3)
Software royalties and amortization	19	2	24	3	(5)
Intellectual property licenses	10	1	16	2	(6)

	Nine months ended	% of consolidated	Nine months ended	% of consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Product costs	$633	21%	$650	19%	$(17)
Online subscriptions	178	6	181	5	(3)
Software royalties and amortization	107	4	133	4	(26)
Intellectual property licenses	37	1	69	2	(32)

Total cost of sales did not significantly change for the three months ended September 30, 2012 as compared to the same period in 2011. Changes in each category of cost of sales year-over-year are generally in line with changes in revenues as well as the timing of the release of the underlying titles. In addition, lower amortization of intangible assets reduced cost of sales — intellectual property licenses for the three months ended September 30, 2012 as compared to the same period in 2011.

Total cost of sales decreased for the nine months ended September 30, 2012 as compared to the same period in 2011, consistent with the decrease in net revenues.  The decrease was partially offset by the increased cost of sales from a higher mix of revenues coming from retail channels than digital channels in 2012 compared to 2011.  In addition, lower amortization of intangible assets reduced cost of sales — intellectual property licenses for the nine months ended September 30, 2012.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Three Months Ended	$131	16%	$133	18%	$(2)
Nine Months Ended	407	13	390	12	17

Product development costs decreased slightly for the three months ended September 30, 2012 as compared to the same period in 2011. This is primarily attributable to the increase in capitalized costs for Blizzard’s release of World of Warcraft: Mists of Pandaria, which was released on September 30, 2012.

Product development costs increased for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to higher product development costs for future releases as well as additional costs related to severance payments. The increases were partially offset by an increase in capitalized costs for future titles as they reached technological feasibility.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Three Months Ended	$131	16%	$115	15%	$16
Nine Months Ended	346	11	264	8	82

Sales and marketing expenses increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily due to sales and marketing costs associated with the launch of both Diablo III and World of Warcraft: Mists of Pandaria, as well as continued investments in our Skylanders franchise.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Three Months Ended	$121	14%	$104	14%	$17
Nine Months Ended	413	13	333	10	80

General and administrative expenses increased for the three months ended September 30, 2012 as compared to the same period in 2011, principally due to higher stock-based compensation expenses.

General and administrative expenses increased for the nine months ended September 30, 2012 as compared to the same period in 2011, principally due to higher legal-related expenses (including legal-related accruals, settlements, and fees), stock-based compensation expenses and additional accrued bonuses reflecting year-to-date performance.

Restructuring (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Three Months Ended	$—	—%	$3	—%	$(3)
Nine Months Ended	—	—	24	1	(24)

There were no material restructuring expenses for the three and nine months ended September 30, 2012.  The restructuring expenses for the three and nine months ended September 30, 2011 relate to the restructuring plan authorized by the Company’s Board of Directors on February 3, 2011.

Investment and other income (expense), net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2012	net revenues	September 30, 2011	net revenues	(Decrease)

Three Months Ended	$1	—%	$3	—%	$(2)
Nine Months Ended	4	—	7	—	(3)

Investment and other income (expense), net decreased for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to lower yields earned on investments.

Income Tax Expense (amounts in millions)

		% of		% of
		Pretax		Pretax	Increase
	September 30, 2012	income	September 30, 2011	income	(Decrease)

Three Months Ended	$2	0.8%	$17	10.7%	$(15)
Nine Months Ended	176	18.1	325	24.8	(149)

The income tax expense of $2 million for the three months ended September 30, 2012 reflected an effective tax rate of 0.8%, which differed from the effective tax rate of 10.7% for the three months ended September 30, 2011 primarily due to a tax benefit resulting from a federal income tax audit settlement allocated to us in the three months ended September 30, 2012 by a subsidiary of Vivendi S.A. (“Vivendi”), as further discussed below. The effective tax rate of 0.8% for the three months ended September 30, 2012 differed from the statutory rate of 35.0% primarily due to the tax benefit resulting from the federal income tax audit settlement, foreign income taxes levied at relatively lower rates, the geographic mix of our income, and recognition of California research and development credits and federal domestic production deductions. The federal research credit expired on December 31, 2011 and, as of September 30, 2012, an extension of the credit had not been signed into law, so we have excluded the benefit from this tax credit in our income tax calculation for the three months ended September 30, 2012.

For the nine months ended September 30, 2012, the tax rate was based on our projected annual effective tax rate for 2012, and also included certain discrete tax items recorded during the period.  Our tax expense of $176 million for the nine months ended September 30, 2012 reflected an effective tax rate of 18.1%, which differed from the effective tax rate of 24.8% for the nine months ended September 30, 2011 primarily due to the tax benefit resulting from the federal income tax audit settlement allocated to us in the three months ended September 30, 2012.

As previously disclosed, on July 9, 2008, a business combination occurred amongst Vivendi, the Company and certain of their respective subsidiaries pursuant to which Vivendi Games, Inc. (“Vivendi Games”), then a member of the consolidated U.S. tax group of Vivendi’s subsidiary, Vivendi Holdings I Corp. (“VHI”), became a subsidiary of the Company.   As a result of the business combination, the favorable tax attributes of Vivendi Games, Inc. carried forward to the Company.  In late August 2012, VHI settled a federal income tax audit with the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2002, 2003, and 2004.  In connection with the settlement agreement, VHI’s consolidated federal net operating loss carryovers were adjusted and allocated to various companies that were part of its consolidated group during the relevant periods.  This allocation resulted in a $132 million federal net operating loss allocation to Vivendi Games.  In September 2012, the Company filed an amended tax return for its December 31, 2008 tax year to utilize these additional federal net operating losses allocated as a result of the aforementioned settlement, resulting in the recording of a one-time tax benefit of $46 million.  Prior to the settlement, and given the uncertainty of the VHI audit, the Company had insufficient information to allow it to record or disclose any information related to the audit until the quarter ended September 30, 2012.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2012 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2012 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates.

The IRS is currently examining the Company’s federal tax returns for the 2009 tax year. The Company also has several state and non-U.S. audits pending. Vivendi Games is no longer subject to U.S. federal income tax examinations for tax years before 2004 or state examinations for tax years before 2000. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s business and results of operations in an interim period in which the matters are ultimately resolved.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At September 30, 2012	At December 31, 2011	(Decrease)
Cash and cash equivalents	$2,909	$3,165	$(256)
Short-term investments	455	360	95
	$3,364	$3,525	$(161)

Percentage of total assets	27%	27%

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)

Cash flows provided by operating activities	$369	$102	$267
Cash flows provided by (used in) investing activities	(145)	210	(355)
Cash flows used in financing activities	(490)	(658)	168
Effect of foreign exchange rate changes	10	3	7
Net decrease in cash and cash equivalents	$(256)	$(343)	$87

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities have typically included the collection of customer receivables generated by the sale of our products and our subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscriber services and investment in software development and intellectual property licenses. Cash flows provided by operating activities increased for the nine months ended September 30, 2012 as compared to the same period in 2011.  The increase was primarily attributable to lower payment of taxes than for the same period in 2011, as well as the collection of receivables from the successful launch of both Diablo III and World of Warcraft: Mists of Pandaria.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities have typically included capital expenditures, the net effect of purchases and sales/maturities of short-term investments and acquisitions. Cash flows related to investing activities during the nine months ended September 30, 2012 mainly reflected the purchase of $382 million of short-term investments, the receipt of $305 million in proceeds from the maturities of investments, the majority of which consisted of U.S. treasury and government sponsored agency debt securities, and capital expenditures of $46 million, primarily for property and equipment. More cash was used in investing activities, when comparing the nine months ended September 30, 2012 to the same period in 2011, primarily due to the decrease in proceeds received from maturity of short-term investments.

Cash Flows Used in Financing Activities

The primary drivers of cash flows provided by (used in) financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees in connection with stock option exercises, payment of dividends and the repurchase of our common stock.  We have not utilized debt financing as a source of cash flows. Cash flows used in financing activities during the nine months ended September 30, 2012 primarily reflected the repurchase of 26 million shares of our common stock for an aggregated purchase price of $315 million and the payment of an aggregate of $204 million related to a cash dividend. The repurchases were partially offset by $25 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used in financing activities were lower for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to the decreased amount of share repurchases.

Other Liquidity and Capital Resources

In addition to cash flows provided by operating activities, our primary source of liquidity was $3.4 billion of cash and cash equivalents and short-term investments at September 30, 2012. With our cash and cash equivalents and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($3.1 billion at September 30, 2012) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, the acquisition of intellectual property rights for future products from third parties, and the funding of our stock repurchase program and dividends.

As of September 30, 2012, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.1 billion, compared with $1.6 billion as of December 31, 2011. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Capital Expenditures

For the year ending December 31, 2012, we anticipate total capital expenditures of approximately $90 million, primarily for property and equipment. Through the first nine months of 2012, we made aggregate capital expenditures of $46 million.

Off-balance Sheet Arrangements

At both September 30, 2012 and December 31, 2011, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

During the nine months ended September 30, 2012, there were no significant changes to the following critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

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

•                  Fair Value Estimates

•                  Goodwill and Intangible Assets — Impairment Assessments

•                  Stock-Based Compensation

Recently Issued Accounting Pronouncements

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The gross notional amount of outstanding foreign exchange swaps was $901 million and $85 million at September 30, 2012 and December 31, 2011, respectively. A pre-tax net unrealized gain of $4 million and a loss of less than $1 million for the three months ended September 30, 2012 and 2011, respectively, and a pre-tax net unrealized gain of $3 million and a loss of less than $1 million for the nine months ended September 30, 2012 and 2011, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the condensed consolidated statements of operations.

The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. In the absence of the hedging activities described above, as of September 30, 2012, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $64 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in securities issued by governments with highly-rated sovereign debt. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. At September 30, 2012, our $2.9 billion of cash and cash equivalents were comprised primarily of money market funds. At September 30, 2012, our $455 million of short-term investments included $417 million of U.S. treasury and government-sponsored agency debt securities and $38 million of restricted cash. We had $19 million in auction rate securities at fair value classified as long-term investments at September 30, 2012. The Company has determined that, based on the composition of our investment portfolio as of September 30, 2012, there was no material interest rate risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2012, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Date:  November 7, 2012

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

3.3		Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10	.1*	Amendment, dated as of September 18, 2012, to Employment Agreement between Brian Hodous and the Company.

10	.2*	CEO Recognition Program.

10	.3*	2012 Corporate Annual Incentive Plan.

31.1		Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                       Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2012; and (vi) Notes to Condensed Consolidated Financial Statements.