Form 10-K
period 2012-12-31
Activision Blizzard, Inc.
filed 2013-02-22
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 29, 2012 (based on the closing sale price of $11.99 per share as reported on the NASDAQ) was $4,910,586,488.

         The number of shares of the registrant's Common Stock outstanding at February 15, 2013 was 1,113,696,788.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2013 Annual Meeting of Shareholders which is expected to be held on June 6, 2013, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. ("Activision Blizzard") generally uses words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plans," "believes," "may," "expects," "intends," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially from expectations stated in forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Report. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

        Activision Blizzard, Inc.'s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Item 1.    BUSINESS

Overview

        Activision Blizzard is a worldwide publisher of online, personal computer ("PC"), video game console, tablet, handheld and mobile games. Through Activision Publishing, Inc. ("Activision"), we are a leading international developer and publisher of interactive software products and content, with a focus on developing and publishing video games on various consoles, handheld platforms and the PC platform using both internally developed franchises and licensed properties. Activision currently offers games that operate on the Sony Computer Entertainment Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii") and Nintendo Wii U ("Wii U"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Nintendo Dual Screen ("DS") and Nintendo 3DS ("3DS") handheld game systems; the PC; and other handheld and mobile devices. Through Blizzard Entertainment, Inc. ("Blizzard"), we are the leading publisher of online subscription-based games in the massively multiplayer online role-playing game ("MMORPG") category. Blizzard also internally develops and publishes PC-based computer games and maintains a proprietary online-game related service, Battle.net®.

        Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, by license or from our affiliate label program with certain third-party publishers. Activision continues to focus its efforts in the areas we believe have the most opportunity for growth and higher profitability, while reducing investments in areas we believe have less profit potential and limited growth opportunities. To that end, investments are being focused on proven intellectual properties to develop deep, high-quality content that offers engaging online multiplayer gaming experiences. For example, during 2012, Activision released Call of Duty®: Black Ops II, which set new video game launch retail sales records with over $1 billion of retail sales within 15 days of launch, according to GfK Chart-Track, retail customer sell-through information and the Company's internal estimates. Activision is currently developing sequels and additional content to build on the continued success of the Call of Duty franchise.

        While focusing on our proven intellectual properties is one of Activision's priorities, we also continue to make strategic investments in developing new intellectual properties we believe have the potential to be successful in the long term. For example, in 2011, we debuted a new internally developed franchise with the release of Skylanders Spyro's Adventure®, and launched its sequel, Skylanders Giants™, in October 2012. Games in the Skylanders franchise combine the use of toys with video games to deliver innovative game play experience to our audiences. According to The NPD Group and GfK Chart-Track, the Skylanders franchise has generated more than the $1 billion in worldwide sales life-to-date as of December 31, 2012. Additionally, we have established a long-term alliance with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe, Destiny™, to market in future years.

        Blizzard is a development studio and publisher best known as the creator of World of Warcraft®, as well as the multiple award winning Diablo® and StarCraft® franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft®, sales of prepaid subscription cards and revenue from value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III, and StarCraft® II products. Blizzard has released four expansion packs to World of Warcraft—World of Warcraft: The Burning Crusade®, World of Warcraft: Wrath of the Lich King®, World of Warcraft: Cataclysm®, and World of Warcraft: Mists of Pandaria® (which launched in September 2012). In July 2010, the Company launched the sequel to StarCraft, StarCraft II: Wings of Liberty®. In conjunction with the release of StarCraft II: Wings of Liberty, Blizzard launched a new version of its 24/7 online gaming service, Battle.net, facilitating the creation of user generated content, digital distribution and online social connectivity among World of Warcraft and StarCraft players. In May 2012, the Company released Diablo III, which became the #1 best-selling PC game at retail, breaking PC-game sales records with more than 12 million copies sold worldwide through December 31, 2012. Blizzard also plans to release its first StarCraft II expansion, Heart of the SwarmTM on March 12, 2013. On February 20, 2013, Blizzard announced that it is developing Diablo III for the Sony PS3, and confirmed plans to adapt the game for Sony's PlayStation 4 ("PS4"), its next-generation computer entertainment system.

        The Activision Blizzard Distribution ("Distribution") business consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The Company's Formation and Business Combination

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

        Create Shareholder Value.    We continue to focus on enhancing shareholder return through profitable operations, and strong cash flows. As a result, we expect to continue to achieve long-term growth and to deliver returns to our shareholders.

        Grow Through Continued Strategic Acquisitions and Alliances.    We intend to continue to evaluate the expansion of our resources and intellectual properties library through acquisitions, strategic relationships, and key license transactions. We will also continue to invest in and build on existing alliances and relationships. In addition, we will continue to evaluate opportunities to increase our proven development expertise through the acquisition of, or investment in, selected experienced software development firms.

        Focus on Delivery of Digital Content and Online Services.    We continue to shift towards digital delivery of content and to establish and develop direct and long-term relationships with our gamers. We will also continue to support, maintain and enhance the World of Warcraft and Call of Duty online communities. We believe that focusing our efforts on online product innovations, such as additional online content, services and social connectivity, provides lasting value enhancement to our global communities of players. In addition, we are exploring new business models for delivering content digitally, including offering free-to-play games with monetization through in-game microtransactions.

Competition

        We compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies, as well as with providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music.

        The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations who may have greater financial, marketing, and product development resources than we have. Due to their different focuses and allocation of resources, certain of our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees for licenses, and pay more to third-party software developers. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. We believe that the main competitive factors in the interactive entertainment industry include: product features, game quality, and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; online capability and functionality; ease of use; price; marketing support; and quality of customer service.

        We compete primarily with other publishers of PC, online and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Sony, Nintendo and Microsoft, compete directly with us in the development of software titles for their respective platforms. Further, a number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet, and we expect new competitors to continue to emerge in the subscription-based MMORPG and microtransaction-based game categories, as well as in the growing "toys to life" category. Lastly, we compete with publishers of mobile games, who may be narrowly focused on publishing games for handheld and mobile devices.

Employees

        We had approximately 6,700 total full-time and part-time employees at December 31, 2012. At December 31, 2012, approximately 110 of our full-time employees were subject to term employment agreements with us. These agreements generally commit the employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to these agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. In our experience, entering into employment agreements with these employees reduces our turnover during the development, production and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities. Some employees outside of the United States are also party to employment agreements that do not specify a fixed term.

        The majority of our employees in France, Spain and Italy, and in our distribution companies in Germany, are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

Intellectual Property

        Like other entertainment companies, our business is significantly dependent on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of copyrighted software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly. Other intellectual property is in the form of copyrighted audio-visual elements that consumers can see, hear and interact with when they are playing our games.

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

        We often distribute our PC products using copy protection technology or other technological protection measures to prevent piracy and the use of unauthorized copies of our product. In addition, console manufacturers typically incorporate technological protections and other security measures in their consoles in an effort to prevent the use of unlicensed products. We are actively engaged in enforcement and other activities to protect against unauthorized copying and piracy, including monitoring online channels for distribution of pirated copies, and participating in various enforcement initiatives, education programs and legislative activity around the world.

Significant Customers

        We had one customer, GameStop, which accounted for approximately 10% and 12% of our consolidated net revenues for the years ended December 31, 2012 and 2010, respectively. We did not have any single customer that accounted for 10% or more of our consolidated net revenues for the year ended December 31, 2011.

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

Activision—Business Overview

Strategy

        Create, Acquire and Maintain Strong Franchises.    Activision focuses on development and publishing activities, principally for products and content that are, or have the potential to become, franchises with sustainable mass consumer appeal and recognition. It is our experience that these products and content can then serve as the basis for sequels, prequels and related new products and content that can be released over an extended period of time. We believe that the publishing and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We own several successful intellectual properties including the Call of Duty and Skylanders franchises, and we intend to continue development of owned franchises in the future. We also have an exclusive 10-year alliance with Bungie, a developer of successful game franchises, to bring Bungie's next big action game universe, Destiny, to market.

        Execute Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop high-quality games that will generate high unit volume sales. Our publishing units have implemented a formal control process for the selection, development, production and quality assurance of our products. We apply this process, which we refer to as the "Greenlight Process," to all of our products, whether externally or internally developed. The Greenlight Process includes in-depth reviews of each project at several important stages of development by a team that includes many of our highest-ranking operating managers and coordination among our sales, marketing and development staff at each step in the process.

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

        Focused Product Offerings, Diversity in Platforms and Geographies.    We believe Activision has aligned its product offerings and cost structure to position the business for long-term growth. Through our online-enabled products and content, we believe we are best positioned to take advantage of retail and digital distribution channels that allow us to deliver content to a diversity of gamers ranging from children to adults and from core gamers to mass-market consumers and to "value" buyers seeking budget-priced software, in a variety of geographies. Presently, the majority of products that we develop, publish and distribute operate on the PS3, Xbox 360, Wii, and Wii U console systems, and the PC. We will consider the development of "next-generation" consoles as we invest in our product delivery on each current and future platform.

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

Products

        In recent years, Activision has been best known for its success in the first-person action category from its internally-developed intellectual property, Call of Duty. The Call of Duty franchise has achieved over $8 billion life-to-date sales and has an active global community of millions of players. Its latest release, Call of Duty: Black Ops II, was released on November 13, 2012, and became the first video game ever to cross $1 billion of retail sales during the first 15 days of its launch, according to GfK Chart-Track, retail customer sell-through information, and the Company's internal estimates.

        During 2012, Activision released four collections of downloadable content packs for Call of Duty: Modern Warfare® 3. On January 29, 2013, we released Revolution, the first downloadable map pack for Call of Duty: Black Ops II, ("Revolution") on the Xbox 360. Revolution is expected to be available on other platforms during the first quarter of 2013.

        On October 21, 2012, we launched Skylanders Giants, the second title in our Skylanders franchise, an internally-developed intellectual property that combines the use of toys with video games to deliver an innovative game play experience to our audiences. Specifically, the game involves "smart toys" consisting of action figures and an electronic "portal" which, when used together, allow a player to store and access information about his or her character's performance in the game. We sell the toys both bundled with the game software for the titles and on a stand-alone basis. According to The NPD Group and GfK Chart-Track, the Skylanders franchise has generated more than the $1 billion in worldwide sales life-to-date as of December 31, 2012.

        Activision also develops products spanning other genres, including first-person action, action/adventure, role-playing, simulation and strategy.

Product Development and Support

        Activision develops and produces titles using a model in which a core group of creative, production and technical professionals, in coordination with our marketing, finance and other departments, have responsibility for the entire development and production process, including the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. Activision believes that this model allows us to supplement internal expertise with top-quality external resources on an as-needed basis.

        In addition, Activision often engages independent third-party developers to create products on Activision's behalf. We may either own, or have rights to commercially exploit, these products. In other circumstances, a third-party developer may retain ownership of the intellectual property and/or technology included in the product, or reserve certain exploitation rights with respect thereto. Activision typically selects these independent third-party developers based on their expertise in developing products in a specific category for specific platforms. Each of our third-party developers is under contract with us, either for a single or multiple titles. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are or will be independently created by third-party developers. In such cases, the agreements with these developers typically provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, Activision often has the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and Activision frequently has the right to engage the services of the original developer with regard to further product development.

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

        In April 2010, Activision entered into an exclusive 10-year relationship with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe, Destiny, to market. Under the terms of the agreement, Activision will have exclusive, worldwide rights to publish and distribute all future Bungie games based on Destiny, the new intellectual property on multiple platforms and devices.

        Activision provides various forms of product support to both our internally and externally developed titles. Activision quality assurance personnel are involved throughout the development and production of each title published. Activision subjects all such products to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our products after release, Activision generally provides 24-hour online access to customer service representatives, as well as live telephone operators who answer the help lines during regular business hours.

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

        North American Sales and Distribution.    Our products are available for sale or rental in thousands of retail outlets in North America. Our North American retail customers include, among others, Amazon, Best Buy, GameStop, Target, Toys "R" Us and Wal-Mart.

        In the United States ("U.S.") and Canada, our products are primarily sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. We believe that a direct relationship with retailers results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We also sell our products to a limited number of distributors.

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

        Affiliate Labels.    In addition to our own products, we distribute a select number of interactive entertainment products that are developed and marketed by other third-party publishers through our "affiliate label" programs in North America, Europe, and the Asia Pacific region. The distribution of other publishers' products allows us to increase the efficiencies of our sales force and provides us with the ability to better ensure adequate shelf presence at retail stores for all of the products that we distribute. Services we provide under our affiliate label programs include order solicitation, in-store marketing, logistics and order fulfillment, and sales channel management, as well as other accounting and general administrative functions. Our current affiliate label partners include LucasArts, as well as several developers partnering with our "value" business, which offers budget-priced software to the public. Each affiliate label relationship is unique and may pertain only to distribution in certain geographic territories and may be further limited only to a specific title or titles for specific platforms.

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

        We believe that the PC will remain a vibrant online platform throughout the world. The large global PC installed base and the continuing development of broadband connectivity facilitates online games and community experiences while creating access to new potential customers. Further, World of Warcraft is a server-based game, only playable online, thus allowing Blizzard to be one of the few companies that can target markets that have been dominated by piracy and monetize former illegitimate players, as well as expand in markets that have not been penetrated by consoles, but offer a large PC installed base.

Products

        Blizzard is the leading company in the subscription-based MMORPG category. World of Warcraft was initially launched in November 2004 and today is available in many countries and regions including Argentina, Australia, Brazil, Canada, Chile, China, Europe (including Russia), Mexico, New Zealand, South Korea, Southeast Asia, the U.S., and the regions of Hong Kong, Macau and Taiwan. As of December 31, 2012, approximately 9.6 million gamers worldwide were subscribed* to play Blizzard's World of Warcraft. World of Warcraft is available in various languages based on the regions in which it is played and has earned awards and praise from publications around the world. Since the first release of World of Warcraft, Blizzard has launched four expansion packs in all regions in which the game is supported. The four expansion packs are World of Warcraft: The Burning Crusade, which was first available in January 2007, World of Warcraft: Wrath of the Lich King, which was first available in November 2008, World of Warcraft: Cataclysm which was first available in December 2010, and World of Warcraft: Mists of Pandaria, which was first available in September 2012. Revenues associated with the World of Warcraft franchise accounted for 61%, 90%, and 89% of Blizzard's net revenues for the years ended December 31, 2012, 2011, and 2010, respectively.

        On May 15, 2012, Blizzard released Diablo III at retail and through digital distribution channels in Argentina, Australia, Brazil, Canada, Chile, Europe (including Russia), Mexico, New Zealand, South Korea, Southeast Asia, the U.S., and the regions of Hong Kong, Macau, and Taiwan. Blizzard also launched a real-money auction house at the same time as the Diablo III release dates to further engage Diablo III players. The real-money auction house allows players to sell items won in the game, such as weapons, armor, and runes, for real money to other players.

*
World of Warcraft subscribers include individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, as well as those who have purchased the game and are within their free month of access. Internet Game Room players who have accessed the game over the last thirty days are also counted as subscribers. The above definition excludes all players under free promotional subscriptions, expired or cancelled subscriptions, and expired prepaid cards. Subscribers in licensees' territories are defined along the same rules.

        Additionally, in July 2010, Blizzard launched the sequel to StarCraft, StarCraft II: Wings of Liberty simultaneously around the world, including Argentina, Australia, Brazil, Chile, Europe (including Russia), Indonesia, Malaysia, New Zealand, North America, the Philippines, Singapore, South Korea, Thailand, and the regions of Hong Kong, Macau and Taiwan. In conjunction with the release of StarCraft II: Wings of Liberty, Blizzard launched a new version of its 24/7 online gaming service, Battle.net, providing user generated content, digital distribution and online social connectivity among World of Warcraft and StarCraft players.

Product Development and Support

        As a development studio and the creator and publisher of the World of Warcraft, Diablo and StarCraft franchises, Blizzard focuses on creating well-designed, high-quality games. Product development is handled internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain its current subscribers and attract new subscribers, Blizzard continues to develop new patches to upgrade World of Warcraft. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; Paris, France; Cork, Ireland; Seoul, South Korea; Singapore; Shanghai, China; and Taipei, Taiwan to provide 24/7 game support to World of Warcraft players in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

Marketing, Sales, and Distribution

        Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft, sales of prepaid subscription cards, and revenue from value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III, and StarCraft II products. Many of our services and products are digitally enabled, which allows us to take advantage of these rapidly growing channels and to reinforce Blizzard's long-term relationships with its gamers. In addition, Blizzard operates the online game service, Battle.net, which attracts millions of active players, making it one of the largest online-game related services in the world. Battle.net powers Diablo III, StarCraft II: Wings of Liberty and World of Warcraft, and is expected to power future releases. The service offers players advanced communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of what Blizzard game they are playing.

Distribution—Business Overview

        We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft, in the U.K., and NBG, in Germany. These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Sony, Nintendo, and Microsoft. Centresoft is Sony's preferred distributor of PlayStation products to the independent retail sector of the U.K.

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

Available Information

        Our website located at http://www.activisionblizzard.com allows access free-of-charge to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the Securities and Exchange Commission ("SEC").

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

        While many new products are regularly introduced in our industry, increasingly only a relatively small number of high-quality "hit" titles account for a significant portion of net revenue, and an even greater portion of net profit. It is difficult to produce high-quality products and to predict prior to production and distribution what products will be well received, even if they are well-reviewed, high-quality titles. Competitors often develop titles that imitate or compete with our "hit" titles, and take sales away from them or reduce our ability to charge the same prices we have historically charged for those titles. "Hit" products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Consumers may lose interest in a genre of games we produce. If we do not continue to develop consistently high-quality and well received products, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues, margins and profitability could decline. In addition, our own "hit" products could compete with our other titles, reducing sales for those other titles. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well received, could harm our reputation and increase the likelihood that our future products will be similarly poorly received.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately high percentage of our profits. For example, our four largest franchises in 2012—Call of Duty, Diablo, Skylanders and World of Warcraft—accounted for approximately 83% of our net revenues, and a significantly higher percentage of our operating income, for the year. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises may significantly harm our business and financial results.

If general economic conditions decline, demand for our products could decline.

        Our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles. In recent years, adverse worldwide economic conditions, including declining consumer confidence, uncertainty as to continued economic growth and high unemployment, have led consumers to delay or reduce discretionary spending, including purchases of some types of our products. Reduced consumer spending could also result in an increase in our selling and promotional expenses, in an effort to offset that reduction. A reduction or shift in domestic or international consumer spending could negatively impact our business, results of operations and financial condition.

The uncertainty of current worldwide economic conditions makes budgeting and forecasting very difficult.

        We are unable to predict the likely duration of the current worldwide economic conditions, and all of the effects those conditions may have on our business. In particular, the uncertainty of current worldwide economic conditions subjects our forecasts to heightened risks and uncertainties.

A substantial portion of our revenue and profitability depends on the success of our Call of Duty franchise in the first-person action game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Activision Blizzard is a leading global developer, publisher and distributor in terms of revenues in the first-person action game category, primarily due to the popularity of Activision's Call of Duty franchise. Revenues from this game comprise a significant portion of our consolidated revenues. To remain a leader in the first-person action game category, it is important that we continue to develop new games in the Call of Duty franchise that are favorably received by both our existing customer base and new customers. A number of software publishers have developed and commercialized, or are currently developing, first-person action games which pose a threat to the popularity of Call of Duty, and we expect new competitors to continue to emerge in the first-person action category. If consumer demand for Call of Duty games declines and we have not introduced new first-person action games or added other sources of revenue, our financial condition could suffer. Additionally, if consumer preferences trend away from first-person action games, our revenue and profitability may decline.

A substantial portion of our revenue and profitability depends on the success of our Skylanders franchise in the "toys to life" game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Activision Blizzard is the leading global developer, publisher and distributor in terms of revenues in the "toys to life" game category, due to the popularity of Activision's Skylanders franchise. To remain a leader in the "toys to life" game category, it is important that we continue to develop new games in the Skylanders franchise that are favorably received by both our existing customer base and new customers. Other software publishers have developed, or are currently developing, "toys to life" games which pose a threat to the popularity of Skylanders, and we expect new competitors to continue to emerge in the "toys to life" category. If consumer demand for Skylanders games declines and we have not introduced new "toys to life" games or added other sources of revenue, our financial condition could suffer. Additionally, if consumer preferences trend away from "toys to life" games, our revenue and profitability may decline.

Sales of titles in our Skylanders franchise may be affected by the availability of toys, increasing our exposure to imbalances between projected and actual demand.

        Titles in our Skylanders franchise involve "smart toys", consisting of action figures and an electronic "portal", which, when used together, allow a player to store and access information about his or her character's performance in the game. We sell the toys both bundled with the software for the title and on a stand-alone basis. Consumers may not want to buy the related software if they cannot also buy the "smart toys". If we underestimate demand or otherwise are unable to produce sufficient quantities of toys of an acceptable quality or allocate too few toys to geographic markets where demand exceeds supply, we will forego revenue. This may also create greater opportunities for competitors to develop competitive product offerings. In addition, if we overestimate demand and make too many toys, or allocate too many toys to geographic markets where there is insufficient demand, we may incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, toy manufacturing or allocation decisions may negatively affect our financial performance.

The importance to our business of the "smart toys" related to titles in our Skylanders franchise exposes us to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity and increases in manufacturing and shipping costs.

        Titles in our Skylanders franchise involve "smart toys" consisting of action figures and an electronic "portal" which, when used together, allow a player to store and access information about his or her character's performance in the game. Many of the manufacturers of those "smart toys" are located in China. Anything that impacts our ability to import these products or the ability of those manufacturers to produce or otherwise supply the toys for us or increases their costs of production, including the utilization of any such manufacturer's capacity by another company, changes in safety, environmental or other regulations applicable to the toys and the manufacturing thereof, natural or manmade disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China, may adversely impact our ability to supply those toys to the market and the prices we must pay for those toys, and therefore our financial performance. Moreover, the failure of those manufacturers to consistently deliver action figures and portals meeting the quality and safety standards we require could adversely impact our financial performance.

A substantial portion of our revenue and profitability depends on the subscription-based massively multiplayer online role-playing game category. If we do not maintain our leadership position in this category, our financial results could suffer.

        Blizzard is the leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based MMORPG category, due to the popularity of Blizzard's World of Warcraft franchise. To remain the leader in the subscription-based MMORPG category, it is important that we continue to refresh World of Warcraft or develop new MMORPG products that are favorably received by both our existing customer base and new customers. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the MMORPG category.

        A substantial portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. Typically, World of Warcraft subscribers purchase one to six month memberships that are cancelable, without penalty, at the end of the membership period. In recent years, we have seen a decline in World of Warcraft subscribership; at December 31, 2012, the worldwide subscriber base for World of Warcraft was approximately 9.6 million, slightly down from a base of more than 10 million subscribers at September 30, 2012, and approximately 10.2 million subscribers at December 31, 2011. A further decrease in the overall subscription base of World of Warcraft could substantially harm our operating results. If consumer demand for World of Warcraft games continue to decline and we do not introduce new MMORPG products or add other sources of revenue, our financial condition could suffer. Additionally, if new technologies are developed that replace MMORPGs, consumer preferences trend away from MMORPGs or new business models emerge that offer online subscriptions for free or at a substantial discount to current MMORPG subscription fees, our revenue and profitability may decline. Additionally, if general economic conditions decline, consumers may decrease their discretionary spending on entertainment items such as MMORPGs and users may choose not to renew their World of Warcraft subscriptions.

Vivendi owns a majority of our outstanding shares of common stock and the interests of Vivendi and its subsidiaries may conflict with the interests of our other shareholders.

        Vivendi and its subsidiaries owned approximately 62% of our issued and outstanding shares of common stock at December 31, 2012.

        As a result of the Business Combination, Vivendi has the ability to nominate a majority of our board of directors and determine the outcome of certain matters submitted to our stockholders, such as the approval of significant transactions and the declaration of dividends on our common stock. As a result, actions that may be supported by a majority of stockholders other than Vivendi may be blocked by Vivendi and Vivendi may take actions that may not be supported by those stockholders. Further, the requirement that certain actions be approved by the affirmative vote of at least a majority of our independent directors in addition to the majority of the full board expires on July 9, 2013.

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

        In 2005, Microsoft released the Xbox 360, in 2006, Sony introduced the PS3 and in 2012, Nintendo introduced the Wii U. Sony has announced that it intends to launch its next-generation console, PS4, by the 2013 year-end holiday buying season. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of game console entertainment software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. This decline may not be offset by increased sales of products for the new console platforms. As console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for current-generation platforms, which will not generate immediate or near-term revenue. As a result, our operating results during platform transitions may be more volatile and more difficult to predict than during other times, and such volatility may cause greater fluctuations in our stock price.

Our business is highly dependent on the success, timely release and availability of new video game platforms and on the continued availability of, and support for, existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PS3 and PlayStation Portable, Microsoft's Xbox 360 and Nintendo's Wii U, Wii and DS. For example, sales of products for consoles accounted for 45% of our consolidated net revenue in 2012. The success of our business is driven in large part by the availability of an adequate supply of these video game platforms and the continued support for these platforms by their manufacturers, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products for these platforms.

        We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not have functionality upgrades that are sufficient to be well received by consumers or otherwise not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, are not available in adequate quantities to meet consumer demand, do not attain wide market acceptance or are not adequately supported by their manufacturers, our revenues may suffer, we may be unable to fully recover our investment in developing those products, and our financial performance may be harmed.

We must make significant expenditures to develop products for new platforms that may not be successful.

        We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than those costs for current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, operating results will suffer and our financial position will be harmed. If the platforms for which we develop new software products or modify existing products do not attain significant market penetration, we may not be able to recover our development costs, which could be significant, and our business and financial results could be significantly harmed.

Platform licensors are our competitors and frequently control the manufacturing of, and have broad approval rights over, our console and handheld interactive entertainment products.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

        The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo or Microsoft could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could harm our business and financial results.

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and, in large part, establish the financial terms and/or pricing on which these products and services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox 360, Sony provides online capabilities for PS3 products and Nintendo provides online capabilities for the Wii and Wii U. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. The failure or refusal of licensors to approve our products may harm our business and financial results.

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

        Our success depends to a significant extent on our ability to identify, hire, retain and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create the high-quality "hit" titles upon which our business is substantially dependent. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, our business and financial results could be negatively impacted.

If our games and services do not function as consumers expect, our business may suffer.

        If our games and services do not function as consumers expect, whether because they fail to work as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features, like World of Warcraft and Call of Duty, because they involve ongoing obligations to the consumers, which we may not be able to do successfully. If our games and services do not function as expected, our revenue may decline.

The future success of our business depends on our ability to release popular products in a timely manner.

        The life of any given console or handheld game product is relatively short and generally involves a relatively high level of sales during the first few months after the product's introduction, followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have an adverse effect on our revenue and reputation and could cause our operating results to be materially different from expectations. It is therefore important for us to be able to continue to develop many high-quality new products that are popularly received and to release those products in a timely manner. If we are unable to continue to do so, our business and financial results may be negatively affected.

If we are unable to sustain premium pricing on current-generation titles, our operating results will suffer.

        If we are unable to continue to charge the same prices we have historically charged for current-generation titles for Microsoft's Xbox 360, Sony's PS3 and Nintendo's Wii, as well as for "next-generation" consoles, whether due to competitive pressure, because retailers elect to price these products at a lower price or otherwise, we may experience a negative effect on our margins and operating results. Further, we make provisions for price migration and channel protection based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, we may experience a negative effect on our margins and operating results.

If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with that development, our business may suffer.

        Our business model is evolving and we believe that our growth will depend upon our ability to successfully develop and sell new types of products, including free-to-play games which are monetized through in-game microtransactions rather than an up-front fee, and to otherwise expand the methods by which we reach our consumers, including via digital distribution. Developing new products and distribution channels will require substantial up-front expenditures. If such products or distribution channels do not achieve expected market acceptance or generate sufficient revenues upon introduction, whether because of competition or otherwise, we may not be able to recover the substantial development and marketing costs associated with those products and distribution channels. In addition, expanding our business model will add complexity to our business and require us to effectively adapt our business and management processes to address the unique challenges and different requirements of any new areas in which we operate, which we may not be able to do, for lack of institutional expertise or otherwise. If any of these occur, our revenues, margins and profitability could decline.

Our market is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies, our revenues would be negatively affected.

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies in order to keep those products competitive. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment prior to the introduction of the product. If we invest in the development of interactive entertainment incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. Further, our competitors may adapt to an emerging technology more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues would also be adversely affected. It may take significant time and resources to shift product development resources to that technology or platform and may be more difficult to compete against existing products incorporating that technology or for that platform. For example, digital content delivery is increasingly important in our industry, requiring us to develop or acquire the expertise in such delivery method needed to remain competitive. Any failure to successfully adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our share and significantly increase the time we take to bring popular products to market.

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

        The proportion of our revenue derived from digital content delivery as compared to traditional retail sales is increasing. The increased importance of digital content delivery in the industry overall increases our potential competition, as the minimum capital needed to produce and publish a game delivered digitally may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. This will also require us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. It may also reduce overall demand for our distribution services. If either occurs, our revenues, margins and profitability could decline. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers.

If we are unable to successfully develop or market owned intellectual property, we may publish fewer successful titles and our revenues may decline.

        Some of our products are based on intellectual property that we have developed internally or acquired from third parties. Consumers have historically preferred titles which are part of established franchises to titles based on new intellectual property, and if new intellectual property does not gain market acceptance, whether because we are unable to successfully create consumer appeal and brand recognition or otherwise, our revenues, margins and profitability could decline. Further, if the popularity of our owned intellectual property declines, our revenues, margins and profitability could decline, and we may have to write off the unrecovered portion of the underlying intellectual property assets, any of which could harm our business and financial results.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        We compete with other publishers of PC and video game console interactive entertainment software. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing and product development resources than we have. Those competitors are located both within the United States and, increasingly, in international jurisdictions. For example, integrated video game console hardware and software companies such as Sony, Nintendo and Microsoft compete directly with us in the development of software titles for their respective platforms. Our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for motion picture, television, sports, music and character properties, pay more to third-party software developers, or develop more commercially successful products for the PC or video game platforms than we do. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors and other customers, who may be willing to promote titles with less consumer appeal in return for access to those competitors' more popular titles.

        We also compete with other forms of interactive entertainment, such as games developed for use by consumers on handheld and mobile devices or social networking sites, most of which are currently free to play. Increased consumer acceptance and availability of such games or other online games, consumer acceptance and availability of technology which allows users to play games on televisions without consoles, or technological advances in online game software or the Internet could result in a decline in platform-based software and negatively impact sales of our console and handheld products.

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

        Some of our products are based on intellectual property and other character or story rights licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew key licenses when they expire or include new products in existing licenses. The failure of intellectual property we license to be, or remain, popularly received could impact the market acceptance of those products in which the intellectual property is included. Such lack of market acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, which could harm our business and financial results.

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

We may overestimate demand for a product, incurring unrecoverable manufacturing costs.

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

        The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season in the fourth quarter of the year. As a result, our sales have historically been highest during the second half of the year, particularly for our Activision segment. Receivables and credit risk are likewise higher during the second half of the year, as customers stock up on our products for the holiday season. Further, delays in development, licensor approvals or manufacturing can also affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season.

We depend on servers to operate our games with online features, such as World of Warcraft and Call of Duty, and our digital service with online features. If we were to lose server capacity, for any reason, our business could suffer.

        Our business relies on the continuous operation of our data servers. Any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents our security measures, or a failure of our disaster recovery service would likely interrupt the operation of World of Warcraft and other games of ours with online features, such as Call of Duty, and could result in the loss of sales for such games (including subscription-based sales for World of Warcraft). An extended interruption of service could also harm our reputation and operating results.

        We must project our future server needs and make advance purchases of servers to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our customers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our customer base and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs that would adversely affect our operating margins.

We may be involved in legal proceedings that may result in adverse outcomes.

        From time to time, we may be involved in claims, suits, government investigations, audits and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property, competition and antitrust matters, privacy matters, tax matters, labor and employment matters, unclaimed property matters, compliance and commercial claims. Such claims, suits, government investigations, audits and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial fines and penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices, which could adversely affect our business, financial position, results of operations or liquidity.

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers have increasingly become subject to infringement claims. Further, many of our products are highly realistic and feature materials that are based on real world examples, which may also be the subject of intellectual property infringement claims of others. In addition, our products often utilize complex, cutting-edge technology that may become subject to emerging intellectual property rights of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement, particularly since there are an increasing number of companies which focus their efforts exclusively on enforcing their patent rights.

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

Issues with the Skylanders toys and accessories may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities.

        We may experience issues with Skylanders toys and accessories that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, decreased willingness by our customers to purchase or provide marketing support for those products, denial or increased cost for insurance coverage, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, or increase legal fees and other costs, any of which could have a significant adverse effect on our financial condition.

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

        In the U.S. and Canada, we have primarily sold our boxed products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. Our boxed products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. We had one customer, GameStop, which accounted for approximately 10% of our consolidated net revenues in 2012 and one customer, Wal-Mart, which accounted for 20% of consolidated gross receivables at December 31, 2012. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could significantly harm our business and financial results. The concentration of sales in a small number of large customers also could make us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers.

Our business may be harmed if our distributors, retailers or other parties with which we do business cannot honor their existing credit arrangements, default on their obligations to us or seek protection under the bankruptcy laws.

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

        For example, retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. We typically make sales to most retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history, as well as whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer's bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. As a result, a payment default by, or the insolvency or business failure of, a significant customer could significantly harm our business and financial results.

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

        A deterioration in relations between either us or the U.S. and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, including China in particular, could result in the adoption or expansion of trade restrictions that harm our business and operating results. For instance, to operate in China, World of Warcraft, StarCraft II, Call of Duty Online and any other game must have regulatory approval. A decision by the Chinese government to revoke its approval for World of Warcraft or StarCraft II or to decline to approve Call of Duty Online any other products we desire to sell in China in the future would adversely impact our operating results. Additionally, in the past, legislation has been implemented in China that has required modifications to the World of Warcraft software. The future implementation of similar laws or regulations in China or any other country in which we have operations or sales may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the customer experience to the point where customers cease to purchase such products.

        We are also subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or other similar anti-bribery laws. While we have policies and procedures intended to ensure compliance with these laws, our employees, contractors, representatives or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions. Any violations of those laws by any of those persons could have a negative impact on our business.

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

If we incur debt, it may adversely affect our financial condition.

        We are considering, or may consider during 2013, substantial stock repurchases, dividends, acquisitions, licensing or other non-ordinary course transactions, and significant debt financings relating thereto. If we were to take on significant indebtedness, it could have negative consequences. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our ability to obtain additional financing;

  •
  require the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

  •
  place us at a competitive disadvantage relative to our competitors with less debt.

Changes in tax rates or exposure to additional tax liabilities could adversely affect our operating results and financial condition.

        We are subject to income taxes in the U.S. and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimate process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate could be adversely affected by a variety of factors, including changes in the business, including the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income could be adversely affected.

        We earn a significant amount of our operating income, and hold a significant portion of our cash and investments, outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

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

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including certain major currencies, such as the euro and U.K. pound, and emerging market currencies, such as the South Korean won and Chinese renminbi, which could fluctuate against the U.S. dollar. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, with hedge maturities of generally less than 12 months, as well as managing these exposures with natural offsets. We may also hedge non-U.S. dollar earnings from time to time. Our principal counterparty in respect of currency derivative contracts is Vivendi, though we periodically evaluate and may use similar arrangements with other counterparties. There can be no assurance that we will continue these programs, or that we will be successful in managing exposure to currency exchange rate risks.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

        Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Policies affecting software revenue recognition have and could further significantly affect the way we report revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated online service period for such games. In addition, we defer the costs of sales of those titles. We expect that an increasing number of our games will be online-enabled in the future and that we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online service, our estimate of the online service period may change and we could be required to recognize revenue, and defer related costs, over a longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have an adverse effect on our reported net revenue, net income and earnings per share under accounting principles generally accepted in the United States of America in any given period.

We may permit our customers to return products and to receive pricing concessions which could reduce net revenues and results of operations.

        We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. Return policies allow distributors and retailers to return defective, shelf-worn, damaged and certain other products in accordance with terms granted. Price protection, when granted and applicable, allows these distributors and retailers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. These conditions may include compliance with applicable payment terms, delivery of weekly inventory and sales information and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors. When we offer price protection, it may be offered with respect to a particular product to all of our retail customers who meet the applicable conditions. Activision also offers a 90-day limited warranty to its consumer end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could significantly harm our business and financial results. We face similar issues, including exposure to risk of chargebacks, with respect to consumer end users to whom we sell products directly, whether through Battle.net or otherwise.

We may face difficulty obtaining access to retail shelf space necessary to market and sell our products effectively.

        Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high-quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increases, competition for shelf space may intensify and may require us to increase our marketing expenditures. Those issues are exacerbated to the extent one of our products involves something in addition to software and, as such, requires additional shelf space, like the titles in our Skylanders franchise, which include both action figures and an electronic "portal". Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or to provide those products with adequate levels of shelf space and promotional support on acceptable terms. A failure in this regard may significantly harm our business and financial results.

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

Increased sales of used video games could lower our sales.

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

        Our online gaming businesses are dependent on the availability of sufficient Internet bandwidth. An increase in the price of bandwidth could have an adverse effect on operating margins, since we may not be able to increase our prices or subscriber levels to compensate for such costs. Because of the importance of our online business to our revenues and results of operations, our ability to access adequate bandwidth to support our business is critical. To secure bandwidth access, we have entered into arrangements with several bandwidth providers and entered into long-term contracts with some of them to secure future bandwidth capacity. If the price of bandwidth were to decrease, our contractual commitments to pay higher prices could affect our ability to compete with other publishers of interactive software products.

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

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body in the U.S. that provides consumers of interactive entertainment software with ratings information, including information relating to violence, nudity or sexual content contained in software titles. Certain countries other than the U.S. have also established similar rating systems as prerequisites for product sales in those countries. In some countries, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The ESRB rating categories are "Early Childhood" (age three and older), "Everyone" (age six and older), "Everyone 10+" (age 10 and older), "Teen" (age 13 and over), "Mature" (age 17 and over) and "Adults Only" (age 18 and over). Certain of our most significant titles have received a "Mature" rating. If we are unable to obtain the ratings we have targeted for our products as a result of changes in the ESRB's ratings standards or for other reasons, including the adoption of legislation in this area, our business and prospects could be negatively affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business may suffer.

        Legislation is continually being introduced that may affect the content, distribution and advertisement of our products. Those laws and regulations vary by territory and may be inconsistent with one another or with our current practices. For example, privacy laws in the U.S. and Europe impose various restrictions on online advertising, as well as the collection, storage and use of personal information. We may be required to modify certain of our product development processes or alter our marketing strategies to comply with such regulations, which could be costly or delay the release of our products. In addition, many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict the content and/or advertising of interactive entertainment software or prohibit certain types of content. Further, legislation which attempts to restrict marketing or distribution of such products because of the content therein has been introduced at one time or another at the federal and state levels in the U.S. In the aftermath of recent events, there is an increased risk of enhanced regulation of video game marketing, content or sales. The adoption and enforcement of legislation which restricts the marketing, content or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. Failure to comply with any applicable legislation may also result in governmental imposed fines. Moreover, the increased public dialog concerning video games may have an adverse impact on our reputation and consumers' willingness to purchase our products.

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

A substantial portion of World of Warcraft's subscribers pays their subscription fees using credit cards. Credit card or other fraud could have a negative impact on our business and operating results.

        A substantial portion of the subscription revenue generated by World of Warcraft is paid by subscribers using credit cards. At times, there may be attempts to use fraudulently obtained credit card numbers to pay for World of Warcraft upgrades or subscriptions. Additionally, the credit card numbers and other sensitive or personally identifiable information of World of Warcraft's subscribers and Battle.net account holders are maintained in a proprietary database that may be subject to malicious intrusion by hackers or otherwise compromised internally or externally. As fraudulent schemes become more sophisticated, it may become more difficult and more costly for us to detect credit card or other fraud and we may be required to incur costs to implement additional security measures to protect subscriber information. An increase in credit card or other fraud could have an adverse effect on our business, reputation and operating results. In addition, we may be subject to legal claims or legal proceedings, including regulatory investigations and actions, if there is loss, disclosure or misappropriation of or access to our customers' credit card or other sensitive or personally identifiable information.

Data breaches involving the source code for our products or customer or employee data stored by us could adversely affect our reputation and revenues.

        In the course of our day-to-day business, we create, store and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and confidential information with respect to our customers and employees. A malicious intrusion by hackers or other breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software, fraudulent activity or less, disclosure or misappropriation of or access to our customers' and employees' personally identifiable information or our own sensitive business data. A data intrusion into a server for a game with online features, such as World of Warcraft or Call of Duty, or for Battle.net could also disrupt the operation of such game or platform. If we are subject to data security breaches, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional security measures, any of which could adversely affect profitability. Any damage to our reputation resulting from a data breach could have an adverse impact on our revenues and future growth prospects. In addition, we may be subject to legal claims or proceedings in connection with data security breaches, including regulatory investigations and actions, which may adversely impact our business, operating results and financial condition.

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

        Throughout the history of the interactive entertainment industry, many interactive software products have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game cheat codes or other technological means that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. In a few cases, the ESRB has reacted to discoveries of such undisclosed content and features by requiring the recall of the game, changing the rating or associated content descriptors originally assigned to the product, requiring the publisher to change the game or game packaging and/or imposing fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them and demanding that their publishers accept them as product returns. Likewise, some interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the Company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

        We have implemented preventive measures designed to reduce the possibility of objectionable undisclosed content from appearing in the interactive software products we publish. Nonetheless, these preventive measures are subject to human error, circumvention, overriding and reasonable resource constraints. If an interactive software product we publish is found to contain undisclosed content, we could be subject to any of these consequences and our reputation could be harmed, which could have a negative impact on our operating results and financial condition, and our business and financial performance could be significantly harmed.

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

        As part of our business strategy, we acquire, make investments in, or enter into strategic alliances and joint ventures with complementary businesses from time to time. These transactions may involve significant risks and uncertainties, including: (A) in the case of an acquisition, (i) the difficulty in integrating the acquired business and operations in an efficient and effective manner, (ii) any liabilities assumed as part of the acquisition, and (iii) the potential loss of key employees of the acquired businesses, and, (B) in the case of an investment, alliance or joint venture, our ability to cooperate with our partner. If any such transaction involves an entity outside of the United States, it may also subject us to the risks and uncertainties of international trade, including the risk that our operations outside the U.S. could be conducted by our employees, contractors, representatives or agents in ways that violate anti-bribery laws. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved. Any of the foregoing could adversely affect our business and results of operations.

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

        The following is a summary of the principal leased offices we maintained as of December 31, 2012:

Type of Leased Facility	North America	Europe	Asia	Total
	Square footage of leased properties
Corporate Offices	139,085	10,596	—	149,681
Activision Product Development & Publishing Facilities (Activision Segment)	909,988	93,127	31,654	1,034,769
Blizzard Product Development & Publishing Facilities (Blizzard Segment)	444,781	110,658	74,860	630,299
Distribution Facilities (Distribution Segment)	—	129,296	—	129,296
Sales offices	13,865	13,850	300	28,015

Total	1,507,719	357,527	106,814	1,972,060

        In total, we lease 53 facilities in 18 countries, including Argentina, Australia, Brazil, Canada, China, Denmark, France, Germany, Ireland, Italy, Mexico, the Netherlands, Singapore, South Korea, Spain, Sweden, Taiwan, the United States, and the United Kingdom. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs. The only facilities currently owned by the Company are two European warehouses utilized by the Distribution segment, located in Burglengenfeld, Germany and Venlo, The Netherlands.

Item 3.    LEGAL PROCEEDINGS

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

        The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside the Company's control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, the Company, in consultation with outside counsel, examines the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

        We are party to routine claims, suits, investigations, audits and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is quoted on the NASDAQ National Market under the symbol "ATVI."

        The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 15, 2013, there were 1,801 holders of record of our common stock.

	High	Low
2011
First Quarter Ended March 31, 2011	$12.64	$10.40
Second Quarter Ended June 30, 2011	12.06	10.85
Third Quarter Ended September 30, 2011	12.30	10.40
Fourth Quarter Ended December 31, 2011	14.40	11.60
2012
First Quarter Ended March 31, 2012	$12.95	$11.54
Second Quarter Ended June 30, 2012	13.00	11.32
Third Quarter Ended September 30, 2012	12.57	11.00
Fourth Quarter Ended December 31, 2012	11.74	10.45

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard Inc. under the Exchange Act or the Securities Act of 1933, as amended.

        The graph below matches the cumulative 69-month total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2007 (the end of the Company's 2007 fiscal year) and tracks each such investment through December 31, 2012.

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

*
$100 invested on 3/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	3/07	3/08	12/08	12/09	12/10	12/11	12/12
Activision Blizzard, Inc.	100.00	144.19	91.24	117.32	133.18	133.89	117.08
NASDAQ Composite	100.00	94.95	66.85	93.14	110.20	111.69	125.45
RDG Technology Composite	100.00	97.34	65.49	105.37	118.70	118.74	135.56

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share payable on May 15, 2013 to shareholders of record at the close of business on March 20, 2013.

        On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share payable on May 16, 2012 to shareholders of record at the close of business on March 21, 2012. On May 16, 2012, we made an aggregate cash dividend payment of $201 million to such shareholders. On June 1, 2012, the Company made dividend equivalent payments of $3 million related to that cash dividend to the holders of restricted stock units.

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

Return of capital to Vivendi related to settlement of pre-Business Combination Taxes

        Prior to the Business Combination in 2008, Vivendi Games' income taxes were presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games' operating results were included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi's subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi's subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi which, in accordance with the terms of the Business Combination agreement, occurred immediately prior to the close of the Business Combination.

10b5-1 Stock Trading Plans

        The Company's directors and employees may, at a time they are not in possession of material non-public information, enter into plans ("Rule 10b5-1 Plans") to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1. Rule 10b5-1 permits trading on a pre-arranged, "automatic-pilot" basis, subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person's behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan. In addition, any such plan of the Company's directors and employees is required to be established and maintained in accordance with the Company's "Policy on Establishing and Maintaining 10b5-1 Trading Plans."

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

Issuer Purchase of Equity Securities

        On February 3, 2011, our Board of Directors approved a stock repurchase program (the "2011 Stock Repurchase Program") pursuant to which we were authorized to repurchase up to $1.5 billion of the Company's common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company. The 2011 Stock Repurchase Program expired on March 31, 2012.

        On February 2, 2012, our Board of Directors authorized a stock repurchase program (the "2012 Stock Repurchase Program") pursuant to which we may repurchase up to $1 billion of the Company's common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program.

        The following table provides the number of shares purchased and the average price paid per share during each quarter of 2012, the total number of shares purchased as part of our publicly announced share repurchase programs, and the approximate dollar value of shares that could still be purchased under our stock repurchase program as of the end of each relevant period.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2012—March 31, 2012	21,606,635	$12.08	21,566,373	(2)	$—
April 1, 2012—June 30, 2012	4,400,070	12.32	4,400,070	(3)	945,772,518
July 1, 2012—September 30, 2012	—	—	—		945,772,518
October 1, 2012—October 31, 2012	—	—	—		945,772,518
November 1, 2012—November 30, 2012	—	—	—		945,772,518
December 1, 2012—December 31, 2012	—	—	—		945,772,518
Subtotal for the fourth quarter of 2012	—	—	—

Total	26,006,705	$12.12	25,966,443

(1)
In addition to purchases under the 2011 Stock Repurchase Program and the 2012 Stock Repurchase Program, included in this column are transactions under the Company's equity compensation plans involving the delivery to the Company of an aggregate of 40,262 shares of our common stock, with an average value of $12.40 per share as of the date of delivery, to satisfy tax withholding obligations in connection with the vesting of restricted stock awards to our employees.

(2)
These repurchases were made under the 2011 Stock Repurchase Program, which expired on March 31, 2012.

(3)
These repurchases were made under the 2012 Stock Repurchase Program.

Item 6.   SELECTED FINANCIAL DATA

        For accounting purposes, the Business Combination was treated as a "reverse acquisition," with Vivendi Games deemed to be the acquirer. The historical financial statements of Activision Blizzard, Inc. prior to July 9, 2008 are those of Vivendi Games (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). Therefore, 2012, 2011, 2010, 2009 and 2008 financial data is not comparable with prior periods.

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2012 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2012	2011	2010		2009		2008
Statement of Operations Data:
Net Revenues	$4,856	$4,755	$4,447		$4,279		$3,026
Net income (loss)	1,149	1,085	418	(1)	113	(2)	(107)
Basic net income (loss) per share(3)	1.01	0.93	0.34		0.09		(0.11)
Diluted net income (loss) per share(3)	1.01	0.92	0.33		0.09		(0.11)
Cash dividends declared per share(4)	0.18	0.165	0.15		—		—
Balance Sheet Data:
Total assets	$14,200	$13,277	$13,447		$13,742		$14,465

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

(4)
Cash Dividends—On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per share payable on May 16, 2012 to shareholders of record at the close of business on March 21, 2012. On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per share to be paid on May 11, 2011 to shareholders of record at the close of business on March 16, 2011. On February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per common share payable on April 2, 2010 to shareholders of record at the close of business on February 22, 2010. Future dividends will depend upon our earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future. Prior to the cash dividend declared in February 2010, the Company had never paid a cash dividend.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

The Company's Formation and Business Combination

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

        Activision Blizzard, Inc. is a worldwide online, personal computer ("PC"), video game console, tablet, handheld, and mobile game publisher. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii") and Nintendo Wii U ("Wii U"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Nintendo Dual Screen ("DS") and Nintendo 3DS ("3DS") handheld game systems; the PC; and other handheld and mobile devices.

Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft®, sales of prepaid subscription cards, and revenue from value-added services such as realm transfers, faction changes and other character customizations within the World of Warcraft gameplay); retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo® III and StarCraft® II products.

Activision Blizzard Distribution

        Activision Blizzard Distribution ("Distribution") consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

        In 2012, Activision Blizzard's consolidated net revenues were $4.9 billion and consolidated net income was $1.1 billion, resulting in diluted earnings per common share of $1.01. The Company grew net revenues, operating income, and earnings per share as compared to 2011. We also generated $1.3 billion in cash from operating activities in 2012.

        Also, according to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates, during 2012:

  •
  In North America and Europe combined, including toys and accessories, Activision Publishing was the #1 console and handheld publisher for the calendar year with the #1 and #3 best-selling franchises—Call of Duty® and Skylanders.

  •
  Activision Blizzard reported record digital revenues for the calendar year and was the #1 third-party interactive entertainment Western digital publisher.

  •
  For the calendar year, in aggregate across all platforms in the U.S. and Europe, Activision Publishing's Call of Duty: Black Ops II was the #1 best-selling title in dollars and Call of Duty: Modern Warfare® 3 was the #9 best-selling title in dollars.

  •
  In both North America and Europe, including toys and accessories, Skylanders Giants™ was the #1 best-selling kids' title in dollars for the fourth quarter. Additionally, for the calendar year, in North America and Europe combined, including toys and accessories, Skylanders Giants was the #5 best-selling game in dollars, and Skylanders Spyro's Adventure® was the #4 best-selling game in dollars.

  •
  For the calendar year, Blizzard Entertainment had two top-10 PC games in North America and Europe. Diablo III was the #1 best-selling PC game at retail, breaking PC-game sales records with more than 12 million copies sold worldwide through December 31, 2012, and World of Warcraft: Mists of Pandaria® was the #3 best-selling PC game at retail.

Product Release Highlights

        The following games and content packs, among other titles, were released during the year ended December 31, 2012:

• 007™ Legends	• Family Guy: Back to the Multiverse
• Angry Birds™ Trilogy	• Ice Age™ Continental Drift Arctic Games
• Battleship®	• Men In Black: Alien Crisis™
• Cabela's® Dangerous Hunts 2013	• Prototype® 2
• Cabela's Hunting Expeditions	• Skylanders Giants
• Call of Duty: Black Ops II	• The Amazing Spider-Man™
• Call of Duty Modern Warfare 3 Content Collection #1	• Transformers™: Fall of Cybertron™
• Call of Duty: Modern Warfare 3 Content Collection #2	• Transformers Prime™
• Call of Duty: Modern Warfare 3 Content Collection #3	• Wipeout 3
• Call of Duty: Modern Warfare 3 Content Collection #4	• World of Warcraft: Mists of Pandaria
• Diablo III

        On January 29, 2013, Activision released Revolution, the first downloadable map pack for Call of Duty: Black Ops II, ("Revolution") on the Xbox 360. Revolution is expected to be available on other platforms during the first quarter of 2013.

        StarCraft II: Heart of the Swarm™, the first expansion to Blizzard's real-time strategy game StarCraft II: Wings of Liberty®, is expected to be available in stores and online beginning March 12, 2013.

International Operations

        International sales are a fundamental part of our business. Net revenues from international sales accounted for approximately 50%, 50%, and 46% of our total consolidated net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. We maintain significant operations in the United States ("U.S."), Canada, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Management's Overview of Business Trends

Online Content and Digital Downloads

        We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical "boxed" software products, such as DVDs, are also available by direct digital download over the Internet (both from websites that we own and from others owned by third parties). In addition, we offer players downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard's proprietary online-game related service, Battle.net. In 2011, Activision launched Call of Duty Elite, a digital service that provides both free and paid subscription-based content and features for Call of Duty: Modern Warfare 3. In conjunction with the release of Call of Duty: Black Ops II, all of the Call of Duty Elite service features for that game were made available for free. This free service does not include downloadable map packs, which are sold separately, either a la carte as individual map packs or as part of a discounted season pass bundle. Existing Call of Duty Elite premium members will continue to enjoy the Call of Duty Elite premium membership features for Call of Duty: Modern Warfare 3 through the end of their subscription period. Digital revenues remain an important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels. The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.

        We currently define digital online channel-related sales as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products. This definition may differ from that used by our competitors or other companies.

        For the year ended December 31, 2012, our sales through the digital online channels decreased by approximately $100 million, as compared to 2011, and our net revenues from digital online channels represented 32% of our total consolidated net revenues in 2012 as compared to 34% in 2011. These decreases were mainly attributable to the deferral of revenues due to the timing of the releases of Diablo III and World of Warcraft: Mists of Pandaria. On a non-GAAP basis, our sales through the digital online channels increased by $40 million, as compared to 2011, and our net revenues from digital online channels represented 32% of our total consolidated net revenues in 2012 as compared to 35% in 2011. This increase in sales from the digital online channels was primarily due to the releases of Diablo III and World of Warcraft: Mists of Pandaria.

        Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Current Generation of Game Consoles

        The current generation of game consoles began with Microsoft's launch of the Xbox 360 in November 2005, and continued in 2006 when Sony and Nintendo launched the PS3 and the Wii, respectively. The installed base of current generation hardware (i.e. Xbox 360, PS3 and Wii) in the U.S. and Europe was approximately 183 million units as of December 31, 2012, as compared to 166 million units at December 31, 2011, according to The NPD Group, with respect to North America, and GfK Chart-Track, with respect to Europe, representing an increase of 11% in units year-over-year. The installed base of PS3 and Xbox 360 hardware units increased 15% year-over-year, while the installed base of Wii hardware units increased 5% year-over-year. During the 2012 year-end holiday season, Nintendo released a new "next-generation" high-definition version console, the Wii U. On February 20, 2013, Sony announced that it intends to launch PlayStation 4, its next-generation computer entertainment system, by the 2013 year-end holiday buying season.

        We continually monitor console hardware sales, as well as the development of "next-generation" consoles. We manage our product delivery on each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development.

Conditions in the Retail Distribution Channels

        Conditions in the retail channels of the interactive entertainment industry remained challenging through 2012. In North America and Europe, retail sales within the industry experienced a combined overall decrease of approximately 21% in 2012, as compared to 2011, according to The NPD Group and GfK Chart-Track. The declines in the North America and European retail channels were impacted by fewer releases and catalog sales in 2012 as compared to 2011, as well as price declines over the prior year. In addition, the decline in sales to the retail channels continue to be more pronounced for casual titles on the Nintendo Wii and handheld platforms (down over 35% year-over-year), than titles on high-definition platforms (i.e., Xbox 360 and PS3).

        Despite the 21% decrease in retail sales for the overall industry, according to The NPD Group, GfK Chart-Track and the Company's internal estimates, the sales of the industry's top five titles (including accessory packs and figures) grew 1% in 2012, as compared to 2011. This has resulted in the further concentration of revenues in the top titles, particularly for high-definition platforms, which experienced year-over-year growth, while non-premier titles experienced declines. The Company's results have been less impacted by the general declining trends in retail compared to our competitors because of our greater focus on premier top titles and a more focused overall slate of titles.

Concentration of Top Titles

        The concentration of retail revenues among key core titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 30% of the sales in the U.S. video game industry in 2012 as compared to 26% in 2011. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. For example, our four largest franchises in 2012—Call of Duty, Diablo, Skylanders and World of Warcraft—accounted for approximately 83% of our net revenues, and a significantly higher percentage of our operating income, for the year.

        We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of the industry and our revenues and profits.

Seasonality

        The interactive entertainment industry is highly seasonal. We have historically experienced our highest sales volume in the year-end holiday buying season, which occurs in the fourth quarter. We defer the recognition of a significant amount of net revenue related to our software titles containing online functionality that constitutes a more-than-inconsequential separate service deliverable over an extended period of time (i.e., typically five months to less than a year). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors including, but not limited to, title release date, consumer demand, market conditions and shipment schedule.

Outlook

        Looking forward, the above discussed factors, such as the ongoing console transition, increasing concentration of top titles in the interactive entertainment industry, and a continuingly challenged global economy, might negatively impact our short-term results. In addition, 2013 compared to 2012 will be a difficult year-over-year comparison due to the highly successful launch of Diablo III in May 2012. We will continue to invest in our established franchises, as well as new titles we think have the potential to drive our growth over the long-term.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the Years Ended December 31,
	2012		2011		2010
Net revenues:
Product sales	$3,620	75%	$3,257	68%	$3,087	69%
Subscription, licensing, and other revenues	1,236	25	1,498	32	1,360	31

Total net revenues	4,856	100	4,755	100	4,447	100

Costs and expenses:
Cost of sales—product costs	1,116	23	1,134	24	1,350	31
Cost of sales—online subscriptions	263	5	255	5	250	5
Cost of sales—software royalties and amortization	194	4	218	5	338	8
Cost of sales—intellectual property licenses	89	2	165	3	197	4
Product development	604	12	629	14	626	14
Sales and marketing	578	12	545	11	516	12
General and administrative	561	12	456	10	375	8
Impairment of intangible assets	—	—	—	—	326	7
Restructuring	—	—	25	—	—	—

Total costs and expenses	3,405	70	3,427	72	3,978	89

Operating income	1,451	30	1,328	28	469	11
Investment and other income (expense), net	7	—	3	—	23	1

Income before income tax expense	1,458	30	1,331	28	492	12
Income tax expense	309	6	246	5	74	2

Net income	$1,149	24%	$1,085	23%	$418	10%

Operating Segment Results

        Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

        The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets, and impairment of intangible assets and goodwill. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and income before income tax expense from external customers and consolidated income before income tax expense for the years ended December 31, 2012, 2011, and 2010 are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010	Increase/ (decrease) 2012 v 2011	Increase/ (decrease) 2011 v 2010
Segment net revenues:
Activision	$3,072	$2,828	$2,769	$244	$59
Blizzard	1,609	1,243	1,656	366	(413)
Distribution	306	418	378	(112)	40

Operating segment net revenue total	4,987	4,489	4,803	498	(314)

Reconciliation to consolidated net revenues:
Net effect from changes in the deferral of net revenues	(131)	266	(356)	(397)	622

Consolidated net revenues	$4,856	$4,755	$4,447	$101	$308

Segment income from operations:
Activision	$970	$851	$511	$119	$340
Blizzard	717	496	850	221	(354)
Distribution	11	11	10	—	1

Operating segment income from operations total	1,698	1,358	1,371	340	(13)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from changes in the deferral of net revenues and related cost of sales	(91)	183	(319)	(274)	502
Stock-based compensation expense	(126)	(103)	(131)	(23)	28
Restructuring	—	(26)	(3)	26	(23)
Amortization of intangible assets	(30)	(72)	(123)	42	51
Impairment of goodwill/intangible assets	—	(12)	(326)	12	314

Consolidated operating income	1,451	1,328	469	123	859
Investment and other income (expense), net	7	3	23	4	(20)

Consolidated income before income tax expense	$1,458	$1,331	$492	$127	$839

        For better understanding of the differences in presentation between our segment results and the consolidated results, the following explains the nature of each reconciling item.

Net Effect from Deferral of Net Revenues and Related Cost of Sales

        We have determined that some of our game's online functionality represents an essential component of gameplay and as a result a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods, which may range from a minimum of five months to a maximum of less than a year. The related cost of sales is deferred and recognized as the related revenues are recognized. In the table on the previous page, we present the amount of net revenues and related cost of sales separately for each period as a result of this accounting treatment.

Stock-Based Compensation Expense

        We expense our stock-based awards using the grant date fair value over the vesting periods of the stock awards. In the case of liability awards, the liability is subject to revaluation based on the stock price at the end of the relevant period. Included within stock-based compensation are the net effects of capitalization, deferral, and amortization.

Restructuring

        On February 3, 2011, the Company's Board of Directors authorized a restructuring plan (the "2011 Restructuring") involving a focus on the development and publication of a reduced slate of titles on a going-forward basis. The 2011 Restructuring included the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead. The costs related to the 2011 Restructuring activities included severance costs, facility exit costs, and exit costs from the cancellation of projects. The 2011 Restructuring charges for the year ended December 31, 2011 were $25 million, which is reflected in a separate caption "Restructuring expenses" on our consolidated statement of operations. The 2011 Restructuring was completed as of December 31, 2011 and we do not expect to incur significant additional restructuring expenses relating thereto.

        In 2008, we implemented an organizational restructuring plan as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The costs related to the restructuring activities included severance costs, facility exit costs, write-offs of assets and liabilities and exit costs from the cancellation of projects. For the year ended December 31, 2011, expense related to the organizational restructuring was $1 million and has been reflected in the "General and administrative expense" in the consolidated statement of operations. The organizational restructuring activities as a result of the Business Combination were completed as of December 31, 2011 and we do not expect to incur additional restructuring expenses relating thereto.

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

Impairment of Goodwill/Intangible Assets

        We recorded a non-cash charge of $12 million related to the impairment of goodwill of our Distribution reporting unit for the year ended December 31, 2011, reflecting a continuing shift in the distribution of interactive entertainment software from retail distribution channels to digital distribution channels. Furthermore, we recorded a non-cash impairment charge on definite-lived intangible assets of $326 million for the year ended December 31, 2010, reflecting a continuing weaker environment for the casual game and music genres.

Segment Net Revenues

Activision

        Activision's net revenues increased for 2012 as compared to 2011, primarily due to revenues from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011). The increase was partially offset by lower revenues from the Call of Duty franchise primarily from lower catalog sales and lower revenues from downloadable content packs for Call of Duty: Modern Warfare 3, though these decreases were partially mitigated by the strong performance from Call of Duty: Black Ops II which launched in the fourth quarter of 2012.

        For 2011, net revenues from the Activision segment increased as compared to 2010 primarily due to: the strong performance of Call of Duty: Modern Warfare 3 and the strong digital revenue performance from the franchise; revenues from Skylanders Spyro's Adventure which successfully launched as a new intellectual property in the fourth quarter of 2011; the release of Lego Star Wars III, which we published on behalf of Lucas Arts in Europe and certain countries in Asia Pacific; and benefits from foreign exchange as compared to the prior year. The increase was partially offset by a more focused release schedule in 2011 than in 2010, and lower catalog sales of games in the music and casual games genre.

Blizzard

        Blizzard's net revenues increased for 2012 as compared to 2011, primarily due to the release of Diablo III in May 2012 and World of Warcraft: Mists of Pandaria in September 2012. The increase in net revenues was partially offset by lower subscription revenues from World of Warcraft due to a lower subscriber base.

        At December 31, 2012, the worldwide subscriber* base for World of Warcraft was approximately 9.6 million, down from a base of more than 10 million subscribers at September 30, 2012, and approximately 10.2 million subscribers at December 31, 2011, with the majority of the decline from the East (where the "East" includes China, Taiwan, and Korea, and the "West" includes North America, Europe and Latin America). With the launch of World of Warcraft: Cataclysm®, in the fourth quarter of 2010, the subscriber base reached a new peak at more than 12 million subscribers at December 31, 2010. Since that time, the subscriber base has trended downward. Looking forward, Blizzard Entertainment expects to continue to deliver new game content in all regions that is intended to further appeal to the gaming community.

*
World of Warcraft subscribers include individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, as well as those who have purchased the game and are within their free month of access. Internet Game Room players who have accessed the game over the last thirty days are also counted as subscribers. The above definition excludes all players under free promotional subscriptions, expired or cancelled subscriptions, and expired prepaid cards. Subscribers in licensees' territories are defined along the same rules.

        Blizzard's net revenues decreased for 2011 as compared to 2010 primarily as a result of no new titles released in 2011 as compared to 2010, when StarCraft II: Wings of Liberty was released in the third quarter and World of Warcraft: Cataclysm was released in the fourth quarter; and as a result of a decline in World of Warcraft's subscriber base during 2011. These decreases were partially offset by benefits from foreign exchange as compared to the prior year.

Distribution

        Distribution's net revenues decreased in 2012 as compared to 2011, primarily due to a weaker U.K. market.

        Distribution's net revenues increased in 2011 as compared to 2010, primarily due to additional customer sales opportunities in the U.K. and benefits from foreign exchange as compared to prior year.

Segment Income from Operations

Activision

        Activision's operating income increased in 2012 as compared to 2011, primarily due to higher net revenues as described above, and lower sales and marketing costs. The increase was partially offset by higher cost of sales as a result of higher net revenues, higher product development costs, and higher general and administrative costs, primarily resulting from legal-related expenses (including legal-related accruals, settlements and fees) and additional accrued bonuses reflecting our strong 2012 financial performance.

        Activision's operating income increased in 2011 as compared to 2010, primarily due to a more focused release of products that delivered higher operating margins; increased digital sales of Call of Duty's digital content, resulting in high operating margins; and reduction of operating expenses resulting from the 2011 Restructuring. These positive impacts on operating income were partially offset by an increase in sales and marketing expenses to support the launch of Skylanders Spyro's Adventure, Call of Duty: Modern Warfare 3 and Call of Duty Elite and additional litigation activities and settlement of lawsuits.

Blizzard

        Blizzard's operating income increased in 2012 as compared to 2011, primarily due to higher revenues as described above. The increase was partially offset by higher cost of sales as a result of higher net revenues, higher sales and marketing costs to support the launch of Diablo III and World of Warcraft: Mists of Pandaria, and higher general and administrative costs from additional accrued bonuses reflecting our strong 2012 financial performance.

        Blizzard's operating income decreased in 2011 as compared to 2010, primarily due to lower revenues as discussed above. These negative impacts on operating income were partially offset by a decrease in sales and marketing expenses, as higher sales and marketing expenses were incurred in 2010 to support the release of StarCraft II: Wings of Liberty in the third quarter and World of Warcraft: Cataclysm in the fourth quarter; and lower customer support costs incurred.

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

Results of Operations—Years Ended December 31, 2012, 2011, and 2010

Non-GAAP Financial Measures

        The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the years ended December 31, 2012, 2011, and 2010 (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010	Increase/ (decrease) 2012 v 2011	Increase/ (decrease) 2011 v 2010	% Change 2012 v 2011	% Change 2011 v 2010
GAAP net revenues by distribution channel
Retail channels	$3,013	$2,697	$2,629	$316	$68	12%	3%
Digital online channels(1)	1,537	1,640	1,440	(103)	200	(6)	14

Total Activision and Blizzard	4,550	4,337	4,069	213	268	5	7
Distribution	306	418	378	(112)	40	(27)	11

Total consolidated GAAP net revenues	4,856	4,755	4,447	101	308	2	7

Change in deferred net revenues(2)
Retail channels	69	(185)	251	254	(436)	(137)	(174)
Digital online channels(1)	62	(81)	105	143	(186)	(177)	(177)

Total changes in deferred net revenues	131	(266)	356	397	(622)	(149)	(175)

Non-GAAP net revenues by distribution channel
Retail channels	3,082	2,512	2,880	570	(368)	23	(13)
Digital online channels(1)	1,599	1,559	1,545	40	14	3	1

Total Activision and Blizzard	4,681	4,071	4,425	610	(354)	15	(8)
Distribution	306	418	378	(112)	40	(27)	11

Total non-GAAP net revenues(3)	$4,987	$4,489	$4,803	$498	$(314)	11%	(7)%

(1)
We currently define revenues from digital online channels as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products.

(2)
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

        The increase in GAAP net revenues from retail channels for 2012 as compared to 2011 was the result of sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011) and revenues from Diablo III and World of Warcraft: Mists of Pandaria. The increase was partially offset by lower catalog sales of Call of Duty and other titles, and lower catalog revenues generated from World of Warcraft: Cataclysm and Starcraft II: Wings of Liberty, which were released in 2010.

        The increase in GAAP net revenues from retail channels for 2011 as compared to 2010 was the result of the strong performance of the Call of Duty franchise, recognition of deferred revenues from the 2010 launches of StarCraft II: Wings of Liberty and World of Warcraft: Cataclysm, and revenues generated from the launch of Skylanders Spyro's Adventure, partially offset by the release of fewer key titles.

        The decrease in GAAP net revenues from digital online channels for 2012 as compared to 2011 was primarily due to lower revenues from World of Warcraft subscriptions and lower net revenues from Call of Duty downloadable content packs released in 2012 for Call of Duty: Modern Warfare 3, in comparison to downloadable content packs released in 2011 for Call of Duty®: Black Ops. The decrease was partially offset by the full game download sales of Diablo III and World of Warcraft: Mists of Pandaria, and revenues from Call of Duty Elite memberships.

        The increase in GAAP net revenues from digital online channels for 2011 as compared to 2010 was primarily due to the stronger performance and greater number of downloadable content packs for Call of Duty: Black Ops, which was released in 2011, as compared to the downloadable content packs for Call of Duty: Modern Warfare® 2 released in the prior year, and a higher number of full game downloads from the Call of Duty catalog titles. In addition, revenues generated from the World of Warcraft franchise, particularly from the digital release of World of Warcraft: Cataclysm in December 2010, as well as the digital release of StarCraft II: Wings of Liberty in July 2010, resulted in more deferred revenues recognized in 2011 as compared to 2010.

        The increase in non-GAAP net revenues from retail channels for 2012 as compared to 2011 was the result of sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011), Diablo III and World of Warcraft: Mists of Pandaria. The increase was partially offset by lower catalog sales of Call of Duty titles as well as other titles, and lower catalog revenues generated from World of Warcraft: Cataclysm and Starcraft II: Wings of Liberty, which were released in 2010.

        The decrease in non-GAAP net revenues from retail channels for 2011 as compared to 2010 was the result of our more focused slate, with the release of fewer key titles, and lower revenues generated from the casual "value" titles. The decrease was partially offset by the strong performance of the Call of Duty franchise and revenues generated from Skylanders Spyro's Adventure.

        The increase in non-GAAP net revenues from digital online channels for 2012 as compared to 2011 was attributable to sales of full game digital downloads from the launches of World of Warcraft: Mists of Pandaria and Diablo III (which were launched in 2012) and memberships revenues from Call of Duty Elite (which was launched in late November 2011). The increase was partially offset by lower revenues from World of Warcraft subscriptions and lower net revenues from Call of Duty downloadable content packs.

        The increase in non-GAAP net revenues from digital online channels for 2011 as compared to 2010 was attributable to the stronger performance and greater number of downloadable content packs released in 2011 for Call of Duty: Black Ops, versus downloadable map packs released in the prior year for Call of Duty: Modern Warfare 2, and a higher number of full game downloads from the Call of Duty catalog titles. This increase was partially offset by the unfavorable impact of the decrease in World of Warcraft's subscriber base, the decrease of full game downloads of World of Warcraft: Cataclysm, which was released in December 2010, and StarCraft II: Wings of Liberty, which was released in July 2010.

Consolidated Results

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region for the years ended December 31, 2012, 2011, and 2010 (amounts in millions):

	For the Years ended December 31,
	2012	2011	2010	Increase/ (decrease) 2012 v 2011	Increase/ (decrease) 2011 v 2010	% Change 2012 v 2011	% Change 2011 v 2010
Geographic region net revenues:
North America	$2,436	$2,405	$2,409	$31	$(4)	1%	—%
Europe	1,968	1,990	1,743	(22)	247	(1)	14
Asia Pacific	452	360	295	92	65	26	22

Consolidated net revenues	$4,856	$4,755	$4,447	$101	$308	2	7

        The increase/(decrease) in deferred revenues recognized by geographic region for the years ended December 31, 2012, 2011, and 2010 was as follows (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010	Increase/ (Decrease) 2012 v 2011	Increase/ (Decrease) 2011 v 2010
Deferred revenues recognized by geographic region:
North America	$(78)	$154	$(166)	$(232)	$320
Europe	(28)	104	(159)	(132)	263
Asia Pacific	(25)	8	(31)	(33)	39

Total impact on consolidated net revenues	(131)	266	(356)	(397)	622

        Consolidated net revenues from North America and Asia Pacific increased in 2012 as compared to 2011, primarily due to sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012, and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011), Diablo III and World of Warcraft: Mists of Pandaria. Sales of Diablo III accounted for the majority of the year-over-year increase in net revenues for the Asia Pacific region. The increase in consolidated net revenues from North America and Asia Pacific was partially offset by lower subscriptions revenues from World of Warcraft, lower catalog sales of Call of Duty titles as well as other titles, and lower catalog revenues generated from World of Warcraft: Cataclysm and Starcraft II: Wings of Liberty, which were released in 2010.

        Consolidated net revenues from Europe decreased slightly in 2012 as compared to 2011, primarily due to lower subscriptions revenues from World of Warcraft, lower catalog sales of Call of Duty titles as well as other titles, and lower catalog revenues generated from World of Warcraft: Cataclysm and from Starcraft II: Wings of Liberty, which were released in 2010, and lower revenues from our Distribution segment. The decrease was partially offset by sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011), Diablo III and World of Warcraft: Mists of Pandaria.

        Further, in Europe and certain countries in Asia Pacific, net revenues were also negatively impacted due to the fact that we published titles for Lucas Arts in 2011, such as Lego Star Wars III, while no comparable title was published in 2012.

        The decrease in deferred revenues recognized in all regions for the year ended December 31, 2012 as compared to 2011 was primarily attributable to lower World of Warcraft subscription revenues, lower sales of Call of Duty digital downloadable content packs and catalogs titles, and lower catalog sales of World of Warcraft: Cataclysm and Starcraft II: Wings of Liberty, as well as an increase in revenues deferred due to the launch of both Diablo III and World of Warcraft: Mists of Pandaria. The decrease was partially offset by the recognition of the deferred revenues from Call of Duty: Modern Warfare 3.

        Consolidated net revenues from Europe and Asia Pacific increased in 2011 as compared to 2010, primarily due to the success of Call of Duty catalog titles, stronger performance of downloadable content packs for Call of Duty: Black Ops and the release of World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in 2010, all of which resulted in increased revenues recognized in 2011 as compared to 2010. Further, the launch of Skylanders Spyro's Adventure and the increase in Distribution segment revenues in Europe contributed to the increase in consolidated net revenues. These increases were partially offset by the additional deferral of revenues as a result of greater sales from the launch of Call of Duty: Modern Warfare 3 in November 2011.

        Consolidated net revenues from North America decreased slightly in 2011 as compared to 2010, primarily due to the decrease in net revenues from music and casual titles and the greater sales from the launch of Call of Duty: Modern Warfare 3 which resulted in additional deferral of revenues. These decreases were almost entirely offset by the success of Call of Duty catalog titles, stronger performance of downloadable content packs for Call of Duty: Black Ops, the releases of World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in 2010, and the launch of Skylanders Spyro's Adventure, all of which resulted in increased revenues recognized in 2011 as compared to 2010.

        The releases of Call of Duty: Black Ops, World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty in 2010 were the primary reason why more deferred revenues were recognized during 2011 as compared to 2010 across all regions. This increase in the recognition of deferred revenues was partially offset by greater revenues deferred in 2011 as a result of the higher sales from the initial launch of Call of Duty: Modern Warfare 3 as compared to Call of Duty: Black Ops.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of approximately $114 million and a positive impact of approximately $100 million on Activision Blizzard's net revenues in 2012 and 2011, respectively. The change is primarily due to the year-over-year movements of the British pound, Euro and Australian dollar average rates relative to the U.S. dollar.

Net Revenues by Platform

        The following table details our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2012, 2011, and 2010 (amounts in millions):

	Year Ended December 31, 2012	% of total consolidated net revs.	Year Ended December 31, 2011	% of total consolidated net revs.	Year Ended December 31, 2010	% of total consolidated net revs.	Increase/ (decrease) 2012 v 2011	Increase/ (decrease) 2011 v 2010
Platform net revenues:
Online subscriptions(1)	$986	20%	$1,357	29%	$1,230	28%	$(371)	$127
PC and other(2)	1,214	25	374	8	325	7	840	49
Console
Sony PlayStation 3	876	18	948	20	889	20	(72)	59
Microsoft Xbox 360	1,019	21	1,140	24	1,033	23	(121)	107
Nintendo Wii and Wii U	291	6	351	7	408	9	(60)	(57)

Total console	2,186	45	2,439	51	2,330	52	(253)	109
Handheld	164	4	167	3	184	4	(3)	(17)

Total platform net revenues	4,550	94	4,337	91	4,069	91	213	268
Distribution	306	6	418	9	378	9	(112)	40

Total consolidated net revenues	$4,856	100%	$4,755	100%	$4,447	100%	$101	$308

        The increase/(decrease) in deferred revenues recognized by platform for the years ended December 31, 2012, 2011, and 2010 was as follows (amounts in millions):

	Years Ended December 31,
	2012	2011	2010	Increase/ (Decrease) 2012 v 2011	Increase/ (Decrease) 2011 v 2010
Increase/(decrease) in deferred revenues recognized by platform:
Online subscriptions(1)	$(85)	$202	$(191)	$(287)	$393
PC and other(2)	(36)	75	(81)	(111)	156
Console
Sony PlayStation 3	(30)	(36)	(77)	6	41
Microsoft Xbox 360	3	(43)	(15)	46	(28)
Nintendo Wii and Wii U	12	66	16	(54)	50

Total console	(15)	(13)	(76)	(2)	63

Nintendo 3DS and DS	5	2	(8)	3	10

Total impact on consolidated net revenues	$(131)	$266	$(356)	$(397)	$622

(1)
Revenues from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, value-added services, and revenues from Call of Duty Elite memberships.

(2)
Revenues from PC and other consists of net revenues from the sale of PC boxed products, Skylanders franchise standalone toys products, mobile sales and other physical merchandise and accessories.

        Net revenues from online subscriptions decreased in 2012 as compared to 2011, primarily as a result of lower World of Warcraft subscription revenues, and lower Blizzard catalog sales from World of Warcraft: Cataclysm, which was released in December 2010. The decrease was partially offset by revenues from Call of Duty Elite memberships and World of Warcraft: Mists of Pandaria. Net revenues from online subscriptions increased in 2011 as compared to 2010, primarily driven by the recognition of deferred revenues from the release of World of Warcraft: Cataclysm in December 2010 and from the sales of World of Warcraft's value-added services, partially offset by the unfavorable impact of World of Warcraft's declining subscriber base.

        Net revenues from PC and other significantly increased in 2012 as compared to 2011, primarily as a result of the sale of standalone toys and accessories from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011), and from sales of Diablo III. The increase was partially offset by the decrease in revenues from Starcraft II: Wings of Liberty, which was released in July 2010. Net revenues from PC and other increased in 2011 as compared to 2010, primarily due to the sale of standalone toys and accessories for Skylanders Spyro's Adventure, and the success of the Call of Duty franchise titles. The increase was partially offset by lower revenues from music and causal titles and no major release for PC and other in 2011 as compared to 2010, when StarCraft II: Wings of Liberty was released.

        Net revenues from PS3 and Xbox 360 decreased in 2012 as compared to 2011, primarily due to lower revenues from Call of Duty downloadable content packs and catalog sales, partially offset by sales from the Skylanders franchise. Net revenues from PS3 and Xbox 360 increased in 2011 as compared to 2010, primarily due to the launch of Skylanders Spyro's Adventure, the success of the Call of Duty franchise, and downloadable content packs for Call of Duty: Black Ops as compared to the downloadable content packs for Call of Duty: Modern Warfare 2. The increase was partially offset by the strong consumer demand at launch in November 2011 for Call of Duty: Modern Warfare 3, which resulted in additional deferral of revenues.

        Net revenues from Nintendo Wii and Wii U decreased in 2012 as compared to 2011, primarily due to overall weaker catalog sales and fewer comparable releases, partially offset by additional revenues from titles associated with the launch of the Wii U. Net revenues from the Nintendo Wii and handheld systems decreased in 2011 as compared to 2010 due to the release of fewer key titles than in 2010, and lower catalog sales of games in the music and casual games genres.

        The deferred revenues recognized for online subscriptions decreased in 2012 as compared to 2011, primarily due to revenues deferred from World of Warcraft: Mists of Pandaria, which launched on September 25, 2012, and lower revenues recognized from World of Warcraft: Cataclysm, which was released in December 2010, and was partially offset by additional revenues recognized from Call of Duty Elite memberships in 2012. The deferred revenues recognized for online subscriptions increased in 2011 as compared to 2010, primarily driven by the recognition of deferred revenues from the release of World of Warcraft: Cataclysm in December 2010 and from the sales of World of Warcraft's value-added services, partially offset by the unfavorable impact of World of Warcraft's declining subscriber base.

        The decrease in deferred revenues recognized for PC and other in 2012 as compared to 2011 was primarily related to revenues deferred from the successful launch of Diablo III on May 15, 2012 and a decrease in revenues recognized from catalog sales of StarCraft II: Wings of Liberty, which was released in July 2010. The deferred revenues recognized for PC and other increased in 2011 as compared to 2010, primarily related to the recognition of revenues of StarCraft II: Wings of Liberty, which was released in July 2010.

        The increase in deferred revenue recognized for Xbox 360 in 2012 as compared to 2011 was primarily due to less revenue deferred from Call of Duty: Black Ops II. The decrease in deferred revenue recognized for Xbox 360 in 2011 as compared to 2010, was primarily due to the revenues deferral from Call of Duty: Modern Warfare 3. The decreases in deferred revenues recognized for Nintendo Wii in 2012 as compared to 2011, primarily relate to overall weaker catalog sales and fewer comparable releases, and were partially offset by additional Wii U deferred revenues recognized. The increases in deferred revenues recognized for Nintendo Wii in 2011 as compared to 2010, primarily relate to recognition of revenues of our catalog sales of games in the music and casual games genres.

Costs and Expenses

Cost of Sales (amounts in millions)

        The following table details the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2012, 2011, and 2010 (amounts in millions):

	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Product costs	$1,116	23%	$1,134	24%	$1,350	31%	$(18)	$(216)
Online subscriptions	263	5	255	5	250	5	8	5
Software royalties and amortization	194	4	218	5	338	8	(24)	(120)
Intellectual property licenses	89	2	165	3	197	4	(76)	(32)

        Total cost of sales decreased in 2012 as compared to 2011, primarily due to a decrease in amortization of capitalized software development and intellectual property license costs as we had fewer titles released during 2012; a decrease in amortization of intangible assets due to decreasing intangible assets balances year-over-year; and lower product costs from our Distribution segment due to lower revenues. These decreases in cost of sales were partially offset by higher product costs from our Publishing and Blizzard segments due to higher revenues.

        Total cost of sales decreased in 2011 as compared to 2010, primarily due to the continued change in mix for products with fewer hardware peripherals, and accordingly lower product costs; an increasing number of products distributed through digital online channels; a decrease in inventory obsolescence charges, as the prior year included higher inventory obsolescence charges relating to peripherals; a decrease in amortization of capitalized software development and intellectual property license costs as we had fewer titles released during 2011; and a decrease in amortization of intangible assets. These decreases in cost of sales were partially offset by more deferred costs recognized, consistent with more deferred revenues recognized, during 2011 as compared to 2010; and higher product costs from our Distribution segment revenues associated with higher revenues.

Product Development (amounts in millions)

	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Product development	$604	12%	$629	14%	$626	14%	$(25)	$3

        For 2012, product development costs decreased as compared to 2011, principally due to higher capitalization in 2012 of our overall product development costs related to future titles and the timing at which these titles reached technical feasibility and lower stock option expenses. Additionally, product development costs in 2011 included larger amounts written off, due to the cancellation of games under development, than in 2012. The decrease was partially offset by higher studio-related bonuses reflecting our strong 2012 financial performance.

        For 2011, product development costs increased slightly as compared to 2010, principally due to lower capitalization of our overall product development costs related to future titles and higher accrued studio-related bonuses. This increase in product development expense was partially offset by the benefits realized from our 2011 Restructuring, which involved a focus on reducing the number of titles in development and publication, including the discontinuation of the development of music-based games. Additionally, product development costs in 2011 included amounts written off due to the cancellation of a future game under development; however, the write-off of capitalized software development was slightly less than in 2010.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Sales and marketing	$578	12%	$545	11%	$516	12%	$33	$29

        Sales and marketing expenses increased in 2012 as compared to 2011, primarily due to increased spending on sales and marketing activities to support the launches of Diablo III and World of Warcraft: Mists of Pandaria, as well as continued investments in our Skylanders franchise.

        Sales and marketing expenses increased in 2011 as compared to 2010, primarily due to increased spending on sales and marketing activities to support the launch of Skylanders Spyro's Adventure, Call of Duty: Modern Warfare 3 and Call of Duty Elite in the fourth quarter of 2011.

General and Administrative (amounts in millions)

	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
General and administrative	$561	12%	$456	10%	$375	8%	$105	$81

        General and administrative expenses increased in 2012 as compared to 2011, primarily due to higher legal-related expenses (including legal-related accruals, settlements and fees), stock-based compensation expenses and additional accrued bonuses reflecting our strong 2012 financial performance.

        General and administrative expenses increased in 2011 as compared to 2010, primarily due to higher legal expenses incurred from additional litigation activities and settlement of lawsuits, the impairment of our Distribution segment's goodwill and higher depreciation expense and facilities costs.

Impairment of Intangible Assets (amounts in millions)

	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Impairment of intangible assets	$—	—%	$—	—%	$326	7%	$—	$(326)

        There was no impairment of intangible assets for the years ended December 31, 2012 and 2011.

        In the fourth quarter of 2010, as a result of the franchise and industry results of the holiday season, we significantly revised our outlook for the retail sales of software. Further, with the impact of the continued economic downturn on our industry in 2010 and the change in the buying habits of casual consumers, we reassessed our overall expectations with respect to our future sales of certain games titles. We considered these economic changes during our planning process for 2011 that we conducted during the months of November and December, 2010, which resulted in a strategy change to, among other things, focus on fewer title releases in the casual and music genres. As a result, we updated our future projected revenue streams for our franchises in the casual and music genres. We performed recoverability and, where applicable, impairment tests on the related intangible assets in accordance with ASC Subtopic 360-10. Based on the analysis performed, we recorded impairment charges of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively, for 2010 within our Activision segment. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2010.

Restructuring (amounts in millions)

	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Restructuring	$—	—%	$25	—%	$—	—%	$(25)	$25

        There were no material restructuring expenses for the year ended December 31, 2012.

        On February 3, 2011, the Company's Board of Directors authorized the 2011 Restructuring. The 2011 Restructuring focused on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead. The costs related to the 2011 Restructuring activities included severance costs, facility exit costs, and exit costs from the cancellation of projects. The 2011 Restructuring was completed as of December 31, 2011 and we do not expect to incur additional restructuring expenses relating thereto. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more detail and a roll forward of the restructuring liability that includes the beginning and ending liability, costs incurred, cash payments and non-cash write downs.

        In 2008, we implemented an organizational restructuring plan as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The restructuring activities included severance costs, facility exit costs, write offs of assets and liabilities and exit costs from the cancellation of projects. At December 31, 2010, we had completed our organizational restructuring activities as a result of the Business Combination. Restructuring expenses during year ended December 31, 2011 and 2010 associated to this plan were immaterial and were recorded within the "General and administrative expense" in our consolidated statements of operations.

Investment and Other Income (Expense), Net (amounts in millions)

	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Year Ended December 31, 2010	% of consolidated net revs.	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Investment and other income (expense), net	$7	—%	$3	—%	$23	1%	$4	$(20)

        Investment and other income (expense), net, increased in 2012 as compared to 2011. The increase is primarily due to the net realized gain on our foreign exchange contracts of $2 million in 2012 as compared to a $7 million loss in 2011. However, during 2012, we experienced lower yields on our investments, which partially offset the increase.

        Investment and other income (expense), net, decreased in 2011 as compared to 2010. During 2011, we recorded higher yields generated from our cash and investment balances, which was partially offset by a higher realized loss from foreign exchange contracts, as compared to 2010. Further, the majority of Investment and other income (expense), net, in 2010 related to the reduction in fair value of a financial liability relating to a contingent earn-out liability from a previous acquisition and there was no such item during 2011.

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2012	% of Pretax income	Year Ended December 31, 2011	% of Pretax income	Year Ended December 31, 2010	% of Pretax income	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Income tax expense	$309	21.2%	$246	18.5%	$74	15.0%	$63	$172

        For 2012, the Company's income before income tax expense was $1.46 billion. Our income tax expense of $309 million resulted in an effective tax rate of 21.2%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% is due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of California research and development credits, the federal domestic production deduction, and a tax benefit resulting from a federal income tax audit settlement allocated to us by a subsidiary of Vivendi S.A. ("Vivendi"), as further discussed below.

        For 2011, the Company's income before income tax expense was $1.3 billion. Our income tax expense of $246 million resulted in an effective tax rate of 18.5%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% is due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of federal and California research and development credits, the federal domestic production deduction and a favorable impact from discrete items recognized in connection with the filing of our 2010 tax returns.

        In 2012 and 2011, our U.S. income before income tax expense was $668 million and $623 million, respectively, and comprised 46% and 47%, respectively, of our consolidated income before income tax expense. In 2012 and 2011, the foreign income before income tax expense was $790 million and $708 million, respectively, and comprised 54% and 53%, respectively, of our consolidated income before income tax expense. In 2012 and 2011, the impact of earnings taxed at lower rates in foreign jurisdictions versus our U.S. federal statutory tax rate was 17% and 15%, respectively.

        As previously disclosed, on July 9, 2008, the Business Combination occurred among Vivendi, the Company and certain of their respective subsidiaries pursuant to which Vivendi Games, then a member of the consolidated U.S. tax group of Vivendi's subsidiary, Vivendi Holdings I Corp. ("VHI"), became a subsidiary of the Company. As a result of the business combination, the favorable tax attributes of Vivendi Games carried forward to the Company. In late August 2012, VHI settled a federal income tax audit with the Internal Revenue Service ("IRS") for the tax years ended December 31, 2002, 2003, and 2004. In connection with the settlement agreement, VHI's consolidated federal net operating loss carryovers were adjusted and allocated to various companies that were part of its consolidated group during the relevant periods. This allocation resulted in a $132 million federal net operating loss allocation to Vivendi Games. In September 2012, the Company filed an amended tax return for its December 31, 2008 tax year to utilize these additional federal net operating losses allocated as a result of the aforementioned settlement, resulting in the recording of a one-time tax benefit of $46 million. Prior to the settlement, and given the uncertainty of the VHI audit, the Company had insufficient information to allow it to record or disclose any information related to the audit until the quarter ended September 30, 2012, as disclosed in the Company's Form 10-Q for that period.

        Vivendi Games results for the period January 1, 2008 through July 2009 are included in the consolidated federal and certain foreign state and local income tax returns files by Vivendi or its affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games tax years 2005 through 2008 remain open to examination by the major taxing authorities. The IRS is currently examining Vivendi Games tax returns for the 2005 through 2008 tax years.

        Activision Blizzard's tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2008 and 2009 tax years. The Company also has several state and non-U.S. audits pending.

        Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of our management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development ("R&D") tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and is now scheduled to expire on December 31, 2013. The Company will record the impact of the extension of the R&D tax credit related to the tax year ended December 31, 2012, as a discrete item the first quarter of 2013. The impact of the extension of the R&D tax credit is expected to result in a tax benefit of approximately $11 million related to the tax year ended December 31, 2012.

        The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pretax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates.

        A more detailed analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $67 million and a positive impact of $49 million on Activision Blizzard's consolidated operating income in 2012 and 2011, respectively. The change is primarily due to the strengthening of the British pound, Euro and Australian dollar average rates relative to the U.S. dollar.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2012	2011	Increase (Decrease) 2012 v 2011
Cash and cash equivalents	$3,959	$3,165	$794
Short-term investments	416	360	56

	$4,375	$3,525	$850

Percentage of total assets	31%	27%

	For the Years Ended December 31,
	2012	2011	2010	Increase (Decrease) 2012 v 2011	Increase (Decrease) 2011 v 2010
Cash flows provided by operating activities	$1,345	$952	$1,376	$393	$(424)
Cash flows provided by (used in) investing activities	(124)	266	(312)	(390)	578
Cash flows used in financing activities	(497)	(808)	(1,053)	311	245
Effect of foreign exchange rate changes	70	(57)	33	127	(90)

Net increase in cash and cash equivalents	$794	$353	$44	$441	$309

Cash Flows Provided by Operating Activities

        The primary drivers of cash flows provided by operating activities included the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments to third-party developers and intellectual property holders, tax liabilities, and payments to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscribers and investment in software development and intellectual property licenses.

        Cash flows provided by operating activities were higher for 2012 as compared to 2011, and were lower for 2011 as compared to 2010. Our source of cash inflow varies with our release schedule. For example, Blizzard's major releases of StarCraft II and World of Warcraft: Cataclysm during 2010, and Blizzard's major releases of Diablo III and World of Warcraft: Mist of Pandaria during 2012 contributed to the higher cash inflows for 2010 and 2012 as compared to 2011, when there were no major releases from Blizzard. Additionally, the strong performance of Activision's Skylanders franchise and Call of Duty: Black Ops II contributed to strong operating cash flows in 2012.

Cash Flows Provided by (Used in) Investing Activities

        The primary drivers of cash flows used in investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments.

        Cash flows provided by investing activities were lower for 2012 as compared to 2011, primarily due to decreased proceeds from the maturity of investments, partially offset by higher purchases of short-term investments. In 2012, proceeds from the maturity of investments were $444 million, the majority of which consisted of U.S. treasury and other government agency securities, while the purchase of short-term investments totaled $503 million. Further, capital expenditures, primarily related to property and equipment, were $73 million.

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

Cash Flows Used in Financing Activities

        The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, payment of dividends and the repurchase of our common stock. We have not historically utilized debt financing as a source of cash flows although we may do so in the future.

        Cash flows used in financing activities were lower for 2012 as compared to 2011, primarily due to decreased share repurchase activities. Cash flows used in financing activities for the year ended December 31, 2012 primarily reflected an aggregate cash payment of $204 million to holders of our common stock and restricted stock units in connection with our annual dividend. In addition, cash flows used in financing activities for the year ended December 31, 2012 reflect the repurchase of $315 million of our common stock and the payment of $16 million in taxes relating to the vesting of employees' restricted stock rights. The repurchases and dividend payments were partially offset by $33 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises.

        Cash flows used in financing activities were lower for 2011 as compared to 2010, primarily due to decreased share repurchase activities. Cash flows used in financing activities for the year ended December 31, 2011 primarily reflected an aggregate cash payment of $194 million to holders of our common stock and restricted stock units in connection with our annual dividend. In addition, cash flows used in financing activities for the year ended December 31, 2011 reflect the repurchase of $692 million of our common stock, as compared to the repurchase of $959 million for the year ended December 31, 2010.

Other Liquidity and Capital Resources

        Our primary sources of liquidity are cash and cash equivalents and investments and cash flows provided by operating activities. With our cash and cash equivalents and investments of $4.4 billion and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations for the foreseeable future. We also believe that we have sufficient working capital ($3.6 billion at December 31, 2012) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment, the development, production, marketing and sale of new products, the provision of customer service for our subscribers, the acquisition of intellectual property rights for future products from third parties, and to fund our stock repurchase program and dividends.

        As of December 31, 2012, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.6 billion, compared with $1.6 billion as of December 31, 2011. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        We are considering, or may consider during 2013, substantial stock repurchases, dividends, acquisitions, licensing or other non-ordinary course transactions, and significant debt financings relating thereto.

Capital Expenditures

        We made capital expenditures of $73 million in 2012, as compared to $72 million in 2011. In 2013, we anticipate total capital expenditures of approximately $85 million. Capital expenditures are expected to be primarily for computer hardware and software purchases.

Commitments

        In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2012 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Total
For the year ending December 31,
2013	33	119	58	210
2014	31	5	51	87
2015	22	1	—	23
2016	18	—	6	24
2017	17	—	6	23
Thereafter	52	3	—	55

Total	173	128	121	422

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2012, we had $207 million of unrecognized tax benefits, of which $197 million was included in "Other Liabilities" and $10 million was included in "Accrued Expenses and Other Liabilities" in the consolidated balance sheets.

Off-balance Sheet Arrangements

        At December 31, 2012 and 2011, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as "structured finance" or "special purpose" entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

Financial Disclosure

        We maintain internal control over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We also are focused on our "disclosure controls and procedures," which as defined by the Securities and Exchange Commission (the "SEC"), are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC's rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The estimates and assumptions discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management's judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates and assumptions are described in the following paragraphs.

Revenue Recognition including Revenue Arrangements with Multiple Deliverables

        On January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard, as amended, is referred to herein as the "new accounting principles"). The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the consideration received for an arrangement to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes. Our assessment of deliverables and units of accounting does not change under the new accounting principles.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the years ended December 31, 2012 and 2011. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, the adoption of the new accounting standard has not had a material impact on our financial statements.

        Overall, we recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a "street date" (i.e., the earliest date these products may be sold by retailers). For these products we recognize revenue on the later of the street date or the date the product is sold to our customer. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as a digital download of a title with product add-ons, when it is released.

        When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, which, when we do, is principally because of its importance to gameplay, we consider our performance obligations for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we recognize all of the software-related revenue from the sale of any such title ratably over the estimated service period of such title. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

        Determining whether the online functionality for a particular game constitutes more than an inconsequential deliverable, as well as the estimated service periods and product life over which to recognize the revenue and related costs of sales, is subjective and require management's judgment.

        We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service period beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales," whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing, and other revenues."

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

        Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period based on estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs;

and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2012 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $3 million.

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

        We regularly review inventory quantities on-hand and in the retail channels. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess and dependent on market conditions. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with the Financial Accounting Standards Board ("FASB") guidance for the costs of computer software to be sold, leased, or otherwise marketed ("Accounting Standards Codification ("ASC") Subtopic 985-20"). Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, we expense, as part of "Cost of sales—software royalties and amortization," capitalized costs if and when we believe such amounts are not recoverable. Capitalized costs for those products that are cancelled or expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

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

        We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based. Further, as many of our capitalized intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

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

Income Taxes

        We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with FASB income tax guidance ("ASC Topic 740"), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of "more likely than not" that they will be realized in the future, a valuation allowance is recorded.

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to tax expenses in the period such determination is made. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC Topic 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our business and results of operations in an interim period in which the uncertainties are ultimately resolved.

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

        Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by differences between amounts included in our tax filings and the estimate of such amounts included in our tax expenses; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

        There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (that is, the risk premium). Determining these cash flow estimates is inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

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

        Assessment of Impairment of Assets.    Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with FASB literature related to accounting for the impairment or disposal of long-lived assets within ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        During 2010, we recorded an impairment charge of $326 million to our definite-lived intangible assets. See Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the determination of the impairment charges recorded for the year ended December 31, 2010. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2012 and 2011.

        FASB literature related to the accounting for goodwill and other intangibles within ASC Topic 350 provides companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. ASC Topic 350 requires that the impairment test be performed at least annually by applying a fair-value-based test. The qualitative assessment is optional. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

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

        Fair value of our reporting units is determined using an income approach based on discounted cash flow models. In determining the fair value of our reporting units, we assumed a discount rate of approximately 10.5%. The estimated fair value of the Activision Publishing reporting unit exceeded its carrying value by approximately $3 billion or at least 25% as of December 31, 2012. The estimated fair value of the Blizzard reporting unit substantially exceeded its carrying value as of December 31, 2012. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance, and changes in economic conditions could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2012 and 2011 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 10.5%, and royalty saving rates of approximately 1.5%. A one percentage point increase in the discount rate would not yield an impairment charge to our trade names. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

Stock-Based Compensation

        Stock-based compensation expense is recognized during the requisite service periods (that is, the period for which the employee is being compensated) and is based on the value of stock-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

        We generally determine the fair value of restricted stock rights (including restricted stock units, restricted stock awards and performance shares) based on the closing market price of the Company's common stock on the date of grant. Certain restricted stock rights granted to our employees and senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based restricted stock rights at the closing market price of the Company's common stock on the date of grant. Each quarter, we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock rights over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based restricted stock rights at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock rights at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock rights at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

        For a detailed discussion of the application of these and other accounting policies see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Indefinite-lived intangible assets impairment

        In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance does not have a material impact on our consolidated financial statements.

Balance sheet offsetting disclosures

        In December 2011, the FASB issued authoritative guidance on the disclosure of financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement and should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance does not have a material impact on our consolidated financial statements.

Reclassification of accumulated other comprehensive loss

        In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance does not have a material impact on our consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won and Swedish krona. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less. Vivendi is our principal counterparty and the risks of counterparty non-performance associated with these contracts are not considered to be material. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as "Other current assets" or "Other current liabilities" in our consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in "Investment and other income (expense), net" and "General and administrative expense" in the consolidated statements of operations.

        The gross notional amount of outstanding foreign exchange swaps was $355 million and $85 million at December 31, 2012 and 2011, respectively. Pretax net unrealized losses of less than $1 million and $1 million for the years ended 2012 and 2011, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the consolidated statements of operations. Pretax realized gains of $5 million and less than $1 million were recognized in "General and administrative expenses" at December 31, 2012 and 2011, respectively.

        The consolidated statements of operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses and net income from our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We recognized a realized gain of $2 million for the year ended December 31, 2012 from the settlement of the hedging foreign exchange contracts and there was no outstanding foreign exchange contract hedging translation risk as of December 31, 2012. In the absence of the hedging activities described above, as of December 31, 2012, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines in our net income of approximately $100 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. Our investment portfolio consists primarily of money market funds that invest in highly rated government backed securities, highly rated commercial paper, and debt instruments with high credit quality and relatively short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer term securities. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. At December 31, 2012, our $4.0 billion of cash and cash equivalents were comprised primarily of money market funds. At December 31, 2012, our $416 million of short-term investments included $387 million of U.S. treasury and government sponsored agency debt securities, $18 million of restricted cash, and $11 million of corporate bonds. We had $8 million in auction rate securities at fair value classified as "Long-term investments" at December 31, 2012. The Company has determined that, based on the composition of our investment portfolio as of December 31, 2012, there was no material interest rate risk exposure to the Company's consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2012, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2012, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this annual report on Form 10-K.

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

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders entitled "Proposal 1—Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct," "Corporate Governance Matters—Board of Directors and Committees—Board Committees" and "Corporate Governance Matters—Stockholder Recommendation of Directors" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders entitled "Executive Compensation" and "Director Compensation" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders entitled "Audit-Related Matters" to be filed with the Securities and Exchange Commission.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 74 herein.
2.
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the calendar years ended December 31, 2012, 2011, and 2010 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
Schedule II—Valuation and Qualifying Accounts
Other financial statement schedules are omitted because the information called for is not applicable or is shown either in the Consolidated Financial Statements or the Notes thereto.
3.
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2013

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PHILIPPE G. H. CAPRON (Philippe G. H. Capron)	Chairman and Director	February 22, 2013
By:	/s/ JEAN-YVES CHARLIER (Jean-Yves Charlier)	Director	February 22, 2013
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 22, 2013
By:	/s/ FRÉDÉRIC R. CRÉPIN (Frédéric R. Crépin)	Director	February 22, 2013
By:	/s/ JEAN-FRANCOIS DUBOS (Jean-François Dubos)	Director	February 22, 2013
By:	/s/ DENNIS DURKIN (Dennis Durkin)	Chief Financial Officer and Principal Financial Officer	February 22, 2013
By:	/s/ LUCIAN GRAINGE (Lucian Grainge)	Director	February 22, 2013

By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	February 22, 2013
By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	February 22, 2013
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 22, 2013
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	February 22, 2013
By:	/s/ RÉGIS TURRINI (Régis Turrini)	Director	February 22, 2013
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer and Principal Accounting Officer	February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2013

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2012	At December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$3,959	$3,165
Short-term investments	416	360
Accounts receivable, net of allowances of $332 and $300 at
December 31, 2012 and 2011, respectively	707	649
Inventories, net	209	144
Software development	164	137
Intellectual property licenses	11	22
Deferred income taxes, net	487	507
Other current assets	321	396

Total current assets	6,274	5,380
Long-term investments	8	16
Software development	129	62
Intellectual property licenses	30	12
Property and equipment, net	141	163
Other assets	11	12
Intangible assets, net	68	88
Trademark and trade names	433	433
Goodwill	7,106	7,111

Total assets	$14,200	$13,277

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$343	$390
Deferred revenues	1,657	1,472
Accrued expenses and other liabilities	652	694

Total current liabilities	2,652	2,556
Deferred income taxes, net	25	55
Other liabilities	206	174

Total liabilities	2,883	2,785

Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,111,606,087 and 1,133,391,371 shares issued at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	9,450	9,616
Retained earnings	1,893	948
Accumulated other comprehensive loss	(26)	(72)

Total shareholders' equity	11,317	10,492

Total liabilities and shareholders' equity	$14,200	$13,277

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Net revenues
Product sales	$3,620	$3,257	$3,087
Subscription, licensing, and other revenues	1,236	1,498	1,360

Total net revenues	4,856	4,755	4,447
Costs and expenses
Cost of sales—product costs	1,116	1,134	1,350
Cost of sales—online subscriptions	263	255	250
Cost of sales—software royalties and amortization	194	218	338
Cost of sales—intellectual property licenses	89	165	197
Product development	604	629	626
Sales and marketing	578	545	516
General and administrative	561	456	375
Impairment of intangible assets	—	—	326
Restructuring	—	25	—

Total costs and expenses	3,405	3,427	3,978

Operating income	1,451	1,328	469
Investment and other income (expense), net	7	3	23

Income before income tax expense	1,458	1,331	492
Income tax expense	309	246	74

Net income	$1,149	$1,085	$418

Earnings per common share
Basic	$1.01	$0.93	$0.34

Diluted	$1.01	$0.92	$0.33

Weighted-average number of shares outstanding
Basic	1,112	1,148	1,222
Diluted	1,118	1,156	1,236
Dividends per common share	$0.18	$0.165	$0.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Year Ended December 31,
	2012	2011	2010
Net income	$1,149	$1,085	$418
Other comprehensive income (loss):
Foreign currency translation adjustment	46	(61)	11
Unrealized gains on investments, net of deferred income taxes of $0 million, $1 million, and $1 million for the years ended December 31, 2012, 2011, and 2010, respectively	—	2	—

Other comprehensive income (loss)	$46	$(59)	$11

Comprehensive income	$1,195	$1,026	$429

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2012, 2011, and 2010

(Amounts and shares in millions)

	Common Stock			Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital					Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2009	1,364	$—	$12,376	(114)	$(1,235)	$(361)	$(24)	$10,756
Components of comprehensive income:
Net income	—	—	—	—	—	418	—	418
Other comprehensive income	—	—	—	—	—	—	11	11
Issuance of common stock pursuant to employee stock options	16	—	81	—	—	—	—	81
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—	—	—
Restricted stocks surrendered for employees' tax liability	(1)	—	(8)	—	—	—	—	(8)
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	100	—	—	—	—	100
Return of capital to Vivendi related to taxes (see Note 15)	—	—	(7)	—	—	—	—	(7)
Dividends ($0.15 per common share)	—	—	(189)	—	—	—	—	(189)
Shares repurchased (see Note 19)	—	—	—	(85)	(959)	—	—	(959)

Balance at December 31, 2010	1,382	$—	$12,353	(199)	$(2,194)	$57	$(13)	$10,203
Components of comprehensive income:
Net income	—	—	—	—	—	1,085	—	1,085
Other comprehensive income	—	—	—	—	—	—	(59)	(59)
Issuance of common stock pursuant to employee stock options	9	—	69	—	—	—	—	69
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	(15)	—	—	—	—	(15)
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	95	—	—	—	—	95
Dividends ($0.165 per common share)	—	—	—	—	—	(194)	—	(194)
Shares repurchased (see Note 19)	—	—	—	(61)	(692)	—	—	(692)
Retirement of treasury shares	(260)	—	(2,886)	260	2,886	—	—	—

Balance at December 31, 2011	1,133	$—	$9,616	—	$—	$948	$(72)	$10,492
Components of comprehensive income:
Net income	—	—	—	—	—	1,149	—	1,149
Other comprehensive income	—	—	—	—	—	—	46	46
Issuance of common stock pursuant to employee stock options	5	—	33	—	—	—	—	33
Issuance of common stock pursuant to restricted stock rights	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	(16)	—	—	—	—	(16)
Forfeiture of restricted stock rights	(3)	—	—	—	—	—	—	—
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	132	—	—	—	—	132
Dividends ($0.18 per common share)	—	—	—	—	—	(204)	—	(204)
Shares repurchased (see Note 19)	—	—	—	(26)	(315)	—	—	(315)
Retirement of treasury shares	(26)	—	(315)	26	315	—	—	—

Balance at December 31, 2012	1,112	$—	$9,450	—	$—	$1,893	$(26)	$11,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,149	$1,085	$418
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10)	75	(278)
Impairment of goodwill and intangible assets (see Notes 10 and 11)	—	12	326
Depreciation and amortization	120	148	198
Loss on disposal of property and equipment	1	4	1
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	208	287	319
Stock-based compensation expense (2)	126	103	131
Excess tax benefits from stock option exercises	(5)	(24)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(46)	13	43
Inventories, net	(62)	(34)	124
Software development and intellectual property licenses	(301)	(254)	(313)
Other assets	88	(67)	17
Deferred revenues	153	(248)	293
Accounts payable	(54)	31	70
Accrued expenses and other liabilities	(22)	(179)	49

Net cash provided by operating activities	1,345	952	1,376

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	444	740	519
Proceeds from maturities of auction rate securities classified as trading securities	—	—	61
Proceeds from auction rate securities called at par	10	10	—
Payment of contingent consideration	—	(3)	(4)
Purchases of available-for-sale investments	(503)	(417)	(800)
Capital expenditures	(73)	(72)	(97)
(Increase) decrease in restricted cash	(2)	8	9

Net cash (used in) provided by investing activities	(124)	266	(312)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	33	69	81
Tax payment related to net share settlements of restricted stock rights	(16)	(15)	(8)
Repurchase of common stock	(315)	(692)	(959)
Dividends paid	(204)	(194)	(189)
Excess tax benefits from stock option exercises	5	24	22

Net cash used in financing activities	(497)	(808)	(1,053)

Effect of foreign exchange rate changes on cash and cash equivalents	70	(57)	33

Net increase in cash and cash equivalents	794	353	44
Cash and cash equivalents at beginning of period	3,165	2,812	2,768

Cash and cash equivalents at end of period	$3,959	$3,165	$2,812

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Business Combination

Description of Business

        Activision Blizzard, Inc. is a worldwide online, personal computer ("PC"), video game console, tablet, handheld, and mobile game publisher. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We maintain significant operations in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

        The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol "ATVI." Vivendi S.A. ("Vivendi") owned approximately 62% of Activision Blizzard's outstanding common stock at December 31, 2012.

        Based upon our current organizational structure, we operate three operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive entertainment. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. ("Sony") PlayStation 3 ("PS3"), Nintendo Co. Ltd. ("Nintendo") Wii ("Wii") and Nintendo Wii U ("Wii U"), and Microsoft Corporation ("Microsoft") Xbox 360 ("Xbox 360") console systems; the Nintendo Dual Screen ("DS") and Nintendo 3DS (3DS") handheld game systems; the PC; and other handheld and mobile devices.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions (which consist of fees from individuals playing World of Warcraft), sales of prepaid subscription cards, and revenue from value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay, retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo®III, and StarCraft® II products.

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

Results of Adjustment

        We identified through our internal processes that, in previous years, we erroneously over-recognized revenue for a country in our Europe region. As reported in the Quarterly Report on Form 10-Q for the second quarter of 2012, we performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years' financial statements as well as full-year 2012 financial statements. As such, during the year ended December 31, 2012, we recorded an adjustment to reduce "Net revenues" and "Operating income" by $11 million in our consolidated statements of operations, and similarly reduced "Net revenues" and "Income from operations before income tax expenses" in our Blizzard segment, Europe region, and online subscriptions as presented in footnote 13 of the notes to consolidated financial statements by $11 million. There was no impact to operating cash flows. The adjustment increased the "Deferred revenues" on our consolidated balance sheet and represents a correction of an error. The $11 million adjustment related to prior periods as follows: (i) approximately $1 million for the quarter ended March 31, 2012 and the year ended December 31, 2012; (ii) approximately $1 million for each quarter of 2011 (totaling approximately $4 million for the year ended December 31, 2011); (iii) $2 million for the year ended December 31, 2010; and (iv) approximately $4 million for periods prior to the year ended December 31, 2010. "Net income" for the year ended December 31, 2012 decreased by approximately $8 million, or less than $0.01 earnings per basic and diluted share, as a result of recording this adjustment.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        We consider all money market funds and highly liquid investments with original maturities of three months or less at the time of purchase to be "Cash and cash equivalents."

Investment Securities

        Investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and reported as a component of "Other comprehensive income (loss)."

        Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified as "Short-term investments." In addition, investments with maturities beyond one year may be classified as "Short-term investments" if they are highly liquid in nature and represent the investment of cash that is available for current operations.

        The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in "Investment and other income (expense), net" in the consolidated statements of operations.

        The Company's investments include auction rate securities ("ARS"). These ARS are variable rate bonds tied to short-term interest rates with long-term maturities. ARS have interest rates which reset through a modified Dutch auction at predetermined short-term intervals, typically every 7, 28, or 35 days. Interest on ARS is generally paid at the end of each auction process and is based upon the interest rate determined for the prior auction. Our ARS are highly rated, and are partially collateralized by student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Our investments in ARS are not material to our consolidated financial statements.

  Restricted Cash—Compensating Balances

        Restricted cash is included within "Short-term investments" on the consolidated balance sheets. The majority of our restricted cash relates to a standby letter of credit required by one of our inventory manufacturers so that we can qualify for certain payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain with the issuing bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but have not yet been reimbursed.

  Financial Instruments

        The carrying amount of "Cash and cash equivalents," "Accounts receivable," "Accounts payable," and "Accrued expenses" substantively approximate fair value due to the short-term nature of these accounts. Our investments in U.S. treasuries, government agency securities, and corporate bonds are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. ARS are carried at fair value, which is estimated using an income-approach model (specifically, a discounted cash-flow analysis).

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Derivative instruments, primarily foreign exchange contracts, are reported at fair value in "Other assets" or "Other liabilities" in the consolidated balance sheets. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        Activision Blizzard transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We utilize foreign exchange forward contracts and swaps, with maturities of generally less than one year, to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities. Activision Blizzard does not use derivatives for speculative or trading purposes, and the Company does not designate these derivatives as hedging instruments under Accounting Standards Codification ("ASC") Topic 815. Accordingly, gains and losses resulting from changes in the fair values through the period are reported as "General and administrative expenses" or "Investment and other income (expense), net" in the consolidated statements of operations, depending on the nature of the derivative.

Other-Than-Temporary Impairments

        The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than a temporary impairment. If the decline is determined to be other-than-temporary, the cost basis of the investment is written down to fair value. For available-for-sale fixed maturity instruments where credit-related impairments exist, other-than-temporary impairments are reported in the consolidated statement of operations and non-credit impairments are reported as a component of "Other comprehensive income (loss)."

Concentration of Credit Risk

        Our concentration of credit risk relates to depositors holding the Company's cash and cash equivalents and customers with significant accounts receivable balances. The majority of our cash and cash equivalents are held in financial instruments issued or fully guaranteed by local and foreign governments and governmental organizations, with the significant majority of these instruments being money market funds.

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

        We had one customer for the Activision and Blizzard segments, GameStop, who accounted for approximately 10% and 12% of net revenues for the years ended December 31, 2012 and 2010, respectively. We did not have any single customer that accounted for 10% or more of net revenues for the year ended December 31, 2011. We had one customer, Wal-Mart, which accounted for 20% and 21% of consolidated gross receivables at December 31, 2012 and 2011, respectively.

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

        We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is actual title performance. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based. Further, as many of our capitalized intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

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

Inventories

        Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (weighted average method) or net realizable value. Inventories are relieved on a weighted average cost method.

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

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20, which provides that reporting units are generally operating segments or one reporting level below the operating segments. As of December 31, 2012 and 2011, the Company's reporting units are the same as our operating segments: Activision, Blizzard, and Distribution. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Fair value of our reporting units is determined using an income approach based on discounted cash flow models. In determining the fair value of our reporting units, we assumed a discount rate of approximately 10.5%. The estimated fair value of the Activision Publishing reporting unit exceeded its carrying value by approximately $3 billion or at least 25% as of December 31, 2012. The estimated fair value of the Blizzard reporting unit substantially exceeded its carrying value as of December 31, 2012. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance, and changes in economic conditions could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2012 and 2011 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 10.5%, and royalty saving rates of approximately 1.5%. A one percentage point increase in the discount rate would not yield an impairment charge to our trade names. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        Amortizable Intangible Assets.    Intangible assets subject to amortization are carried at cost less accumulated amortization, and amortized over the estimated useful life in proportion to the economic benefits received.

        Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with FASB guidance within ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets).

Revenue Recognition

  Revenue Arrangements with Multiple Deliverables

        Effective January 1, 2011, we adopted amendments to an accounting standard related to revenue recognition for arrangements with multiple deliverables (which standard, as amended, is referred to herein as the "new accounting principles"). The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the consideration received for an arrangement to each deliverable in a multiple deliverables revenue arrangement. Certain of our revenue arrangements have multiple deliverables and, as such, are accounted for under the new accounting principles. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

peripherals or other ancillary collectors' items sold together with physical "boxed" software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes. Our assessment of deliverables and units of accounting does not change under the new accounting principles.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the years ended December 31, 2012 and 2011. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of the new accounting principles. Also, the adoption of the new accounting standard has not had a material impact on our financial statements.

  Product Sales

        We recognize revenue from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a "street date" (which is the earliest date these products may be sold by retailers). For these products, we recognize revenue on the later of the street date or the date the product is sold to the customer. Revenue from product sales is recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality, we evaluate whether those features or functionality are more than an inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product and any online transaction, such as a digital download of a title or product add-ons, when it is released.

        When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, which, when we do, is principally because of its importance to gameplay, we consider our performance obligations for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we recognize all of the software-related revenue from the sale of any such title ratably over the estimated service period of such title. In addition, we initially defer the costs of sales for the title

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

(excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. Cost of sales includes manufacturing costs, software royalties and amortization, and intellectual property licenses.

        Determining whether the online functionality for a particular game constitutes more-than-an- inconsequential deliverable, as well as the estimated service periods and product life over which to recognize the revenue and related costs of sales, is subjective and require management's judgment.

        We recognize revenues from World of Warcraft boxed product, expansion packs and value-added services, in each case with the related subscription service revenue, ratably over the estimated service period beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales," whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing, and other revenues."

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

        With respect to online transactions, such as online downloads of titles or product add-ons that do not include a more-than-inconsequential separate service deliverable, revenue is recognized when the fee is paid by the online customer to purchase online content and the product is available for download or is activated for gameplay. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

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

  Subscription Revenues

        Subscription revenues are mostly derived from World of Warcraft. World of Warcraft is a game that is playable through Blizzard's servers and is generally sold through a subscription-only basis.

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

  Breakage Revenues

        World of Warcraft boxed product sales and subscription revenues are recognized upon activation of the game. We analyze historical activation patterns over time to determine when the likelihood of activation ever occurring becomes remote. We recognize revenues from subscriptions that have not yet been activated, prepaid subscription cards, as well as prepaid subscription sales, when the likelihood of future activation occurring is remote (defined as "breakage revenues"). We did not record any breakage revenues for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010, we recorded $14 million in breakage revenues from the sale of packaged software in "Product sales," and $6 million from prepaid and subscription breakage revenues in "Subscription, licensing, and other revenues" in the consolidated statements of operations.

  Other Revenues

        Other revenues primarily include licensing activity of intellectual property other than software to third-parties. Revenue is recorded upon receipt of licensee statements, or upon the receipt of cash, provided the license period has begun and all performance obligations have been completed.

        Revenues are recorded net of tax assessed by governmental authority that is both imposed on and concurrent with the specific revenue-producing transaction between us and our customer, such as sales and value added tax.

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

        Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period based on estimates of potential future product returns and price protection related to current period product revenue. We estimate the amount of future returns and price protection for current period product revenue utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenue for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2012 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $3 million.

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

        We regularly review inventory quantities on-hand and in the retail channels. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess and dependent on market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Shipping and Handling

        Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "Cost of sales—product costs."

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is ran for the first time. Advertising expenses for the years ended December 31, 2012, 2011, and 2010 were $396 million, $343 million, and $332 million, respectively, and are included in "Sales and marketing expense" in the consolidated statements of operations.

Income Taxes

        We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with FASB income tax guidance within ASC Topic 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of "more likely than not" that they will be realized in the future, a valuation allowance is recorded.

        We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in "Income tax expense."

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees ("ASC stock-based compensation guidance"). Stock-based compensation expense is recognized during the requisite service period (that is, the period for which the employee is being compensated) and is based on the value of stock-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010 included both compensation expense for stock- based payment awards granted by Activision, Inc. prior to, but not yet vested as of July 9, 2008, based on the revalued fair value estimated at July 9, 2008, and compensation expense for the stock-based payment awards granted by us subsequent to July 9, 2008.

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

        We generally determine the fair value of restricted stock rights (including restricted stock units, restricted stock awards and performance shares) based on the closing market price of the Company's common stock on the date of grant. Certain restricted stock rights granted to our employees and senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based restricted stock rights at the closing market price of the Company's common stock on the date of grant. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock rights over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based restricted stock rights at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock rights at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock rights at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

        See Note 18 of the Notes to Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Investment and other income (expense), net

        Investment and other income (expense), net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Interest income	$6	$14	$8
Interest expense	(1)	(4)	(5)
Change in fair value of other financial liability	—	—	22
Net realized gain (loss) on foreign exchange contracts with Vivendi	2	(7)	(2)

Investment and other income (expense), net	$7	$3	$23

4. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents with original maturities of three months or less at the date of purchase (amounts in millions):

	At December 31,
	2012	2011
Cash	$425	$270
Time deposits	23	24
Money market funds	3,511	2,869
U.S. treasuries and/or foreign government bonds	—	2

Cash and cash equivalents	$3,959	$3,165

5. Investments

        The following table summarizes our short-term and long-term investments at December 31, 2012 and 2011 (amounts in millions):

At December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$387	$—	$—	$387
Corporate bonds	11	—	—	11
Restricted cash				18

Total short-term investments				$416

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$8	$—	$—	$8

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

At December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$344	$—	$—	$344
Restricted cash				16

Total short-term investments				$360

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$17	$—	$(1)	$16

        The following table illustrates the gross unrealized losses on available-for-sale securities, the fair value of those securities, aggregated by investment categories, and the length of time that they have been in a continuous unrealized loss position at December 31, 2011 (amounts in millions):

	Less than 12 months		12 months or more		Total
At December 31, 2011	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value
Taxable auction rate securities	$—	$—	$(1)	$16	$(1)	$16

        The following table summarizes the contractually stated maturities of our short-term and long-term investments classified as available-for-sale at December 31, 2012 (amounts in millions):

At December 31, 2012	Amortized cost	Fair Value
U.S. government agency securities and corporate bonds due in 1 year or less	$398	$398
Auction rate securities due after ten years	8	8

	$406	$406

6. Software development and intellectual property licenses

        The following table summarizes the components of our software development and intellectual property licenses (amounts in millions):

	At December 31, 2012	At December 31, 2011
Internally developed software costs	$159	$115
Payments made to third-party software developers	134	84

Total software development costs	$293	$199

Intellectual property licenses	$41	$34

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Software development and intellectual property licenses (Continued)

        Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Amortization	$205	$258	$322
Write-offs and impairments	12	60	63

7. Restructuring

        On February 3, 2011, the Board of Directors of the Company authorized a restructuring plan (the "2011 Restructuring") involving a focus on the development and publication of a reduced slate of titles on a going-forward basis. The 2011 Restructuring included the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead.

        The following table details the amount of the 2011 Restructuring reserves included in "Accrued Expenses and Other Liabilities" in the consolidated balance sheet at December 31, 2012 and 2011 (amounts in millions):

	Severance	Facilities costs	Contract termination costs	Total
Balance at January 1, 2011	$—	$—	$—	$—
Costs charged to expense	20	4	1	25
Costs paid or otherwise settled	(16)	(1)	(1)	(18)

Balance at December 31, 2011	$4	$3	$—	$7
Costs paid or otherwise settled	(4)	—	—	(4)

Balance at December 31, 2012	$—	$3	$—	$3

        The 2011 Restructuring charges for the year ended December 31, 2011 was $25 million. These charges, as well as the 2011 Restructuring reserve balances at December 31, 2012 and 2011, were recorded within our Activision segment. We completed the 2011 Restructuring as of December 31, 2011 and we do not expect to incur significant additional restructuring expenses relating thereto.

        We have also completed our implementation of our organizational restructuring plan as a result of the Business Combination. There were minimal cash payments and additional charges in our consolidated statement of operations for the year ended December 31, 2011 relating to that restructuring and we do not expect to incur additional restructuring expenses relating thereto.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Inventories, net

        Our inventories consist of the following (amounts in millions):

	At December 31,
	2012	2011
Finished goods	$151	$116
Purchased parts and components	58	28

Inventories, net	$209	$144

9. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2012	2011
Land	$1	$1
Buildings	5	5
Leasehold improvements	80	72
Computer equipment	362	406
Office furniture and other equipment	65	49

Total cost of property and equipment	513	533
Less accumulated depreciation	(372)	(370)

Property and equipment, net	$141	$163

        Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $90 million, $75 million, and $68 million, respectively.

        Rental expenses were $37 million, $38 million and $37 million for the years ended December 31, 2012, 2011, and 2010, respectively.

10. Goodwill

        The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2012 and 2011 are as follows (amounts in millions):

	Activision	Blizzard	Distribution	Total
Balance at December 31, 2010	$6,942	$178	$12	$7,132
Tax benefit credited to goodwill	(12)	—	—	(12)
Issuance of contingent consideration	3	—	—	3
Impairment of goodwill	—	—	(12)	(12)

Balance at December 31, 2011	$6,933	$178	$—	$7,111
Tax benefit credited to goodwill	(5)	—	—	(5)

Balance at December 31, 2012	$6,928	$178	$—	$7,106

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

        During our 2011 annual impairment testing, the Company identified and recorded a $12 million impairment of goodwill to "General and administrative" in the statement of operations related to the Distribution reporting unit. The impairment was due to declines in our expected future performance of the distribution business, which was a reflection of a continuing shift in the distribution of interactive entertainment software from retail distribution channels towards digital distribution and online gaming.

        At December 31, 2012 and 2011, the gross goodwill and accumulated impairment losses by reporting unit are as follows:

	Activision	Blizzard	Distribution	Total
Balance at December 31, 2011:
Goodwill	$6,933	$178	$12	$7,123
Accumulated impairment losses	—	—	(12)	(12)

Total	$6,933	$178	$—	$7,111

Balance at December 31, 2012:
Goodwill	$6,928	$178	$—	$7,106
Accumulated impairment losses	—	—	—	—

Total	$6,928	$178	$—	$7,106

11. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2012
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(88)	$—	$10
Internally developed franchises	11 - 12 years	309	(251)	—	58
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	47	—	—	47

Total		$840	$(339)	$—	$501

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Intangible Assets, Net (Continued)

	At December 31, 2011
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Impairment charge	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$88	$(82)	$—	$6
Game engines	2 - 5 years	32	(32)	—	—
Internally developed franchises	11 - 12 years	309	(227)	—	82
Distribution agreements	4 years	18	(18)	—	—
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	—	386
Acquired trade names	Indefinite	47	—	—	47

Total		$880	$(359)	$—	$521

        Amortization expense of intangible assets was $30 million, $72 million, and $130 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        The gross carrying amount as of December 31, 2011 in the tables above reflect a new cost basis for license agreements, game engines and internally developed franchises due to impairment charges for the year ended December 31, 2010. The new cost basis includes the original gross carrying amount, less accumulated amortization and impairment charges on the intangible assets as of December 31, 2011.

        At December 31, 2012, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2013	$24
2014	20
2015	10
2016	6
2017	4
Thereafter	4

Total	$68

        We did not record any impairment charges against our intangible assets for the year ended December 31, 2012 and 2011.

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

agreements, game engines and internally developed franchises intangible assets, respectively, recorded within our Activision segment for the year ended December 31, 2010.

12. Current Accrued Expenses and Other Liabilities, and Other Current Assets

        Included in "Current accrued expenses and other liabilities" of our consolidated balance sheets are accrued payroll related costs of $280 million and $363 million at December 31, 2012 and 2011, respectively.

        Included in "Other current assets" of our consolidated balance sheets are deferred cost of sales—product costs of $245 million and $246 million at December 31, 2012 and 2011, respectively.

13. Operating Segments and Geographic Region

        Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we operate under three operating segments: Activision, Blizzard and Distribution (see Note 1 of the Notes to the Consolidated Financial Statements). We do not aggregate operating segments.

        The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets, and impairment of intangible assets and goodwill. The CODM does not review any information regarding total assets on an operating segment basis and, accordingly, no disclosure is made. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2012, 2011, and 2010 are presented below (amounts in millions):

	Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	Net Revenues			Income from operations
Activision	$3,072	$2,828	$2,769	$970	$851	$511
Blizzard	1,609	1,243	1,656	717	496	850
Distribution	306	418	378	11	11	10

Operating segments total	4,987	4,489	4,803	1,698	1,358	1,371
Reconciliation to consolidated net revenues / consolidated income before tax expense:
Net effect from changes in the deferral of net revenues and related cost of sales	(131)	266	(356)	(91)	183	(319)
Stock-based compensation expense	—	—	—	(126)	(103)	(131)
Restructuring	—	—	—	—	(26)	(3)
Amortization of intangible assets	—	—	—	(30)	(72)	(123)
Impairment of goodwill/intangible assets	—	—	—	—	(12)	(326)

Consolidated net revenues / operating income	$4,856	$4,755	$4,447	$1,451	$1,328	$469

Investment and other income (expense), net				7	3	23

Consolidated income before income tax expense				$1,458	$1,331	$492

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

        For the years ended December 31, 2011 and 2010, restructuring expense of $1 million and $3 million, related to the Business Combination consummated in July 2008, is reflected in the "General and administrative expense" in the consolidated statement of operations, respectively. See Note 7 of the Notes to Consolidated Financial Statements for more detail.

        Geographic information for the years ended December 31, 2012, 2011, and 2010 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Years Ended December 31,
	2012	2011	2010
Net revenues by geographic region:
North America	$2,436	$2,405	$2,409
Europe	1,968	1,990	1,743
Asia Pacific	452	360	295

Total consolidated net revenues	$4,856	$4,755	$4,447

        Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2012	2011	2010
Net revenues by platform:
Console	$2,186	$2,439	$2,330
PC and Other(1)	1,214	374	325
Online subscriptions(2)	986	1,357	1,230
Handheld	164	167	184

Total platform net revenues	4,550	4,337	4,069
Distribution	306	418	378

Total consolidated net revenues	$4,856	$4,755	$4,447

(1)
Revenues from PC and other consists of net revenues from the sale of PC boxed products, Skylanders franchise standalone toys products, mobile sales and other physical merchandise and accessories.

(2)
Revenue from online subscriptions consists of revenue from all World of Warcraft® products, including subscriptions, boxed products, expansion packs, licensing royalties, value-added services, and revenues from Call of Duty® Elite memberships.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

        Long-lived assets by geographic region at December 31, 2012, 2011, and 2010 were as follows (amounts in millions):

	Years Ended December 31,
	2012	2011	2010
Long-lived assets* by geographic region:
North America	$90	$105	$113
Europe	40	46	46
Asia Pacific	11	12	10

Total long-lived assets by geographic region	$141	$163	$169

*
The only long-lived assets that we classify by region are our long term tangible fixed assets, which only include property, plant and equipment assets; all other long term assets are not allocated by location.

        For information regarding significant customers, see "Concentration of Credit Risk" in Note 2 of the Notes to Consolidated Financial Statements.

14. Computation of Basic/Diluted Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Consolidated net income	$1,149	$1,085	$418
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(4)	(3)	(2)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(20)	(13)	(2)

Numerator for basic and diluted earnings per common share—income available to common shareholders	$1,125	$1,069	$414

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	1,112	1,148	1,222
Effect of potential dilutive common shares under the treasury stock method: Employee stock options	6	8	14

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive effect of employee stock options	1,118	1,156	1,236

Basic earnings per common share	$1.01	$0.93	$0.34

Diluted earnings per common share	$1.01	$0.92	$0.33

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Computation of Basic/Diluted Earnings Per Common Share (Continued)

        Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) are considered participating securities since these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2012 and 2011, we had outstanding unvested restricted stock rights with respect to 24 million and 17 million shares of common stock on a weighted-average basis, respectively.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 25 million shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2012, 2011, and 2010, as the effect of their inclusion would be anti-dilutive.

15. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Income before income tax expense:
Domestic	$668	$623	$228
Foreign	790	708	264

	$1,458	$1,331	$492

Income tax expense (benefit):
Current:
Federal	$256	$144	$314
State	14	(2)	31
Foreign	49	28	29

Total current	319	170	374

Deferred:
Federal	12	61	(264)
State	(11)	(4)	8
Foreign	(11)	19	(45)

Total deferred	(10)	76	(301)

Add back tax benefit credited to additional paid-in capital:
Excess tax benefit associated with stock options	—	—	1

Income tax expense	$309	$246	$74

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) (the effective tax rate) for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2012		2011		2010
Federal income tax provision at statutory rate	$510	35%	$466	35%	$172	35%
State taxes, net of federal benefit	31	2	18	1	30	6
Research and development credits	(10)	(1)	(21)	(2)	(11)	(2)
Domestic production activity deduction	(17)	(1)	(15)	(1)	(13)	(3)
Foreign rate differential	(241)	(17)	(202)	(15)	(109)	(22)
Change in tax reserves	53	4	10	1	(1)	—
Shortfall from employee stock option exercises	8	—	9	1	8	1
Return to provision adjustment	(4)	—	(31)	(2)	—	—
Net Operating Loss tax attribute received from Internal Revenue Service audit	(46)	(3)	—	—	—	—
Other	25	2	12	1	(2)	—

Income tax expense	$309	21%	$246	19%	$74	15%

        As previously disclosed, on July 9, 2008, a business combination ("the Business Combination") occurred amongst Vivendi, the Company and certain of their respective subsidiaries pursuant to which Vivendi Games, Inc. ("Vivendi Games"), then a member of the consolidated U.S. tax group of Vivendi's subsidiary, Vivendi Holdings I Corp. ("VHI"), became a subsidiary of the Company. As a result of the business combination, the favorable tax attributes of Vivendi Games, Inc. carried forward to the Company. In late August 2012, VHI settled a federal income tax audit with the Internal Revenue Service ("IRS") for the tax years ended December 31, 2002, 2003, and 2004. In connection with the settlement agreement, VHI's consolidated federal net operating loss carryovers were adjusted and allocated to various companies that were part of its consolidated group during the relevant periods. This allocation resulted in a $132 million federal net operating loss allocation to Vivendi Games. In September 2012, the Company filed an amended tax return for its December 31, 2008 tax year to utilize these additional federal net operating losses allocated as a result of the aforementioned settlement, resulting in the recording of a one-time tax benefit of $46 million. Prior to the settlement, and given the uncertainty of the VHI audit, the Company had insufficient information to allow it to record or disclose any information related to the audit until the quarter ended September 30, 2012, as disclosed in the Company's Form 10-Q for that period.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development ("R&D") tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and is now scheduled to expire on December 31, 2013. The Company will record the impact of the extension of the R&D tax credit related to the tax year ended December 31, 2012, as a discrete item the first quarter of 2013. The impact of the extension of the R&D tax credit is expected to result in a tax benefit related to the tax year ended December 31, 2012.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2012	2011
Deferred tax assets:
Reserves and allowances	$11	$20
Allowance for sales returns and price protection	56	59
Inventory reserve	5	2
Accrued expenses	65	101
Deferred revenue	357	330
Tax credit carryforwards	62	43
Net operating loss carryforwards	14	15
Stock-based compensation	119	91
Foreign deferred assets	7	16
Other	2	5

Deferred tax assets	698	682
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	698	682

Deferred tax liabilities:
Intangibles	(161)	(177)
Prepaid royalties	—	(2)
Capitalized software development expenses	(54)	(33)
State taxes	(21)	(18)

Deferred tax liabilities	(236)	(230)

Net deferred tax assets	$462	$452

        As of December 31, 2012, we have various state net operating loss carryforwards totaling $17 million which will begin to expire in 2013. These net operating loss carryforwards are not subject to limitations under Section 382 of the Internal Revenue Code, which imposes a limitation on a corporation's ability to utilize net operating losses if it experiences an ownership change, as defined under the Internal Revenue Code. We have tax credit carryforwards of $6 million and $56 million for federal and state purposes, respectively, which will begin to expire in 2016.

        Through our foreign operations, we have approximately $45 million in net operating loss carryforwards at December 31, 2012, attributed mainly to losses in France and Ireland. We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. At December 31, 2012, there are no valuation allowances on deferred tax assets.

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

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $1,978 million at December 31, 2012. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. It is not practical to estimate the amount of tax that would be payable upon distribution of these earnings.

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

        For periods prior to the Business Combination, Vivendi Games' income taxes were presented in the financial statements as if Vivendi Games were a stand-alone taxpayer even though Vivendi Games' operating results were included in the consolidated federal, certain foreign, and state and local income tax returns of Vivendi or Vivendi's subsidiaries. Based on the subsequent filing of these tax returns by Vivendi or Vivendi's subsidiaries, we determined that the amount paid by Vivendi Games was greater than the actual amount due (and settled) based upon filing of these returns for the year ended December 31, 2008. This difference between the amount paid and the actual amount due (and settled) represents a return of capital to Vivendi, which, in accordance with the terms of the Business Combination agreement, occurred immediately prior to the close of the Business Combination. This difference has resulted in no additional payment to Vivendi and no impact to our consolidated statement of cash flows for the years ended December 31, 2012, 2011, and 2010.

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games tax years 2005 through 2008 remain open to examination by the major taxing authorities. The Internal Revenue Service is currently examining Vivendi Games tax returns for the 2005 through 2008 tax years. Although the final resolution of the examination is uncertain, based on current information, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

        Activision Blizzard's tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

Company's federal tax returns for the 2008 and 2009 tax years. The Company also has several state and non-U.S. audits pending. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

        As of December 31, 2012, we had approximately $207 million in total unrecognized tax benefits of which $206 million would affect our effective tax rate if recognized. A reconciliation of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Unrecognized tax benefits balance at January 1	$154	$132	$139
Gross increase for tax positions of prior years	3	4	—
Gross increase for tax positions of current year	59	65	21
Settlement with taxing authorities	(8)	—	(16)
Lapse of statute of limitations	(1)	(47)	(12)

Unrecognized tax benefits balance at December 31	$207	$154	$132

        In addition, as of December 31, 2012 and 2011, we reflected $197 million and $146 million, respectively, of income tax liabilities as non-current liabilities because payment of cash or settlement is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in "Other liabilities" in the consolidated balance sheets as of December 31, 2012 and 2011.

        We recognize interest and penalties related to uncertain tax positions in "Income tax expense." As of December 31, 2012 and 2011, we had approximately $11 million and $12 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the year ended December 31, 2012, we did not have any material interest expense and penalties related to uncertain tax positions. For the years ended December 31, 2011 and 2010, we recorded $1 million and $3 million, respectively, of interest expense related to uncertain tax positions.

        Based on the current status with the IRS, there is insufficient information to identify any significant changes in unrecognized tax benefits in the next twelve months. However, the Company may recognize a benefit of up to approximately $10 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months.

        Although the final resolution of the Company's global tax disputes, audits, or any particular issue with the applicable taxing authority is uncertain, based on current information, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, any settlement or resolution of the Company's global tax disputes, audits, or any particular issue with the applicable taxing authority could have a material favorable or unfavorable effect on our business and results of operations in the period in which the matters are ultimately resolved.

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

		Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2012				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial assets:
Money market funds	$3,511	$3,511	$—	$—	Cash and cash equivalents
U.S. treasuries and government agency securities	387	387	—	—	Short-term investments
Corporate bonds	11	11	—	—	Short-term investments
ARS held through Morgan Stanley Smith Barney LLC	8	—	—	8	Long-term investments

Total financial assets at fair value	$3,917	$3,909	$—	$8

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

        The following table provides a reconciliation of the beginning and ending balances of our financial assets and financial liabilities classified as Level 3 by major categories (amounts in millions) at December 31, 2012 and 2011:

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at January 1, 2011	$23	$23
Total unrealized gains included in other comprehensive income	3	3
Settlements	(10)	(10)

Balance at December 31, 2011	$16	$16
Total unrealized gains included in other comprehensive income	2	2
Settlements	(10)	(10)

Balance at December 31, 2012	$8	$8

(a)
Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

  analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. Assets measured at fair value using significant unobservable inputs (Level 3) represent less than 1% of our financial assets measured at fair value on a recurring basis at December 31, 2012.

  Foreign Currency Forward Contracts Not Designated as Hedges

          We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally swaps and forward contracts with maturities of twelve months or less, with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts or swaps as hedging instruments. Accordingly, we report the fair value of these contracts in the consolidated balance sheet within "Other current assets" or "Other current liabilities" and with changes in fair value recorded in the consolidated statement of operations within "Investment and other income (expense), net" and "General and administrative expense." The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period and was not material as of December 31, 2012 and 2011.

  Fair Value Measurements on a Non-Recurring Basis

          We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

          During our annual impairment review of goodwill performed as of December 31, 2011, we identified and recorded an impairment of $12 million in our Distribution segment. The decrease in fair value of the reporting unit was primarily due to the decrease of forecasted revenue from our Distribution segment in view of the industry trend towards digital distribution. No impairments of goodwill were recorded for the years ended December 31, 2012 and 2010.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

          The tables below present intangible assets that were measured at fair value on a non-recurring basis at December 31, 2011 (amounts in millions):

		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Financial Instruments
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2011				Total Losses
		(Level 1)	(Level 2)	(Level 3)
Non-financial assets:
Goodwill	$7,111	$—	$—	$7,111	$12

Total non-financial assets at fair value	$7,111	$—	$—	$7,111	$12

  17. Commitments and Contingencies

  Credit Facilities

          At December 31, 2012 and 2011, we maintained a $15 million irrevocable standby letter of credit. The standby letter of credit is required by one of our inventory manufacturers so that we can qualify for certain payment terms on our inventory purchases. Under the terms of this arrangement, we are required to maintain on deposit with the bank a compensating balance, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. The letter of credit was undrawn at December 31, 2012 and 2011.

          At December 31, 2012 and 2011, our subsidiary located in Europe maintained an irrevocable standby letter of credit of EUR 5 million ($7 million) and EUR 5 million ($7 million), respectively. This standby letter of credit is required by one of our inventory manufacturers so that we can qualify for certain payment terms on our inventory purchases. There were no amounts outstanding at December 31, 2012 and 2011.

  Commitments

          In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we will commit to spend specified amounts for marketing support for the game(s) which is to be developed or in which the intellectual property will be utilized.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

  Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2012 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Total
For the years ending December 31,
2013	$33	$119	$58	$210
2014	31	5	51	87
2015	22	1	—	23
2016	18	—	6	24
2017	17	—	6	23
Thereafter	52	3	—	55

Total	$173	$128	$121	$422

(1)
We have omitted uncertain tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2012, we had $207 million of unrecognized tax benefits, of which $197 million was included in "Other Liabilities" and $10 million was included in "Accrued Expenses and Other Liabilities" in the consolidated balance sheets.

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

        The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside the Company's control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, the Company, in consultation with outside counsel, examines the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

matter will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

        In prior periods, the Company reported on litigation involving former employees at Infinity Ward, as well as Electronic Arts, Inc. As previously disclosed, all parties to these litigation matters reached a settlement of the disputes on May 31, 2012.

        We are party to routine claims, suits, investigations, audits and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

18. Stock-Based Compensation

Activision Blizzard Equity Incentive Plans

        The Activision Blizzard Inc. 2008 Incentive Plan was adopted by our Board on July 28, 2008, approved by our stockholders and amended and restated by our Board on September 24, 2008, further amended and restated by our Board with stockholder approval on June 3, 2009, further amended and restated by the Compensation Committee of our Board with stockholder approval on December 17, 2009, further amended and restated by our Board with shareholder approval on June 3, 2010, and further amended and restated by our Board with shareholder approval on June 7, 2012 (as so amended and restated, the "2008 Plan"). The 2008 Plan authorizes the Compensation Committee of our Board of Directors to provide stock-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2008 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for performance to the directors, officers, and employees of, and consultants to, Activision Blizzard and its subsidiaries.

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

        At December 31, 2012, 39 million shares of our common stock were available for issuance under the 2008 Plan. The number of shares of our common stock reserved for issuance under the 2008 Plan

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

may be further increased from time to time by: (i) the number of shares relating to awards outstanding under any prior stock compensation plans that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any prior plan is, or the tax withholding requirements with respect to any award outstanding under any prior plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. At December 31, 2012, we had approximately 51 million shares of our common stock reserved for future issuance under the 2008 Plan. Shares issued in connection with awards made under the 2008 Plan are generally issued as new stock issuances.

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

        The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and director options
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Expected life (in years)	7.05	6.58	5.79
Risk free interest rate	1.12%	1.91%	2.97%
Volatility	40.76%	43.50%	46.20%
Dividend yield	1.65%	1.34%	1.33%
Weighted-average fair value at grant date	$3.47	$4.17	$3.98

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility, and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended December 31, 2012, the expected stock price volatility ranged from 29.70% to 42.70%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial-lattice model, the risk-free rate reflects the interest from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate"). The expected dividend yield assumption for options granted during the year ended December 31, 2012 is based on the Company's historical and expected future amount of dividend payouts.

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

        As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2012, 2011, and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

Stock Option Activities

        Stock option activities for the year ended December 31, 2012 are as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding stock options at December 31, 2011	53,162	$11.12
Granted	4,296	10.95
Exercised	(4,790)	6.91
Forfeited	(423)	12.35
Expired	(497)	14.86

Outstanding stock options at December 31, 2012	51,748	11.45	6.06	$37

Vested and expected to vest at December 31, 2012	50,553	$11.44	5.52	$37
Exercisable at December 31, 2012	39,473	$11.36	5.35	$37

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, multiplied by the number of options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes as it is based on the fair market value of our stock. Total intrinsic value of options exercised was $25 million, $47 million and $104 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total grant date fair value of options vested was $47 million, $57 million and $114 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012, $22 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

        Income tax benefit from stock option exercises was $20 million, $28 million and $36 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Units and Restricted Stock Awards Activities

        We grant restricted stock units, which represent the right to receive shares of our common stock, and restricted stock awards, which are issued and outstanding upon grant but subject to the risk of forfeiture (collectively referred to as "restricted stock rights"), under the 2008 Plan to employees around the world, and we have assumed as a result of the Business Combination the restricted stock rights granted by Activision, Inc. Vesting for restricted stock rights is contingent upon the holders' continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Holders of restricted stock are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

        In connection with the consummation of the Business Combination, on July 9, 2008, Robert A. Kotick, our Chief Executive Officer, received a grant of 2,500,000 market performance-based restricted shares, which vested in 20% increments on each of the first, second, third, and fourth anniversaries of the date of grant, with another 20% vesting on December 31, 2012, the expiration date of Mr. Kotick's employment agreement with the Company, in each case subject to the Company attaining the specified compound annual total shareholder return target for that vesting period. If the Company did not achieve the market performance measure for a vesting period, no performance shares would vest for that vesting period. If, however, the Company achieved the market performance measure for a subsequent vesting period, then all of the performance shares that would have vested on the previous vesting date would vest on the vesting date when the market performance measure was achieved. As of December 31, 2012, the market performance measure was not achieved and all of the market performance-based restricted shares granted to Mr. Kotick were forfeited.

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2012 (amounts in thousands except per share amounts):

	Restricted Stock Rights	Weighted-Average Grant Date Fair Value
Unvested restricted stock rights balance at December 31, 2011	17,139	$12.28
Granted	15,498	11.81
Vested	(3,554)	12.32
Forfeited	(3,478)	14.16

Unvested restricted stock rights balance at December 31, 2012	25,605	12.29

        At December 31, 2012, approximately $112 million of total unrecognized compensation cost was related to restricted stock rights, which is expected to be recognized over a weighted-average period of 1.73 years. Of the total unrecognized compensation cost, $37 million was related to performance-vesting restricted stock rights, which is expected to be recognized over a weighted-average period of 1.71 years. Total grant date fair value of vested restricted stock rights was $45 million, $37 million and $40 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010 (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Cost of sales—software royalties and amortization	$9	$10	$65
Product development	20	40	12
Sales and marketing	8	6	8
General and administrative	89	47	46

Stock-based compensation expense before income taxes	126	103	131
Income tax benefit	(46)	(38)	(51)

Total stock-based compensation expense, net of income tax benefit	$80	$65	$80

        The following table summarizes stock-based compensation included in our consolidated balance sheets as a component of "Software development" (amounts in millions):

Software Development
Balance at December 31, 2009	$54
Stock-based compensation expense capitalized and deferred during period	63
Amortization of capitalized and deferred stock-based compensation expense	(97)

Balance at December 31, 2010	$20
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(37)

Balance at December 31, 2011	$10
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(18)

Balance at December 31, 2012	$19

19. Capital transactions

Repurchase Program

        On February 2, 2012, our Board of Directors authorized a stock repurchase program ("the 2012 Stock Repurchase Program") under which we may repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and the earlier of March 31, 2013 and a determination by the Board of Directors to discontinue the repurchase program. During the year ended December 31, 2012, we repurchased 4 million shares of our common stock for $54 million pursuant to the 2012 Stock Repurchase Program. For the year ended December 31, 2012, we repurchased in total 26 million shares of our common stock for an aggregate purchase price of $315 million pursuant to stock repurchase plans authorized in 2011 and 2012.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Capital transactions (Continued)

        On February 3, 2011, our Board of Directors authorized a stock repurchase program (the "2011 Stock Repurchase Program") under which we were authorized to repurchase up to $1.5 billion of our common stock. During the year ended December 31, 2011, we repurchased 59 million shares of our common stock for $670 million pursuant to the 2011 Stock Repurchase Program. Additionally, in January 2012, we settled the purchase of 1 million shares of our common stock that we had committed to repurchase in December 2011 pursuant to this program for $12 million. The 2011 Stock Repurchase Program expired on March 31, 2012.

        On February 10, 2010, our Board of Directors authorized a stock repurchase program (the "2010 Stock Repurchase Program") under which we were authorized to repurchase up to $1 billion of our common stock. During the year ended December 31, 2010, we repurchased 84 million shares of our common stock for $944 million pursuant to the 2010 Stock Repurchase Program. In January 2011, we settled a $22 million purchase of 1.8 million shares of our common stock that we had agreed to repurchase in December 2010 pursuant to the 2010 Stock Repurchase Program. The 2010 Stock Repurchase Program expired on December 31, 2010.

        On October 30, 2008, our Board of Directors authorized a stock repurchase program (the "2008-2009 Stock Repurchase Program") under which we were authorized to repurchase up to $1 billion of our common stock. On July 31, 2009, our Board of Directors authorized an increase of $250 million to the 2008-2009 Stock Repurchase Program bringing the total authorization to $1.25 billion. During 2009, we repurchased 101 million shares of our common stock for an aggregate purchase price of $1,109 million pursuant to the 2008-2009 Stock Repurchase Program. In January 2010, we settled a $15 million purchase of 1.3 million shares of our common stock that we had agreed to repurchase in December 2009 pursuant to the 2008-2009 Stock Repurchase Program, completing that program.

Dividend

        On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share payable on May 15, 2013 to shareholders of record at the close of business on March 20, 2013.

        On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share payable on May 16, 2012 to shareholders of record at the close of business on March 21, 2012. On May 16, 2012, we made an aggregate cash dividend payment of $201 million to such shareholders. On June 1, 2012, the Company made dividend equivalent payments of $3 million related to that cash dividend to the holders of restricted stock units.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2012 and 2011 were as follows (amounts in millions):

	At December 31, 2012	At December 31, 2011
Foreign currency translation adjustment	$(26)	$(72)
Unrealized depreciation on investments, net of deferred income taxes	—	—

Accumulated other comprehensive loss	$(26)	$(72)

        Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

21. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Supplemental cash flow information:
Cash paid for income taxes	$159	$317	$255
Cash paid for interest	2	4	2

22. Related Party Transactions

Treasury

        Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily currency forward contracts and swaps, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange swaps was $355 million and $85 million at December 31, 2012 and 2011, respectively. A pretax net unrealized loss of less than $1 million, $1 million and pretax gain of less than $1 million for the years ended December 31, 2012, 2011 and 2010, respectively, resulted from the foreign exchange contracts and swaps with Vivendi and were recognized in the consolidated statements of operations within "General and administrative expenses." A pretax realized gain of $5 million, a pretax loss of less than $1 million and $9 million were recognized in "General and administrative expenses" at December 31, 2012 and 2011 and 2010, respectively; a pretax realized gain of $2 million, loss of $7 million and loss of $2 million were recognized in "Investment and other income, net" at December 31, 2012 2011, and 2010, respectively.

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

        In addition, we are party to a number of agreements with Universal Music Group, a wholly owned subsidiary of Vivendi, and its affiliates. These agreements pertain to the licensing of master recordings and compositions for our games and for marketing and promotional purposes. We expensed and paid an aggregate of $2 million, $5 million and $12 million in royalties and other fees (including fees relating to the marketing of artists whose music was licensed for our games) to Universal Music Group and its affiliates for those uses during the years ended December 31, 2012, 2011 and 2010, respectively. Royalty amounts due to Universal Music Group and its affiliates are not material at December 31, 2012, 2011 and 2010.

23. Recently Issued Accounting Pronouncements

Indefinite-lived intangible assets impairment

        In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance does not have a material impact on our consolidated financial statements.

Balance sheet offsetting disclosures

        In December 2011, the FASB issued authoritative guidance on the disclosure of financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement and should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance does not have a material impact on our consolidated financial statements.

Reclassification of accumulated other comprehensive loss

        In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance does not have a material impact on our consolidated financial statements.

24. Subsequent events

        Cash Dividend.    On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share payable on May 15, 2013 to shareholders of record at the close of business on March 20, 2013.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

25. Quarterly Financial and Market Information (Unaudited)

	For the Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Amounts in millions, except per share data)
Net revenues	$1,768	$841	$1,075	$1,172
Cost of sales	682	237	377	364
Operating income	484	227	227	513
Net income	354	226	185	384
Basic earnings per share	0.31	0.20	0.16	0.34
Diluted earnings per share	0.31	0.20	0.16	0.33

	For the Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Amounts in millions, except per share data)
Net revenues	$1,407	$754	$1,146	$1,449
Cost of sales	729	241	346	455
Operating income	25	162	467	674
Net income	99	148	335	503
Basic earnings per share	0.09	0.13	0.29	0.42
Diluted earnings per share	0.08	0.13	0.29	0.42

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2012
Allowances for sales returns and price protection and other allowances	$292	$170	$(139)	$323
Allowance for doubtful accounts	8	1	—	9
At December 31, 2011
Allowances for sales returns and price protection and other allowances	$373	$166	$(247)	$292
Allowance for doubtful accounts	4	4	—	8
At December 31, 2010
Allowances for sales returns and price protection and other allowances	$314	$317	$(258)	$373
Allowance for doubtful accounts	3	1	—	4

(A)
Includes increases in allowance for sales returns, price protection, and doubtful accounts due to normal reserving terms and allowance accounts acquired in conjunction with acquisitions.

(B)
Includes actual write-off of sales returns, price protection, uncollectible accounts receivable, net of recoveries, and foreign currency translation and other adjustments.

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

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated July 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed July 15, 2008).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated August 15, 2008 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed August 15, 2008).
3.3	Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed February 5, 2010).
10.3*	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2001).
10.4*	Amendment, dated as of September 14, 2006, to the 1998 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.6*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 20, 2006).
10.7*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.8*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).
10.10*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed September 20, 2006).
10.11*	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-100114 filed September 26, 2002).
10.12*	Amendment, dated as of September 14, 2006, to the 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed September 20, 2006).

Exhibit Number	Exhibit
10.13*	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.14*	Amendment, dated as of September 14, 2006, to the 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed September 20, 2006).
10.15*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.16*	Amendment, dated as of September 14, 2006, to the 2003 Executive Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed September 20, 2006).
10.17*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.18*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 12, 2012).
10.19*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed May 31, 2005).
10.20*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 31, 2005).
10.21*
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
10.23*
Form of Executive Stock Option Agreement for grants to Robert Kotick or Brian Kelly issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K for the year ended March 31, 2005).
10.24*
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert Kotick or Brian Kelly and non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K for the year ended March 31, 2005).
10.25*
Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended March 31, 2007).
10.26*
Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended March 31, 2007).

Exhibit Number	Exhibit
10.27*	Notice of Share Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended March 31, 2007).
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
10.31*
Notice of Stock Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.32*
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

Exhibit Number	Exhibit
10.39*	Notice of Stock Option Award for grants to persons other than directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2008).
10.40*
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
10.45*	Notice of Restricted Share Unit Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.46*	Notice of Performance Share Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.47*	CEO Recognition Program (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2012).
10.48*	2012 Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2012).
10.49*
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.50*
Amendment, dated as of December 15, 2008, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.59 of the Company's Form 10-K for the year ended December 31, 2008).
10.51*
Amendment, dated as of April 15, 2009, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2009).

Exhibit Number	Exhibit
10.52*	Amendment, dated as of March 23, 2010, to Employment Agreement between Thomas Tippl and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2010).
10.53*	Letter Agreement, dated as of March 12, 2012, between the Company and Thomas Tippl (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, filed March 16, 2012).
10.54*	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.55*
Addendum to Stock Option Agreement, dated as of June 1, 2006, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.56*	Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.57*	Notice of Stock Option Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.58*	Notice of Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.59*
Notice of Performance-Vesting Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.60*	Notice of Stock Option Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.61*	Notice of Restricted Share Unit Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.62*
Notice of Performance-Vesting Restricted Share Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.63*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.60 of the Company's Form 10-K for the year ended December 31, 2010).
10.64*
Employment Agreement, dated July 31, 2009, between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.65*
Amendment, dated as of March 3, 2011, to Employment Agreement between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit
10.66*	Notice of Assignment of Hodous Employment Agreement to the Company dated December 22, 2011 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.67*
Amendment, dated as of September 18, 2012, to Employment Agreement between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2012).
10.68*	Notice of Assignment of Amendment to Hodous Employment Agreement to the Company dated December 20, 2012.
10.69*	Notice of Share Option Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended March 31, 2007).
10.70*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended March 31, 2007).
10.71*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended March 31, 2007).
10.72*	Notice of Stock Option Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.73*	Notice of Restricted Share Unit Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.74*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian Hodous (incorporated by reference to Exhibit 10.67 of the Company's Form 10-K for the year ended December 31, 2010).
10.75*	Notice of Stock Option Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.76*	Notice of Restricted Share Unit Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.77*	Notice of Performance-Vesting Share Unit Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.78*	Notice of Stock Option Award, dated as of November 9, 2012 to Brian Hodous.
10.79*	Notice of Restricted Share Unit Award, dated as of November 9, 2012, to Brian Hodous.
10.80*	Notice of Performance-Vesting Share Unit Award, dated as of November 9, 2012, to Brian Hodous.
10.81*	Employment Agreement, dated September 11, 2009, between George Rose and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit
10.82*	Notice of Share Option Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.83*	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.84*	Notice of Stock Option Award, dated as of March 4, 2010, to George Rose (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2010).
10.85*	Notice of Restricted Share Unit Award, dated as of March 4, 2010, to George Rose (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2010).
10.86*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to George Rose (incorporated by reference to Exhibit 10.66 of the Company's Form 10-K for the year ended December 31, 2011).
10.87*	Release Agreement, dated as of August 1, 2011, between George Rose and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2011).
10.88*
Consulting Agreement, dated as of August 1, 2011, among George Rose, Suffolk Ventures LLC and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2011).
10.89*	Employment Agreement, dated June 30, 2012, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2012).
10.90*	Letter Agreement, dated as of March 14, 2012, between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.91*	Stock Option Agreement, dated May 22, 2000, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.92*	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.93*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian G. Kelly (incorporated by reference to Exhibit 10.80 of the Company's Form 10-K for the year ended December 31, 2010).
10.94*
Employment Agreement, dated as of December 1, 2007, between Michael Morhaime and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.95*
Assignment and Assumption of Morhaime Employment Agreement, dated as of July 9, 2008, between Vivendi Games. Inc. and the Company (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.96*	Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2008).
10.97*
Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2009).
10.98*
Amendment, dated as of November 4, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2009).
10.99*
Amendment, dated as of October 26, 2010, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.86 of the Company's Form 10-K for the year ended December 31, 2010).
10.100*	Notice of Stock Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.101*	Notice of Stock Option Award, dated as of November 9, 2009, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2009).
10.102*
Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime and the Company (incorporated by reference to Exhibit 10.89 of the Company's Form 10-K for the year ended December 31, 2010).
10.103*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime Company (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended December 31, 2010).
10.104*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.91 of the Company's Form 10-K for the year ended December 31, 2010).
10.105*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2010).
10.106*	Notice of Stock Option Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2011).
10.107*	Notice of Restricted Share Unit Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.95 of the Company's Form 10-K for the year ended December 31, 2011).
10.108*	Notice of Stock Option Award, dated as of November 9, 2012, to Michael Morhaime.
10.109*	Notice of Restricted Share Unit Award, dated as of November 9, 2012, to Michael Morhaime.
10.110*
Employment Agreement, dated as of July 6, 2010, between Eric Hirshberg and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit
10.111*	Notice of Assignment of Hirshberg Employment Agreement to Activision Blizzard, Inc. dated December 22, 2011 (incorporated by reference to Exhibit 10.97 of the Company's Form 10-K for the year ended December 31, 2011).
10.112*	Notice of Share Option Award, dated as of November 8, 2010, to Eric Hirshberg (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.113*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Eric Hirshberg (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.114*
Notice of Performance-Vesting Restricted Share Unit Award, dated as of November 8, 2010, to Eric Hirshberg (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.115*	Employment Agreement, dated February 29, 2012, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.116*	Notice of Stock Option Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.117*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.118*	Notice of Performance-Vesting Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.119*	Employment Agreement, dated March 15, 2012, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.120*	Stock Option Agreement, dated May 22, 2000, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.121*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).
10.122*
Notice of Performance-Vesting Restricted Share Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.82 of the Company's Form 10-K for the year ended December 31, 2009).
10.123*	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.124*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Robert A. Kotick (incorporated by reference to Exhibit 10.75 of the Company's Form 10-K for the year ended December 31, 2010).

Exhibit Number	Exhibit
10.125*	Investor Agreement, dated as of July 9, 2008, among the Company, Vivendi S.A., VGAC LLC, and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 15, 2008).
10.126*	Letter Agreement, dated July 16, 2008, between Vivendi S.A. and the Company (incorporated by reference to Exhibit 10.104 of the Company's Form 10-K for the year ended December 31, 2008).
10.127*
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.128*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as on October 21, 2011 (incorporated by reference to Exhibit 10.104 of the Company's Form 10-K for the year ended December 31, 2011).
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