Form 10-K/A
period 2012-12-31
Activision Blizzard, Inc.
filed 2013-02-27
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 is being filed solely for the purpose of removing the inadvertent inclusion of the parenthetical label, (Unaudited), which was inserted below the header on page F-4 of the financial statements in the original annual report on Form 10-K for the year ended December 31, 2012. In addition, we are re-filing Exhibit 21 in its entirety to clarify the jurisdiction of incorporation for one of our entities. Except for these changes, there have been no other changes in any of the financial or other information contained in the original report. For convenience, we are re-filing the report, in its entirety, including the Extensible Business Reporting Language (XBRL) interactive data files as Exhibit 101 to reflect the information presented in the annual report on Form 10-K/A, except that certain exhibits which were filed with the original report have been incorporated by reference from that original report. This amendment continues to speak as of the date of the original filing and the Company has not updated the disclosure in this amendment to speak to any later date. Any references to the Form 10-K in this periodic report shall be deemed to be references to this Form 10-K/A.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Activision Blizzard, Inc. has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2013

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PHILIPPE G. H. CAPRON (Philippe G. H. Capron)	Chairman and Director	February 27, 2013
By:	/s/ JEAN-YVES CHARLIER (Jean-Yves Charlier)	Director	February 27, 2013
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 27, 2013
By:	/s/ FRÉDÉRIC R. CRÉPIN (Frédéric R. Crépin)	Director	February 27, 2013
By:	/s/ JEAN-FRANCOIS DUBOS (Jean-François Dubos)	Director	February 27, 2013
By:	/s/ DENNIS DURKIN (Dennis Durkin)	Chief Financial Officer and Principal Financial Officer	February 27, 2013
By:	/s/ LUCIAN GRAINGE (Lucian Grainge)	Director	February 27, 2013

By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Co-Chairman and Director	February 27, 2013
By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	February 27, 2013
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 27, 2013
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	February 27, 2013
By:	/s/ RÉGIS TURRINI (Régis Turrini)	Director	February 27, 2013
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer and Principal Accounting Officer	February 27, 2013

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
10.68*
Notice of Assignment of Amendment to Hodous Employment Agreement to the Company dated December 20, 2012. (incorporated by reference to Exhibit 10.68 of the Company's Form 10-K for the year ended December 31, 2012)
10.69*	Notice of Share Option Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended March 31, 2007).
10.70*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended March 31, 2007).
10.71*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended March 31, 2007).
10.72*	Notice of Stock Option Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.73*	Notice of Restricted Share Unit Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.74*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian Hodous (incorporated by reference to Exhibit 10.67 of the Company's Form 10-K for the year ended December 31, 2010).
10.75*	Notice of Stock Option Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.76*	Notice of Restricted Share Unit Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.77*	Notice of Performance-Vesting Share Unit Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.78*	Notice of Stock Option Award, dated as of November 9, 2012 to Brian Hodous (incorporated by reference to Exhibit 10.78 of the Company's Form 10-K for the year ended December 31, 2012).
10.79*	Notice of Restricted Share Unit Award, dated as of November 9, 2012, to Brian Hodous (incorporated by reference to Exhibit 10.79 of the Company's Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit
10.80*	Notice of Performance-Vesting Share Unit Award, dated as of November 9, 2012, to Brian Hodous (incorporated by reference to Exhibit 10.80 of the Company's Form 10-K for the year ended December 31, 2012).
10.81*	Employment Agreement, dated September 11, 2009, between George Rose and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.82*	Notice of Share Option Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.83*	Notice of Restricted Share Unit Award to George Rose, dated September 28, 2007 (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 30, 2007).
10.84*	Notice of Stock Option Award, dated as of March 4, 2010, to George Rose (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2010).
10.85*	Notice of Restricted Share Unit Award, dated as of March 4, 2010, to George Rose (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2010).
10.86*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to George Rose (incorporated by reference to Exhibit 10.66 of the Company's Form 10-K for the year ended December 31, 2011).
10.87*	Release Agreement, dated as of August 1, 2011, between George Rose and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2011).
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
10.103*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime Company (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended December 31, 2010).
10.104*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.91 of the Company's Form 10-K for the year ended December 31, 2010).
10.105*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2010).
10.106*	Notice of Stock Option Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2011).
10.107*	Notice of Restricted Share Unit Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.95 of the Company's Form 10-K for the year ended December 31, 2011).

Exhibit Number	Exhibit
10.108*	Notice of Stock Option Award, dated as of November 9, 2012, to Michael Morhaime (incorporated by reference to Exhibit 10.108 of the Company's Form 10-K for the year ended December 31, 2012).
10.109*	Notice of Restricted Share Unit Award, dated as of November 9, 2012, to Michael Morhaime (incorporated by reference to Exhibit 10.109 of the Company's Form 10-K for the year ended December 31, 2012).
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
10.115*	Employment Agreement, dated February 29, 2012, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.116*	Notice of Stock Option Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.117*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.118*	Notice of Performance-Vesting Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.119*	Employment Agreement, dated March 15, 2012, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.120*	Stock Option Agreement, dated May 22, 2000, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.121*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).

Exhibit Number	Exhibit
10.122*	Notice of Performance-Vesting Restricted Share Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.82 of the Company's Form 10-K for the year ended December 31, 2009).
10.123*	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.124*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Robert A. Kotick (incorporated by reference to Exhibit 10.75 of the Company's Form 10-K for the year ended December 31, 2010).
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
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Exhibit
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates