Form 10-Q
period 2013-03-31
Activision Blizzard, Inc.
filed 2013-05-08
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares of the registrant’s Common Stock outstanding at May 1, 2013 was 1,117,541,849.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among competing hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, particularly during the expected console transition, rapid changes in technology and industry standards, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, and the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, and the other  factors  identified in “Risk Factors” included in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31,	At December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,299	$3,959
Short-term investments	319	416
Accounts receivable, net of allowances of $244 and $332 at March 31, 2013 and December 31, 2012, respectively	237	707
Inventories, net	159	209
Software development	143	164
Intellectual property licenses	11	11
Deferred income taxes, net	409	487
Other current assets	226	321
Total current assets	5,803	6,274

Long-term investments	9	8
Software development	160	129
Intellectual property licenses	10	30
Property and equipment, net	133	141
Other assets	10	11
Intangible assets, net	64	68
Trademark and trade names	433	433
Goodwill	7,103	7,106
Total assets	$13,725	$14,200

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$186	$343
Deferred revenues	1,125	1,657
Accrued expenses and other liabilities	588	652
Total current liabilities	1,899	2,652
Deferred income taxes, net	83	25
Other liabilities	208	206
Total liabilities	2,190	2,883

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,116,913,935 and 1,111,606,087 shares issued at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,498	9,450
Retained earnings	2,132	1,893
Accumulated other comprehensive income (loss)	(95)	(26)
Total shareholders’ equity	11,535	11,317
Total liabilities and shareholders’ equity	$13,725	$14,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended
	March 31,
	2013	2012

Net revenues
Product sales	$990	$874
Subscription, licensing, and other revenues	334	298
Total net revenues	1,324	1,172

Costs and expenses
Cost of sales – product costs	260	257
Cost of sales – online subscriptions	57	69
Cost of sales – software royalties and amortization	61	31
Cost of sales – intellectual property licenses	38	7
Product development	125	114
Sales and marketing	107	79
General and administrative	89	102
Total costs and expenses	737	659

Operating income	587	513

Investment and other income (expense), net	2	1

Income before income tax expense	589	514

Income tax expense	133	130

Net income	$456	$384

Earnings per common share
Basic	$0.40	$0.34
Diluted	$0.40	$0.33

Weighted-average number of shares outstanding
Basic	1,113	1,120
Diluted	1,120	1,127

Dividends per common share	$0.19	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended
	March 31,
	2013	2012

Net income	$456	$384

Other comprehensive income (loss):
Foreign currency translation adjustment	(70)	38
Unrealized gains on investments, net of deferred income taxes of $0 million and $1 million for March 31, 2013 and 2012, respectively	1	1
Other comprehensive income (loss)	$(69)	$39

Comprehensive income	$387	$423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$456	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	140	65
Depreciation and amortization	24	23
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	83	30
Stock-based compensation expense (2)	27	21
Excess tax benefits from stock option exercises	(4)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	465	553
Inventories, net	47	—
Software development and intellectual property licenses	(73)	(67)
Other assets	91	174
Deferred revenues	(511)	(576)
Accounts payable	(149)	(215)
Accrued expenses and other liabilities	(271)	(237)
Net cash provided by operating activities	325	153

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	113	115
Purchases of available-for-sale investments	(26)	(187)
Capital expenditures	(17)	(9)
Decrease in restricted cash	10	4
Net cash provided by (used in) investing activities	80	(77)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	33	15
Tax payment related to net share settlements of restricted stock rights	(14)	(2)
Repurchase of common stock	—	(261)
Excess tax benefits from stock option exercises	4	2
Net cash provided by (used in) financing activities	23	(246)

Effect of foreign exchange rate changes on cash and cash equivalents	(88)	54

Net increase (decrease) in cash and cash equivalents	340	(116)

Cash and cash equivalents at beginning of period	3,959	3,165

Cash and cash equivalents at end of period	$4,299	$3,049

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(Unaudited)

(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2012	1,112	$—	$9,450	$1,893	$(26)	$11,317

Components of comprehensive income (loss):
Net income	—	—	—	456	—	456
Other comprehensive income (loss)	—	—	—	—	(69)	(69)
Issuance of common stock pursuant to employee stock options	3	—	33	—	—	33
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	(14)	—	—	(14)
Tax benefit associated with employee stock options	—	—	2	—	—	2
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	27	—	—	27
Dividends ($0.19 per common share) (See Note 11)	—	—	—	(217)	—	(217)

Balance at March 31, 2013	1,117	$—	$9,498	$2,132	$(95)	$11,535

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     Description of business and basis of consolidation and presentation

Description of Business

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), video game console, handheld, and mobile game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.  We maintain significant operations in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

Activision Blizzard is the result of the 2008 business combination (“Business Combination”) by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC.  In connection with the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi S.A. (“Vivendi”) owned approximately 61% of Activision Blizzard’s outstanding common stock at March 31, 2013.

Based upon our current organizational structure, we have three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”) and Nintendo Wii U (“Wii U”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) and Nintendo 3DS (“3DS”) handheld game systems; the PC; and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; revenue from value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III, and StarCraft II products.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Basis of Consolidation and Presentation

Activision Blizzard prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of our financial position and results of operations in accordance with U.S. GAAP have been included in the accompanying unaudited condensed consolidated financial statements.

The accompanying condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

2.     Inventories, net

Our inventories, net consist of the following (amounts in millions):

	At March 31, 2013	At December 31, 2012
Finished goods	$119	$151
Purchased parts and components	40	58
Inventories, net	$159	$209

3.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2013
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(89)	$9
Internally-developed franchises	11 - 12 years	309	(254)	55
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$840	$(343)	$497

	At December 31, 2012
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(88)	$10
Internally-developed franchises	11 - 12 years	309	(251)	58
Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite	386	—	386
Acquired trade names	Indefinite	47	—	47
Total		$840	$(339)	$501

Amortization expense of intangible assets was $3 million for the three months ended March 31, 2013 and 2012.

At March 31, 2013, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2013 (remaining nine months)	$21
2014	19
2015	10
2016	6
2017	4
Thereafter	4

Total	$64

4.     Income taxes

The income tax expense of $133 million for the three months ended March 31, 2013 reflected an effective tax rate of 22.6%, which is lower than the effective tax rate of 25.3% for the three months ended March 31, 2012. The lower rate is due to the recognition of the retroactive reinstatement of the federal research and development (“R&D”) tax credit for the tax year ended December 31, 2012, which was enacted in the first quarter of 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the R&D tax credit that had expired on December 31, 2011 was retroactively reinstated to January 1, 2012 and is now scheduled to expire on December 31, 2013. The Company recorded a benefit of $12 million related to the R&D tax credit for the tax year ended December 31, 2012 as a discrete item in the first quarter of 2013.

The effective tax rate of 22.6% for the three months ended March 31, 2013 differed from the U.S. statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of federal and California R&D credits, and the federal domestic production deduction.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2013 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2013 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and Vivendi Games’s tax returns for the 2005 through 2008 tax years. While Vivendi Games’s results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’s results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. The Company also has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

5.     Software development and intellectual property licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	March 31,	December 31,
	2013	2012
Internally developed software costs	$152	$159
Payments made to third-party software developers	151	134
Total software development costs	$303	$293

Intellectual property licenses	$21	$41

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three Months Ended March 31,
	2013	2012
Amortization of capitalized software development costs and intellectual property licenses	$62	$31
Write-offs and impairments	26	2

6.                 Fair value measurements

Fair Value Measurements on a Recurring Basis

Financial Accounting Standards Board (“FASB”) literature regarding fair value measurements for financial and non-financial assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

•                  Level 1—Quoted prices in active markets for identical assets or liabilities;

•                  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and

•                  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The table below segregates all financial assets that are measured at fair value on a recurring basis (which means they are so measured at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at
		March 31, 2013 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Balance Sheet
	2013	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$4,185	$4,185	$—	$—	Cash and cash equivalents
U.S. treasuries and government agency securities	300	300	—	—	Short-term investments
Corporate bonds	11	11	—	—	Short-term investments
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,505	$4,496	$—	$9

		Fair Value Measurements at
		December 31, 2012 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Balance Sheet
	2012	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$3,511	$3,511	$—	$—	Cash and cash equivalents
U.S. treasuries and government agency securities	387	387	—	—	Short-term investments
Corporate bonds	11	11	—	—	Short-term investments
ARS	8	—	—	8	Long-term investments
Total recurring fair value measurements	$3,917	$3,909	$—	$8

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at March 31, 2013 and 2012, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1
Balance at March 31, 2013	$9	$9

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2011	$16	$16
Total unrealized gains included in other comprehensive income	1	1
Balance at March 31, 2012	$17	$17

(a)         Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At March 31, 2013, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally forward contracts with maturities of twelve months or less, with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts as hedging instruments.  Accordingly, we report the fair value of these contracts in our condensed consolidated balance sheet within “Other current assets” or “Other current liabilities” and with changes in fair value recorded in our condensed consolidated statement of operations within “Investment and other income (expense), net” and “General and administrative expense.” The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period and was not material as of March 31, 2013 and December 31, 2012.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the three months ended March 31, 2013 and 2012, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.     Operating segments and geographic region

Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we operate under three operating segments: Activision, Blizzard and Distribution (see Note 1 of the Notes to the Condensed Consolidated Financial Statements). We do not aggregate operating segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, and amortization of intangible assets as a result of purchase price accounting. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2013 and 2012 are presented below (amounts in millions):

	Three months ended March 31,
	2013	2012	2013	2012
			Income from operations
	Net revenues		before income tax expense
Activision	$423	$271	$112	$—
Blizzard	330	251	135	89
Distribution	51	65	—	1
Operating segments total	804	587	247	90

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	520	585	369	447
Stock-based compensation expense	—	—	(26)	(21)
Amortization of intangible assets	—	—	(3)	(3)
Consolidated net revenues / operating income	$1,324	$1,172	587	513
Investment and other income (expense), net			2	1
Consolidated income before income tax expense			$589	$514

Geographic information for the three months ended March 31, 2013 and 2012 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended March 31,
	2013	2012
Net revenues by geographic region:
North America	$738	$601
Europe	487	485
Asia Pacific	99	86
Total consolidated net revenues	$1,324	$1,172

Net revenues by platform were as follows (amounts in millions):

	Three months ended March 31,
	2013	2012
Net revenues by platform:
Console	$749	$688
Online subscriptions(1)	275	256
Other(2)	156	116
PC	93	47
Total platform net revenues	1,273	1,107
Distribution	51	65
Total consolidated net revenues	$1,324	$1,172

(1)                                 Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, value-added services, and revenues from Call of Duty® Elite memberships.

(2)                                 Revenue from other includes revenues from handheld and mobile devices, as well as non-platform specific game related revenues such as standalone sales of toys and accessories products from the Skylanders franchise and other physical merchandise and accessories.

Long-lived assets by geographic region at March 31, 2013 and December 31, 2012 were as follows (amounts in millions):

	At March 31, 2013	At December 31, 2012
Long-lived assets* by geographic region:
North America	$89	$90
Europe	35	40
Asia Pacific	9	11
Total long-lived assets by geographic region	$133	$141

*The only long-lived assets that we classify by region are our long term tangible fixed assets, which only include property, plant and equipment assets; all other long term assets are not allocated by location.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three months ended March 31, 2013 and 2012.

8.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2013 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2012	$6,928	$178	$7,106
Tax benefit credited to goodwill	(2)	—	(2)
Foreign exchange	(1)	—	(1)

Balance at March 31, 2013	$6,925	$178	$7,103

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

9.     Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended March 31,
	2013	2012

Numerator:
Consolidated net income	$456	$384
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(5)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(5)	(3)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	446	377

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,113	1,120

Effect of potential dilutive common shares under the treasury stock method: Employee stock options	7	7
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,120	1,127

Basic earnings per common share	$0.40	$0.34

Diluted earnings per common share	$0.40	$0.33

Our unvested restricted stock rights, which consist of restricted stock units, restricted stock awards, and performance shares, are considered participating securities, as these securities have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2013 and 2012, we had outstanding unvested restricted stock rights with respect to 26 million and 19 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 14 million and 20 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2013 and 2012, respectively.

10.  Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) at March 31, 2013 and 2012, were as follows (amounts in millions):

	For the three months ended March 31, 2013
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2012	$(26)	$—	$(26)
Other comprehensive income (loss) before reclassifications	(70)	1	(69)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at March 31, 2013	$(96)	$1	$(95)

	For the three months ended March 31, 2012
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2011	$(72)	$—	$(72)
Other comprehensive income (loss) before reclassifications	38	1	39
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at March 31, 2012	$(34)	$1	$(33)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

11. Capital transactions

Repurchase Program

On February 2, 2012, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and March 31, 2013.  There were no repurchases pursuant to this stock repurchase program during the three months ended March 31, 2013.

On February 3, 2011, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock, on terms and conditions to be determined by the Company, until March 31, 2012.  For the three months ended March 31, 2012, we repurchased 22 million shares of our common stock for an aggregate purchase price of $261 million pursuant to this stock repurchase program.

Dividend

On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share payable on May 15, 2013 to shareholders of record at the close of business on March 20, 2013.  As such, we have included $217 million of dividends payable in “Accrued expense and other liabilities” on our condensed consolidated balance sheet as of March 31, 2013.

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

12.  Commitments and contingencies

At March 31, 2013, we did not have any significant changes to our commitments since December 31, 2012.  See Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for more information regarding our commitments.

Legal Proceedings

The Company is subject to various legal proceedings and claims. FASB Accounting Standards Codification (“ASC”) Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect to litigation and other claims. The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company.

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

13.       Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily forward contracts, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange forward contracts was $171 million and $355 million at March 31, 2013 and December 31, 2012, respectively. Unrealized and realized gains and losses were not material for the three months ended March 31, 2013 and 2012.

Other

Activision Blizzard has entered into various transactions and agreements, including cash management services, investor agreement, music royalty agreements, and music distribution agreements, with Vivendi and its subsidiaries and other affiliates.  None of these services, transactions and agreements with Vivendi and its affiliates is material, either individually or in the aggregate, to the condensed consolidated financial statements as a whole.

14.       Recently issued accounting pronouncements

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Balance sheet offsetting disclosures

In December 2011, the FASB issued authoritative guidance on the disclosure of financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement and should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reclassification of accumulated other comprehensive loss

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2012. We adopted this guidance and provided the required disclosures in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact on our consolidated financial statements from the adoption of this guidance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), video game console, handheld, and mobile game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”) and Nintendo Wii U (“Wii U”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) and Nintendo 3DS (“3DS”) handheld game systems; the PC; and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports.  Blizzard also develops, markets and sells role-playing action and strategy PC-based computer games, including games in the multiple-award winning Diablo® and StarCraft® franchises. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; revenue from value-added services such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III and StarCraft II products.

Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended March 31, 2013, Activision Blizzard had net revenues of $1.3 billion, as compared to net revenues of $1.2 billion for the same period in 2012, and earnings per diluted share of $0.40, as compared to earnings per diluted share of $0.33 for the same period in 2012.

According to The NPD Group, for U.S. data, Gfk Chart-Track, for Europe data, and internal estimates, for the first quarter of 2013:

•                  In North America and Europe combined, Activision Publishing was the #1 publisher overall for the quarter, including accessory packs and figures, with the #1 and #2 best-selling franchises — Skylanders and Call of Duty;

•                  Skylanders Giants™ (including accessory packs and figures) was the #1 best-selling game overall in dollars in both North America and Europe;

•                  In North America and Europe combined, Call of Duty®: Black Ops II was the #2 best-selling title in dollars; and

•                  Activision Blizzard had two top-10 PC titles, with Blizzard Entertainment’s StarCraft II: Heart of the Swarm™ and Diablo III, in both North America and Europe.

Additionally, during the three months ended March 31, 2013, Activision Publishing released, among other titles, the first downloadable map pack, Call of Duty: Black Ops II Revolution (“Revolution”), on the Xbox 360 on January 29, 2013, and on other platforms on February 28, 2013, and The Walking Dead: Survival Instinct on Xbox 360, PS3, PC and Wii U on March 19, 2013.

On March 12, 2013, Blizzard released StarCraft II: Heart of the Swarm, the first expansion to Blizzard’s real-time strategy PC game StarCraft II: Wings of Liberty®.  As of the end of its first two days of sales, Heart of the Swarm had sold through approximately 1.1 million copies worldwide, including both retail and digital sales.

Activision Blizzard Recent and Upcoming Product Releases

We have announced and expect to release the following titles and games, among other titles:

•                  On February 5, 2013, Activision announced Skylanders SWAP Force™, the newest installment in the popular Skylanders franchise.

•                  On March 22, 2013, Blizzard announced Hearthstone ™: Heroes of Warcraft ™, a new cross-platform free-to-play game for the PC and mobile devices.

•                  On April 16, 2013, Activision released the second downloadable map pack for Call of Duty: Black Ops II Uprising (“Uprising”) for the Xbox 360. We expect to release Uprising on other platforms later in the second quarter of 2013.

•                  On April 29, 2013, Blizzard announced that it will release Diablo III for the PS3 later this year. As announced previously, Blizzard also plans to adapt the game for the PlayStation®4, Sony’s next-generation console system.

•                  On May 1, 2013, Activision announced that it will release its new Call of Duty game, Call of Duty: Ghosts on November 5, 2013.

Management’s Overview of Business Trends

We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products, such as DVDs, are also available by direct digital download over the Internet (both from websites that we own and from others owned by third parties).  In addition, we offer players downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard’s proprietary online-game related service, Battle.net.  Digital revenues have become an increasingly important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels.

Net revenues from digital online channels represented 28% of the total consolidated net revenues for the three months ended March 31, 2013, as compared to 27% for the same period in 2012. On a non-GAAP basis, which excludes the impact of the change in deferred net revenues, net revenues from digital online channels represented 53% of the total consolidated net revenues for the three months ended March 31, 2013, as compared to 51% for the same period in 2012. The increases in non-GAAP digital online channels were primarily due to the stronger current quarter release of Revolution, as compared to Call of Duty: Modern Warfare® 3 Content Collection #1, and the release of StarCraft II: Heart of the Swarm.

Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Conditions in the retail channels of the video games industry have remained challenging during the first three months of 2013.  In the U.S. and Europe, retail sales of video games were flat as compared to the same period in 2012, according to The NPD Group and Gfk Chart-Track.  In addition, in the first three months of 2013, the video game industry was benefited by the addition of an extra week as compared to the first three months of 2012, and with Easter sales falling into the first quarter of 2013 as opposed to the second quarter of 2012.

Despite the challenges in the retail channels, the industry’s top five titles (including accessory packs and figures) grew 24% for the three months ended March 31, 2013, as compared to the same period in 2012. This has resulted in the further concentration of revenues in the top titles, particularly for high-definition platforms, which experienced year-over-year growth with a higher number of premier releases during the period as compared to the first three months of 2012. The Company’s results have been more favorable as compared to the overall trends in retail because of our greater focus on premier top titles and a more focused overall slate of titles.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended March 31,
	2013		2012

Net revenues:
Product sales	$990	75%	$874	75%
Subscription, licensing, and other revenues	334	25	298	25
Total net revenues	1,324	100	1,172	100

Costs and expenses:
Cost of sales — product costs	260	20	257	22
Cost of sales — online subscriptions	57	4	69	5
Cost of sales — software royalties and amortization	61	5	31	3
Cost of sales — intellectual property licenses	38	3	7	—
Product development	125	9	114	10
Sales and marketing	107	8	79	7
General and administrative	89	7	102	9

Total costs and expenses	737	56	659	56

Operating income	587	44	513	44

Investment and other income (expense), net	2	—	1	—

Income before income tax expense	589	44	514	44

Income tax expense	133	10	130	11

Net income	$456	34%	$384	33%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, and amortization of intangible assets as a result of purchase price accounting. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2013 and 2012 are presented in the table below (amounts in millions):

	Three months ended March 31,
			Increase
	2013	2012	(Decrease)

Segment net revenues:
Activision	$423	$271	$152
Blizzard	330	251	79
Distribution	51	65	(14)
Operating segment net revenue total	804	587	217

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	520	585
Consolidated net revenues	$1,324	$1,172

Segment income from operations:
Activision	$112	$—	$112
Blizzard	135	89	46
Distribution	—	1	(1)
Operating segment income from operations total	247	90	157

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	369	447
Stock-based compensation expense	(26)	(21)
Amortization of intangible assets	(3)	(3)

Consolidated operating income	587	513
Investment and other income (expense), net	2	1
Consolidated income before income tax expense	$589	$514

Segment Net Revenues

Activision

Activision’s net revenues increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to stronger performances of the Call of Duty and Skylanders franchises, including catalog sales of titles from both franchises.  Revolution generated higher revenues than Call of Duty: Modern Warfare 3 Content Collection #1, due to our renewed focus on downloadable map packs, sold a la carte or as part of a season pass.  Compared to the same period in the prior year, the stronger performance of Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, and stronger sales of Skylanders Giants and Skylanders Spyro’s Adventure® toys and accessories, as compared to Skylanders Spyro’s Adventure alone in the prior year, also contributed to the increase.

Blizzard

Blizzard’s net revenues increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to the release of StarCraft II: Heart of the Swarm on March 12, 2013, and revenues from sales of Diablo III, which was released in May 2012.  The increase was partially offset by lower value-added services revenues and lower World of Warcraft subscription revenues resulting from a lower number of subscribers.

At March 31, 2013, the worldwide subscriber* base for World of Warcraft was 8.3 million, compared to a subscriber base of 9.6 million at December 31, 2012, and 10.2 million at March 31, 2012. The subscriber decline was primarily attributable to the East, with a smaller relative decrease in the West (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, New Zealand, and Latin America). Subscribership has declined since the September 2012 release of the latest expansion pack, World of Warcraft: Mists of Pandaria®, with casual players in the East playing less. In general, the average revenue per subscriber is lower in the East than in the West. Looking forward, our objective is to deliver new game content for World of Warcraft in all regions to further appeal to the gaming community.

*

World of Warcraft subscribers include individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, those who have purchased the game and are within their free month of access, and Internet Game Room players who have accessed the game over the last thirty days. The above definition excludes all players under free promotional subscriptions, expired or cancelled subscriptions, and those who have expired prepaid cards. Subscribers in licensees’ territories are defined along the same rules.

Distribution

Distribution’s net revenues decreased for the three months ended March 31, 2013, as compared to the same period in 2012, which was largely due to the continued weakness in video games retail sales, particularly in the United Kingdom.

Segment Income from Operations

Activision

For the three months ended March 31, 2013, Activision’s operating income increased, as compared to the same period in 2012, primarily driven by higher net revenues as previously described and lower product development costs because of higher capitalization of product development costs and a more focused slate from our value business.  The increase was partially offset by higher costs of sales (consistent with higher net revenues), higher intellectual property expenses related to a write-down of capitalized costs, and higher sales and marketing expense in connection with the Skylanders franchise and the reveal of Destiny™, Bungie’s next big action game universe.

Blizzard

Blizzard’s operating income increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of the increase in net revenues previously described. The increase was partially offset by higher cost of sales (consistent with higher net revenues), higher software development costs, as more costs were capitalized in the first quarter of 2012 due to the releases of Diablo III in May 2012 and World of Warcraft: Mists of Pandaria in September 2012, and marketing efforts for the release of StarCraft II: Heart of the Swarm.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three months ended March 31, 2013 and 2012 (amounts in millions):

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$896	$793	$103
Digital online channels(1)	377	314	63
Total Activision and Blizzard	1,273	1,107	166

Distribution	51	65	(14)
Total consolidated GAAP net revenues	1,324	1,172	152

Change in deferred net revenues(2)
Retail channels	(572)	(569)
Digital online channels(1)	52	(16)
Total changes in deferred net revenues	(520)	(585)

Non-GAAP net revenues by distribution channel
Retail channels	324	224	100
Digital online channels(1)	429	298	131
Total Activision and Blizzard	753	522	231

Distribution	51	65	(14)
Total non-GAAP net revenues (3)	$804	$587	$217

(1) We currently define revenues from digital online channels as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products.

(2) We have determined that some of our games’ online functionality represents an essential component of gameplay and as a result, represents a more-than-inconsequential separate deliverable. As such, we are required to recognize the revenues of these game titles over the estimated service periods, which may range from a minimum of five months to a maximum of less than a year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(3) Total non-GAAP net revenues presented also represents our total operating segment net revenues.

The increase in GAAP net revenues from retail channels for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to stronger sales of Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, revenues from Diablo III, which was released in May 2012, stronger sales of Skylanders Giants and Skylanders Spyro’s Adventure (including toys and accessories), as compared to sales from only Skylanders Spyro’s Adventure (as the initial title in the franchise) in the prior year, revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and revenues from StarCraft II: Heart of the Swarm, which was released in March 2013. The increase was partially reduced by the deferral of revenues from the current quarter release of StarCraft II: Heart of the Swarm.

The increase in non-GAAP net revenues from retail channels for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to revenues from the release of StarCraft II: Heart of the Swarm in March 2013, stronger sales of Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, and stronger sales of Skylanders Giants and Skylanders Spyro’s Adventure (including toys and accessories), as compared to sales from only Skylanders Spyro’s Adventure (as the initial title in the franchise) in the prior year, and catalog sales of Diablo III, which was released in May 2012.

The increase in GAAP net revenues from digital online channels for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, stronger sales of Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, the stronger revenues from the current quarter release of Revolution than revenues from Call of Duty: Modern Warfare 3 Content Collection #1 released in the first quarter of 2012, Diablo III, which was released in May 2012, and revenues from StarCraft II: Heart of the Swarm released in March 2013. The increase in GAAP net revenues from digital online channels for the three months ended March 31, 2013 was partially reduced by the deferral of revenues from the current quarter releases of Revolution and StarCraft II: Heart of the Swarm.

The increase in non-GAAP net revenues from digital online channels for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to the stronger revenues from the current quarter release of Revolution than revenues from Call of Duty: Modern Warfare 3 Content Collection #1 released in the first quarter of 2012, and revenues from StarCraft II: Heart of the Swarm. The increase was partially offset by lower revenues from value-added services and subscriptions from our World of Warcraft franchise.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2013 and 2012 (amounts in millions):

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Geographic region net revenues:
North America	$738	$601	$137
Europe	487	485	2
Asia Pacific	99	86	13
Consolidated net revenues	$1,324	$1,172	$152

The increase / (decrease) in deferred revenues recognized by geographic region for the three months ended March 31, 2013 and 2012 was as follows (amounts in millions):

	Three months ended March 31,		Increase /
	2013	2012	(Decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$315	$331	$(16)
Europe	169	225	(56)
Asia Pacific	36	29	7
Total impact on consolidated net revenues	$520	$585	$(65)

As previously discussed, the Company’s net revenues for the three months ended March 31, 2013 were positively impacted by the revenues from higher Call of Duty catalog and downloadable map pack sales, higher Skylanders catalog sales than the same period in 2012, revenues from Diablo III, which was released in May 2012, and revenues from StarCraft II: Heart of the Swarm, which was released in March 2013. These positive impacts were partially offset by the lower recognition of revenues from catalog sales from our value business as compared to same period in 2012.  Additionally, in Europe, the positive impact was partially offset by year-over-year revenue decreases from our distribution segment, and in the Asia Pacific region, the positive impact was partially offset by lower World of Warcraft revenues resulting from a lower number of subscribers.

In the North America and Europe regions, the decrease in deferred revenues recognized was primarily attributable to the revenues deferred from the current quarter releases of Revolution and StarCraft II: Heart of the Swarm, partially offset by the recognition of revenues deferred from Call of Duty titles, as well as Diablo III and World of Warcraft: Mists of Pandaria, which were released in 2012.

In the Asia Pacific region, the increase in deferred revenues recognized was primarily attributable to the recognition of revenues deferred from Diablo III and the World of Warcraft franchise (primarily related to value-added services) partially offset by higher revenues deferred from the current quarter release of Star Craft II: Heart of the Swarm.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended March 31, 2013 and 2012 (amounts in millions):

	Three months	% of total(3)	Three months	% of total(3)
	ended	consolidated	ended	consolidated	Increase
	March 31, 2013	net revenues	March 31, 2012	net revenues	(Decrease)

Platform net revenues:
Online subscriptions(1)	$275	21%	$256	22%	$19
PC	93	7	47	4	46

Console
Sony PlayStation 3	343	26	302	26	41
Microsoft Xbox 360	383	29	335	29	48
Nintendo Wii and Wii U	23	2	51	4	(28)
Total console	749	57	688	59	61
Other(2)	156	12	116	10	40
Total platform net revenues	1,273	96	1,107	94	166
Distribution	51	4	65	6	(14)
Total consolidated net revenues	$1,324	100%	$1,172	100%	$152

The increase / (decrease) in deferred revenues recognized by platform for the three months ended March 31, 2013 and 2012 was as follows (amounts in millions):

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:

Online subscriptions(1)	$47	$6	$41
PC	(28)	22	(50)

Console
Sony PlayStation 3	249	263	(14)
Microsoft Xbox 360	247	277	(30)
Nintendo Wii and Wii U	5	14	(9)
Total console	501	554	(53)
Other(2)	—	3	(3)
Total impact on consolidated net revenues	$520	$585	$(65)

(1) Revenue from online subscriptions consists of revenue from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Call of Duty Elite memberships.

(2) Revenue from other includes revenues from handheld and mobile devices, as well as non-platform specific game related revenues such as standalone sales of toys and accessories products from the Skylanders franchise and other physical merchandise and accessories.

(3) The percentages of total are presented as calculated. Therefore the sum of these percentages, as presented, may differ due to the impact of rounding.

Net revenues from online subscriptions increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to the recognition of deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012. The increase was partially offset by lower value-added services revenues and lower World of Warcraft subscriptions resulting from a lower number of subscribers, and lower revenues from Call of Duty Elite memberships related to Call of Duty: Modern Warfare 3.  In conjunction with the release of Call of Duty: Black Ops II, all of the Call of Duty Elite service features for that game were made available for free; this free service does not include downloadable map packs, which are sold separately, either a la carte as individual map packs or as part of a discounted season pass bundle.

Net revenues from PC increased for the three months ended March 31, 2013, as compared to the same period in 2012, due to revenues from Diablo III, which was released in May 2012, and revenues from the current quarter release of StarCraft II: Heart of the Swarm. The increase was partially offset by the higher revenues being deferred as a result of the release of StarCraft II: Heart of the Swarm in March 2013.

Net revenues from PS3 and Xbox 360 increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to higher revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, as well as higher revenues from the current quarter release of The Walking Dead: Survival Instinct. The increase was partially offset by the higher deferral of revenues from the current quarter release of Revolution, as compared to Call of Duty: Modern Warfare 3 Content Collection #1, which was released in the first quarter of 2012, and the stronger performance of Call of Duty: Black Ops II in the first quarter of 2013, as compared to Call of Duty: Modern Warfare 3 in the same period in 2012.

Net revenues from other increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to higher sales of toys and accessories products from Skylanders Giants than from Skylanders Spyro’s Adventure.

Net revenues from Nintendo Wii and Wii U decreased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to overall weaker catalog sales and fewer comparable releases.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2013 and 2012 (amounts in millions):

		% of		% of
	Three months ended	consolidated	Three months ended	consolidated	Increase
	March 31, 2013	net revenues	March 31, 2012	net revenues	(Decrease)

Product costs	$260	20%	$257	22%	$3
Online subscriptions	57	4	69	5	(12)
Software royalties and amortization	61	5	31	3	30
Intellectual property licenses	38	3	7	—	31

Total cost of sales increased for the three months ended March 31, 2013, as compared to the same period in 2012, consistent with higher net revenues.

Cost of sales — product costs increased slightly for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to higher net revenues. The increase was partially offset by lower product costs as a result of lower revenues from our distribution segment year-over-year. Further, revenues from digital online channels have lower product costs than revenues from retail channels. The increasing mix of revenues from our digital online channels year-over-year contributed to our higher margins (or lower product costs as a percent of consolidated net revenues).

The decrease in cost of sales — online subscriptions year-over-year was primarily due to cost reduction efforts in 2012 that benefited the current period. The increase in cost of sales — software royalties and amortization was consistent with higher net revenues year-over-year. Cost of sales — intellectual property licenses increased year-over-year primarily due to a write-down of capitalized costs.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2013	net revenues	March 31, 2012	net revenues	(Decrease)

Three Months Ended	$125	9%	$114	10%	$11

Product development costs increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to higher bonus accruals, reflective of the release of StarCraft II: Heart of the Swarm during the three months ended March 31, 2013 and higher stock option expense. The increase was partially offset by our more focused slate of titles from our value business.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2013	net revenues	March 31, 2012	net revenues	(Decrease)

Three Months Ended	$107	8%	$79	7%	$28

Sales and marketing expenses increased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to increased media and advertising costs related to the reveal of Destiny, marketing support for the release of StarCraft II: Heart of the Swarm, and continued investments in our Skylanders franchise.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2013	net revenues	March 31, 2012	net revenues	(Decrease)

Three Months Ended	$89	7%	$102	9%	$(13)

General and administrative expenses decreased for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to lower legal expenses (including legal-related accruals, settlements, and fees), lower bonuses, and benefits from foreign exchange rate movements.

Investment and other income (expense), net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	March 31, 2013	net revenues	March 31, 2012	net revenues	(Decrease)

Three Months Ended	$2	—%	$1	—%	$1

Investment and other income (expense), net did not significantly change for the three months ended March 31, 2013, as compared to the same period in 2012.

Income Tax Expense (amounts in millions)

		% of		% of
		Pre-tax		Pre-tax	Increase
	March 31, 2013	income	March 31, 2012	income	(Decrease)

Three Months Ended	$133	22.6%	$130	25.3%	$3

The income tax expense of $133 million for the three months ended March 31, 2013 reflected an effective tax rate of 22.6%, which is lower than the effective tax rate of 25.3% for the three months ended March 31, 2012. The lower rate is due to the recognition of the retroactive reinstatement of the federal research and development (“R&D”) tax credit for the tax year December 31, 2012 enacted in the first quarter of 2013.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the R&D tax credit that had expired December 31, 2011, was retroactively reinstated to January 1, 2012 and is now scheduled to expire on December 31, 2013. The Company recorded a benefit of $12 million related to the R&D tax credit for the tax year ended December 31, 2012 as a discrete item in the first quarter of 2013.

The effective tax rate of 22.6% for the three months ended March 31, 2013 differed from the U.S. statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, geographic mix in profitability, recognition of federal and California research and development credits, and the federal domestic production deduction.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2013 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2013 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and Vivendi Games’s tax returns for the 2005 through 2008 tax years. While Vivendi Games’s results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’s results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. The Company also has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At March 31, 2013	At December 31, 2012	(Decrease)
Cash and cash equivalents	$4,299	$3,959	$340
Short-term investments	319	416	(97)
	$4,618	$4,375	$243

Percentage of total assets	34%	31%

	Three months ended March 31,		Increase
	2013	2012	(Decrease)

Cash flows provided by operating activities	$325	$153	$172
Cash flows provided by (used in) investing activities	80	(77)	157
Cash flows provided by (used in) financing activities	23	(246)	269
Effect of foreign exchange rate changes	(88)	54	(142)
Net decrease in cash and cash equivalents	$340	$(116)	$456

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities included: the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products; and payments to third-party developers and intellectual property holders, for tax liabilities, and to our workforce. A significant operating use of our cash relates to our continued focus on customer service for our subscribers and investment in software development.

Cash flows provided by operating activities increased for the three months ended March 31, 2013 as compared to the same period in 2012.  The increase was primarily attributable to higher net income and higher non-cash expenses in the current period, such as the amortization and write-down of software development costs and intellectual property licenses and deferred incomes taxes.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities have typically included capital expenditures, acquisitions and the net effect of purchases and sales/maturities of short-term investments.

Cash flows related to investing activities during the three months ended March 31, 2013 mainly reflected the purchase of $26 million of short-term investments, capital expenditures of $17 million for property and equipment, and the receipt of $113 million in proceeds from the maturities of investments, the majority of which consisted of U.S. treasury and other government-sponsored agency debt securities. Cash flows provided by investing activities were higher when comparing the three months ended March 31, 2013 to the same period in 2012, primarily due to lower disbursements for purchases of short-term investments.

Cash Flows Provided by (Used in) Financing Activities

The primary drivers of cash flows provided by (used in) financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, payment of dividends and the repurchase of our common stock. We have not historically utilized debt financing as a source of cash flows although we may do so in the future.

Cash flows provided by financing activities during the three months ended March 31, 2013 reflect the proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises of $33 million and were partially offset by the payment of $14 million in taxes relating to the vesting of employees’ restricted stock rights. Cash flows provided by financing activities were higher for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to the lack of share repurchases in the current period.

Other Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, investments, and cash flows provided by operating activities. With our cash and cash equivalents and short-term investments of $4.6 billion at March 31, 2013 and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($3.9 billion at March 31, 2013) to finance our operational requirements for at least the next twelve months, including purchases of inventory and equipment; the development, production, marketing and sale of new products; the provision of customer service for our subscribers; the acquisition of intellectual property rights for future products from third parties; and the funding of dividends.

As of March 31, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.7 billion, compared with $2.6 billion as of December 31, 2012. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

We are considering, or may consider during 2013, substantial stock repurchases, dividends, acquisitions, licensing or other non-ordinary course transactions, and significant debt financings relating thereto.

Capital Expenditures

For the year ending December 31, 2013, we anticipate total capital expenditures of approximately $85 million, primarily for property and equipment. Capital expenditures are expected to be primarily for computer hardware and software purchases. Through the first three months of 2013, we made aggregate capital expenditures of $17 million.

Off-balance Sheet Arrangements

At March 31, 2013 and December 31, 2012, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

Financial Disclosure

We maintain internal control over financial reporting, which generally includes those controls relating to the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We also are focused on our “disclosure controls and procedures,” which as defined by the Securities and Exchange Commission (the “SEC”), are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in our reports filed with the SEC is reported within the time periods specified in the SEC’s rules and forms, and that such information is communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

•                  Revenue Recognition including Revenue Arrangements with Multiple Deliverables

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the three months ended March 31, 2013, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Balance sheet offsetting disclosures

In December 2011, the FASB issued authoritative guidance on the disclosure of financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement and should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reclassification of accumulated other comprehensive loss

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2012. We adopted this guidance and provided the required disclosures in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact on our consolidated financial statements from the adoption of this guidance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in interest rates, foreign currency exchange rates and market prices.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include Euros, British pounds, Australian dollars, South Korean won and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses, and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally forward contracts with maturities of twelve months or less. Vivendi is our principal counterparty and the risks of counterparty non-performance associated with these contracts are not considered to be material. We expect to continue to use economic hedge programs in the future to reduce foreign exchange-related volatility if it is determined that such hedging activities are appropriate to reduce risk. We do not hold or purchase any foreign currency contracts for trading or speculative purposes. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. Our foreign exchange forward contracts are not designated as hedging instruments and are accounted for as derivatives whereby the fair value of the contracts are reported as “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheets, and the associated gains and losses from changes in fair value are reported in “General and administrative expense” and “Investment and other income (expense), net” in the condensed consolidated statements of operations.

The gross notional amount of outstanding foreign exchange forward contracts was $171 million and $355 million at March 31, 2013 and December 31, 2012, respectively. Unrealized and realized gains and losses were not material for the three months ended March 31, 2013 and 2012.

In the absence of the hedging activities described above, as of March 31, 2013, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $27 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in securities issued by governments with highly rated sovereign debt. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2013, our $4.3 billion of cash and cash equivalents were comprised primarily of money market funds. At March 31, 2013, our $319 million of short-term investments included $300 million of U.S. treasury and government-sponsored agency debt securities, $8 million of restricted cash, and $11 million of corporate bonds. We also had $9 million in auction rate securities at fair value classified as long-term investments at March 31, 2013. The Company has determined that, based on the composition of our investment portfolio as of March 31, 2013, there was no material interest rate risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2013, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

The Company is subject to various legal proceedings and claims. FASB Accounting Standards Codification (“ASC”) Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. The Company records an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, the Company provides additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on the Company.

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

Item 1A.   Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s 2012 Annual Report on Form 10-K, as amended. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended March 31, 2013, the total number of shares purchased as part of our publicly announced repurchase programs, and the approximate dollar value of shares that may yet be purchased under our stock repurchase program at March 31, 2013.

			Total number of	Approximate dollar value
	Total number	Average	shares purchased as part	of shares that may
	of shares	price paid	of publicly announced	yet be purchased under
Period	purchased (1)	per share ($)	plans or programs	the plans or programs ($) (2)
January 1, 2013—January 31, 2013	—	$—	—	$945,772,518
February 1, 2013—February 28, 2013	45,006	14.37	—	945,772,518
March 1, 2013—March 31, 2013	—	—	—	945,772,518
Total	45,006		—

(1)

Included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of an aggregate of 45,006 shares of our common stock, with an average value of $14.37 per share as of the date of delivery, to satisfy tax withholding obligations in connection with the vesting of restricted stock awards to our employees.

(2)

On February 2, 2012, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and March 31, 2013. There were no repurchases pursuant to this stock repurchase program during the three months ended March 31, 2013.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 8, 2013

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

3.3		Amended and Restated By-Laws of Activision Blizzard, Inc., as amended and restated as of February 2, 2010 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 5, 2010).

10	.1*	Employment Agreement, dated as of January 9, 2012, between Humam Sakhnini and the Company.

10	.2*	Notice of Stock Option Award, dated as of March 6, 2012, to Humam Sakhnini.

10	.3*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Humam Sakhnini.

10	.4*	Notice of Performance-Vesting Share Unit Award, dated as of March 6, 2012, to Humam Sakhnini.

10	.5*	Notice of Stock Option Award for grants to unaffiliated directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.

10	.6*	Notice of Stock Option Award for grants to persons other than directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.

10	.7*

Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.

10	.8*

Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.

10	.9*	Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.

10	.10*	Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.

31.1		Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.