Form 10-Q
period 2013-06-30
Activision Blizzard, Inc.
filed 2013-08-01
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding at July 25, 2013 was 1,119,457,954.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance;(4) statements about the completion, timing, financing, and impact of the transactions described herein; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action and massively multiplayer online games and preferences among hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, particularly during the upcoming console transition, rapid changes in technology and industry standards, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality “hit” titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, capital market risks, the possibility that expected benefits related to the pending transactions may not materialize as expected, the pending transactions not being timely completed, if completed at all, and the other  factors  identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, and this Quarterly Report on Form 10-Q. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30,	At December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,341	$3,959
Short-term investments	205	416
Accounts receivable, net of allowances of $211 and $332 at June 30, 2013 and December 31, 2012, respectively	117	707
Inventories, net	131	209
Software development	304	164
Intellectual property licenses	11	11
Deferred income taxes, net	335	487
Other current assets	185	321
Total current assets	5,629	6,274

Long-term investments	9	8
Software development	35	129
Intellectual property licenses	—	30
Property and equipment, net	132	141
Other assets	10	11
Intangible assets, net	61	68
Trademark and trade names	433	433
Goodwill	7,102	7,106
Total assets	$13,411	$14,200

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$139	$343
Deferred revenues	665	1,657
Accrued expenses and other liabilities	389	652
Total current liabilities	1,193	2,652
Deferred income taxes, net	77	25
Other liabilities	206	206
Total liabilities	1,476	2,883

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,119,015,481 and 1,111,606,087 shares issued at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,541	9,450
Retained earnings	2,456	1,893
Accumulated other comprehensive income (loss)	(62)	(26)
Total shareholders’ equity	11,935	11,317
Total liabilities and shareholders’ equity	$13,411	$14,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues
Product sales	$727	$798	$1,717	$1,672
Subscription, licensing, and other revenues	323	277	658	575
Total net revenues	1,050	1,075	2,375	2,247

Costs and expenses
Cost of sales — product costs	179	229	440	486
Cost of sales — online subscriptions	54	71	111	140
Cost of sales — software royalties and amortization	38	57	99	88
Cost of sales — intellectual property licenses	14	20	52	27
Product development	123	145	247	259
Sales and marketing	116	136	223	216
General and administrative	96	190	186	291
Total costs and expenses	620	848	1,358	1,507

Operating income	430	227	1,017	740

Investment and other income (expense), net	—	2	3	3

Income before income tax expense	430	229	1,020	743

Income tax expense	106	44	240	174

Net income	$324	$185	$780	$569

Earnings per common share
Basic	$0.28	$0.16	$0.68	$0.50
Diluted	$0.28	$0.16	$0.68	$0.50

Weighted-average number of shares outstanding
Basic	1,118	1,109	1,116	1,115
Diluted	1,127	1,115	1,124	1,121

Dividends per common share	$—	$—	$0.19	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$324	$185	$780	$569

Other comprehensive income (loss):
Foreign currency translation adjustment	33	(91)	(37)	(53)
Unrealized gains on investments, net of deferred income taxes of $0 million for the three and six months ended June 30, 2013 and 2012	—	—	1	1
Other comprehensive income (loss)	$33	$(91)	$(36)	$(52)

Comprehensive income	$357	$94	$744	$517

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$780	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	209	29
Depreciation and amortization	47	45
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	126	102
Stock-based compensation expense (2)	50	49
Excess tax benefits from stock option exercises	(5)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	583	421
Inventories, net	76	15
Software development and intellectual property licenses	(140)	(146)
Other assets	132	246
Deferred revenues	(974)	(564)
Accounts payable	(197)	(228)
Accrued expenses and other liabilities	(253)	(290)
Net cash provided by operating activities	434	245

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	229	253
Purchases of available-for-sale investments	(26)	(302)
Capital expenditures	(36)	(26)
Decrease in restricted cash	9	1
Net cash provided by (used in) investing activities	176	(74)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	51	23
Tax payment related to net share settlements of restricted stock rights	(16)	(3)
Repurchase of common stock	—	(315)
Dividends paid	(216)	(204)
Excess tax benefits from stock option exercises	5	3
Net cash used in financing activities	(176)	(496)

Effect of foreign exchange rate changes on cash and cash equivalents	(52)	(54)

Net increase (decrease) in cash and cash equivalents	382	(379)

Cash and cash equivalents at beginning of period	3,959	3,165

Cash and cash equivalents at end of period	$4,341	$2,786

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(Unaudited)

(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	1,112	$—	$9,450	$1,893	$(26)	$11,317

Components of comprehensive income (loss):
Net income	—	—	—	780	—	780
Other comprehensive income (loss)	—	—	—	—	(36)	(36)
Issuance of common stock pursuant to employee stock options	5	—	51	—	—	51
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	(16)	—	—	(16)
Tax benefit associated with employee stock options	—	—	3	—	—	3
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	53	—	—	53
Dividends ($0.19 per common share) (See Note 11)	—	—	—	(217)	—	(217)

Balance at June 30, 2013	1,119	$—	$9,541	$2,456	$(62)	$11,935

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

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.” Vivendi owned approximately 61% of Activision Blizzard’s outstanding common stock at June 30, 2013.

Based upon our current organizational structure, we have three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”) and Nintendo Wii U (“Wii U”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) and Nintendo 3DS (“3DS”) handheld game systems; the PC; and other handheld and mobile devices. We are investing in, developing, and planning to release games for Sony’s and Microsoft’s next-generation console systems, the PlayStation 4 (“PS4”) and Xbox One (“Xbox One”), respectively.

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

Results of Adjustments

During the three months ended June 30, 2013, we identified through our internal processes that, in previous years, we erroneously under-accrued for certain indirect taxes for two countries in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years’ financial statements as well as the projected full-year 2013 financial statements. As such, during the three months ended June 30, 2013, we recorded an adjustment in our condensed consolidated statements of operations which reduced “Total net revenues” by $8 million, “Investment and other income (expense), net” by $1 million, “Income before income tax expense” by $9 million, and “Net income” by $7 million. This adjustment reduced net revenues and income from operations before income tax expense by $8 million and $9 million, respectively, in each of our Blizzard segment, Europe region, and online subscriptions platform, as presented in footnote 7 of the notes to the condensed consolidated financial statements.  The adjustment increased “Accrued expenses and other liabilities” on our condensed consolidated balance sheet by $9 million and represents a correction of an error. Operating cash flows will be impacted by $9 million in the period we settle the liability. The adjustment related to prior periods’ net income as follows: (i) approximately $1 million for the quarter ended March 31, 2013; (ii) approximately $1 million for each quarter of 2012 (totaling approximately $4 million for the year ended December 31, 2012); (iii) approximately $2 million for the year ended December 31, 2011; and (iv) less than $1 million for the year ended December 31, 2010. Earnings per basic and diluted share were affected by less than $0.01 as a result of recording this adjustment.

During the three months ended June 30, 2012, we identified through our internal processes that, in previous years, we erroneously over-recognized revenue for a country in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years’ financial statements as well as the projected full-year 2012 financial statements. As such, during the three months ended June 30, 2012, we recorded an adjustment in our condensed consolidated statements of operations which reduced “Total net revenues” by $11 million and “Net income” by $8 million. This adjustment reduced net revenues and income from operations before income tax expense by $11 million in each of our Blizzard segment, Europe region, and online subscriptions platform, as presented in footnote 7 of the notes to the condensed consolidated financial statements.  The adjustment increased “Deferred revenues” on our condensed consolidated balance sheet by $11 million and represents a correction of an error. There was no impact to operating cash flows. The adjustment related to prior periods’ net income as follows: (i) approximately $1 million for the quarter ended March 31, 2012; (ii) less than $1 million for each quarter of 2011 (totaling approximately $3 million for the year ended December 31, 2011); (iii) approximately $2 million for the year ended December 31, 2010; and (iv) approximately $3 million for periods prior to the year ended December 31, 2010. Earnings per basic and diluted share were affected by less than $0.01 as a result of recording this adjustment.

2.     Inventories, net

Our inventories, net consist of the following (amounts in millions):

	At June 30, 2013	At December 31, 2012
Finished goods	$90	$151
Purchased parts and components	41	58
Inventories, net	$131	$209

3.     Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2013
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(89)	$9
Internally-developed franchises	11 - 12 years	309	(257)	52
Total definite-lived intangible assets		$407	$(346)	$61

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2012
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount

Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(88)	$10
Internally-developed franchises	11 - 12 years	309	(251)	58
Total definite-lived intangible assets		$407	$(339)	$68

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $3 million and $6 million for the three and six months ended June 30, 2013, respectively.  Amortization expense of intangible assets was $2 million and $5 million for the three and six months ended June 30, 2012, respectively.

At June 30, 2013, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2013 (remaining six months)	$20
2014	18
2015	10
2016	6
2017	3
Thereafter	4

Total	$61

4.     Income taxes

The income tax expense of $106 million for the three months ended June 30, 2013 reflected an effective tax rate of 24.7%, which is higher than the effective tax rate of 19.2% for the three months ended June 30, 2012. This is primarily due to a decrease in the proportional amount of earnings in foreign jurisdictions with a relatively lower statutory rate (as compared to domestic earnings with a relatively higher statutory rate).

The effective tax rate of 24.7% for the three months ended June 30, 2013 differed from the U.S. statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, the geographic mix in profitability, recognition of federal and California research and development (“R&D”) credits, and the federal domestic production deduction.

Our tax expense of $240 million for the six months ended June 30, 2013 reflected an effective tax rate of 23.5% compared to an effective tax rate of 23.4% for the six months ended June 30, 2012.  For the six months ended June 30, 2013, the geographic mix of earnings, as compared to the six months ended June 30, 2012, were proportionally lower in foreign jurisdictions with a relatively lower statutory rate, as compared to domestic earnings with a relatively higher statutory rate, resulting in an increase in the effective rate over the prior period.  However, the impact of this increase was mostly offset by the recognition of the retroactive reinstatement of the federal R&D tax credit for the tax year ended December 31, 2012, which was enacted in the first quarter of 2013. The Company recorded a benefit of $12 million related to the federal R&D tax credit for the tax year ended December 31, 2012 as a discrete item in the first quarter of 2013.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2013 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2013 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and Vivendi Games’s tax returns for the 2005 through 2008 tax years. While Vivendi Games’s results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’s results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

5.     Software development and intellectual property licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	June 30,	December 31,
	2013	2012
Internally developed software costs	$167	$159
Payments made to third-party software developers	172	134
Total software development costs	$339	$293

Intellectual property licenses	$11	$41

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of capitalized software development costs and intellectual property licenses	$46	$68	$108	$99
Write-offs and impairments	—	6	26	8

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

		Fair Value Measurements at
		June 30, 2013 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Balance Sheet
	2013	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$4,173	$4,173	$—	$—	Cash and cash equivalents
Foreign government treasury bills	33	33	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	195	195	—	—	Short-term investments
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,410	$4,401	$—	$9

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

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at June 30, 2013 and 2012, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1
Balance at June 30, 2013	$9	$9

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2011	$16	$16
Total unrealized gains included in other comprehensive income	1	1
Balance at June 30, 2012	$17	$17

(a)         Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At June 30, 2013, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally forward contracts with maturities of twelve months or less, with Vivendi as our principal counterparty. We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these forward contracts as hedging instruments.  Accordingly, we report the fair value of these contracts in our condensed consolidated balance sheet within “Other current assets” or “Other current liabilities” and with changes in fair value recorded in our condensed consolidated statement of operations within “Investment and other income (expense), net” and “General and administrative expense.” The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period and was not material as of June 30, 2013 and December 31, 2012.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the three and six months ended June 30, 2013 and 2012, there were no impairment charges related to assets that are measured on a non-recurring basis.

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, and amortization of intangible assets as a result of purchase price accounting. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2013 and 2012 are presented below (amounts in millions):

	Three months ended June 30,
	2013	2012	2013	2012
			Income from operations
	Net revenues		before income tax expense

Activision	$347	$373	$60	$(71)
Blizzard	224	634	60	371
Distribution	37	47	(1)	—
Operating segments total	608	1,054	119	300

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	442	21	338	(40)
Stock-based compensation expense	—	—	(24)	(31)
Amortization of intangible assets	—	—	(3)	(2)
Consolidated net revenues / operating income	$1,050	$1,075	430	227
Investment and other income (expense), net			—	2
Consolidated income before income tax expense			$430	$229

	Six months ended June 30,
	2013	2012	2013	2012
			Income from operations
	Net revenues		before income tax expense
Activision	$771	$645	$173	$(70)
Blizzard	554	884	194	460
Distribution	88	112	(1)	—
Operating segments total	1,413	1,641	366	390

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	962	606	707	407
Stock-based compensation expense	—	—	(50)	(52)
Amortization of intangible assets	—	—	(6)	(5)
Consolidated net revenues / operating income	$2,375	$2,247	$1,017	$740
Investment and other income (expense), net			3	3
Consolidated income before income tax expense			$1,020	$743

Geographic information for the three and six months ended June 30, 2013 and 2012 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues by geographic region:
North America	$562	$562	$1,300	$1,163
Europe	402	403	889	888
Asia Pacific	86	110	186	196
Total consolidated net revenues	$1,050	$1,075	$2,375	$2,247

Net revenues by platform were as follows (amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues by platform:
Console	$590	$514	$1,339	$1,203
Online subscriptions(1)	233	220	508	475
Other(2)	90	143	245	259
PC	100	151	195	198
Total platform net revenues	1,013	1,028	2,287	2,135
Distribution	37	47	88	112
Total consolidated net revenues	$1,050	$1,075	$2,375	$2,247

(1)                                 Revenues from online subscriptions consist of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, value-added services, and revenues from Call of Duty® Elite memberships.

(2)                                 Revenues from other include revenues from handheld and mobile devices, as well as non-platform specific game related revenues such as standalone sales of toys and accessories products from the Skylanders® franchise and other physical merchandise and accessories.

Long-lived assets by geographic region at June 30, 2013 and December 31, 2012 were as follows (amounts in millions):

	At June 30, 2013	At December 31, 2012
Long-lived assets* by geographic region:
North America	$92	$90
Europe	32	40
Asia Pacific	8	11
Total long-lived assets by geographic region	$132	$141

*The only long-lived assets that we classify by region are our long term tangible fixed assets, which only include property, plant and equipment assets; all other long term assets are not allocated by location.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three and six months ended June 30, 2013 and 2012.

8.     Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2013 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2012	$6,928	$178	$7,106
Tax benefit credited to goodwill	(3)	—	(3)
Foreign exchange	(1)	—	(1)

Balance at June 30, 2013	$6,924	$178	$7,102

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

9.     Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Numerator:
Consolidated net income	$324	$185	$780	$569
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(4)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(6)	(4)	(12)	(7)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	318	181	764	558

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,118	1,109	1,116	1,115

Effect of potential dilutive common shares under the treasury stock method:
Employee stock options	9	6	8	6
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,127	1,115	1,124	1,121

Basic earnings per common share	$0.28	$0.16	$0.68	$0.50

Diluted earnings per common share	$0.28	$0.16	$0.68	$0.50

Our unvested restricted stock rights, which consist of restricted stock units, restricted stock awards, and performance shares, are considered participating securities, as these securities generally have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. Since the unvested restricted stock rights are considered participating securities, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and six months ended June 30, 2013, we had outstanding unvested restricted stock rights with respect to 24 million and 25 million shares of common stock on a weighted-average basis, respectively.  For the three and six months ended June 30, 2012, we had outstanding unvested restricted stock rights with respect to 24 million and 22 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 8 million and 9 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2013, respectively, and options to acquire 20 million shares of common stock were not included in the calculation of diluted earnings per common share for both the three and six months ended June 30, 2012.

10.  Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) at June 30, 2013 and 2012, were as follows (amounts in millions):

	For the six months ended June 30, 2013
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at January 1, 2013	$(26)	$—	$(26)
Other comprehensive income (loss) before reclassifications	(37)	1	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at June 30, 2013	$(63)	$1	$(62)

	For the six months ended June 30, 2012
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at January 1, 2012	$(72)	$—	$(72)
Other comprehensive income (loss) before reclassifications	(53)	1	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at June 30, 2012	$(125)	$1	$(124)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

11. Capital transactions

Repurchase Program

On February 2, 2012, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and March 31, 2013.  There were no repurchases pursuant to this stock repurchase program during the six months ended June 30, 2013. For the six months ended June 30, 2012, we repurchased 4 million shares of our common stock for an aggregate purchase price of $54 million pursuant to this stock repurchase program.

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

Dividend

On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share payable on May 15, 2013 to shareholders of record at the close of business on March 20, 2013. On May 15, 2013, we made an aggregate cash dividend payment of $212 million to such shareholders, and on May 31, 2013, we made related dividend equivalent payments of $4 million to the holders of restricted stock rights.

On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share to be paid on May 16, 2012 to shareholders of record at the close of business on March 21, 2012. On May 16, 2012, we made an aggregate cash dividend payment of $201 million to such shareholders, and on June 1, 2012, we made related dividend equivalent payments of $3 million to the holders of restricted stock rights.

12.  Commitments and contingencies

At June 30, 2013, we did not have any significant changes to our commitments since December 31, 2012.  See Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for more information regarding our commitments.

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

13.  Related party transactions

Treasury

Our foreign currency risk management program seeks to reduce risks arising from foreign currency fluctuations. We use derivative financial instruments, primarily forward contracts, with Vivendi as our principal counterparty. The gross notional amount of outstanding foreign exchange forward contracts was $26 million and $355 million at June 30, 2013 and December 31, 2012, respectively. The associated gains and losses from changes in fair value are reported in “General and administrative expense” and “Investment and other income (expense), net” in the condensed consolidated statements of operations. Pre-tax unrealized and realized net gains and losses were not material for the three and six months ended June 30, 2013. We recognized a pre-tax unrealized net loss of $1 million for the three and six months ended June 30, 2012 and a pre-tax realized net gain of $3 million and $2 million for the three and six months ended June 30, 2012, respectively.

Other

Activision Blizzard has entered into various transactions and agreements, including cash management services, investor agreement, music royalty agreements, and music distribution agreements, with Vivendi and its subsidiaries and other affiliates.  None of these services, transactions and agreements with Vivendi and its affiliates are material, either individually or in the aggregate, to the condensed consolidated financial statements as a whole.

14.  Recently issued accounting pronouncements

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Balance sheet offsetting disclosures

In December 2011, the FASB issued authoritative guidance on the disclosure of financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement and should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact on our condensed consolidated financial statements from the adoption of this guidance.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact on our condensed consolidated financial statements from the adoption of this guidance.

15.  Subsequent events

On July 25, 2013, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, and acting by its general partner, ASAC II LLC. The Stock Purchase Agreement provides for us to, upon the terms and subject to the conditions thereof, acquire all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which, at the time of purchase, will be the direct owner of approximately 429 million shares of our common stock, for a cash payment of approximately $5.83 billion, or $13.60 per share for the shares of our common stock being acquired by us, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). The Stock Purchase Agreement further provides for ASAC to, upon the terms and subject to the conditions thereof, purchase from Vivendi approximately 172 million shares of our common stock, in conjunction with the Purchase Transaction, for an aggregate cash payment of approximately $2.34 billion, or $13.60 per share (the “Private Sale”), provided that such amounts may be reduced under certain circumstances. Robert A. Kotick, our chief executive officer, and Brian G. Kelly, co-chairman of our board of directors, are affiliates of ASAC II LLC, and will contribute $100 million combined to the Private Sale. The transactions contemplated by the Stock Purchase Agreement are expected to close by the end of September 2013, subject to certain closing conditions.

We plan to fund the Purchase Transaction with a combination of approximately $1.2 billion of cash on hand and $4.75 billion of debt accessed through the capital markets and bank financing.  We have obtained a commitment letter for bank financing that, subject to customary conditions, would include a senior secured term loan facility, as well as an incremental $250 million senior secured revolving credit facility for liquidity purposes.  In addition, we expect to issue debt that we currently expect to be comprised of secured notes and unsecured notes.  If we have not issued some or all of the new secured or unsecured notes by the time of completion of the Purchase Transaction, we would also have, subject to the terms and conditions of the commitment letter, the ability under our commitment letter to draw on bridge loan facilities.

After giving effect to the Purchase Transaction, our new outstanding share count is expected to be reduced by approximately 429 million shares of our stock, which would accordingly increase earnings per common share. The Purchase Transaction will be accounted for as a shares repurchase with the reduction recorded in “Additional Paid In Capital” in the consolidated balance sheet.  We expect that following the completion of the Purchase Transaction, our cash on hand will be reduced by approximately $1.2 billion, and our new capital structure is expected to include approximately $4.75 billion of debt and $1.4 billion of net debt, where net debt is calculated by subtracting the debt and fees to be incurred from cash and short-term investments at June 30, 2013.

Concurrently with the signing of the Stock Purchase Agreement, Mr. Kotick and Mr. Kelly each entered into waiver and acknowledgement letters with us which provide, among other things, for the waiver by Mr. Kotick and Mr. Kelly of their rights to any change in control payments or benefits under their employment agreements with us, our 2008 Incentive Plan or any award agreements in respect to awards granted thereunder, and any other benefit plans and arrangements, in connection with or as a consequence of the transactions contemplated by the Stock Purchase Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a worldwide online, personal computer (“PC”), video game console, handheld, and mobile game publisher. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Based upon our current organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on both internally-developed and licensed intellectual property. Activision markets and sells games we develop and, through our affiliate label program, games developed by certain third-party publishers. We sell games both through retail channels and by digital download. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”) and Nintendo Wii U (“Wii U”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) and Nintendo 3DS (“3DS”) handheld game systems; the PC; and other handheld and mobile devices. We are investing in, developing, and planning to release games for Sony’s and Microsoft’s next-generation console systems, the PlayStation 4 (“PS4”) and Xbox One (“Xbox One”), respectively.

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

Business Highlights

For the three months ended June 30, 2013 and June 30, 2012, Activision Blizzard had net revenues of $1.1 billion. For the three months ended June 30, 2013, Activision Blizzard’s earnings per diluted share were $0.28, as compared to earnings per diluted share of $0.16 for the same period in 2012.

For the six months ended June 30, 2013, Activision Blizzard had net revenues of $2.4 billion, as compared to net revenues of $2.2 billion for the same period in 2012, and earnings per diluted share of $0.68, as compared to earnings per diluted share of $0.50 for the same period in 2012.

For the six months ended June 30, 2013, according to The NPD Group, for U.S. data, Gfk Chart-Track, for European data, and internal estimates, and including sales of toys and accessories:

•                  Activision Blizzard was the #1 third-party publisher in North America and Europe combined;

•                  Activision Blizzard had the top-two best-selling games in North America and Europe combined, with Activision Publishing’s Skylanders® Giants™ and Call of Duty®: Black Ops II; and

•                  In both North America and Europe, Activision Publishing’s Skylanders Giants was the #1 best-selling console and hand-held game overall in dollars.

During the six months ended June 30, 2013, Activision Publishing released, among other titles, the first and second downloadable map packs for Call of Duty: Black Ops II — Call of Duty: Black Ops II Revolution (“Revolution”) and Call of Duty: Black Ops II Uprising (“Uprising”). On July 2, 2013, Activision released the third downloadable map pack for Call of Duty: Black Ops II, Call of Duty: Black Ops II Vengeance for the Xbox 360.

On March 12, 2013, Blizzard released StarCraft II: Heart of the Swarm®, the first expansion to Blizzard’s real-time strategy PC game StarCraft II: Wings of Liberty®.

Activision Blizzard Upcoming Product Releases

We have announced and expect to release the following titles and games, among others:

•                  Blizzard’s Hearthstone™: Heroes of Warcraft™, a new cross-platform free-to-play game for the PC and mobile devices;

•                  Blizzard’s Diablo III for the PS3 and Xbox 360 on September 3, 2013;

•                  The newest installment in Activision’s popular Skylanders franchise, Skylanders SWAP Force™ on October 13, 2013; and

•                  Activision’s new Call of Duty game, Call of Duty: Ghosts, on November 5, 2013.

Management’s Overview of Business Trends

We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products, such as DVDs, are also available by direct digital download over the Internet (both from websites that we own and from others owned by third parties).  In addition, we offer players downloadable content as add-ons to our products (e.g., new multi-player map packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard’s proprietary online-game related service, Battle.net.  Digital revenues continue to be an important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels.

Net revenues from digital online channels represented 37% of our total consolidated net revenues for the three months ended June 30, 2013, as compared to 32% for the same period in 2012. On a non-GAAP basis, which excludes the impact of the change in deferred net revenues, net revenues from digital online channels represented 63% of our total consolidated net revenues for the three months ended June 30, 2013, as compared to 47% for the same period in 2012.

Net revenues from digital online channels represented 32% of our total consolidated net revenues for the six months ended June 30, 2013, as compared to 29% for the same period in 2012. On a non-GAAP basis, net revenues from digital online channels represented 57% of our total consolidated net revenues for the six months ended June 30, 2013, as compared to 49% for the same period in 2012.

The increase in our relative mix of retail and digital online channel revenues for the three and six month periods ended June 30, 2013 was primarily due to stronger digital online revenues from Call of Duty: Black Ops II, Revolution and Uprising, as compared to Call of Duty: Modern Warfare® 3, Call of Duty: Modern Warfare 3 Content Collection #1 and Call of Duty: Modern Warfare 3 Content Collection #2, and the release of StarCraft II: Heart of the Swarm in March 2013. Partially offsetting the increase was the release of Diablo III in May 2012 without a comparable release in the current period. The increase in the mix of GAAP digital online revenues for the three and six months ended June 30, 2013 was less significant due to revenues deferred from the strong performance of the Call of Duty: Black Ops II digital content.

Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Conditions in the retail channels of the video games industry continued to be challenging during the first six months of 2013.  In the U.S. and Europe, retail sales of video games experienced a combined decrease of approximately 13% for the first six months of 2013, as compared to the same period in 2012, according to The NPD Group and Gfk Chart-Track. The overall decline for the six months ended June 30, 2013 is primarily attributable to the continued decline in retail sales of video games for standard-definition, handheld and PC platforms, which were down by approximately 30% year-over-year, while retail sales of video games for high-definition platforms were relatively flat for the same period. However, according to our internal estimates, overall sales of video games (including digital sales) for the first six months of 2013 were only slightly lower, down 1% as compared to the same period in 2012.  Our strong performance from digital online revenues resulted in a positive impact to our results during the six months ended June 30, 2013.

Despite the challenges in the retail channels, sales of the industry’s top five titles (including toys and accessories) continue to represent a large portion of total retail sales in the industry. While retail sales decreased during the six months ended June 30, 2013, the top five titles grew 7% for the six months ended June 30, 2013, as compared to same period in 2012, according to The NPD Group, Gfk Chart-Track and the Company’s internal estimates. The Company’s results have been favorably impacted by this trend because of our greater focus on premier top titles and a more focused overall slate of titles.

Including toys and accessories, Skylanders Giants and Call of Duty: Black Ops II were the top two video game titles for the first half of 2013 in the U.S and Europe combined, according to The NPD Group, Gfk Chart-Track and the Company’s internal estimates.  We will continue to invest in our established franchises, as well as new titles that we think have the potential to drive our growth over the long-term. However, we expect the competitive landscape to be challenging for the remainder of 2013. Call of Duty: Ghosts will face a more crowded slate of titles from the same genre in its quarter of launch later this year than it has in the past and our Skylanders franchise will face more direct and substantial competition than it has before. The competitive landscape will likely require us to further increase our sales and marketing investment in our key franchises and could impact revenues.

In 2013, Sony and Microsoft announced that later this year they will launch their next-generation consoles, the PS4 and Xbox One, respectively. While new console platforms provide opportunities for our future releases, the uncertainty around the adoption rate of new consoles and the short-term impact on consumer purchases of our products can be disruptive to our business in the short term. We are continually monitoring console hardware sales, as well as the development of next-generation consoles. We are managing our product delivery for each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development.  As noted above, we are investing in, developing, and planning to release games for each of these next-generation console systems.

Pending Transactions

As discussed in more detail below under “Other Liquidity and Capital Resources,” on July 25, 2013, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, and acting by its general partner, ASAC II LLC.  Under the Stock Purchase Agreement, we have agreed, upon the terms and subject to the conditions thereof, to acquire, via the acquisition of a wholly-owned subsidiary of Vivendi (“New VH”), approximately 429 million shares of our common stock, in exchange for approximately $5.83 billion in cash, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”).  The Stock Purchase Agreement further provides for ASAC, an investment vehicle led by Robert A. Kotick, our chief executive officer, and Brian G. Kelly, co-chairman of our board of directors, to, upon the terms and subject to the conditions thereof, purchase from Vivendi approximately 172 million shares of our common stock for approximately $2.34 billion in cash (the “Private Sale”), provided that such amounts may be reduced under certain circumstances.  We plan to fund the Purchase Transaction with a combination of approximately $1.2 billion cash on hand and $4.75 billion of debt accessed through the capital markets and bank financings.  The Purchase Transaction and Private Sales (the “Transactions”) contemplated by the Stock Purchase Agreement are expected to close by the end of September 2013, subject to certain closing conditions.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012

Net revenues:
Product sales	$727	69%	$798	74%	$1,717	72%	$1,672	74%
Subscription, licensing, and other revenues	323	31	277	26	658	28	575	26
Total net revenues	1,050	100	1,075	100	2,375	100	2,247	100

Costs and expenses:
Cost of sales — product costs	179	17	229	21	440	19	486	22
Cost of sales — online subscriptions	54	5	71	7	111	5	140	6
Cost of sales — software royalties and amortization	38	4	57	5	99	4	88	4
Cost of sales — intellectual property licenses	14	1	20	2	52	2	27	1
Product development	123	12	145	13	247	10	259	11
Sales and marketing	116	11	136	13	223	9	216	10
General and administrative	96	9	190	18	186	8	291	13

Total costs and expenses	620	59	848	79	1,358	57	1,507	67

Operating income	430	41	227	21	1,017	43	740	33

Investment and other income (expense), net	—	—	2	—	3	—	3	—

Income before income tax expense	430	41	229	21	1,020	43	743	33

Income tax expense	106	10	44	4	240	10	174	8

Net income	$324	31%	$185	17%	$780	33%	$569	25%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred net revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, and amortization of intangible assets as a result of purchase price accounting. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2013 and 2012 are presented in the table below (amounts in millions):

	Three months ended June 30,			Six months ended June 30,
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Segment net revenues:
Activision	$347	$373	$(26)	$771	$645	$126
Blizzard	224	634	(410)	554	884	(330)
Distribution	37	47	(10)	88	112	(24)

Operating segment net revenue total	608	1,054	(446)	1,413	1,641	(228)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	442	21		962	606
Consolidated net revenues	$1,050	$1,075		$2,375	$2,247

Segment income from operations:
Activision	$60	$(71)	$131	$173	$(70)	$243
Blizzard	60	371	(311)	194	460	(266)
Distribution	(1)	—	(1)	(1)	—	(1)
Operating segment income from operations total	119	300	(181)	366	390	(24)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	338	(40)		707	407
Stock-based compensation expense	(24)	(31)		(50)	(52)
Amortization of intangible assets	(3)	(2)		(6)	(5)

Consolidated operating income	430	227		1,017	740
Investment and other income (expense), net	—	2		3	3
Consolidated income before income tax expense	$430	$229		$1,020	$743

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to our relatively more focused slate of releases from our value business and lower revenues from our Skylanders franchise.  Sales of the Skylanders franchise were partially impacted by seasonality, as Easter occurred in the first quarter of 2013 as compared to the second quarter of 2012.  The decreases were partially offset by a stronger performance from our Call of Duty franchise, including the stronger performance of Call of Duty: Black Ops II and its downloadable content as compared to Call of Duty: Modern Warfare 3 and its downloadable content in the same period in the prior year.

Activision’s net revenues increased for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to a stronger performance from the Call of Duty franchise, partially offset by lower revenues from our value business, with our relatively more focused slate of releases, and lower revenues from the Skylanders franchise.

Blizzard

Blizzard’s net revenues decreased for the three and six months ended June 30, 2013, as compared to the same period in 2012, primarily due to the release of Diablo III in May 2012 without a comparable release in the three and six months ended June 30, 2013. For the six months ended June 30, 2013, the decrease in net revenues was also due to lower World of Warcraft subscription revenues and value-added services revenues resulting from a lower number of subscribers. The decrease was partially offset by revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and World of Warcraft: Mists of Pandaria®, which was released in September 2012.

At June 30, 2013, the worldwide subscriber* base for World of Warcraft was 7.7 million, compared to a subscriber base of 8.3 million at March 31, 2013, and 9.1 million at June 30, 2012.  For the 3-month period, the subscriber decline was approximately evenly split between the East and the West (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, New Zealand, and Latin America). For the 12-month period, the subscriber decline was primarily attributable to the East, with a smaller relative decrease in the West. Overall, subscribership has declined since the September 2012 release of the latest expansion pack, World of Warcraft: Mists of Pandaria®, with casual players in the East playing less. In general, the average revenue per subscriber is lower in the East than in the West. Our objective remains to continue to deliver new game content for World of Warcraft in all regions to further appeal to the gaming community.

Distribution

Distribution’s net revenues decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, largely due to the continued weakness in video games retail sales.

Segment Income from Operations

Activision

For the three months ended June 30, 2013, Activision’s operating income increased, as compared to the same period in 2012, driven by the relatively higher-margin digital online sales from the Call of Duty franchise, along with stronger Call of Duty catalog sales, a more profitable slate of releases from our value business, and lower general and administrative expenses, mainly legal-related expenses.

For the six months ended June 30, 2013, Activision’s operating income increased, as compared to the same period in 2012, driven by the factors described above.  The increase was partially offset by higher sales and marketing expenses, primarily in connection with the Skylanders and Destiny franchises.

Blizzard

Blizzard’s operating income decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily as a result of the decrease in net revenues previously described. The decrease in operating income for the three and six month periods was partially offset by lower sales and marketing expenses due to the lack of a release comparable to Diablo III in the current period, and lower general and administrative expenses due to lower bonus expenses reflective of the lower revenues and associated operating income.

Non-GAAP Financial Measures

The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from change in deferred revenues) and non-GAAP (excluding the impact from change in deferred revenues) basis. We use this non-GAAP measure internally when evaluating our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources, and facilitates comparison of operating performance between periods. In addition, excluding the impact from change in deferred net revenue provides a timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as any non-GAAP measure presented by another company. This non-GAAP financial measure has limitations in that it does not reflect all of the items associated with our GAAP revenues. We compensate for the limitations resulting from the exclusion of the change in deferred revenues by considering the impact of that item separately and by considering our GAAP, as well as non-GAAP, revenues.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and six months ended June 30, 2013 and 2012 (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$626	$685	$(59)	$1,522	$1,479	$43
Digital online channels(1)	387	343	44	765	656	109
Total Activision and Blizzard	1,013	1,028	(15)	2,287	2,135	152

Distribution	37	47	(10)	88	112	(24)
Total consolidated GAAP net revenues	1,050	1,075	(25)	2,375	2,247	128

Change in deferred net revenues(2)
Retail channels	(438)	(175)		(1,009)	(746)
Digital online channels(1)	(4)	154		47	140
Total changes in deferred net revenues	(442)	(21)		(962)	(606)

Non-GAAP net revenues by distribution channel
Retail channels	188	510	(322)	513	733	(220)
Digital online channels(1)	383	497	(114)	812	796	16
Total Activision and Blizzard	571	1,007	(436)	1,325	1,529	(204)

Distribution	37	47	(10)	88	112	(24)
Total non-GAAP net revenues (3)	$608	$1,054	$(446)	$1,413	$1,641	$(228)

(1)	We define revenues from digital online channels as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products.
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

The decrease in GAAP net revenues from retail channels for the three months ended June 30, 2013, as compared to the same period in 2012, was primarily due to lower revenues from our value business with its more focused slate of titles, lower revenues from our Skylanders franchise, partly due to the occurrence of Easter in second quarter of 2012 as compared to the first quarter of 2013, and lower revenues from Diablo III, which was released in May 2012.  The decreases were partially offset by stronger sales and recognition of previously deferred revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, from World of Warcraft: Mists of Pandaria, which was released in September 2012, and from StarCraft II: Heart of the Swarm, which was released in March 2013.

The increase in GAAP net revenues from retail channels for the six months ended June 30, 2013, as compared to the same period in 2012, was primarily due to stronger sales and recognition of previously deferred revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, from World of Warcraft: Mists of Pandaria, which was released in September 2012, and from StarCraft II: Heart of the Swarm, which was released in March 2013. The increase was partially offset by lower revenues from our Skylanders franchise, lower revenues from our value business with its more focused slate of titles, and lower revenues from our Call of Duty catalog titles.

The decrease in non-GAAP net revenues from retail channels for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to the release of Diablo III in May 2012, lower revenues from our value business with its more focused slate of titles, and lower sales from our Skylanders franchise. The decreases were partially offset by stronger sales of Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, and the release of StarCraft II: Heart of the Swarm in March 2013.

The increase in GAAP net revenues from digital online channels for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to stronger revenues from the current year releases of Call of Duty: Black Ops II digital downloadable content, including Revolution and Uprising, than from Call of Duty: Modern Warfare 3 Content Collection #1 and Call of Duty: Modern Warfare 3 Content Collection #2, which were released in the first and second quarters of 2012, and recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and from StarCraft II: Heart of the Swarm, which was released in March 2013. The increase in GAAP net revenues from digital online channels was partially offset by lower revenues from Diablo III, which was released in May 2012, lower revenues from Call of Duty Elite (which was a paid subscription service during 2012, but no longer in 2013), and lower revenues from the World of Warcraft franchise and related value added services.  In conjunction with the release of Call of Duty: Black Ops II in November 2012, all of the Call of Duty Elite service features for that game were made available for free; this free service does not include downloadable map packs, which are sold separately, either a la carte as individual map packs or as part of a discounted season pass bundle.

The decrease in non-GAAP net revenues from digital online channels for the three months ended June 30, 2013, as compared to the same period in 2012, was primarily due to the release of Diablo III in May 2012, without a comparable release in the current period, and lower revenues from Call of Duty Elite, which is no longer a paid subscription service, and lower revenues from the World of Warcraft franchise.  The decreases were partially offset by stronger revenues from the current year releases of Call of Duty: Black Ops II digital downloadable content, including Revolution and Uprising, than from Call of Duty: Modern Warfare 3 Content Collection #1 and Call of Duty: Modern Warfare 3 Content Collection #2, which were released in the first and second quarters of 2012.

The increase in non-GAAP net revenues from digital online channels for the six months ended June 30, 2013, as compared to the same period in 2012, was primarily due to stronger revenues from the current year releases of Call of Duty: Black Ops II digital downloadable content, including Revolution and Uprising,  than from Call of Duty: Modern Warfare 3 Content Collection #1 and Call of Duty: Modern Warfare 3 Content Collection #2, which were released in the first and second quarters of 2012, revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and stronger revenues from Call of Duty: Black Ops II as compared to revenue from Call of Duty: Modern Warfare 3.  The increase was partially offset by lower revenues from Diablo III and lower revenues from value-added services and subscriptions from our World of Warcraft franchise.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and six months ended June 30, 2013 and 2012 (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Geographic region net revenues:
North America	$562	$562	$—	$1,300	$1,163	$137
Europe	402	403	(1)	889	888	1
Asia Pacific	86	110	(24)	186	196	(10)
Consolidated net revenues	$1,050	$1,075	$(25)	$2,375	$2,247	$128

The increase / (decrease) in deferred revenues recognized by geographic region for the three and six months ended June 30, 2013 and 2012 was as follows (amounts in millions):

	Three months ended June 30,		Increase /	Six months ended June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$248	$79	$169	$563	$409	$154
Europe	161	9	152	330	235	95
Asia Pacific	33	(67)	100	69	(38)	107
Total impact on consolidated net revenues	$442	$21	$421	$962	$606	$356

As previously discussed, the Company’s net revenues for the three months ended June 30, 2013 decreased versus the prior year due to the release of Diablo III in May 2012, without a comparable release in the current period, our relatively smaller number of releases from our value business, and lower revenues from our Skylanders franchise. The decreases were partially offset by a stronger performance from Call of Duty: Black Ops II downloadable content, including Revolution and Uprising, as compared to Call of Duty: Modern Warfare 3 Content Collection #1 and Call of Duty: Modern Warfare 3 Content Collection #2, and the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria and StarCraft II: Heart of the Swarm.  Additionally, in Europe, revenues were impacted by the year-over-year decrease from our Distribution segment, and in the Asia Pacific region, revenues were disproportionately impacted by lower World of Warcraft revenues resulting from the lower number of subscribers.

In all regions, the increase in deferred revenues recognized for the three months ended June 30, 2013, as compared to the same period in 2012, was primarily attributed to a higher deferral of revenues in the prior year resulting from the strong May 2012 release of Diablo III, and the recognition of previously deferred revenues from Call of Duty; Black Ops II, World of Warcraft: Mists of Pandaria and StarCraft II: Heart of the Swarm, partially offset by the deferral of revenues from the releases of Call of Duty: Black Ops II downloadable content, including Revolution and Uprising.

As previously discussed, the Company’s net revenues for the six months ended June 30, 2013 were positively impacted by the relatively stronger performance of Call of Duty: Black Ops II downloadable content and  revenues from StarCraft II: Heart of the Swarm and World of Warcraft: Mists of Pandaria. These positive impacts were partially offset by lower revenues from Diablo III and our value business.  Additionally, in Europe, the positive impact was partially offset by the year-over-year decrease from our Distribution segment and from our Skylanders franchise, and in the Asia Pacific region, the positive impact was partially offset by lower World of Warcraft revenues resulting from a lower number of subscribers.

In all regions, the increase in deferred revenues recognized for the six months ended June 30, 2013, as compared to the same period in 2012, was primarily attributed to a higher deferral of revenues in the prior year resulting from the strong May 2012 release of Diablo III and the recognition of previously deferred revenues from Call of Duty; Black Ops II, which was released in November 2012, and World of Warcraft: Mists of Pandaria, which was released in September 2012, partially offset by the deferral of revenues from the releases of Call of Duty: Black Ops II digital content, including Revolution and Uprising, and StarCraft II: Heart of the Swarm.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2013 and 2012 (amounts in millions):

	Three months	% of total(3)	Three months	% of total(3)
	ended	consolidated	ended	consolidated	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)
Platform net revenues:
Online subscriptions(1)	$233	22%	$220	20%	$13
PC	100	10	151	14	(51)

Console
Sony PlayStation 3	265	25	234	22	31
Microsoft Xbox 360	307	29	248	23	59
Nintendo Wii and Wii U	18	2	32	3	(14)
Total console	590	56	514	48	76
Other(2)	90	9	143	13	(53)
Total platform net revenues	1,013	96	1,028	96	(15)
Distribution	37	4	47	4	(10)
Total consolidated net revenues	$1,050	100%	$1,075	100%	$(25)

	Six months	% of total(3)	Six months	% of total(3)
	ended	consolidated	ended	consolidated	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)
Platform net revenues:
Online subscriptions(1)	$508	21%	$475	21%	$33
PC	195	8	198	9	(3)

Console
Sony PlayStation 3	609	26	536	24	73
Microsoft Xbox 360	689	29	584	26	105
Nintendo Wii and Wii U	41	2	83	4	(42)
Total console	1,339	56	1,203	54	136
Other(2)	245	10	259	12	(14)
Total platform net revenues	2,287	96	2,135	95	152
Distribution	88	4	112	5	(24)
Total consolidated net revenues	$2,375	100%	$2,247	100%	$128

The increase / (decrease) in deferred revenues recognized by platform for the three and six months ended June 30, 2013 and 2012 was as follows (amounts in millions):

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:

Online subscriptions(1)	$39	$21	$18	$85	$27	$58
PC	57	(314)	371	29	(292)	321

Console
Sony PlayStation 3	166	137	29	416	400	16
Microsoft Xbox 360	175	162	13	421	439	(18)
Nintendo Wii and Wii U	5	12	(7)	10	26	(16)
Total console	346	311	35	847	865	(18)
Other(2)	—	3	(3)	1	6	(5)
Total impact on consolidated net revenues	$442	$21	$421	$962	$606	$356

(1)

Revenues from online subscriptions consists of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Call of Duty Elite memberships.

(2)

Revenues from other includes revenues from handheld and mobile devices, as well as non-platform specific game related revenues such as standalone sales of toys and accessories products from our Skylanders franchise and other physical merchandise and accessories.

(3)	The percentages of total are presented as calculated. Therefore the sum of these percentages, as presented, may differ due to the impact of rounding.

Net revenues from online subscriptions increased for the three and six months ended June 30, 2013, as compared to the same period in 2012, primarily due to the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012. The increase was partially offset by lower revenues from Call of Duty Elite memberships related to Call of Duty: Modern Warfare 3 and lower value-added services revenues from the World of Warcraft franchise.  Increases in online subscription revenues for the six months ended June 30, 2013 were partially offset by lower subscription revenues due to a lower number of subscribers from World of Warcraft.

Net revenues from PC decreased for the three and six months ended June 30, 2013, as compared to the same period in 2012, due to lower revenues from Diablo III, which was released in May 2012, which was partially offset by revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.

Net revenues from PS3 and Xbox 360 increased for the three and six months ended June 30, 2013, as compared to the same period in 2012, primarily due to higher revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, as well as higher revenues from Call of Duty: Black Ops II downloadable content, including Revolution and Uprising, as compared to digital content for Call of Duty: Modern Warfare 3. The increase was partially offset by the higher deferral of revenues from Call of Duty: Black Ops II digital content, as compared to digital content for Call of Duty: Modern Warfare 3, and lower revenues from our value business because of its more focused slate.

Net revenues from other decreased for the three and six months ended June 30, 2013, as compared to the same period in 2012, primarily due to lower sales of toys from our Skylanders franchise.

Net revenues from Nintendo Wii and Wii U decreased for the three and six months ended June 30, 2013, as compared to the same period in 2012, primarily due to lower sales from our Skylanders franchise, overall weaker catalog sales and fewer comparable releases.

The increase in deferred revenues recognized for the three and six months ended June 30, 2013 and 2012 was due to the factors discussed above, primarily the deferral of revenues in 2012 from the release of Diablo III.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2013 and 2012 (amounts in millions):

		% of		% of
	Three months ended	consolidated	Three months ended	consolidated	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)

Product costs	$179	17%	$229	21%	$(50)
Online subscriptions	54	5	71	7	(17)
Software royalties and amortization	38	4	57	5	(19)
Intellectual property licenses	14	1	20	2	(6)

	Six months ended	% of	Six months ended	% of	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)

Product costs	$440	19%	$486	22%	$(46)
Online subscriptions	111	5	140	6	(29)
Software royalties and amortization	99	4	88	4	11
Intellectual property licenses	52	2	27	1	25

Total cost of sales decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Overall, the decreases were attributed to our improved margins as a result of our more focused slate of releases from our value business and a higher proportion of relatively higher-margin digital online sales.

Cost of sales — product costs decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to lower retail and physical product sales and lower revenues from our Distribution segment year-over-year. The increasing mix of revenues from our digital online channels year-over-year contributed to our higher margins (or lower product costs as a percentage of consolidated net revenues).

The decrease in cost of sales — online subscriptions year-over-year was primarily due to cost reduction efforts in 2012 that benefited the current period.

The decrease in cost of sales — software royalties and amortization for the three months ended June 30, 2013, as compared to the same period in 2012, was primarily due to fewer titles being released from our value business, partially offset by the amortization of previously deferred software costs for World of Warcraft: Mist of Pandaria, which was released in September 2012.  The increase in cost of sales — software royalties and amortization for the six months ended June 30, 2013 was due to the amortization of previously deferred software costs for World of Warcraft: Mist of Pandaria. The increase was partially offset by the lower software amortization costs resulting from the fewer titles released from our value business.

The decrease in cost of sales — intellectual property licenses for the three months ended June 30, 2013, as compared to the same period in 2012, was due to the relatively fewer titles released from our value business.  Cost of sales — intellectual property licenses increased for the six months ended June 30, 2013 primarily due to a write-down of capitalized costs.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)

Three Months Ended	$123	12%	$145	13%	$(22)
Six Months Ended	247	10	259	11	(12)

Product development costs decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to the more concentrated slate of titles from our value business and lower bonus accruals, reflective of lower segment revenue during the three and six months ended June 30, 2013.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)

Three Months Ended	$116	11%	$136	13%	$(20)
Six Months Ended	223	9	216	10	7

Sales and marketing expenses decreased for the three months ended June 30, 2013, as compared to the same period in 2012, primarily due to higher spending in the prior year from the release of Diablo III in May 2012 and lower media spending in the current period with respect to the reduced slate of titles from our value business. The decrease was partially offset by our marketing investments related to Destiny and the reveal of Call of Duty: Ghosts.

Sales and marketing expenses increased for the six months ended June 30, 2013, as compared to the same period in 2012, primarily due to increased media and advertising costs related to the reveal of Destiny, and continued investments in our Skylanders franchise. The increase was partially offset by lower media spending on the release of StarCraft II: Heart of the Swarm, as compared to Diablo III in the prior period, and lower marketing spending with respect to the reduced slate of titles from our value business.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)

Three Months Ended	$96	9%	$190	18%	$(94)
Six Months Ended	186	8	291	13	(105)

General and administrative expenses decreased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to lower legal expenses (including legal-related accruals, settlements and fees), a lower bonus accrual, and the impact from foreign exchange rate movements.

Investment and other income (expense), net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	June 30, 2013	net revenues	June 30, 2012	net revenues	(Decrease)

Three Months Ended	$—	—%	$2	—%	$(2)
Six Months Ended	3	—	3	—	—

Investment and other income (expense), net did not significantly change for the three and six months ended June 30, 2013, as compared to the same periods in 2012.

Income Tax Expense (amounts in millions)

		% of		% of
		Pre-tax		Pre-tax	Increase
	June 30, 2013	income	June 30, 2012	income	(Decrease)

Three Months Ended	$106	24.7%	$44	19.2%	$62
Six Months Ended	240	23.5	174	23.4	66

The income tax expense of $106 million for the three months ended June 30, 2013 reflected an effective tax rate of 24.7%, which is higher than the effective tax rate of 19.2% for the three months ended June 30, 2012. This is primarily due to a decrease in the proportional amount of earnings in foreign jurisdictions with a relatively lower statutory rate (as compared to domestic earnings with a relatively higher statutory rate).

The effective tax rate of 24.7% for the three months ended June 30, 2013 differed from the U.S. statutory rate of 35.0%, primarily due to foreign income taxes levied at relatively lower rates, the geographic mix in profitability, recognition of federal and California research and development (“ R&D”) credits, and the federal domestic production deduction.

Our tax expense of $240 million for the six months ended June 30, 2013 reflected an effective tax rate of 23.5% compared to an effective tax rate of 23.4% for the six months ended June 30, 2012.  For the six months ended June 30, 2013, the geographic mix of earnings, as compared to the six months ended June 30, 2012, were proportionally lower in foreign jurisdictions with a relatively lower statutory rate, as compared to domestic earnings with a relatively higher statutory rate, resulting in an increase in the effective rate over the prior period.  However, the impact of this increase was offset by the recognition of the retroactive reinstatement of the federal R&D tax credit for the tax year ended December 31, 2012, which was enacted in the first quarter of 2013. The Company recorded a benefit of $12 million related to the federal R&D tax credit for the tax year ended December 31, 2012 as a discrete item in the first quarter of 2013.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2013 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2013 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.  Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and Vivendi Games’s tax returns for the 2005 through 2008 tax years. While Vivendi Games’s results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’s results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At June 30, 2013	At December 31, 2012	(Decrease)
Cash and cash equivalents	$4,341	$3,959	$382
Short-term investments	205	416	(211)
	$4,546	$4,375	$171

Percentage of total assets	34%	31%

	Six months ended June 30,		Increase
	2013	2012	(Decrease)

Cash flows provided by operating activities	$434	$245	$189
Cash flows provided by (used in) investing activities	176	(74)	250
Cash flows used in financing activities	(176)	(496)	320
Effect of foreign exchange rate changes	(52)	(54)	2
Net increase (decrease) in cash and cash equivalents	$382	$(379)	$761

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities included: the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments for customer service support for our subscribers, payments to third-party developers and intellectual property holders, payments for software  development, payments for tax liabilities, and payments to our workforce.

Cash flows provided by operating activities increased for the six months ended June 30, 2013 as compared to the same period in 2012.  The increase was primarily attributed to higher collections from our customers and lower payments made to vendors. The increase was partially offset by higher payments of taxes.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities have typically included capital expenditures and the net effect of purchases and sales/maturities of short-term investments.

Cash flows related to investing activities during the six months ended June 30, 2013 mainly reflected the receipt of $229 million in proceeds from the maturities of investments, the majority of which consisted of U.S. treasury and other government-sponsored agency debt securities, capital expenditures of $36 million for property and equipment, and the purchase of $26 million of short-term investments. Cash flows provided by investing activities for the six months ended June 30, 2013, when compared to same period in 2012, were higher, primarily due to relatively fewer purchases of short-term investments.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities have historically related to transactions involving our common stock, including the issuance of shares of common stock to employees, the payment of dividends and the repurchase of our common stock.

We have not historically used debt financing as a source of cash flows.  However, we plan to fund the pending Purchase Transaction (described above) with a combination of approximately $1.2 billion of cash on hand and $4.75 billion of debt accessed through the capital markets and bank financing.  We have obtained a commitment letter for bank financing that, subject to customary conditions, would include new senior secured credit facilities in an aggregate principal amount of $2.5 billion, consisting of a $2.25 billion term loan facility and a $250 million revolving credit facility for liquidity purposes.  In addition, we expect to issue $2.5 billion of debt in the capital markets, which we expect to be comprised of $1.0 billion of secured notes and $1.5 billion of unsecured notes.  If we have not issued some or all of the new secured or unsecured notes by the time of completion of the Purchase Transaction, we would also have, subject to the terms and conditions of the commitment letter, the ability under the commitment letter to draw on bridge loan facilities in an aggregate principal amount of $2.5 billion, consisting of unsecured senior increasing rate bridge loans in an aggregate principal amount of $1.5 billion and senior secured increasing rate bridge loans in an aggregate principal amount of $1.0 billion.

Cash flows used by financing activities during the six months ended June 30, 2013 reflected the payment of an aggregate of $216 million related to a cash dividend and the payment of $16 million in taxes related to the vesting of employees’ restricted stock rights and were partially offset by proceeds of $51 million from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used by financing activities for the six months ended June 30, 2013, as compared to the same period in 2012, were lower, primarily due to the lack of share repurchases in the current period.

Other Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, investments, and cash flows provided by operating activities. With our cash and cash equivalents and short-term investments of $4.5 billion at June 30, 2013 and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($4.4 billion at June 30, 2013) to finance our operational requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; the provision of customer service for our subscribers; the acquisition of intellectual property rights for future products from third parties; and the funding of dividends.

As of June 30, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.8 billion, compared with $2.6 billion as of December 31, 2012. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Under the Stock Purchase Agreement described above, we have agreed, upon the terms and subject to the conditions thereof, to acquire, via the acquisition of New VH, approximately 429 million shares of our common stock, in exchange for approximately $5.83 billion in cash.  The Stock Purchase Agreement further provides for ASAC, an investment vehicle led by Robert A. Kotick, our chief executive officer, and Brian G. Kelly, co-chairman of our board of directors, to, upon the terms and subject to the conditions thereof, purchase from Vivendi approximately 172 million shares of our common stock for approximately $2.34 billion in cash, provided that such amounts may be reduced under certain circumstances.  The Transactions contemplated by the Stock Purchase Agreement are expected to close by the end of September 2013, subject to certain closing conditions.  As described above, we plan to fund the Purchase Transaction with a combination of approximately $1.2 billion of cash on hand and $4.75 billion of debt accessed through the capital markets and bank financing.

Immediately following the completion of the Purchase Transaction and the Private Sale (without any potential reduction), our new outstanding share count is expected to be reduced by approximately 429 million shares of our stock. Based on the 1,119 million shares issued and outstanding as of June 30, 2013, (i) our outstanding share count would be approximately 690 million, approximately 63% of which would be held by the public, (ii) Vivendi is expected to hold approximately 83 million shares, or approximately 12%, of the outstanding shares of our common stock, and (iii) ASAC is expected to hold approximately 172 million shares, or approximately 24.9%, of the outstanding shares of our common stock.  In connection with the Purchase Transaction, we would expect to assume certain tax attributes of the New VH.

As our controlling stockholder, Vivendi provides us with certain cash management and other services, which would cease at or shortly following completion of the transactions, which could result in increased costs to us. We expect that, following the completion of the transaction, our cash on hand will be reduced by approximately $1.2 billion, and our new capital structure is expected to include approximately $4.75 billion of debt. Based on cash and short-term investments of $4.5 billion as of June 30, 2013, we expect that following the completion of the transaction we will have approximately $3.3 billion of cash and investments on hand, approximately $2.8 billion of which is permanently invested outside the United States at June 30, 2013.  Accordingly, after the completion of the Purchase Transaction, the Company would have net debt of $1.4 billion, where net debt is calculated by subtracting the debt and fees to be incurred from cash and investments at June 30, 2013.

Capital Expenditures

For the year ending December 31, 2013, we anticipate total capital expenditures of approximately $85 million, primarily for property and equipment. Capital expenditures are expected to be primarily for computer hardware and software purchases. Through the first six months of 2013, we made aggregate capital expenditures of $36 million.

Off-balance Sheet Arrangements

At June 30, 2013 and December 31, 2012, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct interviews with our senior management team, our legal counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the six months ended June 30, 2013, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Indefinite-lived intangible assets impairment

In July 2012, the FASB issued an update to the authoritative guidance related to testing indefinite-lived intangible assets for impairment. This update gives an entity the option to first consider certain qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. This update is effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Balance sheet offsetting disclosures

In December 2011, the FASB issued authoritative guidance on the disclosure of financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement and should be applied retrospectively for all comparative periods presented for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact on our condensed consolidated financial statements from the adoption of this guidance.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws.  This update is effective for fiscal years beginning after December 15, 2013. We are currently evaluating the impact on our condensed consolidated financial statements from the adoption of this guidance.

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

The gross notional amount of outstanding foreign exchange forward contracts was $26 million and $355 million at June 30, 2013 and December 31, 2012, respectively. Pre-tax unrealized and realized net gains and losses were not material for the three and six months ended June 30, 2013. We recognized a pre-tax unrealized net loss of $1 million for the three and six months ended June 30, 2012 and a pre-tax realized net gain of $3 million and $2 million for the three and six months ended June 30, 2012, respectively.

In the absence of the hedging activities described above, as of June 30, 2013, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $53 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in securities issued by governments with highly rated sovereign debt. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2013, our $4.34 billion of cash and cash equivalents were comprised primarily of money market funds. At June 30, 2013, our $205 million of short-term investments included $195 million of U.S. treasury and government-sponsored agency debt securities and $10 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at June 30, 2013. The Company has determined that, based on the composition of our investment portfolio as of June 30, 2013, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

Item 4. Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2013, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to  management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A.   Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s 2012 Annual Report on Form 10-K, as amended. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.  We are updating those risk factors to include the following additional risks associated with the pending Purchase Transaction and the financing for that transaction.

We may incur significant costs and suffer disruption in our business in connection with, but not be able to complete, the Purchase Transaction.

On July 25, 2013, we entered into the Stock Purchase Agreement.  The Purchase Transaction contemplated by the Stock Purchase Agreement is subject to a number of conditions and is expected to be completed by the end of September 2013.  See Note 15 of the Notes to the Condensed Consolidated Financial Statements.

There are significant risks and uncertainties associated with the pending Purchase Transaction pursuant to the Stock Purchase Agreement. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the Stock Purchase Agreement and cause the Purchase Transaction not to be completed. For instance, the Stock Purchase Agreement may be terminated by mutual written consent of the Company, ASAC and Vivendi, by any of the parties if the closing shall not have occurred by October 15, 2013, subject to certain exceptions, and by any party in the event of certain legal restraints prohibiting the consummation of the transactions, subject to certain conditions.  In addition, successful completion of the Purchase Transaction depends on a number of factors that are not entirely within our control, including our ability, and the ability of ASAC, to obtain the necessary financing on satisfactory terms and within the timeframe that would permit the transaction to proceed.  We may incur significant costs arising from efforts to engage in the Purchase Transaction, and these expenditures may not result in the successful completion of the transaction.  In addition, the proposed transaction may disrupt our current plans and operations, divert our management’s attention from our core business, all of which could have a materially adverse effect on our operating results and business.  In addition, even if the Purchase Transaction is consummated, achieving the anticipated benefits of the transaction is subject to a number of uncertainties. Failure to achieve anticipated benefits could result in increased costs and diversion of management’s time and energy and could materially adversely affect our business, financial condition and results of operations.

We expect to incur substantial leverage in connection with the Purchase Transaction, which could adversely affect our cash flow or our ability to operate our business.

If we complete the Purchase Transaction, we will incur significant debt, including secured indebtedness.  As a result of the anticipated financings for the Purchase Transaction, our total debt is expected to increase by approximately $4.75 billion at the closing of the transaction.  A high degree of leverage could have important consequences, including:  increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates to the extent any borrowings are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged.  The realization of any of the foregoing risks may materially adversely affect our business, cash flows, financial condition, results of operations or the market price of our common stock.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 1, 2013

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1

Stock Purchase Agreement, entered into as of July 25, 2013, by and among Activision Blizzard, Inc., ASAC II LP and Vivendi S.A. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed July 26, 2013).

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

10.1

Waiver and Acknowledgment Letter, dated July 25, 2013, by and between Robert A. Kotick and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed July 26, 2013).

10.2

Waiver and Acknowledgment Letter, dated July 25, 2013, by and between Brian G. Kelly and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed July 26, 2013).

10.3

Commitment Letter, dated July 25, 2013, by and among Activision Blizzard, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed July 26, 2013).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.