Form 10-Q
period 2013-09-30
Activision Blizzard, Inc.
filed 2013-11-06
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding at October 30, 2013 was 695,432,548.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements about the impact of the recently consummated transactions described herein; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres such as first-person action, massively multiplayer online games and “toys to life”, and preferences among hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models, including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, particularly during the ongoing console transition, rapid changes in technology and industry standards, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, capital market risks, the possibility that expected benefits related to the recently consummated transactions with Vivendi S.A. may not materialize as expected, the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, and this Quarterly Report on Form 10-Q. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30,	At December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,444	$3,959
Cash in escrow	2,282	—
Short-term investments	95	416
Accounts receivable, net of allowances of $193 and $332 at September 30, 2013 and December 31, 2012, respectively	205	707
Inventories, net	313	209
Software development	347	164
Intellectual property licenses	12	11
Deferred income taxes, net	341	487
Other current assets	212	321
Total current assets	8,251	6,274

Long-term investments	9	8
Software development	54	129
Intellectual property licenses	—	30
Property and equipment, net	139	141
Other assets	18	11
Intangible assets, net	58	68
Trademark and trade names	433	433
Goodwill	7,098	7,106
Total assets	$16,060	$14,200

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$286	$343
Deferred revenues	641	1,657
Accrued expenses and other liabilities	506	652
Total current liabilities	1,433	2,652
Long-term debt, net	2,211	—
Deferred income taxes, net	71	25
Other liabilities	206	206
Total liabilities	3,921	2,883

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,123,569,395 and 1,111,606,087 shares issued at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,608	9,450
Retained earnings	2,513	1,893
Accumulated other comprehensive income (loss)	18	(26)
Total shareholders’ equity	12,139	11,317
Total liabilities and shareholders’ equity	$16,060	$14,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenues
Product sales	$332	$536	$2,049	$2,208
Subscription, licensing, and other revenues	359	305	1,016	880
Total net revenues	691	841	3,065	3,088

Costs and expenses
Cost of sales — product costs	111	146	551	633
Cost of sales — online subscriptions	43	62	154	201
Cost of sales — software royalties and amortization	16	19	116	107
Cost of sales — intellectual property licenses	5	10	56	37
Product development	140	125	387	384
Sales and marketing	144	131	367	346
General and administrative	162	121	347	413
Total costs and expenses	621	614	1,978	2,121

Operating income	70	227	1,087	967

Interest and other investment income (expense), net	(4)	1	(1)	4

Income before income tax expense	66	228	1,086	971

Income tax expense	10	2	249	176

Net income	$56	$226	$837	$795

Earnings per common share
Basic	$0.05	$0.20	$0.73	$0.70
Diluted	$0.05	$0.20	$0.73	$0.70

Weighted-average number of shares outstanding
Basic	1,122	1,109	1,118	1,113
Diluted	1,134	1,114	1,127	1,118

Dividends per common share	$—	$—	$0.19	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$56	$226	$837	$795

Other comprehensive income (loss):
Foreign currency translation adjustment	80	49	43	(3)
Unrealized gains on investments, net of deferred income taxes of $0 million for the periods ended September 30, 2013 and $1 million for the periods ended September 30, 2012	—	1	1	1
Other comprehensive income (loss)	$80	$50	$44	$(2)

Comprehensive income	$136	$276	$881	$793

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$837	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	203	20
Depreciation and amortization	68	69
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	140	123
Stock-based compensation expense (2)	76	83
Excess tax benefits from stock awards	(14)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	498	450
Inventories, net	(103)	(145)
Software development and intellectual property licenses	(212)	(218)
Other assets	99	228
Deferred revenues	(1,008)	(639)
Accounts payable	(56)	(141)
Accrued expenses and other liabilities	(144)	(252)
Net cash provided by operating activities	384	369

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	295	305
Proceeds from sales of available-for-sale investments	60	—
Purchases of available-for-sale investments	(26)	(382)
Capital expenditures	(58)	(46)
Decrease (increase) in restricted cash	(9)	(22)
Deposit into escrow	(71)	—
Net cash provided by (used in) investing activities	191	(145)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	92	30
Tax payment related to net share settlements of restricted stock rights	(19)	(5)
Excess tax benefits from stock awards	14	4
Repurchase of common stock	—	(315)
Dividends paid	(216)	(204)
Net cash used in financing activities	(129)	(490)

Effect of foreign exchange rate changes on cash and cash equivalents	39	10

Net increase (decrease) in cash and cash equivalents	485	(256)

Cash and cash equivalents at beginning of period	3,959	3,165

Cash and cash equivalents at end of period	$4,444	$2,909

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(Unaudited)

(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2012	1,112	$—	$9,450	$1,893	$(26)	$11,317

Components of comprehensive income (loss):
Net income	—	—	—	837	—	837
Other comprehensive income (loss)	—	—	—	—	44	44
Issuance of common stock pursuant to employee stock options	9	—	92	—	—	92
Issuance of common stock pursuant to restricted stock rights	4	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	(19)	—	—	(19)
Tax benefit associated with employee stock awards	—	—	3	—	—	3
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	82	—	—	82
Dividends ($0.19 per common share) (See Note 12)	—	—	—	(217)	—	(217)

Balance at September 30, 2013	1,124	$—	$9,608	$2,513	$18	$12,139

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Description of business and basis of consolidation and presentation

Description of Business

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.  We publish online, personal computer (“PC”), video game console, handheld, mobile and tablet games. We maintain significant operations in the United States, Canada, the United Kingdom, France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

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

On October 11, 2013, we repurchased 429 million shares of our common stock, pursuant to the stock purchase agreement (the “Stock Purchase Agreement”) we entered into on July 25, 2013 with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of the Company’s common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”). Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for further information regarding the Purchase Transaction and Private Sale.

At September 30, 2013, Vivendi owned approximately 61% of our outstanding common stock. As a result of the Purchase Transaction and the Private Sale, Vivendi’s ownership was reduced to approximately 12% of our outstanding common stock as of October 11, 2013.

Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content, including games from the Call of Duty® and Skylanders® franchises. Activision develops games primarily based on internally-developed properties, as well as some licensed intellectual properties. We sell games through both retail channels and digital downloads. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”) and Nintendo Wii U (“Wii U”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) and Nintendo 3DS (“3DS”) handheld game systems; the PC; and other handheld and mobile devices. We are investing in, developing, and planning to release games for Sony’s and Microsoft’s next-generation console systems, the PlayStation 4 (“PS4”) and Xbox One (“Xbox One”), respectively.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through the World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets and sells role-playing action and strategy games for the PC and iPad, including games in the multiple-award winning Diablo® and StarCraft® franchises. Blizzard has adapted Diablo III for certain current- and next-generation console platforms and released Diablo III for the PS3 and Xbox 360 in September 2013. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo III, and StarCraft II products.

Activision Blizzard Distribution

Activision Blizzard’s distribution segment (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Results of Adjustments

During the six months ended June 30, 2013, we identified through our internal processes that, in previous years, we erroneously under-accrued for certain indirect taxes for two countries in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years’ financial statements as well as the projected full-year 2013 financial statements. As such, during the six months ended June 30, 2013, we recorded an adjustment in our condensed consolidated statements of operations which reduced “Total net revenues” by $8 million, “Interest and other investment income (expense), net” by $1 million, “Income before income tax expense” by $9 million, and “Net income” by $7 million. This adjustment reduced net revenues and income from operations before income tax expense by $8 million and $9 million, respectively, in each of our Blizzard segment, Europe region, and online subscriptions platform, as presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.  The adjustment increased “Accrued expenses and other liabilities” on our condensed consolidated balance sheet by $9 million and represents a correction of an error. Operating cash flows will be impacted by $9 million in the period we settle the liability. The adjustment related to prior periods’ net income as follows: (i) approximately $1 million for the quarter ended March 31, 2013; (ii) approximately $1 million for each quarter of 2012 (totaling approximately $4 million for the year ended December 31, 2012); (iii) approximately $2 million for the year ended December 31, 2011; and (iv) less than $1 million for the year ended December 31, 2010. Earnings per basic and diluted share were affected by less than $0.01 as a result of recording this adjustment.

During the six months ended June 30, 2012, we identified through our internal processes that, in previous years, we erroneously over-recognized revenues for a country in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years’ financial statements as well as the projected full-year 2012 financial statements. As such, during the six months ended June 30, 2012, we recorded an adjustment in our condensed consolidated statements of operations which reduced “Total net revenues” by $11 million and “Net income” by $8 million. This adjustment reduced net revenues and income from operations before income tax expense by $11 million in each of our Blizzard segment, Europe region, and online subscriptions platform, as presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.  The adjustment increased “Deferred revenues” on our condensed consolidated balance sheet by $11 million and represents a correction of an error. There was no impact to operating cash flows. The adjustment related to prior periods’ net income as follows: (i) approximately $1 million for the quarter ended March 31, 2012; (ii) less than $1 million for each quarter of 2011 (totaling approximately $3 million for the year ended December 31, 2011); (iii) approximately $2 million for the year ended December 31, 2010; and (iv) approximately $3 million for periods prior to the year ended December 31, 2010. Earnings per basic and diluted share were affected by less than $0.01 as a result of recording this adjustment.

2.              Inventories, net

Our inventories, net consist of the following (amounts in millions):

	At September 30, 2013	At December 31, 2012
Finished goods	$201	$151
Purchased parts and components	112	58
Inventories, net	$313	$209

3.              Software development and intellectual property licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	September 30,	December 31,
	2013	2012
Internally developed software costs	$200	$159
Payments made to third-party software developers	201	134
Total software development costs	$401	$293

Intellectual property licenses	$12	$41

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of capitalized software development costs and intellectual property licenses	$15	$22	$123	$121
Write-offs and impairments	—	—	26	8

4.              Intangible assets, net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2013
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(89)	$9
Internally-developed franchises	11 - 12 years	309	(260)	49
Total definite-lived intangible assets		$407	$(349)	$58

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2012
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(88)	$10
Internally-developed franchises	11 - 12 years	309	(251)	58
Total definite-lived intangible assets		$407	$(339)	$68

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $3 million and $9 million for the three and nine months ended September 30, 2013, respectively.  Amortization expense of intangible assets was $3 million and $7 million for the three and nine months ended September 30, 2012, respectively.

At September 30, 2013, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2013 (remaining three months)	$18
2014	18
2015	10
2016	5
2017	3
Thereafter	4
Total	$58

5.              Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2013 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2012	$6,928	$178	$7,106
Tax benefit credited to goodwill	(8)	—	(8)

Balance at September 30, 2013	$6,920	$178	$7,098

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

The table below segregates all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at
		September 30, 2013 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Balance Sheet
	2013	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$4,174	$4,174	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	68	68	—	—	Short-term investments
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,283	$4,274	$—	$9

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

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at September 30, 2013 and 2012, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1
Balance at September 30, 2013	$9	$9

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2011	$16	$16
Total unrealized gains included in other comprehensive income	3	3
Balance at September 30, 2012	$19	$19

(a)         Fair value measurements have been estimated using an income-approach model (specifically, discounted cash-flow analysis). When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At September 30, 2013, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally forward contracts with maturities of twelve months or less. All foreign currency contracts are backed, in amount and by maturity, by an identified economic underlying item. In recent years, Vivendi has been our principal counterparty for our currency derivative contracts, but in connection with the Purchase Transaction described in Note 1 of the Notes to Condensed Consolidated Financial Statements, we terminated our cash management services agreement with Vivendi as of October 31, 2013. Further, we have not had any outstanding currency derivative contracts with Vivendi as counterparty since July 3, 2013. If we enter into similar contracts in the future, we expect that the counterparties for any such transactions will be large and reputable commercial or investment banks. We did not have any foreign currency contracts at September 30, 2013. The gross notional amount of outstanding foreign currency contracts was $355 million at December 31, 2012. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period and was not material as of December 31, 2012.

We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these contracts as hedging instruments. Accordingly, we report the fair value of these contracts within “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheet and the changes in fair value within “General and administrative expense” and “Interest and other investment income (expense), net” in our condensed consolidated statement of operations. For the three and nine months ended September 30, 2013, pre-tax unrealized and realized net gains and losses were not material. For the three and nine months ended September 30, 2012, we recognized pre-tax unrealized net gains of $4 million and $3 million respectively, and a pre-tax realized net loss of $1 million and pre-tax realized net gain of $1 million, respectively.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  For the three and nine months ended September 30, 2013 and 2012, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.              Debt

Unsecured Senior Notes

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”) in a private offering to qualified institutional buyers made in accordance with Rule 144A under the Securities Act of 1933, as amended. Total net proceeds from the issuance of the Notes were $2,211 million, net of the $39 million of fees we paid in connection with their issuance.  As described below, upon issuance, the net proceeds from the Notes were deposited into an escrow account. The proceeds were subsequently released from escrow on October 11, 2013 to fund the Purchase Transaction, as described in Note 1 of the Notes to Condensed Consolidated Financial Statements. For further details regarding the completion of the Purchase Transaction, see Note 16 of the Notes to Condensed Consolidated Financial Statements.

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described under Note 16, “Subsequent Events” below. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries (the “Guarantors”). The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities described under Note 16, “Subsequent Events” below. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of September 30, 2013.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of September 30, 2013, we had interest payable of $3 million related to the 2021 Notes and $1 million related to the 2023 Notes recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet.

We may redeem the 2021 Notes on or after September 15, 2016 and the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a “make-whole premium”, plus accrued and unpaid interest.  Upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest.   These redemption options are considered clearly and closely related to the Notes and are not accounted for separately upon issuance.

For the three and nine months ended September 30, 2013, we recorded $39 million of fees as debt discount, which reduced the carrying value of the Notes. The debt discount will be amortized over the respective terms of the Notes and the amortization expense is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statement of operations.

A summary of our debt is as follows (amounts in millions):

	September 30, 2013
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
2021 Notes	$1,500	$(26)	$1,474
2023 Notes	750	(13)	737
Total long-term debt	$2,250	$(39)	$2,211

For the three and nine months ended September 30, 2013, interest expense was $4 million and amortization of the debt discount was immaterial.

As of September 30, 2013, the scheduled maturities of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31, 2013 (remaining three months)	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	2,250
Total	$2,250

As of September 30, 2013, the fair values of our 2021 Notes and 2023 Notes, based on Level 2 inputs, was $1,500 million and $750 million, respectively.

Supplemental Cash Flow Information

Because the consummation of the transactions contemplated by the Stock Purchase Agreement was enjoined, as described in Note 13 of the Notes to Condensed Consolidated Financial Statements, in accordance with the offering memorandum and purchase agreements for the Notes, the proceeds from the issuance of the Notes were required to be deposited into and held in an escrow account until the earlier of (i) the completion of the Purchase Transaction, (ii) the termination of the Stock Purchase Agreement, and (iii) December 18, 2013. The escrow account was required to be funded with the full redemption value of the Notes, along with interest payable through December 18, 2013. At September 30, 2013, none of the events had occurred and accordingly, we have accounted for the net proceeds from the issuance of the Notes of $2,211 million as a non-cash financing activity in our condensed consolidated statement of cash flows. We have accounted for the deposit of $71 million into the interest-bearing escrow account, which consists of interest that would be owed on the Notes through December 18, 2013 and the difference between the redemption value of and the net proceeds received from the Notes, as an investing activity in our condensed consolidated statement of cash flows. At September 30, 2013, we recorded the balance of the escrow account as “Cash in escrow” in our condensed consolidated balance sheet. On October 11, 2013, the funds were released from the escrow account and used to fund the Purchase Transaction.

Deferred Financing Costs

Costs incurred to obtain our long-term debt are amortized over the terms of the respective debt agreements using the interest method.  At September 30, 2013, we recorded $7 million of deferred financing costs related to the Notes within “Other assets — non-current” in our condensed consolidated balance sheet.  Amortization expense related to the deferred financing costs for each of the three and nine months ended September 30, 2013, was immaterial and is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statement of operations.

8.              Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) at September 30, 2013 and 2012, were as follows (amounts in millions):

	For the nine months ended September 30, 2013
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2012	$(26)	$—	$(26)
Other comprehensive income (loss) before reclassifications	43	1	44
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at September 30, 2013	$17	$1	$18

	For the nine months ended September 30, 2012
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2011	$(72)	$—	$(72)
Other comprehensive income (loss) before reclassifications	(3)	1	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at September 30, 2012	$(75)	$1	$(74)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.              Operating segments and geographic region

Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we conduct our business through three operating segments: Activision, Blizzard and Distribution (see Note 1 of the Notes to Condensed Consolidated Financial Statements). We do not aggregate operating segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2013 and 2012 are presented below (amounts in millions):

	Three months ended September 30,
	2013	2012	2013	2012
	Net revenues		Income (loss) from operations before income tax expense
Activision	$319	$283	$41	$(14)
Blizzard	282	414	88	168
Distribution	56	54	(1)	—
Operating segments total	657	751	128	154

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	34	90	32	110
Stock-based compensation expense	—	—	(25)	(34)
Amortization of intangible assets	—	—	(3)	(3)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	(62)	—

Consolidated net revenues / operating income	$691	$841	70	227
Interest and other investment income (expense), net			(4)	1

Consolidated income before income tax expense			$66	$228

	Nine months ended September 30,
	2013	2012	2013	2012
	Net revenues		Income (loss) from operations before income tax expense
Activision	$1,090	$928	$214	$(84)
Blizzard	837	1,299	282	629
Distribution	143	166	(1)	—
Operating segments total	2,070	2,393	495	545

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	995	695	738	514
Stock-based compensation expense	—	—	(76)	(85)
Amortization of intangible assets	—	—	(8)	(7)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	(62)	—

Consolidated net revenues / operating income	$3,065	$3,088	$1,087	$967
Interest and other investment income (expense), net			(1)	4

Consolidated income before income tax expense			$1,086	$971

Geographic information for the three and nine months ended September 30, 2013 and 2012 is based on the location of the selling entity.  Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues by geographic region:
North America	$344	$403	$1,643	$1,567
Europe	290	333	1,180	1,220
Asia Pacific	57	105	242	301
Total consolidated net revenues	$691	$841	$3,065	$3,088

Net revenues by platform were as follows (amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues by platform:
Console	$296	$227	$1,634	$1,430
Online subscriptions(1)	205	226	714	701
Other(2)	55	62	300	320
PC	79	272	274	471
Total platform net revenues	635	787	2,922	2,922
Distribution	56	54	143	166
Total consolidated net revenues	$691	$841	$3,065	$3,088

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

Long-lived assets by geographic region at September 30, 2013 and December 31, 2012 were as follows (amounts in millions):

	At September 30, 2013	At December 31, 2012
Long-lived assets* by geographic region:
North America	$101	$90
Europe	31	40
Asia Pacific	7	11
Total long-lived assets by geographic region	$139	$141

*The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

We did not have any single external customer that accounted for 10% or more of consolidated net revenues for the three and nine months ended September 30, 2013 and 2012.

10.       Income taxes

The Company accounts for its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.   The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, changes in projected results for various jurisdictions, enacted tax legislation, including certain business tax credits, state and local income taxes, tax audit settlements, and the interaction of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $10 million for the three months ended September 30, 2013 reflected an effective tax rate of 15.2%, which is higher than the effective tax rate of 0.8% for the three months ended September 30, 2012. This increase is primarily due to the tax benefit resulting from a federal income tax settlement recorded in the third quarter of 2012 and a decrease in the proportionate amount of earnings in the current year in foreign jurisdictions with relatively lower statutory rates, as compared to domestic earnings with relatively higher statutory rates.

The effective tax rate of 15.2% for the three months ended September 30, 2013 differed from the U.S. statutory rate of 35.0%, primarily due to the increase in the proportionate amount of foreign earnings at relatively lower statutory rates, as compared to domestic earnings at relatively higher statutory rates, the reduction in the projected U.S. pre-tax income attributable to costs associated with the Purchase Transaction and interest expense for the related debt financings, the recognition of federal and California research and development (“R&D”) credits, the federal domestic production deduction and favorable return to provision adjustments, offset by increases to the company’s reserve for uncertain tax positions. The favorable return to provision adjustments included a $9 million correction of an error in our deferred taxes related to prior periods, which is not material to either the forecasted fiscal 2013 results or any of the impacted prior periods.

Our tax expense of $249 million for the nine months ended September 30, 2013 reflected an effective tax rate of 22.9% compared to an effective tax rate of 18.1% for the nine months ended September 30, 2012. This increase is primarily due to the tax benefit resulting from a federal income tax settlement recorded in the third quarter of 2012, an increase in the proportionate amount of domestic earnings in the current year at relatively higher statutory rates, as compared to foreign earnings at relatively lower statutory rates, and increases to the company’s reserve for uncertain tax positions recorded in the third quarter of 2013. However, the impact of these increases was partially offset by favorable return to provision adjustments recorded in the third quarter of 2013 and the recognition of the retroactive reinstatement of the federal R&D tax credit for the tax year ended December 31, 2012, which was enacted in the first quarter of 2013, for which we recorded a benefit of $12 million as a discrete item in the first quarter of 2013.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2013 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2013 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and Vivendi Games’ tax returns for the 2005 through 2008 tax years. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

11.       Computation of basic/diluted earnings per common share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Numerator:
Consolidated net income	$56	$226	$837	$795
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(4)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(1)	(5)	(14)	(12)
Numerator for basic and diluted earnings per common share - net income available to common shareholders	55	221	819	779

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	1,122	1,109	1,118	1,113

Effect of potential dilutive common shares under the treasury stock method: Employee stock options	12	5	9	5
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options	1,134	1,114	1,127	1,118

Basic earnings per common share	$0.05	$0.20	$0.73	$0.70

Diluted earnings per common share	$0.05	$0.20	$0.73	$0.70

Our unvested restricted stock rights, which consist of restricted stock units, restricted stock awards, and performance shares, are considered participating securities, as they generally have non-forfeitable rights to dividends or dividend equivalents during the contractual period of the award. As such, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and nine months ended September 30, 2013, we had outstanding unvested restricted stock rights with respect to 24 million and 25 million shares of common stock on a weighted-average basis, respectively.  For the three and nine months ended September 30, 2012, we had outstanding unvested restricted stock rights with respect to 27 million and 23 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive. Therefore, options to acquire 2 million and 8 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2013, respectively, and options to acquire 24 million and 20 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2012, respectively.

Refer to Notes 12 and 16 of the Notes to Condensed Consolidated Financial Statements for information on our issued and outstanding common stock after the completion of the Purchase Transaction.

12.   Capital transactions

Stock Purchase Agreement

As described in Note 1 of the Notes to Condensed Consolidated Financial Statements, on October 11, 2013, we completed the Purchase Transaction, repurchasing 429 million shares of our common stock for a cash payment of $5.83 billion, pursuant to the terms of the Stock Purchase Agreement (refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for details of the Purchase Transaction).

Repurchase Program

On February 2, 2012, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock, on terms and conditions to be determined by the Company, during the period between April 1, 2012 and March 31, 2013.  There were no repurchases pursuant to this stock repurchase program during the nine months ended September 30, 2013. For the nine months ended September 30, 2012, we repurchased 4 million shares of our common stock for an aggregate purchase price of $54 million pursuant to this stock repurchase program.

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

13.       Commitments and contingencies

At September 30, 2013, except as disclosed below and in Note 7 of the Notes to Condensed Consolidated Financial Statements, we did not have any significant changes to our commitments since December 31, 2012.  See Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for more information regarding our commitments.

Legal Proceedings

We are subject to various legal proceedings and claims. FASB ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

On August 1, 2013, a purported shareholder of the Company filed a shareholder derivative action in the Superior Court of the State of California, County of Los Angeles, captioned Miller v. Kotick, et al., No. BC517086. The complaint names our Board of Directors and Vivendi as defendants, and the Company as a nominal defendant. The complaint alleges that our Board of Directors committed breaches of fiduciary duties, waste of corporate assets and unjust enrichment in connection with Vivendi’s sale of its stake in the Company and that Vivendi also breached its fiduciary duties. The plaintiff further alleges that demand by it on our Board of Directors to institute action would be futile because a majority of our Board of Directors is not independent and a majority of the individual defendants face a substantial likelihood of liability for approving the transactions contemplated by the Stock Purchase Agreement. The complaint seeks, among other things, damages sustained by the Company, rescission of the transactions contemplated by the Stock Purchase Agreement, an order restricting our Chief Executive Officer and our Chairman from purchasing additional shares of our common stock and an order directing us to take necessary actions to improve and reform our corporate governance and internal procedures to comply with applicable law, including ordering a shareholder vote on certain amendments to our by-laws or charter that would require half of our Board of Directors to be independent of Messrs. Kotick and Kelly and Vivendi and a proposal to appoint a new independent Chairman of the Board of Directors. The Company’s response to the Miller complaint is due on November 18, 2013.

In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Stock Purchase Transaction and Private Sale were in the best interests of the Company.  In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013. On October 25, 2013, Pacchia filed an amended complaint under seal.  The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC.  The added class claims are for breach of fiduciary duty against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi, as well as aiding and abetting a breach of fiduciary duty against ASAC.  The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties. The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC.  On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below.  On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.

Also, on September 11, 2013, another stockholder of the Company filed a putative class action and stockholder derivative action in the Court of Chancery of the State of Delaware, captioned Hayes v. Activision Blizzard, Inc., et al., No. 8885-VCL. The complaint names our Board of Directors, Vivendi, New VH, ASAC, the General Partner of ASAC, Davis Selected Advisers, L.P. (“Davis”) and Fidelity Management & Research Co. (“FMR”) as defendants, and the Company as a nominal defendant. The complaint alleges that the defendants violated certain provisions of our Amended and Restated Certificate of Incorporation by failing to submit the matters contemplated by the Stock Purchase Agreement for approval by a majority of our stockholders (other than Vivendi and its controlled affiliates); that our Board of Directors committed breaches of their fiduciary duties in approving the Stock Purchase Agreement; that Vivendi violated fiduciary duties owed to other stockholders of the Company in entering into the Stock Purchase Agreement; that our Chief Executive Officer and our Chairman usurped a corporate opportunity from the Company; that our Board of Directors and Vivendi have engaged in actions to entrench our Board of Directors and officers in their offices; that the ASAC Entities, Davis and FMR aided and abetted breaches of fiduciary duties by the Board of Directors and Vivendi; and that our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR will be unjustly enriched through the Private Sale. The complaint seeks, among other things, the rescission of the Private Sale; an order requiring the transfer to the Company of all or part of the shares that are the subject of the Private Sale; an order implementing measures to eliminate or mitigate the alleged entrenching effects of the Private Sale; an order requiring our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR to disgorge to the Company the amounts by which they have allegedly been unjustly enriched; and alleged damages sustained by the class and the Company. In addition, the stockholder sought a temporary restraining order preventing the defendants from consummating the transactions contemplated by the Stock Purchase Agreement without stockholder approval. Following a hearing on the motion for a temporary restraining order, on September 18, 2013, the Court of Chancery issued a preliminary injunction order, enjoining the consummation of the transactions contemplated by the Stock Purchase Agreement pending (a) the issuance of a final decision after a trial on the merits; (b) receipt of a favorable Activision Blizzard stockholder vote on the transactions contemplated by the Stock Purchase Agreement under Section 9.1(b) of our Amended and Restated Certificate of Incorporation or (c) modification of such preliminary injunction order by the Court of Chancery or the Delaware Supreme Court. On September 20, 2013, the Court of Chancery certified its order issuing the preliminary injunction for interlocutory appeal to the Delaware Supreme Court. The defendants moved the Delaware Supreme

Court to accept and hear the appeal on an expedited basis. On September 23, 2013, the Delaware Supreme Court accepted the appeal of the Court of Chancery’s decision and granted the defendant’s motion to hear the appeal on an expedited basis.  Following a hearing on October 10, 2013, the Delaware Supreme Court reversed the Court of Chancery’s order issuing a preliminary injunction, and determined that the Stock Purchase Agreement was not a merger, business combination or similar transaction that would require a vote of Activision’s unaffiliated stockholders under the charter.

On October 29, 2013, an amended complaint was filed. It added factual allegations but no new claims or relief. Also on October 29, 2013, Hayes filed a motion to consolidate the Hayes case with the Pacchia case.  As noted above, on November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.

Further, on September 18, 2013, the Company received a letter from another purported stockholder of the Company seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to investigate potential wrongdoing or mismanagement in connection with the approval of the Stock Purchase Agreement.

We believe that the defendants have meritorious defenses and intend to defend each of these lawsuits vigorously. However, these lawsuits and any other lawsuits are subject to inherent uncertainties and the actual outcome and costs will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and the Company could be forced to expend significant resources in the defense of these lawsuits and may not prevail.

The Company also may be subject to additional claims in connection with the Stock Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, the Company may incur substantial legal fees and costs in connection with litigation and, although coverage may be available under relevant insurance policies, coverage could be denied or prove to be insufficient. Under our Amended and Restated Certificate of Incorporation and the indemnification agreements that the Company has entered into with our officers and directors, the Company may be required in certain circumstances to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

The Company is not currently able to estimate the possible cost to us from these lawsuits and related indemnification obligations, as they are in the early stages and it cannot be determined how long it may take to resolve these matters or the possible amount of any damages that the Company may be required to pay. Moreover, the Company cannot be certain what the impact on our operations or financial position will be if any of the purported stockholder plaintiffs are successful in having the Stock Purchase Transaction and Private Sale rescinded. The Company has not established any reserves for any potential liability relating to these lawsuits. It is possible that the Company could, in the future, establish reserves, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to the Company on these actions could result in the rescission of the Stock Purchase Transaction and Private Sale or the payment of substantial damages and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

In addition, we are party to routine claims, suits, investigations, audits and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

14.  Related party transactions

As part of the Business Combination, we entered into various transactions and agreements, including cash management services agreements, a tax sharing agreement and an investor agreement with Vivendi and its subsidiaries. In connection with the consummation of the Purchase Transaction, we terminated the cash management arrangements with Vivendi and amended our investor agreement with Vivendi. We are also party to music royalty and music distribution agreements with subsidiaries and other affiliates of Vivendi, none of which were impacted by the Purchase Transaction.  None of these services, transactions and agreements with Vivendi and its affiliates were material, either individually or in the aggregate, to the condensed consolidated financial statements as a whole.

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

Reclassification of accumulated other comprehensive loss

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2012. We adopted this guidance and provided the required disclosures in Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

16.       Subsequent events

Purchase Transaction and Private Sale

On October 11, 2013, we completed the Purchase Transaction described in Note 1 of the Notes to Condensed Consolidated Financial Statements, resulting in the repurchase of 429 million shares of our common stock for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction. The Purchase Transaction was funded with a combination of $1.2 billion cash on hand, $2.5 billion from the bank financing described below, and $2.25 billion from the Notes. The repurchased shares will be recorded as “Treasury Stock” in our condensed consolidated balance sheet.

Pursuant to the Stock Purchase Agreement, immediately following the completion of the Purchase Transaction, ASAC completed the Private Sale, purchasing 172 million shares of the Company’s common stock from Vivendi for a cash payment of $2.34 billion. Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, the Chairman of our Board of Directors, are affiliates of ASAC II LLC. Concurrently with the signing of the Stock Purchase Agreement, Mr. Kotick and Mr. Kelly each entered into waiver and acknowledgement letters with us, which provide, among other things, for the waiver by Mr. Kotick and Mr. Kelly of their rights to any change in control payments or benefits under their employment agreements with us, our 2008 Incentive Plan, any award agreements in respect to awards granted thereunder, or any other benefit plans and arrangements, in each case in connection with or as a consequence of the transactions contemplated by the Stock Purchase Agreement.

As a result of the Purchase Transaction and the Private Sale, (i) we have 695 million shares of common stock issued and outstanding as of October 11, 2013, approximately 63% of which is held by the public, (ii) Vivendi holds 83 million shares, or approximately 12% of the outstanding shares of our common stock, and (iii) ASAC holds 172 million shares, or approximately 24.7% of the outstanding shares of our common stock.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $676 million, which represent a potential future tax benefit of approximately $245 million. The Company also obtained indemnification from Vivendi against losses attributable to the potential nonexistence or the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction as it is not more-likely-than-not that the tax position is realizable.

Financing Credit Facilities

On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility (the “Term Loan”), maturing in October 2020, and a $250 million secured revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facilities”), maturing in October 2018. A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. The proceeds of the Term Loan were used to fund the Purchase Transaction and related fees and expenses, and we did not draw on the Revolver.

Borrowings under the Term Loan and the Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5% and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  In certain circumstances, our applicable interest rate under the Credit Facilities would increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

Commencing on December 31, 2013, we are required to make quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries.  The Company and the Guarantors also granted a security interest in substantially all of their U.S. assets, as security for the obligations under the Credit Agreement.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  If our obligations under the Revolver exceed 15% of the total facility amount as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt (including the Notes described in Note 7 of the Notes to Condensed Consolidated Financial Statements) to accelerate the repayment of such obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Completed Transactions

On October 11, 2013, we repurchased 429 million shares of our common stock, pursuant to the stock purchase agreement (the “Stock Purchase Agreement”) we entered into on July 25, 2013 with Vivendi S.A. (“Vivendi”) and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). The repurchased shares will be recorded as “Treasury Stock” in our condensed consolidated balance sheet.

Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of the Company’s common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”).  Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC.

As a result of the Purchase Transaction and the Private Sale, (i) we have 695 million shares of common stock issued and outstanding as of October 11, 2013, approximately 63% of which is held by the public, (ii) Vivendi holds 83 million shares, or approximately 12% of the outstanding shares of our common stock, and (iii) ASAC holds 172 million shares, or approximately 24.7% of the outstanding shares of our common stock.

For further details, refer to “Other Liquidity and Capital Resources” below, and Note 16 of the Notes to Condensed Consolidated Financial Statements.

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We publish online, personal computer (“PC”), video game console, handheld, mobile and tablet games. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content, including games from the Call of Duty® and Skylanders® franchises. Activision develops games primarily based on internally-developed properties, as well as some licensed intellectual properties.  We sell games through both retail channels and digital downloads. Activision currently offers games that operate on the Sony Computer Entertainment, Inc. (“Sony”) PlayStation 3 (“PS3”), Nintendo Co. Ltd. (“Nintendo”) Wii (“Wii”) and Nintendo Wii U (“Wii U”), and Microsoft Corporation (“Microsoft”) Xbox 360 (“Xbox 360”) console systems; the Nintendo Dual Screen (“DS”) and Nintendo 3DS (“3DS”) handheld game systems; the PC; and other handheld and mobile devices. We are investing in, developing, and planning to release games for Sony’s and Microsoft’s next-generation console systems, the PlayStation 4 (“PS4”) and Xbox One (“Xbox One”), respectively.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through the World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets and sells role-playing action and strategy games for the PC and iPad, including games in the multiple-award winning Diablo® and StarCraft® franchises. Blizzard has adapted Diablo III for certain current- and next-generation console platforms and released Diablo III for the PS3 and Xbox 360 in September 2013.  In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes, and other character customizations within World of Warcraft gameplay; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III and StarCraft II products.

Activision Blizzard Distribution

Activision Blizzard’s distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended September 30, 2013, Activision Blizzard had net revenues of $691 million, as compared to net revenues of $841 million in the same period in 2012. For the three months ended September 30, 2013, Activision Blizzard’s earnings per diluted share were $0.05, as compared to earnings per diluted share of $0.20 for the same period in 2012.

For each of the nine months ended September 30, 2013 and 2012, Activision Blizzard had net revenues of $3.1 billion.  Earnings per diluted share for the nine months ended September 30, 2013 were $0.73, as compared to earnings per diluted share of $0.70 for the same period in 2012.

For the nine months ended September 30, 2013, according to The NPD Group, for U.S. data, GfK Chart-Track, for European data, and internal estimates, and including sales of toys and accessories:

•                  In both North America and Europe, Activision had the two of the top-five best-selling games with Skylanders Giants™ and Call of Duty: Black Ops II; and

•                  In both North America and Europe, Activision’s Skylanders Giants was the #1 best-selling kids console and hand-held game overall in dollars; and

•                  In North America, Blizzard’s StarCraft II: Heart of the Swarm® was the #1 PC game.

During the nine months ended September 30, 2013, Activision Publishing released, among other titles, four downloadable map packs for Call of Duty: Black Ops II — Call of Duty: Black Ops II Revolution, Call of Duty: Black Ops II Uprising, Call of Duty: Black Ops II Vengeance, and Call of Duty: Black Ops II Apocalypse; and also The Walking Dead: Survival Instinct.

During the nine months ended September 30, 2013, Blizzard released StarCraft II: Heart of the Swarm, the first expansion to Blizzard’s real-time strategy PC game StarCraft II: Wings of Liberty®, and Diablo III for the PS3 and Xbox 360.

Activision Blizzard Upcoming Product Releases

We have released, or expect to release, the following games, among others, in the fourth quarter of 2013:

•                  The newest installment in Activision’s Skylanders franchise, Skylanders SWAP Force™, on October 13, 2013;

•                  Activision’s new Call of Duty game, Call of Duty: Ghosts, on November 5, 2013; and

•                  Blizzard’s Hearthstone™: Heroes of Warcraft™, a new cross-platform free-to-play game for the PC and mobile devices.

Management’s Overview of Business Trends

Online Content and Digital Downloads

We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products, such as DVDs, are also available by direct digital download over the Internet (both from websites that we own and from others owned by third parties).  In addition, we offer players downloadable content as add-ons to our products (e.g., new multi-player map packs), generally for a one-time fee, which are released throughout the year. We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard’s proprietary online-game related service, Battle.net.  Digital revenues continue to be an important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels.

Net revenues from digital online channels represented 59% of our total consolidated net revenues for the three months ended September 30, 2013, as compared to 51% for the same period in 2012. On a non-GAAP basis, which excludes the impact of the change in deferred revenues, net revenues from digital online channels represented 61% of our total consolidated net revenues for the three months ended September 30, 2013, as compared to 57% for the same period in 2012.

Net revenues from digital online channels represented 38% of our total consolidated net revenues for the nine months ended September 30, 2013, as compared to 35% for the same period in 2012. On a non-GAAP basis, net revenues from digital online channels represented 59% of our total consolidated net revenues for the nine months ended September 30, 2013, as compared to 51% for the same period in 2012.

The increase in our revenues from digital online channels, relative to revenues from retail channels, for the three and nine month periods ended September 30, 2013 was primarily due to stronger digital online revenues from Call of Duty: Black Ops II and its related digital downloadable content, as compared to Call of Duty: Modern Warfare® 3 and its related downloadable content packs, and the release of StarCraft II: Heart of the Swarm in March 2013. Partially offsetting the increase were the releases of Diablo III for the PC in May 2012, with no comparable release in the current periods, and World of Warcraft: Mists of Pandaria® in September 2012, with no comparable expansion pack for World of Warcraft in the current periods.

Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Conditions in the Retail Distribution Channel

In the U.S. and Europe combined, retail sales of video games increased approximately 2% for the first nine months of 2013, as compared to the same period in 2012, benefitting from the release of a top title in the third quarter of 2013, according to The NPD Group and GfK Chart-Track. Excluding the impact of that title, overall retail sales would have decreased by approximately 12% in the third quarter of 2013, according to The NPD Group and GfK Chart-Track.

According to our internal estimates, overall sales of video games (including digital sales) for the first nine months of 2013 were higher by approximately 8% as compared to the same period in 2012.  While retail sales of video games for high-definition platforms were higher by 22% (including the benefit from the release of a top title in the third quarter of 2013), retail sales for standard-definition, handheld and PC platforms continued to decline as compared to the same period in 2012.

Sales of the industry’s top five titles (including toys and accessories) continue to represent a large portion of total retail sales in the industry. During the nine months ended September 30, 2013, the top five titles represented 28% of retail sales for the nine months ended September 30, 2013, as compared to 15% of retail sales for the nine months ended September 30, 2012, according to The NPD Group, GfK Chart-Track and the Company’s internal estimates. The increase in the top five titles is mainly driven by the release of the top title in the third quarter of 2013.

We will continue to invest in our established franchises, as well as new titles that we think have the potential to drive our growth over the long-term.  However, we expect the competitive landscape to be challenging for the remainder of 2013. Call of Duty: Ghosts faces a more crowded slate of titles from the same genre in the fourth quarter of this year than it has in the past and our Skylanders franchise is also facing a more direct and substantial competition than it has before. The competitive landscape could impact revenues and will likely require us to further increase our sales and marketing investment in our key franchises and could impact operating income.

Current- and Next-Generation of Game Consoles

Sony and Microsoft have announced that they will launch their next-generation consoles, the PS4 and Xbox One, respectively, beginning in November 2013. We have announced our participation in Sony’s, Microsoft’s, and certain retailers’ programs to provide various options to our gamers who purchase Call of Duty: Ghosts for the PS3 and Xbox 360 to upgrade their gameplay to Call of Duty: Ghosts for the PS4 and Xbox One, respectively, subject to the terms and conditions of each respective program. While new console platforms provide opportunities for our future releases, the uncertainty around the adoption rate of new consoles and the short-term impact on consumer purchases of our products can be disruptive to our business in the short term. We are continually monitoring console hardware sales, as well as the development of next-generation consoles. We are managing our product delivery for each current and future platform in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development.  As noted above, we are investing in, developing, and planning to release games for each of these next-generation console systems.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012

Net revenues:
Product sales	$332	48%	$536	64%	$2,049	67%	$2,208	72%
Subscription, licensing, and other revenues	359	52	305	36	1,016	33	880	28
Total net revenues	691	100	841	100	3,065	100	3,088	100

Costs and expenses:
Cost of sales — product costs	111	16	146	17	551	18	633	21
Cost of sales — online subscriptions	43	6	62	8	154	5	201	7
Cost of sales — software royalties and amortization	16	2	19	2	116	4	107	4
Cost of sales — intellectual property licenses	5	1	10	1	56	2	37	1
Product development	140	20	125	15	387	13	384	12
Sales and marketing	144	21	131	16	367	12	346	11
General and administrative	162	24	121	14	347	11	413	13

Total costs and expenses	621	90	614	73	1,978	65	2,121	69

Operating income	70	10	227	27	1,087	35	967	31

Interest and other investment income (expense), net	(4)	(1)	1	—	(1)	—	4	—

Income before income tax expense	66	9	228	27	1,086	35	971	31

Income tax expense	10	1	2	—	249	8	176	5

Net income	$56	8%	$226	27%	$837	27%	$795	26%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2013 and 2012 are presented in the table below (amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
			Increase			Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Segment net revenues:
Activision	$319	$283	$36	$1,090	$928	$162
Blizzard	282	414	(132)	837	1,299	(462)
Distribution	56	54	2	143	166	(23)
Operating segment net revenues total	657	751	(94)	2,070	2,393	(323)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	34	90		995	695
Consolidated net revenues	$691	$841		$3,065	$3,088

Segment income from operations:
Activision	$41	$(14)	$55	$214	$(84)	$298
Blizzard	88	168	(80)	282	629	(347)
Distribution	(1)	—	(1)	(1)	—	(1)
Operating segment income from operations total	128	154	(26)	495	545	(50)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	32	110		738	514
Stock-based compensation expense	(25)	(34)		(76)	(85)
Amortization of intangible assets	(3)	(3)		(8)	(7)
Fees and other expenses related to the Purchase Transaction and related debt financings	(62)	—		(62)	—

Consolidated operating income	70	227		1,087	967
Interest and other investment income (expense), net	(4)	1		(1)	4

Consolidated income before income tax expense	$66	$228		$1,086	$971

Segment Net Revenues

Activision

Activision’s net revenues increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to higher revenues from sales of Call of Duty: Black Ops II and its related digital downloadable content, as compared to Call of Duty: Modern Warfare 3 and its downloadable content packs for the same periods in the prior year.  The increases were partially offset by a more focused slate of releases from our value business and lower revenues from our Skylanders franchise in the most recent three and nine month periods.  While life-to-date revenues for Skylanders Giants (released in October 2012), are significantly up versus the previous title, Skylanders Spyro’s Adventure (released in October 2011), significantly more revenues were achieved upfront, in the launch quarter for Skylanders Giants, resulting in somewhat lower revenues in the following quarters.  Additionally, the life to date sell-through trends of retail purchases by consumers of Skylanders Giants has remained significantly above Skylanders Spyro’s Adventure.

Blizzard

Blizzard’s net revenues decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the releases of Diablo III for the PC in May 2012 and World of Warcraft: Mists of Pandaria in September 2012, without comparable releases in the corresponding periods of the current year, and lower World of Warcraft subscription revenues and value-added services revenues resulting from a lower number of subscribers.  The decreases were partially offset by revenues from the releases of Diablo III for the PS3 and Xbox 360 in September 2013 and StarCraft II: Heart of the Swarm in March 2013.

At September 30, 2013, the worldwide subscriber* base for World of Warcraft was approximately 7.6 million, compared to approximately 7.7 million at June 30, 2013, and was down from more than 10 million at September 30, 2012.  For the 12-month period, subscribership has declined since the September 2012 release of the latest expansion pack, World of Warcraft: Mists of Pandaria, with a decline in both the East and the West, and with the East representing a larger portion of the overall decrease (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, New Zealand, and Latin America). In general, the average revenue per subscriber is lower in the East than in the West. Our objective remains to continue to deliver new game content for World of Warcraft in all regions to further appeal to the gaming community.

Distribution

Distribution’s net revenues for the three months ended September 30, 2013 were comparable to net revenues for the same period in 2012.  Distribution’s net revenues decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, largely due to the continued weakness in video games retail sales in the United Kingdom.

Segment Income from Operations

Activision

For the three months ended September 30, 2013, Activision’s operating income increased, as compared to the same period in 2012, driven by the relatively higher-margin digital online sales from the Call of Duty franchise and a more profitable slate of releases from our value business, partially offset by higher sales and marketing expenses for our upcoming fourth quarter releases.

For the nine months ended September 30, 2013, Activision’s operating income increased, as compared to the same period in 2012, driven by the factors described above, as well as lower general and administrative expenses, mainly legal-related expenses.

Blizzard

Blizzard’s operating income decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily as a result of the decrease in net revenues previously described. The decrease in operating income from lower net revenues for the three and nine month periods was partially offset by lower cost of sales, as a result of lower revenues, lower sales and marketing expenses, and lower general and administrative expenses due to lower bonus expenses reflective of the lower revenues and associated operating income.

Non-GAAP Financial Measures

The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from change in deferred revenues) and non-GAAP (excluding the impact from change in deferred revenues) basis. We use this non-GAAP measure internally when evaluating our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources, and facilitates comparison of operating performance between periods. In addition, excluding the impact of changes in deferred revenues provides a timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as any non-GAAP measure presented by another company. This non-GAAP financial measure has limitations in that it does not reflect all of the items associated with our GAAP revenues. We compensate for the limitations resulting from the exclusion of the change in deferred revenues by considering the impact of that item separately and by considering our GAAP, as well as non-GAAP, revenues.

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and nine months ended September 30, 2013 and 2012 (amounts in millions):

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

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
GAAP net revenues by distribution channel
Retail channels	$226	$357	$(131)	$1,748	$1,837	$(89)
Digital online channels(1)	409	430	(21)	1,174	1,085	89
Total Activision and Blizzard	635	787	(152)	2,922	2,922	—

Distribution	56	54	2	143	166	(23)
Total consolidated GAAP net revenues	691	841	(150)	3,065	3,088	(23)

Change in deferred revenues(2)
Retail channels	(24)	(87)		(1,033)	(832)
Digital online channels(1)	(10)	(3)		38	137
Total changes in deferred revenues	(34)	(90)		(995)	(695)

Non-GAAP net revenues by distribution channel
Retail channels	202	270	(68)	715	1,005	(290)
Digital online channels(1)	399	427	(28)	1,212	1,222	(10)
Total Activision and Blizzard	601	697	(96)	1,927	2,227	(300)

Distribution	56	54	2	143	166	(23)
Total non-GAAP net revenues (3)	$657	$751	$(94)	$2,070	$2,393	$(323)

(1)         We define revenues from digital online channels as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products.

(2)         We have determined that some of our games’ online functionality represents an essential component of gameplay and as a result, represents a more-than-inconsequential separate deliverable. As such, we recognize revenues attributed to these game titles over the estimated service periods, which may range from a minimum of five months to a maximum of less than a year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(3)         Total non-GAAP net revenues presented also represents our total operating segment net revenues.

The decrease in GAAP net revenues from retail channels for the three months ended September 30, 2013, as compared to the same period in 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower revenues from our value business due to its more focused slate of titles and to a lesser extent, lower revenues from our Skylanders franchise in the most recent period.  The decreases were partially offset by the recognition of previously deferred revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and World of Warcraft: Mists of Pandaria, which was released in September 2012, and revenues from the release of Diablo III for the PS3 and Xbox 360 in September 2013.

The decrease in GAAP net revenues from retail channels for the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower revenues from our value business with its more focused slate of titles, lower revenues from our Skylanders franchise, and lower revenues from our Call of Duty catalog titles.  The decreases were partially offset by higher revenues of Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, the release of StarCraft II: Heart of the Swarm in March 2013 and the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria.

The decrease in non-GAAP net revenues from retail channels for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower revenues from our value business due to its more focused slate of titles, lower sales from World of Warcraft: Mists of Pandaria, which was released in September 2012, lower revenues from our Skylanders franchise, and lower revenues from our Call of Duty catalog titles.  The decreases were partially offset by sales from Diablo III for the PS3 and Xbox360, which was released in September 2013, and stronger sales of Call of Duty: Black Ops II as compared to sales of Call of Duty: Modern Warfare 3 in the comparable periods of the prior year, as well as the sales from StarCraft II: Heart of the Swarm, which was released in March 2013.

The decrease in GAAP net revenues from digital online channels for the three months ended September 30, 2013, as compared to the same period in 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012.  The decreases were partially offset by higher revenues from Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs and higher revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3.  Additionally, in conjunction with the release of Call of Duty: Black Ops II, all of the Call of Duty Elite (“Elite”) service features for that game were made available for free (not including downloadable content packs).  Elite was a paid subscription service during 2012, which included the delivery of downloadable content.  With the launch of Call of Duty: Black Ops II, the Company offered consumers a season pass program which enabled the purchase of digital content packs as a discounted bundle.  The consumer response to the season pass program has been strong, and has resulted in greater overall participation levels and revenues than the Elite paid subscription service in the prior year.

The increase in GAAP net revenues from digital online channels for the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to higher revenues from the current year releases of Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs, stronger revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, and revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.  The increases were partially offset by lower revenues from Diablo III for the PC, which was released in May 2012, lower subscription and value-added services revenues from the World of Warcraft franchise due to a lower number of subscribers as compared to same period in 2012, and lower revenues from our Call of Duty catalog titles.

The decrease in non-GAAP net revenues from digital online channels for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012,  lower revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower subscription and value-added services revenues from the World of Warcraft franchise due to a lower number of subscribers as compared to same periods in 2012.  The decreases were partially offset by stronger revenues from the current year releases of Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs, and stronger sales of Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2013 and 2012 (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Geographic region net revenues:
North America	$344	$403	$(59)	$1,643	$1,567	$76
Europe	290	333	(43)	1,180	1,220	(40)
Asia Pacific	57	105	(48)	242	301	(59)
Consolidated net revenues	$691	$841	$(150)	$3,065	$3,088	$(23)

The increase / (decrease) in deferred revenues recognized by geographic region for the three and nine months ended September 30, 2013 and 2012 was as follows (amounts in millions):

	Three months ended September 30,		Increase /	Nine months ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$2	$49	$(47)	$564	$459	$105
Europe	24	9	15	355	243	112
Asia Pacific	8	32	(24)	76	(7)	83
Total impact on consolidated net revenues	$34	$90	$(56)	$995	$695	$300

As previously discussed, the decrease in Company’s net revenues for the three months ended September 30, 2013, as compared to the same period in 2012, was mainly due to lower revenues from Diablo III for the PC, which was released in May 2012, and fewer releases from our value business due to its more focused slate of titles.  Net revenues in North America and Europe were also impacted by lower revenues from our Skylanders franchise in the most recent periods.  In all regions, the decreases were partially offset by a stronger performance from Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs.  The decreases in North America and Europe were also partially offset by the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria and StarCraft II: Heart of the Swarm.

The deferred revenues recognized for the three months ended September 30, 2013, as compared to the same period in 2012, were negatively impacted by the lower recognition of deferred revenues from Diablo III for the PC, which was released in May 2012, and higher overall deferral of revenues, primarily revenues from Diablo III for the PS3 and Xbox 360, which was released in September 2013.  These negative impacts were partially offset by the recognition of previously deferred revenues from StarCraft II: Heart of the Swarm and World of Warcraft: Mists of Pandaria.  In North America and Asia Pacific, the decrease in deferred revenues recognized was also due to a higher deferral of revenues from the releases of Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs.  In Europe, the increase in deferred revenues recognized was due to higher recognition of previously deferred revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3.

The Company’s net revenues for the nine months ended September 30, 2013 decreased, as compared to the same period in 2012, primarily due to lower revenues from Diablo III for the PC, our value business and the Skylanders franchise.   These decreases were partially offset by the relatively stronger performance of Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs, and higher revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012.  In North America, net revenues for the nine months ended September 30, 2013 increased primarily due to the strong performance of Call of Duty: Black Ops II digital downloadable content.   In Europe, the decrease in net revenues was further attributable to the year-over-year decrease from our Distribution segment, and in the Asia Pacific region, net revenues were further impacted by lower World of Warcraft revenues resulting from a lower number of subscribers.

In all regions, the increase in deferred revenues recognized for the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily attributed to a higher deferral of revenues in the prior year resulting from the strong May 2012 release of Diablo III for the PC and the recognition of previously deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, and World of Warcraft: Mists of Pandaria, which was released in September 2012, partially offset by the deferral of revenues resulting from the strong performance of Call of Duty: Black Ops II digital downloadable content, Diablo III for the PS3 and Xbox 360, which was released in September 2013, and StarCraft II: Heart of the Swarm, which was released in March 2013.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $13 million and $16 million on Activision Blizzard’s net revenues for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The change is primarily due to the movement of the U.S. dollar relative to the Euro.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2013 and 2012 (amounts in millions):

	Three months	% of total(3)	Three months	% of total(3)
	ended	consolidated	ended	consolidated	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)
Platform net revenues:
Online subscriptions(1)	$205	30%	$226	27%	$(21)
PC	79	11	272	32	(193)

Console
Sony PlayStation 3	119	17	81	10	38
Microsoft Xbox 360	160	23	121	14	39
Nintendo Wii and Wii U	17	2	25	3	(8)
Total console	296	43	227	27	69
Other(2)	55	8	62	7	(7)
Total platform net revenues	635	92	787	94	(152)
Distribution	56	8	54	6	2
Total consolidated net revenues	$691	100%	$841	100%	$(150)

	Nine months	% of total(3)	Nine months	% of total(3)
	ended	consolidated	ended	consolidated	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)

Platform net revenues:
Online subscriptions(1)	$714	23%	$701	23%	$13
PC	274	9	471	15	(197)

Console
Sony PlayStation 3	727	24	617	20	110
Microsoft Xbox 360	849	28	705	23	144
Nintendo Wii and Wii U	58	2	108	3	(50)
Total console	1,634	53	1,430	46	204
Other(2)	300	10	320	10	(20)
Total platform net revenues	2,922	95	2,922	95	—
Distribution	143	5	166	5	(23)
Total consolidated net revenues	$3,065	100%	$3,088	100%	$(23)

The increase / (decrease) in deferred revenues recognized by platform for the three and nine months ended September 30, 2013 and 2012 was as follows (amounts in millions):

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:

Online subscriptions(1)	$24	$(119)	$143	$110	$(92)	$202
PC	38	165	(127)	67	(126)	193

Console
Sony PlayStation 3	(15)	12	(27)	400	412	(12)
Microsoft Xbox 360	(16)	30	(46)	405	469	(64)
Nintendo Wii and Wii U	3	2	1	13	27	(14)
Total console	(28)	44	(72)	818	908	(90)
Other(2)	—	—	—	—	5	(5)
Total impact on consolidated net revenues	$34	$90	$(56)	$995	$695	$300

(1)    Revenues from online subscriptions consists of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services, and revenues from Elite memberships.

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

Net revenues from online subscriptions decreased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to lower revenues from Elite memberships related to Call of Duty: Modern Warfare 3, and lower subscription and value added services revenues due to a lower number of subscribers from World of Warcraft, partially offset by the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012.

Net revenues from online subscriptions increased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, partially offset by lower revenues from Elite memberships related to Call of Duty: Modern Warfare 3, and lower subscription and value added services revenues due to a lower number of subscribers from World of Warcraft.

Net revenues from PC decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due to lower revenues from Diablo III for the PC, which was released in May 2012, partially offset by revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.

Net revenues from PS3 and Xbox 360 increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to higher revenues from Call of Duty: Black Ops II and its related digital downloadable content, as compared to Call of Duty: Modern Warfare 3 and its related downloadable content packs, as well as revenues from Diablo III for the PS3 and Xbox 360, which was released in September 2013.   The increase was partially offset by lower revenues from our value business, due to its more focused slate of titles, and our Call of Duty catalog titles.

Net revenues from Nintendo Wii and Wii U decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to lower sales from our Skylanders franchise and fewer title releases on the Wii and Wii U platforms.

Net revenues from other decreased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to lower revenues from our value business and handheld platforms.  Net revenues from other decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to lower sales of toys from our Skylanders franchise in the most recent periods, and lower revenues from our value business and handheld platforms.

The increase in deferred revenues recognized for online subscriptions for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, is due to the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower revenues deferred from the World of Warcraft franchise.

The decrease in deferred revenues recognized for PC for the three months ended September 30, 2013, as compared to the same period in 2012, is due to lower recognition of previously deferred revenues for Diablo III for the PC, which was released in May 2012, partially offset by the revenues recognized from StarCraft II: Heart of the Swarm, which was released in March 2013.  The increase in deferred revenues recognized for the nine months ended September 30, 2013, as compared to the same period in 2012, is due to the lower deferral of revenues for Diablo III for the PC, which was released in May 2012.

The decrease in the deferred revenues recognized for PS3 and Xbox 360 for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, is due to the higher deferral of revenues from strong performance of Call of Duty: Black Ops II digital downloadable content, and Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

The deferred revenues recognized for Wii and WiiU for three months ended September 30, 2013 is comparable to the same period in prior year.  The decrease in deferred revenues recognized for the nine months ended September 30, 2013, as compared to the same period in 2012, is due to higher deferral of revenues from Call of Duty: Black Ops II.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2013 and 2012 (amounts in millions):

		% of		% of
	Three months ended	consolidated	Three months ended	consolidated	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)

Product costs	$111	16%	$146	17%	$(35)
Online subscriptions	43	6	62	8	(19)
Software royalties and amortization	16	2	19	2	(3)
Intellectual property licenses	5	1	10	1	(5)

	Nine months ended	% of	Nine months ended	% of	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)

Product costs	$551	18%	$633	21%	$(82)
Online subscriptions	154	5	201	7	(47)
Software royalties and amortization	116	4	107	4	9
Intellectual property licenses	56	2	37	1	19

Total cost of sales decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.  Overall, the decreases were attributed to our improved margins as a result of fewer releases from our value business, due to its more focused slate of titles, and a higher proportion of relatively higher-margin digital online sales.

Cost of sales — product costs decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to lower retail and physical product sales.  The increasing percentage of revenues generated from our digital online channels year-over-year contributed to our higher margins (or lower product costs as a percentage of consolidated net revenues). Further, lower revenues from our relatively lower margin Distribution segment for the nine months ended September 30, 2013, as compared to the same period in 2012, contributed to the lower cost of sales — product costs.

The decrease in cost of sales — online subscriptions year-over-year was primarily due to lower online subscription revenues and cost reduction efforts in 2012 that benefited the current period.

The decrease in cost of sales — software royalties and amortization for the three months ended September 30, 2013, as compared to the same period in 2012, was primarily due to fewer releases from our value business and the amortization of previously deferred software costs for Diablo III for the PC, which was released in May 2012.  The increase in cost of sales — software royalties and amortization for the nine months ended September 30, 2013 was due to the amortization of previously deferred software costs for World of Warcraft: Mists of Pandaria and Call of Duty: Black Ops II digital downloadable content. The increase was partially offset by the lower software amortization costs resulting from fewer releases from our value business, due to its more focused slate of titles, and the release of Diablo III for the PC in May 2012.

The decrease in cost of sales — intellectual property licenses for the three months ended September 30, 2013, as compared to the same period in 2012, was due to fewer releases from our value business, due to its more focused slate.  Cost of sales — intellectual property licenses increased for the nine months ended September 30, 2013 primarily as a result of a write-down of capitalized costs.

Product Development (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)

Three Months Ended	$140	20%	$125	15%	$15
Nine Months Ended	387	13	384	12	3

Product development costs increased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to higher bonus accruals as a result of higher revenues from our digital online channel, partially offset by lower external development costs, as our value business released fewer titles due to its more focused slate.

Product development costs increased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to lower capitalization of software development costs and increased investments in our future titles, partially offset by lower external development costs, as our value business released fewer titles due to its more focused slate.

Sales and Marketing (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)

Three Months Ended	$144	21%	$131	16%	$13
Nine Months Ended	367	12	346	11	21

Sales and marketing expenses increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to higher media spending for our upcoming fourth quarter releases, such as Skylanders Swap Force and Call of Duty: Ghosts, offset by lower media spending by our value business, due to its more focused slate of titles.  For the nine months ended September 30, 2013, the increase in sales and marketing expenses was also due to our marketing investments related to Destiny, a new game from Bungie that we expect to publish and make available for public beta in 2014.

General and Administrative (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)

Three Months Ended	$162	24%	$121	14%	$41
Nine Months Ended	347	11	413	13	(66)

General and administrative expenses increased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to the incurrence of bankers’ and professional fees related to the Purchase Transaction and related debt financings.

General and administrative expenses decreased for the nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to lower legal expenses (including legal-related accruals, settlements and fees) and a lower bonus accrual, partially offset by the incurrence of bankers’ and professional fees related to the Purchase Transaction and related debt financings.

Interest and Other Investment Income (Expense), net (amounts in millions)

		% of		% of
		consolidated		consolidated	Increase
	September 30, 2013	net revenues	September 30, 2012	net revenues	(Decrease)

Three Months Ended	$(4)	(1)%	$1	—%	$(5)
Nine Months Ended	(1)	—	4	—	(5)

Interest and other investment income (expense), net decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due to interest expense incurred from the unsecured senior notes issued during the third quarter of 2013 in connection with the Purchase Transaction.

Income Tax Expense (amounts in millions)

		% of		% of
		Pre-tax		Pre-tax	Increase
	September 30, 2013	income	September 30, 2012	income	(Decrease)

Three Months Ended	$10	15.2%	$2	0.8%	$8
Nine Months Ended	249	22.9	176	18.1	73

The Company accounts for its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.   The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of earnings, changes in projected results for various jurisdictions, enacted tax legislation, including certain business tax credits, state and local income taxes, tax audit settlements, and the interaction of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $10 million for the three months ended September 30, 2013 reflected an effective tax rate of 15.2%, which is higher than the effective tax rate of 0.8% for the three months ended September 30, 2012. This increase is primarily due to the tax benefit resulting from a federal income tax settlement recorded in the third quarter of 2012 and a decrease in the proportionate amount of earnings in the current year in foreign jurisdictions with relatively lower statutory rates, as compared to domestic earnings with relatively higher statutory rates.

The effective tax rate of 15.2% for the three months ended September 30, 2013 differed from the U.S. statutory rate of 35.0%, primarily due to increase in the proportionate amount of foreign earnings at relatively lower statutory rates, as compared to domestic earnings at relatively higher statutory rates, the reduction in the projected U.S. pre-tax income attributable to costs associated with the Purchase Transaction and interest expense for the related debt financings, the recognition of federal and California research and development (“R&D”) credits, the federal domestic production deduction and favorable return to provision adjustments, offset by increases to the company’s reserve for uncertain tax positions. The favorable return to provision adjustments included a $9 million correction of an error in our deferred taxes related to prior periods, which is not material to either the forecasted fiscal 2013 results or any of the impacted prior periods.

Our tax expense of $249 million for the nine months ended September 30, 2013 reflected an effective tax rate of 22.9% compared to an effective tax rate of 18.1% for the nine months ended September 30, 2012. This increase is primarily due to the tax benefit resulting from a federal income tax settlement recorded in the third quarter of 2012, an increase in the proportionate amount of domestic earnings in the current year at relatively higher statutory rates, as compared to foreign earnings at relatively lower statutory rates, and increases to the company’s reserve for uncertain tax positions recorded in the third quarter of 2013. However, the impact of these increases was partially offset by favorable return to provision adjustments recorded in the third quarter of 2013 and the recognition of the retroactive reinstatement of the federal R&D tax credit for the tax year ended December 31, 2012, which was enacted in the first quarter of 2013, for which we recorded a benefit of $12 million as a discrete item in the first quarter of 2013.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2013 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2013 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and Vivendi Games’ tax returns for the 2005 through 2008 tax years. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At September 30, 2013	At December 31, 2012	(Decrease)
Cash and cash equivalents	$4,444	$3,959	$485
Short-term investments	95	416	(321)
	$4,539	$4,375	$164

Percentage of total assets	28%	31%

Cash in escrow	$2,282	—	$2,282

	Nine months ended September 30,		Increase
	2013	2012	(Decrease)

Cash flows provided by operating activities	$384	$369	$15
Cash flows provided by (used in) investing activities	191	(145)	336
Cash flows used in financing activities	(129)	(490)	361
Effect of foreign exchange rate changes	39	10	29
Net increase (decrease) in cash and cash equivalents	$485	$(256)	$741

Cash Flows Provided by Operating Activities

The primary drivers of cash flows provided by operating activities typically include the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments for customer service support for our subscribers, payments to third-party developers and intellectual property holders, payments for software  development, payments for tax liabilities, and payments to our workforce.

Cash flows provided by operating activities increased for the nine months ended September 30, 2013 as compared to the same period in 2012.  The increase was primarily attributed to higher net income for the period and changes in our working capital accounts.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

Cash flows related to investing activities during the nine months ended September 30, 2013 reflected the receipt of $355 million in proceeds from the sales/maturities of investments, the majority of which consisted of U.S. treasury and other government-sponsored agency debt securities, capital expenditures of $58 million for property and equipment, the deposit of $71 million into an interest-bearing escrow account, as described further below, and the purchase of $26 million of short-term investments. Cash flows provided by investing activities for the nine months ended September 30, 2013, when compared to same period in 2012, were higher, primarily due to higher proceeds from sales/maturities of short-term investments and fewer purchases of short-term investments.

Cash Flows Provided by (Used in) Financing Activities

The primary drivers of cash flows provided by (used in) financing activities typically include transactions involving our common stock, such as the issuance of shares of common stock to employees and the repurchase of our common stock, and the payment of dividends.

Cash flows related to financing activities during the nine months ended September 30, 2013 reflected the payments of $216 million related to a cash dividend and $19 million in taxes related to the vesting of employees’ restricted stock rights, partially offset by proceeds of $92 million from the issuance of shares of our common stock to employees in connection with stock option exercises. Cash flows used by financing activities for the nine months ended September 30, 2013, as compared to the same period in 2012, were lower, primarily due to the lack of share repurchases in the current period.

Supplemental Cash Flow Information

During the nine months ended September 30, 2013, we issued $2.25 billion of unsecured senior notes in connection with the Purchase Transaction. Because the consummation of the transactions contemplated by the Stock Purchase Agreement was enjoined, in accordance with the offering memorandum and purchase agreements for the unsecured senior notes, the proceeds from the issuance of the unsecured senior notes were required to be deposited into and held in an escrow account until the earlier of (i) the completion of the Purchase Transaction, (ii) the termination of the Stock Purchase Agreement, and (iii) December 18, 2013. The escrow account was required to be funded with the full redemption value of the unsecured senior notes, along with interest payable through December 18, 2013. At September 30, 2013, none of the events had occurred and accordingly, we have accounted for the net proceeds from the issuance of the unsecured senior notes of $2,211 million as a non-cash financing activity in our condensed consolidated statement of cash flows.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. With our cash and cash equivalents and short-term investments of $4.5 billion at September 30, 2013 and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($6.8 billion at September 30, 2013, including $2.3 billion in escrow that was subsequently used to fund the Purchase Transaction) to finance our operational requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; funding of dividends; and payments related to debt obligations.

As of September 30, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.9 billion, compared with $2.6 billion as of December 31, 2012. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes,  the “Notes”).   Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.

We may redeem the 2021 Notes on or after September 15, 2016 and the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a “make-whole premium”, plus accrued and unpaid interest. Upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest.

On October 11, 2013, we repurchased 429 million shares of our common stock from Vivendi in exchange for $5.83 billion in cash, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the Purchase Transaction. We funded the Purchase Transaction with a combination of $1.2 billion of cash on hand, $2.5 billion from the term loan facility described below, and $2.25 billion from the Notes. Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of the Company’s common stock for $2.34 billion in cash in the Private Sale.

As a result of the Purchase Transaction and the Private Sale, (i) we have 695 million shares of our common stock issued and outstanding as of October 11, 2013, approximately 63% of which is held by the public, (ii) Vivendi holds 83 million shares, or approximately 12% of the outstanding shares of our common stock, and (iii) ASAC holds 172 million shares, or approximately 24.7% of the outstanding shares of our common stock.  As noted above, in connection with the Purchase Transaction, we assumed certain tax attributes of New VH.

In connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the “Credit Agreement”) on October 11, 2013 for a $2.5 billion secured term loan facility (the “Term Loan”), maturing in October 2020, and a $250 million secured revolving credit facility (the “Revolver” and, together with the Term Loan, the “Credit Facilities”), maturing in October 2018. A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. The proceeds of the Term Loan were used to fund the Purchase Transaction and related fees and expenses, and we did not draw on the Revolver.

Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5% and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  In certain circumstances our interest rate under the Credit Facilities would increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

Commencing on December 31, 2013, we are required to make quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

Based on cash and short-term investments of $4.5 billion and the deposit of $71 million we made into the escrow account (which was released out of escrow upon the close of the Purchase Transaction) at September 30, 2013, we had approximately $3.4 billion of cash and investments subsequent to the Purchase Transaction, of which $2.9 billion was permanently invested outside the United States at September 30, 2013. As a result of the Purchase Transaction, our new capital structure included $4.75 billion of debt, and accordingly, the Company’s net debt was $1.4 billion, where net debt is calculated as the total debt incurred in connection with the Purchase Transaction, less cash and short-term investments at September 30, 2013.

Capital Expenditures

For the year ending December 31, 2013, we anticipate total capital expenditures of approximately $85 million, primarily for property and equipment. Capital expenditures are expected to be primarily for computer hardware and software purchases. Through the first nine months of 2013, we made aggregate capital expenditures of $58 million.

Off-balance Sheet Arrangements

At September 30, 2013 and December 31, 2012, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the nine months ended September 30, 2013, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for a more complete discussion of our critical accounting policies and estimates.

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

Reclassification of accumulated other comprehensive loss

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2012. We adopted this guidance and provided the required disclosures in Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include Euros, British pounds, Australian dollars, South Korean won and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. Currency volatility is monitored throughout the year. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally forward contracts with maturities of twelve months or less. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. In recent years, Vivendi has been our principal counterparty for our currency derivative contracts, but in connection with the Purchase Transaction, we terminated our cash management services agreement with Vivendi as of October 31, 2013. Further, we have not had any outstanding currency derivative contracts with Vivendi as counterparty since July 3, 2013. If we enter into similar contracts in the future, we expect that the counterparties for any such transaction will be large and reputable commercial or investment banks. We did not have any foreign currency contracts at September 30, 2013 and the gross notional amount of outstanding foreign exchange forward contracts was $355 million at December 31, 2012.

We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these contracts as hedging instruments. Accordingly, we report the fair value of these contracts within “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheet and the changes in fair value within “General and administrative expense” and “Interest and other investment income (expense), net” in our condensed consolidated statement of operations. For the three and nine months ended September 30, 2013, pre-tax unrealized and realized net gains and losses were not material. For the three and nine months ended September 30, 2012, we recognized pre-tax unrealized net gains of $4 million and $3 million, respectively, and a pre-tax realized net loss of $1 million and pre-tax realized net gain of $1 million, respectively.

In the absence of the hedging activities described above, as of September 30, 2013, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $66 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt entered into subsequent to quarter end.   As of September 30, 2013, a hypothetical 10% change in interest rates would not have a material effect on the future results of operations or cash flows.

We do not use derivative financial instruments to manage interest rate risk in our investment portfolio. Our investment portfolio consists primarily of debt instruments with high credit quality and relatively short average maturities and money market funds that invest in securities issued by governments with highly rated sovereign debt. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2013, our $4.44 billion of cash and cash equivalents were comprised primarily of money market funds. At September 30, 2013, our $95 million of short-term investments included $68 million of U.S. treasury and government-sponsored agency debt securities and $27 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at September 30, 2013. The Company has determined that, based on the composition of our investment portfolio as of September 30, 2013, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2013, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to  management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

We are subject to various legal proceedings and claims. FASB ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, or liquidity.

On August 1, 2013, a purported shareholder of the Company filed a shareholder derivative action in the Superior Court of the State of California, County of Los Angeles, captioned Miller v. Kotick, et al., No. BC517086. The complaint names our Board of Directors and Vivendi as defendants, and the Company as a nominal defendant. The complaint alleges that our Board of Directors committed breaches of fiduciary duties, waste of corporate assets and unjust enrichment in connection with Vivendi’s sale of its stake in the Company and that Vivendi also breached its fiduciary duties. The plaintiff further alleges that demand by it on our Board of Directors to institute action would be futile because a majority of our Board of Directors is not independent and a majority of the individual defendants face a substantial likelihood of liability for approving the transactions contemplated by the Stock Purchase Agreement. The complaint seeks, among other things, damages sustained by the Company, rescission of the transactions contemplated by the Stock Purchase Agreement, an order restricting our Chief Executive Officer, and our Chairman, from purchasing additional shares of our common stock and an order directing us to take necessary actions to improve and reform our corporate governance and internal procedures to comply with applicable law, including ordering a shareholder vote on certain amendments to our by-laws or charter that would require half of our Board of Directors to be independent of Messrs. Kotick and Kelly and Vivendi and a proposal to appoint a new independent Chairman of the Board of Directors. The Company’s response to the Miller complaint is due on November 18, 2013.

In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Stock Purchase Transaction and Private Sale were in the best interests of the Company.  In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013.  On October 25, 2013, Pacchia filed an amended complaint under seal.  The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC.  The added class claims are for breach of fiduciary duty against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi, as well as aiding and abetting a breach of fiduciary duty against ASAC.  The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties.  The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC.  On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below.  On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.

Also, on September 11, 2013, another stockholder of the Company filed a putative class action and stockholder derivative action in the Court of Chancery of the State of Delaware, captioned Hayes v. Activision Blizzard, Inc., et al., No. 8885-VCL. The complaint names our Board of Directors, Vivendi, New VH, ASAC, the General Partner of ASAC, Davis Selected Advisers, L.P. (“Davis”) and Fidelity Management & Research Co. (“FMR”) as defendants, and the Company as a nominal defendant. The complaint alleges that the defendants violated certain provisions of our Amended and Restated Certificate of Incorporation by failing to submit the matters contemplated by the Stock Purchase Agreement for approval by a majority of our stockholders (other than Vivendi and its controlled affiliates); that our Board of Directors committed breaches of their fiduciary duties in approving the Stock Purchase Agreement; that Vivendi violated fiduciary duties owed to other stockholders of the Company in entering into the Stock Purchase Agreement; that our Chief Executive Officer and our Chairman usurped a corporate opportunity from the Company; that our Board of Directors and Vivendi have engaged in actions to entrench our Board of Directors and officers in their offices; that the ASAC Entities, Davis and FMR aided and abetted breaches of fiduciary duties by the Board of Directors and Vivendi; and that our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR will be unjustly enriched through the Private Sale. The complaint seeks, among other things, the rescission of the Private Sale; an order requiring the transfer to the Company of all or part of the shares that are the subject of the Private Sale; an order implementing measures to eliminate or mitigate the alleged entrenching effects of the Private Sale; an order requiring our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR to disgorge to the Company the amounts by which they have allegedly been unjustly enriched; and alleged damages sustained by the class and the Company. In addition, the stockholder sought a temporary restraining order preventing the defendants from consummating the transactions contemplated by the Stock Purchase Agreement without stockholder approval. Following a hearing on the motion for a temporary restraining order, on September 18, 2013, the Court of Chancery issued a preliminary injunction order, enjoining the consummation of the transactions contemplated by the Stock Purchase Agreement pending (a) the issuance of a final decision after a trial on the merits; (b) receipt of a favorable Activision Blizzard stockholder vote on the transactions contemplated by the Stock Purchase Agreement under Section 9.1(b) of our Amended and Restated Certificate of Incorporation or (c) modification of such preliminary injunction order by the Court of Chancery or the Delaware Supreme Court. On September 20, 2013, the Court of Chancery certified its order issuing the preliminary injunction for interlocutory appeal to the Delaware Supreme Court. The defendants moved the Delaware Supreme Court to accept and hear the appeal on an expedited basis. On September 23, 2013, the Delaware Supreme Court accepted the appeal of the Court of Chancery’s decision and granted the defendant’s motion to hear the appeal on an expedited basis.  Following a hearing on October 10, 2013, the Delaware Supreme Court reversed the Court of Chancery’s order issuing a preliminary injunction, and determined that the Stock Purchase Agreement was not a merger, business combination or similar transaction that would require a vote of Activision’s unaffiliated stockholders under the charter.

On October 29, 2013, an amended complaint was filed. It added factual allegations but no new claims or relief. Also on October 29, 2013, Hayes filed a motion to consolidate the Hayes case with the Pacchia case.  As noted above, on November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.

Further, on September 18, 2013, the Company received a letter from another purported stockholder of the Company seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to investigate potential wrongdoing or mismanagement in connection with the approval of the Stock Purchase Agreement.

We believe that the defendants have meritorious defenses and intend to defend each of these lawsuits vigorously. However, these lawsuits and any other lawsuits are subject to inherent uncertainties and the actual outcome and costs will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and the Company could be forced to expend significant resources in the defense of these lawsuits and may not prevail.

The Company also may be subject to additional claims in connection with the Stock Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, the Company may incur substantial legal fees and costs in connection with litigation and, although coverage may be available under relevant insurance policies, coverage could be denied or prove to be insufficient. Under our Amended and Restated Certificate of Incorporation and the indemnification agreements that the Company has entered into with our officers and directors, the Company may be required in certain circumstances to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

The Company is not currently able to estimate the possible cost to us from these lawsuits and related indemnification obligations, as they are in the early stages and it cannot be determined how long it may take to resolve these matters or the possible amount of any damages that the Company may be required to pay. Moreover, the Company cannot be certain what the impact on our operations or financial position will be if any of the purported stockholder plaintiffs are successful in having the Stock Purchase Transaction and Private Sale rescinded. The Company has not established any reserves for any potential liability relating to these lawsuits. It is possible that the Company could, in the future, establish reserves, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to the Company on these actions could result in the rescission of the Stock Purchase Transaction and Private Sale or the payment of substantial damages and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

In addition, we are party to routine claims, suits, investigations, audits and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 1A.   Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, the Company wishes to caution the reader that the following additional important risks could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.

We incurred substantial leverage in connection with the issuance of the Notes and the entry into the Term Loan, which could adversely affect our business, cash flows, financial condition or results of operations.

After giving effect to the offering of the Notes, as described in Note 7 of the Notes to Condensed Consolidated Financial Statements, the use of proceeds thereof and our entry into the Term Loan facility, as described in Note 16 of the Notes to Condensed Consolidated Financial Statements, we had consolidated indebtedness of $4.75 billion as of October 11, 2013. A high degree of leverage could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. The realization of any of the foregoing risks may materially adversely affect our business, cash flows, financial condition or results of operations.

The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.

Agreements governing our indebtedness, including the indenture governing the Notes and credit agreement governing the Credit Facilities, as described in Note 16 of the Notes to Condensed Consolidated Financial Statements, impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, the indenture and credit agreement limit or prohibit our ability to, among other things:

•                  incur additional debt and guarantees;

•                 pay distributions or dividends and repurchase stock;

•                  make other restricted payments, including without limitation, certain restricted investments;

•                  create liens;

•                  enter into agreements that restrict dividends from subsidiaries;

•                  engage in transactions with affiliates; and

•                  enter into mergers, consolidations or sales of substantially all of our assets.

In addition, if, in the future, we borrow under the Revolver, as described in Note 16 of the Notes to Condensed Consolidated Financial Statements, we may be required, during certain periods where outstanding revolving loans exceed a certain threshold, to maintain a maximum senior secured net leverage ratio calculated pursuant to a financial maintenance covenant under the credit agreement governing the Credit Facilities.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Further, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the indenture governing the Notes or the credit agreement governing the Credit Facilities. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

We may not be able to borrow funds under our five-year revolving credit facility if we are not able to meet the conditions to borrowing under that facility.

We view our Revolver as a source of available liquidity.  This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds.  We have not borrowed under the Revolver to date, but if we wish to do so, there can be no assurance that we will be in compliance with these conditions, covenants and representations.

We are no longer a “controlled company” within the meaning of NASDAQ rules, but may continue to rely on exemptions from certain corporate governance requirements,

In connection with the consummation of the Purchase Transaction and the Private Sale, the ownership by Vivendi and its subsidiaries of our issued and outstanding common stock was reduced from approximately 61% to approximately 12%.  Because there is no longer any entity or group that owns more than 50% of the total voting power of our common shares, we are no longer a “controlled company” within the meaning of NASDAQ rules.  As a result, we no longer qualify for exemptions from the requirements that would otherwise require a majority of the members of our Board of Directors to be independent and require that we either establish a compensation committee and a nominating and governance committee, each composed of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors be determined or recommended to our Board of Directors by the independent members of the Board of Directors.  However, NASDAQ rules permit companies ceasing to be controlled to “phase in” to compliance with these rules, and we may opt to do so.   Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Legal proceedings relating to the Stock Purchase Transaction and Private Sale may result in adverse outcomes.

The Company is currently subject to various claims in connection with the Stock Purchase Transaction and Private Sale, and in the future may be subject to additional claims related thereto. Such proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, the Company may incur substantial legal fees and costs in connection with litigation and, although coverage may be available under relevant insurance policies, coverage could be denied or prove to be insufficient. Under our Amended and Restated Certificate of Incorporation and the indemnification agreements that the Company has entered into with our officers and directors, the Company may be required in certain circumstances to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

We did not purchase any shares during the quarter ended September 30, 2013.

On October 11, 2013, we completed the Purchase Transaction as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, resulting in the repurchase of 429 million shares of our common stock for a cash payment of $5.83 billion.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 6, 2013

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

3.3		Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed October 18, 2013).

4.1

Indenture, dated as of September 19, 2013, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 19, 2013).

10.1

Credit Agreement, dated as of October 11, 2013, among Activision Blizzard, Inc., as borrower, certain subsidiaries of the Company, as guarantors, a group of lenders, Bank of America, N.A., as administrative agent and collateral agent for the lenders, J.P. Morgan Securities LLC, as syndication agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs & Co., HSBC Securities (USA) Inc., Mistubishi UFJ Securities (USA), Inc., Mizuho Securities USA Inc., RBC Capital Markets, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed October 18, 2013).

10.2

Security Agreement, dated as of October 11, 2013, among Activision Blizzard, Inc., as borrower, the other grantors identified therein and Bank of America, N.A., as collateral agent for the secured parties (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed October 18, 2013).

10.3

Amended and Restated Investor Agreement, dated as of October 11, 2013, among the Company, the Seller, VGAC and Activision Entertainment Holdings, Inc. (f/k/a Vivendi Games, Inc.) (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed October 18, 2013).

10.4

ASAC Stockholders Agreement, dated as of October 11, 2013, among ASAC and, for the limited purposes set forth in the ASAC Stockholders Agreement, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed October 18, 2013).

10.5

Cash Management Services Termination Agreement, dated as of October 11, 2013, among the Company, the Seller and Coöperatie Activision Blizzard International U.A. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, filed October 18, 2013).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2013; and (vi) Notes to Condensed Consolidated Financial Statements.