Form 10-K
period 2013-12-31
Activision Blizzard, Inc.
filed 2014-03-03
CIK 718877

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 28, 2013 (based on the closing sale price as reported on the NASDAQ) was $5,992,872,321.

         The number of shares of the registrant's Common Stock outstanding at February 24, 2014 was 712,370,652.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2014 Annual Meeting of Shareholders which is expected to be held on June 5, 2014, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements about the impact of the recently consummated transactions involving the repurchase of shares from Vivendi, S.A., and the debt financing related thereto; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plans," "believes," "may," "expects," "intends," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially from expectations stated in forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Report. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

        Activision Blizzard Inc.'s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Item 1.    BUSINESS

Overview

        Activision Blizzard is a worldwide publisher of online, personal computer ("PC"), video game console, handheld, mobile and tablet games. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. Through Activision Publishing, Inc. ("Activision"), we are a leading international developer and publisher of interactive software products and content, with a focus on developing and publishing video games on various consoles, handheld platforms and the PC platform, primarily based on internally developed properties, as well as some licensed properties. Activision currently offers games that operate on the Microsoft Corporation ("Microsoft") Xbox One ("Xbox One") and Xbox 360 ("Xbox 360"), Nintendo Co. Ltd. ("Nintendo") Wii U ("Wii U") and Wii ("Wii"), and Sony Computer Entertainment Inc. ("Sony") PlayStation 4 ("PS4") and PlayStation 3 ("PS3") console systems (Xbox One, Wii U, and PS4 are collectively referred to as "next-generation"; Xbox 360, Wii, and PS3 are collectively referred to as "current-generation"); the PC; the Nintendo 3DS ("3DS"), Nintendo Dual Screen ("DS") and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices. Through Blizzard Entertainment, Inc. ("Blizzard"), we are the leading publisher of online subscription-based games in the massively multiplayer online role-playing game ("MMORPG") category. Blizzard also internally develops and publishes PC and console games and maintains a proprietary online-game related service, Battle.net®.

        Our Activision business involves the development, marketing, and sale of products through retail channels or digital downloads, which are principally based on our internally developed intellectual properties, as well as some licensed properties. Activision continues to focus its efforts in the areas we believe have the most opportunity for growth and higher profitability, while reducing investments in areas we believe have less profit potential and limited growth opportunities. To that end, investments are being focused on proven intellectual properties to develop deep, high-quality content that offers engaging online gaming experiences. One of our leading franchises is Call of Duty®, which launched in 2003. Call of Duty is the best-selling Western interactive franchise since its launch, with over $9 billion of life-to-date revenues. In 2013, Activision released the latest installment in the franchise, Call of Duty: Ghosts™, which, in the fourth quarter of 2013, in North America and Europe combined, was the #1 best-selling game title overall and #1 best-selling game on the next-generation PS4 and Xbox One console platforms. Activision is currently developing sequels and additional content to build on the continued success of the Call of Duty franchise and we expect to expand the franchise into China.

        While focusing on our proven intellectual properties is one of Activision's priorities, we also continue to make strategic investments in developing new intellectual properties that we believe have the potential to be successful in the long term. For example, in 2011, we debuted a new internally developed franchise with the release of Skylanders Spyro's Adventure®. We launched the first sequel, Skylanders Giants™, in October 2012, and the newest installment, Skylanders SWAP ForceTM, in October 2013. Games in the Skylanders™ franchise combine the use of toys with video games to deliver innovative game play experiences to our audiences. According to The NPD Group, GfK Chart-Track, and internal estimates, the Skylanders franchise, including toys and accessories, had generated more than $2 billion in worldwide life-to-date revenues at retail as of December 31, 2013. Additionally, we have established a long-term alliance with Bungie, the developer of game franchises including Halo, Myth and Marathon, and expect to release Bungie's next big action game universe, Destiny™, in September 2014.

        Blizzard is a development studio and publisher best known as the creator of the World of Warcraft® franchise, as well as the multiple award winning Diablo® and StarCraft® franchises. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay; retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III, and StarCraft II products. Blizzard has released four expansion packs to World of Warcraft—World of Warcraft: The Burning Crusade®, World of Warcraft: Wrath of the Lich King®, World of Warcraft: Cataclysm®, and World of Warcraft: Mists of Pandaria®. In July 2010, the Company launched the sequel to StarCraft, StarCraft II: Wings of Liberty®. In conjunction with this release, Blizzard launched a new version of its 24/7 online gaming service, Battle.net, facilitating the creation of user generated content, digital distribution and online social connectivity among World of Warcraft, StarCraft II, and Diablo III players. Blizzard also released its first StarCraft II expansion pack, StarCraft II: Heart of the Swarm®, in March 2013. In May 2012, Blizzard released Diablo III, which sold more than 12 million copies sold worldwide through December 31, 2012. In September 2013, Blizzard released Diablo III for the PS3 and Xbox 360, and confirmed plans to adapt the game for the PS4. In addition, Blizzard developed Hearthstone™: Heroes of Warcraft™, a free-to-play digital collectible card game, which was released in closed beta in August 2013 and open beta in January 2014, and is currently developing Heroes of the Storm™, a new free-to-play online hero brawler.

        Revenues associated with the Call of Duty, Skylanders and World of Warcraft franchises combined accounted for 80%, 72% and 73% of our consolidated net revenues for the years ended December 31, 2013, 2012, and 2011, respectively.

        The Activision Blizzard Distribution ("Distribution") business consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The Company's Formation, Business Combination with Vivendi Games and Recently Consummated Share Repurchase from Vivendi

        Activision, Inc. was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992.

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi , and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. and Vivendi became a majority shareholder of Activision Blizzard. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol "ATVI."

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into on July 25, 2013, with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

        Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of Activision Blizzard common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the "Private Sale"). Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC.

        As of December 31, 2013, (i) we had 704 million shares of common stock issued and outstanding, approximately 64% of which was held by the public, (ii) Vivendi held 83 million shares, or approximately 12% of the outstanding shares of our common stock, and (iii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock.

Our Strategy

        Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment software, online content and services that deliver highly satisfying entertainment experiences.

        Continue to Improve Profitability.    We continually strive to manage risk and increase our operating efficiency with the goal of increased profitability. We believe the key factors affecting our future profitability will be the success of proven franchises and genres, cost discipline, and our ability to benefit from the continued growth of online and digital revenue opportunities.

        Create Shareholder Value.    We continue to focus on enhancing shareholder returns through profitable operations and strong cash flows. As a result, we expect to continue to achieve long-term growth and to deliver returns to our shareholders.

        Grow Through Continued Strategic Acquisitions and Alliances.    We intend to continue to evaluate the expansion of our resources and intellectual properties library through acquisitions, strategic relationships, and key licensing transactions. We will also continue to invest in, and build on, existing alliances and relationships. In addition, we will continue to evaluate opportunities to increase our proven development expertise through the acquisition of, or investment in, selected experienced software development firms.

        Focus on Delivery of Digital Content and Online Services.    We continue to shift towards digital delivery of content and to establish and develop direct and long-term relationships with our gamers. We will also continue to support, maintain and enhance the online communities for our games and franchises, such as the World of Warcraft and Call of Duty online communities. We believe that focusing our efforts on online product innovations, such as additional online content, services and social connectivity, provides lasting value to our global communities of players. In addition, we are exploring new business models for digital delivery of content, including offering free-to-play games with monetization through in-game microtransactions.

Competition

        We compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies, as well as with providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music.

        The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. Our competitors vary in size from small companies with limited resources to large corporations who may have greater financial, marketing, and product development resources than we have. Due to their different focuses and allocation of resources, certain of our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees for licenses, and pay more to third-party software developers than we do. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors, and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. We believe that the main competitive factors in the interactive entertainment industry include: product features, game quality, and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; online capability and functionality; ease of use; price; marketing support; and quality of customer service.

        We compete primarily with other publishers of PC, online and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Nintendo, and Sony, compete directly with us in the development of software titles for their respective platforms. Further, a number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet, and we expect new competitors to continue to emerge in the MMORPG and microtransaction-based game categories, as well as in the growing "toys to life" category. Lastly, we compete with publishers of mobile games, who may be narrowly focused on publishing games for handheld and mobile devices.

Employees

        At December 31, 2013, we had approximately 6,900 total full-time and part-time employees. At December 31, 2013, approximately 110 of our full-time employees were subject to fixed-term employment agreements with us. These agreements generally commit the employees to employment terms of between one and five years from the commencement of their respective agreements. Most of the employees subject to these agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. In our experience, entering into employment agreements with these employees reduces our turnover during the development, production and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities. Some employees outside of the United States are also party to employment agreements that do not specify a fixed term.

        The majority of our employees in France, Germany, Spain, and Italy are subject to collective agreements as a part of normal business practices in those countries. In addition, certain employees in France and Germany are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

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

        We develop some of our products from wholly-owned intellectual properties that we create within our own studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. In addition, we obtain intellectual property through licenses and service agreements. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles and handheld platforms include technology that is owned by the console or wireless device manufacturer, and is licensed non-exclusively to us for use. We also license technology from providers other than console manufacturers. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

        We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to the software code in our products. Moreover, we own or license the brand or title name trademark under which our products are marketed. We register copyrights, trademarks and patents in the United States and in other countries as appropriate.

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

Significant Customers

        We did not have any single customer that accounted for 10% or more of our consolidated net revenues for the years ended December 31, 2013 or 2011. We had one customer, GameStop, that accounted for approximately 10% of our consolidated net revenues for the year ended December 31, 2012. We had one customer, Wal-Mart, that accounted for 24% and 20% of consolidated gross receivables at December 31, 2013 and 2012, respectively.

Operating Segments

        We have three operating segments: (i) Activision Publishing, Inc. and its subsidiaries—publishing interactive entertainment software products and downloadable content, (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing real-time strategy games, role-playing games and online subscription-based games in the MMORPG category, and (iii) Activision Blizzard Distribution—distributing interactive entertainment software and hardware products. See Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding operating segments.

Activision—Business Overview

Strategy

        Create, Acquire and Maintain Strong Franchises.    Activision focuses on development and publishing activities, principally for products and content that are, or have the potential to become, franchises with sustainable mass consumer appeal and recognition. It is our experience that these products and content can then serve as the basis for sequels, prequels and related new products and content that can be released over an extended period of time. We believe that the publishing and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. Our successful intellectual properties include the Call of Duty and Skylanders franchises, and we intend to continue development of owned franchises in the future. We also have an exclusive 10-year alliance with Bungie, a developer of successful game franchises, to bring Bungie's next big action game universe, Destiny, to market.

        Execute Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop high-quality games that will generate high unit volume sales. Our publishing units have implemented a formal control process for the selection, development, production and quality assurance of our products. We apply this process, which we refer to as the "Greenlight Process," to all of our products, whether they are externally or internally developed. The Greenlight Process includes in-depth reviews of each project at several important stages of development by a team that includes many of our highest-ranking operating managers and enables coordination among our sales, marketing and development staff at each step in the process.

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

        Focused Product Offerings, Diversity in Platforms and Geographies.    We believe Activision has aligned its product offerings and cost structure to position the business for long-term growth. Through our online-enabled products and content, we believe we are best positioned to take advantage of retail and digital distribution channels that allow us to deliver content to a broad range of gamers, ranging from children to adults and from core gamers to mass-market consumers and to "value" buyers seeking budget-priced software, in a variety of geographies. Presently, the majority of products that we develop, publish and distribute operate on the PS4, PS3, Xbox One, Xbox 360, Wii U, and Wii console systems, and the PC.

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

Products

        In recent years, Activision has been best known for its success in the first-person action category from its internally-developed intellectual property, Call of Duty. The Call of Duty franchise has achieved over $9 billion life-to-date revenues and has an active global community of millions of players. Our latest release, Call of Duty: Ghosts, was released on November 5, 2013, and, in North America and Europe combined, was the #1 best-selling title in both units and dollars and the #1 best-selling game on the next-generation PS4 and Xbox One console platforms in the fourth quarter of 2013.

        During 2013, Activision released four collections of downloadable content packs for Call of Duty: Black Ops II, as well as micro-downloadable content which allows gamers to personalize their experience within the game. In the first quarter of 2014, we released Onslaught, the first downloadable content pack for Call of Duty: Ghosts ("Onslaught"), on certain platforms.

        On October 13, 2013, Activision launched Skylanders SWAP Force, the third title in our Skylanders franchise, an internally-developed intellectual property that combines the use of toys with video games to deliver innovative game play experiences to our audiences. Specifically, the game involves "smart toys" consisting of action figures and an electronic "portal" which, when used together, allow a player to store and access information about each of his or her toy character's performance in the game. We sell the toys both bundled with the software for the titles and on a stand-alone basis. According to The NPD Group, GfK Chart-Track, and internal estimates, the Skylanders franchise, including toys and accessories, had generated more than $2 billion in worldwide life-to-date retail sales as of December 31, 2013.

        Activision also develops products spanning other genres, including first-person action, action/adventure, role-playing, simulation and strategy.

Product Development and Support

        Activision develops and produces titles using a model in which a core group of creative, production and technical professionals, in coordination with our marketing, finance and other departments, has responsibility for the entire development and production process, including the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete a title using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. Activision believes that this model allows us to supplement internal expertise with top-quality external resources on an as-needed basis.

        In addition, Activision often engages independent third-party developers to create products on Activision's behalf. We may either own or have rights to commercially exploit these products. In other circumstances, a third-party developer may retain ownership of the intellectual property and/or technology included in the product, or reserve certain exploitation rights with respect thereto. Activision typically selects these independent third-party developers based on their expertise in developing products in a specific category for specific platforms. Each of our third-party developers is under contract with us, either for a single or multiple titles. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers. In such cases, the agreements with these developers typically provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, Activision often has the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and Activision frequently has the right to engage the services of the original developer with regard to further product development.

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

        In April 2010, Activision entered into a long-term exclusive relationship with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe, Destiny, to market. Under the terms of the agreement, Activision will have exclusive, worldwide rights to publish and distribute all future Bungie games based on Destiny on multiple platforms and devices over a ten-year period from the first release of the franchise. Activision currently expects to release Destiny in September 2014.

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

Marketing, Sales, and Distribution

        Activision's marketing efforts include activities on the Internet (including on Facebook, Twitter, YouTube and other online social networks and websites), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by Microsoft, Nintendo, and Sony. From time to time, we also receive marketing support from hardware manufacturers, mass appeal consumer products related to a game, and retailers in connection with their own promotional efforts. In addition, certain of our products contain software that enables customers to "electronically register" their purchases with us online, which allows us to connect with our gamers directly.

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

        In the United States ("U.S.") and Canada, our products are primarily sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores, as well to consumers through direct digital purchases. We believe that a direct relationship with retailers results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We also sell our products to a limited number of distributors.

        International Sales and Distribution.    Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries, as well to consumers through direct digital purchases. We conduct our international publishing activities through offices in the United Kingdom ("U.K."), Germany, France, Italy, Spain, Norway, the Netherlands, Sweden, Australia and Ireland. We often seek to maximize our worldwide revenues and profits by releasing high-quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

        Digital Distribution.    Online and digital distribution channels are continuing to grow. Some of our products and content are sold in a digital format, which allows consumers to purchase and download the content at their convenience directly to their PC, console system or wireless device. We partner with digital distributors to utilize this growing method of distribution. We also make available to our customers value-added downloadable content to enhance their gaming experience through the digital online services provided by Microsoft, Nintendo, and Sony. In addition, we are exploring new business models involving digital distribution, including offering free-to-play games with monetization through in-game microtransactions.

Manufacturing

        Activision prepares a set of master program copies, documentation and packaging materials for our products for each hardware platform on which the product will be released. With respect to products for use on the Microsoft, Nintendo, and Sony systems, our disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third-party subcontractors and Activision-owned distribution facilities.

        To maintain protection over their hardware technologies, Microsoft, Nintendo, and Sony generally specify or control the manufacturing and assembly of finished products and license their hardware technologies to us. We deliver the master materials to the licensor or its approved replicator, which then manufactures finished goods and delivers them to us for distribution under our label. At the time our product unit orders are filled by the manufacturer, we become responsible for the costs of manufacturing and the applicable per unit royalty on such units, even if the units do not ultimately sell.

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

Products

        World of Warcraft, the leading subscription-based MMORPG, was initially launched in November 2004 and today is available in many countries and regions including Argentina, Australia, Brazil, Canada, Chile, China, Europe (including Russia), Mexico, New Zealand, South Korea, Southeast Asia, the U.S., and the regions of Hong Kong, Macau and Taiwan. As of December 31, 2013, approximately 7.8 million gamers worldwide were subscribed* to play Blizzard's World of Warcraft. World of Warcraft is available in various languages based on the regions in which it is played and has earned awards and praise from publications around the world. Since the first release of World of Warcraft, Blizzard has launched four expansion packs in all regions in which the game is supported. Those expansion packs are World of Warcraft: The Burning Crusade, which was first available in January 2007, World of Warcraft: Wrath of the Lich King, which was first available in November 2008, World of Warcraft: Cataclysm, which was first available in December 2010, and World of Warcraft: Mists of Pandaria, which was first available in September 2012.

        In May 2012, Blizzard released Diablo III for the PC at retail and through digital distribution channels in Argentina, Australia, Brazil, Canada, Chile, Europe (including Russia), Mexico, New Zealand, South Korea, Southeast Asia, the U.S., and the regions of Hong Kong, Macau, and Taiwan. In September 2013, Blizzard released Diablo III for the PS3 and Xbox 360 platforms. Currently, there is an auction house which allows players to sell items won in Diablo III for real money to other players, but the auction house will be discontinued in March 2014.

        Additionally, in July 2010, Blizzard launched the sequel to StarCraft, StarCraft II: Wings of Liberty, simultaneously around the world, including Argentina, Australia, Brazil, Chile, Europe (including Russia), Indonesia, Malaysia, New Zealand, North America, the Philippines, Singapore, South Korea, Thailand, and the regions of Hong Kong, Macau and Taiwan. In conjunction with the release of StarCraft II: Wings of Liberty, Blizzard launched a new version of its 24/7 online gaming service, Battle.net, which provides user-generated content, digital distribution and online social connectivity among World of Warcraft, StarCraft II, and Diablo III players. In March 2013, Blizzard released the first expansion pack to StarCraft II, StarCraft II: Heart of the Swarm.

        In August 2013, Blizzard released the closed beta version of Hearthstone: Heroes of Warcraft, a free-to-play digital collectible card game. The open beta version of the game was released in January 2014.

Product Development and Support

        As a development studio and the creator and publisher of the World of Warcraft, Diablo and StarCraft franchises, Blizzard focuses on creating well-designed, high-quality games. Product development is handled internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain its current subscribers and attract new subscribers, Blizzard continues to develop new expansions and patches to upgrade World of Warcraft. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; Paris, France; Cork, Ireland; Seoul, South Korea; Singapore; Shanghai, China; and Taipei, Taiwan to provide 24/7 game support to World of Warcraft players in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

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

Marketing, Sales, and Distribution

        Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay; retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III, and StarCraft II products. Many of our services and products are digitally enabled, which allows us to take advantage of these rapidly growing channels and to reinforce Blizzard's long-term relationships with its gamers. In addition, Blizzard operates the online game service, Battle.net, which attracts millions of active players, making it one of the largest online-game related services in the world. Battle.net powers Diablo III, StarCraft II: Heart of the Swarm and World of Warcraft, and is expected to power future releases. The service offers players advanced communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of what Blizzard game they are playing.

Distribution—Business Overview

        We distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft, in the U.K., and NBG, in Germany. These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Microsoft, Nintendo, and Sony. Centresoft is Sony's preferred distributor of PlayStation products to the independent retail sector of the U.K.

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

Item 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the Securities and Exchange Commission, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

Risks related to our business

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately high percentage of our profits. For example, our three largest franchises in 2013—Call of Duty, Skylanders and World of Warcraft—accounted for approximately 80% of our net revenues, and a significantly higher percentage of our operating income, for the year. We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

        Nintendo introduced its next-generation console, the Wii U, in 2012, and Sony and Microsoft each launched its next-generation console—the PS4 and Xbox One, respectively—in November 2013. We are developing and publishing games for these next-generation console systems. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of the game console entertainment software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. Platform transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the new console platforms. Conversely, actions we take to curtail the reduction of purchases of products for current console platforms during the transition may harm sales of products we publish for next-generation platforms. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for current-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which may not generate immediate or near-term revenue. As a result, our business and operating results may be more volatile and difficult to predict during platform transitions than during other times, and such volatility may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

If we do not consistently deliver high-quality titles, or if consumers prefer competing products, our sales could suffer.

        While many new products are regularly introduced in our industry, increasingly only a relatively small number of titles account for a significant portion of net revenue, and an even greater portion of net profit. It is difficult to produce high-quality products and to predict, prior to production and distribution, what products will be well-received, even if they are well-reviewed, high-quality titles. Competitors often develop titles that imitate or compete with our best-selling titles, and take sales away from them or reduce our ability to charge the same prices we have historically charged for those titles. Products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Consumers may lose interest in a genre of games we produce. If we do not continue to develop consistently high-quality and well-received products, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues, margins and profitability could decline. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received titles typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other titles, reducing sales for those other titles. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could harm our reputation and increase the likelihood that our future products will not be well-received.

If general economic conditions decline, demand for our products could decline.

        Our products involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our selling and promotional expenses, in an effort to offset that reduction, and could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

The uncertainty of worldwide economic conditions makes budgeting and forecasting very difficult.

        We are unable to predict worldwide economic conditions, and all of the effects those conditions may have on our business. In particular, the uncertainty of future worldwide economic conditions subjects our forecasts to heightened risks and uncertainties.

We have taken on significant debt, which could adversely affect our business, cash flows, financial condition or results of operations.

        In connection with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility (the "Term Loan") and a $250 million secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Credit Facilities," as described in further detail under "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources") and issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the 2021 Notes, the "Notes" as described in further detail under "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources"). Historically, the Company has maintained extremely low levels of debt. The increased debt burden could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. The realization of any of the foregoing risks may materially adversely affect our business, cash flows, financial condition or results of operations.

The agreements governing our debt contain various covenants that impose restrictions on us that may affect our ability to operate our business.

        Agreements governing our indebtedness, including the indenture governing the Notes and the Credit Agreement, impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, the indenture and credit agreement limit or prohibit our ability to, among other things:

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

        In addition, if, in the future, we borrow under the Revolver, we may be required, during certain periods where outstanding revolving loans exceed a certain threshold, to maintain a maximum senior secured net leverage ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement.

        These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

        Further, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the indenture governing the Notes or the Credit Agreement. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

We may not be able to borrow funds under our five-year revolving credit facility if we are not able to meet the conditions to borrowing under that facility.

        We view our Revolver as a source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have not borrowed under the Revolver to date, but if we wish to do so, there can be no assurance that we will be in compliance with these conditions, covenants and representations at such time.

A substantial portion of our revenues and profitability depends on the success of our Call of Duty franchise in the first-person action game category.

        Activision Blizzard is a leading global developer, publisher and distributor in terms of revenues in the first-person action game category, primarily due to the popularity of Activision's Call of Duty franchise. Revenues from the Call of Duty franchise comprise a significant portion of our consolidated revenues. To remain a leader in the first-person action game category, it is important that we continue to develop new games in the Call of Duty franchise that are favorably received by both our existing consumer base and new consumers. A number of software publishers have developed and commercialized, or are currently developing, first-person action games which pose a threat to the popularity of Call of Duty, and we expect new competitors to continue to emerge in the first-person action category. If consumer demand for Call of Duty games declines and we have not introduced new first-person action games or added other sources of revenue, or if consumer preferences trend away from first-person action games, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely effected.

A substantial portion of our revenues and profitability depends on the success of our Skylanders franchise in the "toys to life" game category.

        Activision Blizzard is the leading global developer, publisher and distributor in terms of revenues in the "toys to life" game category, due to the popularity of Activision's Skylanders franchise. To remain a leader in the "toys to life" game category, it is important that we continue to develop new games in the Skylanders franchise that are favorably received by both our existing consumer base and new consumers. Other software publishers have developed, or are currently developing, "toys to life" games which pose a threat to the popularity of the franchise, and we expect new competitors to continue to emerge in the "toys to life" category. If consumer demand for Skylanders games declines and we have not introduced new "toys to life" games or added other sources of revenue, or if consumer preferences trend away from "toys to life" games, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely effected.

Sales of titles in our Skylanders franchise may be affected by the availability of toys, increasing our exposure to imbalances between projected and actual demand.

        Titles in our Skylanders franchise involve "smart toys," consisting of action figures and an electronic "portal," which, when used together, allow a player to store and access information about his or her toy character's performance in the game. We sell the toys both bundled with the software for the title and on a stand-alone basis. Consumers may not want to buy the related software if they cannot also buy the "smart toys." If we underestimate demand or otherwise are unable to produce sufficient quantities of toys of an acceptable quality or allocate too few toys to geographic markets where demand exceeds supply, we will forego revenue. This may also create greater opportunities for competitors to develop competitive product offerings. In addition, if we overestimate demand and make too many toys, or allocate too many toys to geographic markets where there is insufficient demand, we may incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, unsound toy manufacturing or allocation decisions may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

The importance to our business of the "smart toys" related to titles in our Skylanders franchise exposes us to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity and increases in manufacturing and shipping costs.

        The manufacturers of "smart toys" involved in our Skylanders franchise are located in China. Anything that impacts our ability to import these products or the ability of those manufacturers to produce or otherwise supply us with toys meeting our quality and safety standards or increases the manufacturers' costs of production, including the utilization of any such manufacturer's capacity by another company, changes in safety, environmental or other regulations applicable to the toys and the manufacturing thereof, natural or manmade disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China, may adversely impact our ability to supply those toys to the market and the prices we must pay for those toys, and therefore our business, financial condition, results of operations, profitability, cash flows or liquidity. Moreover, the failure of those manufacturers to consistently deliver action figures and portals meeting the quality and safety standards we require could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

A substantial portion of our revenues and profitability depends on the subscription-based massively multiplayer online role-playing game category. If we do not maintain our leadership position in this category, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected.

        Blizzard is the leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based MMORPG category, due to the popularity of Blizzard's World of Warcraft franchise. To remain the leader in the subscription-based MMORPG category, it is important that Blizzard continues to refresh World of Warcraft or develops new MMORPG products that are favorably received by both our existing consumer base and new consumers. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the MMORPG and other similar competing categories.

        A substantial portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. Typically, World of Warcraft subscribers purchase one to six month memberships that are cancelable, without penalty, at the end of the membership period. Recently, we have seen a decline in World of Warcraft subscribership; at December 31, 2013, the number of worldwide subscribers for World of Warcraft was 7.8 million, compared to 9.6 million at December 31, 2012. A further decrease in the number of overall subscribers for World of Warcraft could substantially harm our operating results. If consumer demand for World of Warcraft games continues to decline and we do not introduce new MMORPG products or add other sources of revenue, or if new technologies, play patterns or genres are developed that replace MMORPGs, consumer preferences trend away from MMORPGs or new business models emerge that offer MMORPG gameplay for free or at a substantial discount to current MMORPG subscription fees, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely effected. Additionally, if general economic conditions decline, consumers may decrease their discretionary spending on entertainment items such as MMORPGs and users may choose not to renew their World of Warcraft subscriptions.

Our business is highly dependent on the success, timely release and availability of new video game platforms and on the continued availability of, and support for, existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenues from the sale of products for play on video game platforms manufactured by third parties, such as Microsoft's Xbox One and Xbox 360, Nintendo's Wii U and Wii, and Sony's PS4 and PS3. For example, sales of products for consoles accounted for 52% of our consolidated net revenues in 2013. The success of our business is driven in large part by our ability to accurately predict which platforms will be successful in the marketplace, our ability to develop commercially successful products for these platforms, the availability of an adequate supply of these video game platforms and the continued support for these platforms by their manufacturers. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform. A new platform for which we are developing products may be delayed, may not have functionality upgrades that are sufficient to be well-received by consumers, may not be well-received by retailers, may not be adequately supported by its manufacturer or otherwise not succeed or may have a shorter life cycle than anticipated. Alternatively, a platform for which we have not devoted significant resources could be more successful than initially anticipated, causing us to miss a meaningful revenue opportunity. Additionally, if the platforms for which we are developing products are not released when anticipated, do not attain wide acceptance, are not available in adequate quantities to meet consumer demand, do not function as anticipated or are not adequately supported by their manufacturers, we may be unable to fully recover our investment in developing those products, and our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely effected.

We must make significant expenditures to develop products for new platforms that may not be successful.

        We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than those costs for current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially affected. If the platforms for which we develop new software products or modify existing products do not attain significant market penetration, we may not be able to recover our development costs, which could be significant, and our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely effected.

Platform licensors are our competitors and frequently control the manufacturing of, and have broad approval rights over, our console and handheld interactive entertainment products.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Microsoft, Nintendo, or Sony, the products are manufactured exclusively by that hardware manufacturer or their approved replicator.

        The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Microsoft, Nintendo or Sony could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and, in large part, establish the financial terms and/or pricing on which these products and services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox One and Xbox 360, Nintendo provides online capabilities for the Wii U and Wii, and Sony provides online capabilities for the PS4 and PS3. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. The failure or refusal of licensors to approve our products could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Our platform licensors set the royalty rates and other fees that must be paid to publish games for their platforms or distribute games on their networks, and therefore have significant influence on our costs.

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. In order to publish products for new hardware platforms, we must take a license from the platform licensor which gives the platform licensor the opportunity to set the fee and/or price that we must pay in order to publish games for that platform. Similarly, the platform licensors control the pricing for games and additional content purchased over their networks. The control that platform licensors have over the fee structures and/or pricing for their platforms and online networks makes it difficult for us to predict our costs and profitability in the medium-to-long term. It is also possible that platform licensors will not renew our existing licenses. Any increase in fee structures and/or pricing, or nonrenewal of licenses, could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity, particularly for Activision, as the publishing of products for console systems is the largest portion of Activision's business.

If we do not continue to attract and retain skilled personnel, we will be unable to effectively conduct our business.

        Our success depends to a significant extent on our ability to identify, hire, retain and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create the high-quality, well-received titles upon which our business is substantially dependent. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, it could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

If our games and services do not function as consumers expect, it may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

        If our games and services do not function as consumers expect, whether because they fail to work as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features, like World of Warcraft and Call of Duty, because they involve ongoing consumer expectations, which we may not be able to successfully satisfy. If our games and services do not function as consumers expect, it may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

The future success of our business depends on our ability to release popular products in a timely manner.

        The life of any given console or handheld game product is relatively short and generally involves a relatively high level of sales during the first few months after the product's introduction, followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our revenues and reputation and could cause our results of operations to be materially different from expectations. It is therefore important for us to continue to develop many high-quality new products that are popularly received and to release those products in a timely manner. If we are unable to continue to do so, it may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

If we are unable to sustain premium pricing on current-generation or next-generation titles, our business, financial condition, results of operations, profitability, cash flows or liquidity could suffer materially.

        If we are unable to continue to charge the same prices we have historically charged for current-generation titles for Microsoft's Xbox 360, Nintendo's Wii, and Sony's PS3, as well as for next-generation titles for Microsoft's Xbox One, Nintendo's Wii U, and Sony's PS4, whether due to competitive pressure, because retailers elect to price these products at a lower price or otherwise, it could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. Further, we make provisions for price migration and channel protection based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, it could similarly have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with that development, it may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        Our business model is evolving and we believe that our growth will depend upon our ability to successfully develop and sell new types of products, including free-to-play games which are monetized through in-game microtransactions rather than an up-front fee, and to otherwise expand the methods by which we reach our consumers, including via digital distribution. Developing new products and distribution channels requires substantial up-front expenditures. If such products or distribution channels do not achieve expected acceptance or generate sufficient revenues upon introduction, whether because of competition or otherwise, we may not be able to recover the substantial development and marketing costs associated with those products and distribution channels. In addition, expanding our business model will add complexity to our business and require us to effectively adapt our business and management processes to address the unique challenges and different requirements of any new areas in which we operate, which we may not be able to do, for lack of institutional expertise or otherwise. If any of these occur, it may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially affected.

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies in order to keep those products competitive. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment prior to the introduction of the product. If we invest in the development of interactive entertainment products incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. Further, our competitors may adapt to an emerging technology more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, it may have adverse consequences. It may take significant time and resources to shift product development resources to that technology or platform and may be more difficult to compete against existing products incorporating that technology or for that platform. For example, digital content delivery is increasingly important in our industry, requiring us to develop or acquire the expertise in such delivery method needed to remain competitive. Any failure to successfully adapt to, and appropriately allocate resources among, emerging technologies could have a material adverse effect on our business, results of operations, profitability, cash flows or liquidity.

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

        The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, continues to increase. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. This will also require us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. It may also reduce overall demand for our distribution services. If either occurs, it could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers, giving rise to the same material adverse effects.

If we are unable to successfully develop or market owned intellectual property, we may publish fewer successful titles and our revenues may decline.

        Some of our products are based on intellectual property that we have developed internally or acquired from third parties. Consumers have historically preferred titles which are part of established franchises to titles based on new intellectual property, and if new intellectual property does not gain consumer acceptance, whether because we are unable to successfully create consumer appeal and brand recognition or otherwise, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected. Further, if the popularity of our owned intellectual property declines, we may have to write off the unrecovered portion of the underlying intellectual property assets and revenues and operating income from these intellectual properties may decline quickly, either of which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        We compete with other publishers of PC and video game console interactive entertainment software. Those competitors vary in size from small companies with limited resources to very large corporations with significantly greater financial, marketing and product development resources than we have. Those competitors are located both within the United States and, increasingly, in international jurisdictions. For example, integrated video game console hardware and software companies such as Microsoft, Nintendo, and Sony, compete directly with us in the development of software titles for their respective platforms. Our competitors may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, pay higher fees to licensors for motion picture, television, sports, music and character properties, pay more to software developers, or develop more commercially successful products for the PC or video game platforms than we do. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors and other customers, who may be willing to promote titles with less consumer appeal in return for access to those competitors' more popular titles.

        We also compete with other forms of interactive entertainment, such as games developed for use by consumers on handheld and mobile devices or social networking sites, most of which are currently free to play. Increased consumer acceptance and availability of such games or other online games, consumer acceptance and availability of technology which allows users to play games on televisions without consoles, or technological advances in online game software or the Internet could result in a decline in sales of our platform-based software.

        Additionally, we compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services such as social networking sites by consumers may pose a competitive threat if consumers and potential consumers spend less of their available time using interactive entertainment software and more using the Internet, including those online services. The types of competition described herein could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

If we are unable to maintain or acquire licenses to intellectual property, we may publish fewer successful titles and revenues may decline.

        Some of our products are based on intellectual property and other character or story rights licensed from third parties. These license and distribution agreements are limited in scope and time, and we may not be able to renew licenses when they expire or include new products in existing licenses. The failure of intellectual property we license to be, or remain, popularly received could impact consumer acceptance of those products in which we include the intellectual property. Such lack of acceptance could result in the write-off of the unrecovered portion of acquired intellectual property assets, and could otherwise have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

The development of high-quality products requires substantial up-front expenditures, and we may not be able to recover those costs for our future products.

        Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful titles remain popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to existing products. The amount of lead time and cost involved in the development of high-quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that we accurately predict consumer demand for such product. If our future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial development and marketing costs associated with those products, which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

We may overestimate demand for a product, incurring unrecoverable manufacturing costs.

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform, regardless of whether that product is sold. If we overestimate demand and make too many physical "boxed" copies of any title, we will incur unrecoverable manufacturing costs for unsold units, which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

We are exposed to seasonality in the sale of our products.

        The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season in the fourth quarter of the year. As a result, our sales have historically been highest during the second half of the year, particularly for our Activision segment. Receivables and credit risk are likewise higher during the second half of the year, as customers stock up on our products for the holiday season. Delays in development, licensor approvals or manufacturing can affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season, and could otherwise have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

If our proprietary online game service, Battle.net, does not function properly, our business may be negatively impacted.

        If Blizzard's proprietary online game service, Battle.net, does not function as anticipated, Blizzard's games may be completely unavailable or Blizzard may be prevented from delivering content digitally, which could result in a loss of sales for Blizzard's games. Further, any disruption in Battle.net's services could have an adverse impact on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

We depend on servers to operate our games with online features, such as World of Warcraft and Call of Duty, and our digital service with online features. If we were to lose server functionality, for any reason, our business could suffer.

        Our business relies on the continuous operation of data servers. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents security measures, or a failure of disaster recovery service would likely interrupt the operation of World of Warcraft or degrade or interrupt the functionality of other games of ours with online features, such as Call of Duty, and could result in the loss of sales for such games (including subscription-based sales for World of Warcraft). An extended interruption of service could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

        We must project our future server needs and make advance purchases of servers or server capacity to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our consumers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity may result in decreased sales, a loss of our consumer base and adverse consequences to our reputation. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

We may not accurately predict the amount of Internet bandwidth or computational resources necessary to sustain our online gaming businesses.

        Our online gaming businesses are dependent on the availability of sufficient Internet bandwidth and computational resources. If the price of either such resource increases, we may not be able to increase our prices or subscriber levels to compensate for such costs, which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. Because of the importance of our online business to our revenues and results of operations, our ability to access adequate bandwidth and online computational resources to support our business is critical.

        To secure access to such resources, we have entered into arrangements with several providers to secure future capacity, some of which involve long-term contracts. If the price of such resource were to decrease, our contractual commitments to pay higher prices could affect our ability to compete with other publishers of interactive software products paying lower prices. Further, because we purchase additional capacity based on anticipated growth, our capacity is sometimes larger than necessary to sustain our existing needs. If our projected online business growth is delayed or does not occur, we will incur larger expenses for such resources than necessary. Conversely, if we underestimate the amount of bandwidth that our online business requires, and our purchased capacity is insufficient to meet demand, our business, financial condition, results of operations, profitability, cash flows or liquidity could be adversely affected.

We may be involved in legal proceedings that may result in material adverse outcomes.

        From time to time, we may be involved in claims, suits, government investigations, audits and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property, competition and antitrust matters, privacy matters, tax matters, labor and employment matters, unclaimed property matters, compliance and commercial claims. Such claims, suits, government investigations, audits and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial fines and penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Legal proceedings relating to the Purchase Transaction and Private Sale may result in adverse outcomes.

        We are currently subject to various claims in connection with the Purchase Transaction and Private Sale (each of which is as described in further detail under "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Overview"), and in the future may be subject to additional claims related thereto. Such proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with litigation and, although coverage may be available under relevant insurance policies, coverage could be denied or prove to be insufficient. Under our Amended and Restated Certificate of Incorporation and the indemnification agreements that we have entered into with our officers and directors, the Company may be required in certain circumstances to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material. A decision adverse to the Company on these actions could result in the reformation of the Stockholders Agreement (as described in further detail under "Legal Proceedings") and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

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

        Any of these actions could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Issues with Skylanders toys and accessories may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities.

        We may experience issues with Skylanders toys and accessories that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, decreased willingness by our customers to purchase or provide marketing support for those products, denial or increased cost for insurance coverage, or additional safety and testing requirements. Such results could divert development and management resources and increase legal fees and other costs, and otherwise could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

Our products may be subject to legal claims.

        In prior years, lawsuits have been filed against numerous video game companies, including against Activision Blizzard, by the families of victims of violence, alleging that the video games influence the behavior of the perpetrators of such violence. These lawsuits have been dismissed, but similar additional lawsuits may be filed in the future. Although our general liability insurance carrier has agreed to defend lawsuits of this nature with respect to the prior lawsuits, it is uncertain whether insurance carriers would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. Further, any such lawsuit could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, or decreased willingness by our customers to purchase or provide marketing support for those products. Such results could divert development and management resources, increase legal fees and other costs and have other material adverse consequences on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. We may also face legal risks arising out of user-generated content.

        We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark and trade secret laws and employee and third-party nondisclosure agreements, to protect our proprietary rights. We own or license various copyrights, patents, trademarks and trade secrets. We are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        Policing unauthorized sale, distribution and use of our products is difficult, and software piracy (including online piracy) is a persistent problem for us. Further, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized sale, distribution and use of our products more difficult and to otherwise enforce and police our rights, as do the manufacturers of consoles on which our games are played, our efforts and the efforts of the console manufacturers may not be successful in controlling the piracy of our products in all instances. The proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the refusal of Internet service providers to remove infringing content in certain instances, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products all have contributed to an expansion in piracy. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        Moreover, the existence of user-generated content for our products further diminishes our ability to protect our intellectual property rights and to avoid infringing intellectual property rights of others. We cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies. As a result, these risks could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

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

        Increased competition for skilled third-party software developers also has compelled us to agree to make significant advance payments on royalties to game developers. If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write-off unrecovered portions of these payments, which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. Typically, we pay developers a royalty based on a percentage of net revenues from product sales, less agreed upon deductions, but from time to time, we have agreed to pay developers fixed per unit product royalties after royalty advances are fully recouped. To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected.

Our sales may decline substantially without warning and in a brief period of time because a substantial portion of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

        In the Unites States and Canada, we have primarily sold our boxed products on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. Our boxed products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could have adverse consequences. The concentration of sales in a small number of large customers also makes us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. In addition, having such a large portion of our total net revenue concentrated in a few customers reduces our negotiating leverage with these customers. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

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

        For example, retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. We typically make sales to most retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history, as well as whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer's bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. Further, the insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable. A payment default by, or the insolvency or business failure of, a significant business partner may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

We may not be able to maintain our distribution relationships with key vendors and customers.

        Our NBG and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in Germany and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, these subsidiaries also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Our business is subject to the risks and uncertainties of international trade.

        We conduct business throughout the world, and we derive a substantial amount of revenues and profits from international trade, particularly from Europe, Asia and Australia. We expect that international sales will continue to account for a significant portion of our total revenues and profits in the future and, moreover, that our growth will depend on increased sales in emerging markets in Asia and elsewhere.

        As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in emerging markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments and differing local business practices, all of which may impact operating margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

        A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, including China in particular, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. For instance, to operate in China, World of Warcraft, StarCraft II, Call of DutyTM Online and all other games must have regulatory approval. A decision by the Chinese government to revoke its approval for World of Warcraft, StarCraft II or Call of Duty Online or to decline to approve any products we desire to sell in China in the future could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. Additionally, in the past, legislation has been implemented in China that has required modifications to World of Warcraft and other software. The future implementation of similar laws or regulations in China or any other country in which we have operations or sales may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products.

        We are also subject to risks that our operations outside the United States could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or other similar anti-bribery laws. While we have policies and procedures intended to secure compliance with these laws, our employees, contractors, representatives or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions, which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        In addition, cultural differences may affect consumer preferences and limit the international popularity of titles that are popular in the U.S or require us to modify the content of the games or the method by which we charge our customers for the games in order to be successful. If we do not correctly assess consumer preferences in the countries in which we sell our products, or if the other risks discussed herein come to fruition, it may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Changes in tax rates or exposure to additional tax liabilities could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        We are subject to income taxes in the United States and in various other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of business there are many transactions and calculations where the ultimate tax determination is uncertain. We are required to estimate future taxes. Although we currently believe our tax estimates are reasonable, the estimation process is inherently uncertain, and such estimates are not binding on tax authorities. Further, our effective tax rate could be adversely affected by a variety of factors, including changes in our business, including the mix of earnings in countries with differing statutory tax rates, changes in tax elections, and changes in applicable tax laws. Additionally, tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should the ultimate tax liability exceed estimates, our income tax provision and net income could be materially adversely affected.

        We earn a significant amount of our operating income, and hold a significant portion of our cash and investments, outside the United States. Any repatriation of funds currently held in foreign jurisdictions would likely result in higher effective tax rates for the Company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether, or in what form, this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

        We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various other jurisdictions. Tax authorities regularly examine these non-income taxes. The outcomes from these examinations, changes in the business, changes in applicable tax rules or other tax matters may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Fluctuations in currency exchange rates may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including certain major currencies, such as the Euro and British pound, and emerging market currencies, such as the South Korean won and Chinese renminbi, which could fluctuate against the U.S. dollar. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, with hedge maturities of generally less than 12 months, as well as managing these exposures with natural offsets. We may also hedge non-U.S. dollar earnings from time to time. However, there can be no assurance that we will continue these programs, or that we will be successful in managing exposure to currency exchange rate risks whether or not we do so.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

        Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Policies affecting software revenue recognition have and could further significantly affect the way we report revenues related to our products and services. We recognize all of the revenues from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated service period for such games. In addition, we defer the costs of sales of those titles. We expect that an increasing number of our games will be online-enabled in the future and that we could be required to recognize the related revenues over an extended period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online services, our estimate of the service period may change and we could be required to recognize revenues, and defer related costs, over a longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and taxes, could have an adverse effect on our reported net revenues, net income and earnings per share under accounting principles generally accepted in the United States in any given period.

We may permit our customers to return products and to receive pricing concessions which could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. In some cases, return policies allow distributors and retailers to return defective, shelf-worn, damaged and certain other products in accordance with terms granted. Price protection, when granted and applicable, allows these distributors and retailers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. These conditions may include compliance with applicable payment terms, delivery of weekly inventory and sales information and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other industry factors. When we offer price protection, it may be offered with respect to a particular product to all of our retail customers who meet the applicable conditions. Activision also offers a 90-day limited warranty to its consumer end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. Product returns and price protection that exceed our reserves could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. We face similar issues and risks, including exposure to risk of chargebacks, with respect to consumer end users to whom we sell products directly, whether through Battle.net or otherwise.

We may face difficulty obtaining access to the retail shelf space necessary to market and sell our products effectively.

        Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high-quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increase, competition for shelf space may intensify and may require us to increase our marketing expenditures. Those issues are exacerbated to the extent any of our products involve physical goods in addition to software and, as such, require additional shelf space, like the titles in our

Skylanders franchise, which include both action figures and an electronic "portal". Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or provide those products with adequate levels of shelf space and promotional support on acceptable terms. A failure in this regard may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

If our marketing and advertising efforts fail to resonate with our consumers, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected.

        Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fails to resonate with our consumers, during the critical holiday season or during other key selling periods or otherwise, or advertising rates or other media placement costs increase, these factors could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Increased sales of used video games could lower our sales.

        Certain of our larger customers sell used video games, which are generally priced lower than new video games and do not result in any revenues to the publisher of the games. Sales of used video games could negatively affect our sales of new video games and have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Our products are subject to ratings by the Entertainment Software Rating Board in the U.S. and similar agencies in international jurisdictions. Our failure to obtain our target ratings for our products could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body based in the United States that provides consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity or sexual content contained in software titles. Certain countries other than the United States have also established content rating systems as prerequisites for product sales in those countries. In some countries, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. The ESRB rating categories are "Early Childhood" (i.e., content is intended for young children), "Everyone" (i.e., content is generally suitable for all ages), "Everyone 10+" (i.e., content is generally suitable for ages 10 and up), "Teen" (i.e., content is generally suitable for ages 13 and up), "Mature" (i.e., content is generally suitable for ages 17 and up) and "Adults Only" (i.e., content is generally only suitable for adults ages 18 and up). Certain of our most significant titles have received a "Mature" rating. If we are unable to obtain the ratings we have targeted for our products as a result of changes in a content rating organization's ratings standards or for other reasons, including the adoption of legislation in this area, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected.

        Legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. For example, privacy laws and regulatory guidance in many countries impose various restrictions on online and mobile advertising, as well as the collection, storage and use of personally identifiable information. We may be required to modify certain of our product development processes or alter our marketing strategies to comply with such regulations, which could be costly or delay the release of our products. In addition, many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict the content and/or advertising of interactive entertainment software or prohibit certain types of content. Further, legislation which attempts to restrict marketing or distribution of such products because of the content therein has been introduced at one time or another at the federal and state levels in the United States. There is on-going risk of enhanced regulation of video game marketing, content or sales. These laws and regulations vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. The adoption and enforcement of legislation which restricts the marketing, content or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties. Moreover, the increased public dialog concerning video games may have an adverse impact on our reputation and consumers' willingness to purchase our products. Any of these risks may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

If our products contain defects, our business and reputation could be harmed significantly.

        Software products as complex as the ones we publish may contain undetected errors and defects. This risk is often higher when such products are first introduced or when new versions are first released. Failure to avoid, or to timely detect and correct, such errors or defects could result in loss of, or delay in, consumer acceptance, and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

A substantial portion of World of Warcraft's subscribers pay their subscription fees using credit cards. Credit card or other fraud could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

        A substantial portion of the subscription revenues generated by World of Warcraft is paid by subscribers using credit cards. At times, there may be attempts to use fraudulently obtained credit card numbers to pay for World of Warcraft upgrades or subscriptions. Additionally, the credit card numbers and other sensitive or personally identifiable information of World of Warcraft's subscribers and Battle.net account holders are maintained in a proprietary database that may be subject to malicious intrusion by hackers or otherwise compromised internally or externally. As fraudulent schemes become more sophisticated, it may become more difficult and more costly for us to detect credit card or other fraud and we may be required to incur costs to implement additional security measures to protect subscriber information. An increase in credit card or other fraud could have adverse consequences. In addition, we may be subject to legal claims or legal proceedings, including regulatory investigations and actions, if there is loss, disclosure or misappropriation of or access to our customers' credit card or other sensitive or personally identifiable information. Any of these risks may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Data breaches involving the source code for our products or customer, consumer or employee data stored by us could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

        In the course of our day-to-day business, we create, store and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and confidential information with respect to our customers, consumers and employees. A malicious intrusion by hackers or other breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers', consumers' or employees' personally identifiable information or our own sensitive business data. A data intrusion into a server for a game with online features, such as World of Warcraft or Call of Duty, or for Battle.net could also disrupt the operation of such game or platform. If we are subject to data security breaches, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional security measures, or suffer reputational damage. In addition, we may be subject to legal claims or proceedings in connection with data security breaches, including regulatory investigations and actions. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our operations, sales and operating results.

        We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Activision Blizzard and some of which are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We may also face sophisticated attacks aimed at compromising our intellectual property and our customer information, referred to as advanced persistent threats. We plan to implement a number of additional significant business systems upgrades in 2014 and beyond which, if defective or improperly installed or implemented, may result in a business disruption. In addition, we currently rely on a number of older legacy information systems that are harder to maintain. A system failure or security breach could negatively impact our operations and financial results. We may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Our results of operations or reputation may be harmed as a result of offensive consumer-posted content.

        We are subject to risks associated with the collaborative online features in our games which allow consumers to post narrative comment, in real time, that is visible to other players. From time to time, objectionable and offensive consumer content may be posted to a gaming or other site with online chat features or game forums which allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and Twitter. The occurrence of any of these events could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

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

        We have implemented preventive measures designed to reduce the possibility of objectionable undisclosed content from appearing in the interactive software products we publish. Nonetheless, these preventive measures are subject to human error, circumvention, overriding and reasonable resource constraints. If an interactive software product we publish is found to contain undisclosed content, we could be subject to any of these consequences, which could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

        In the event of a significant decline in demand for one or more of our products, we may not be able to reduce personnel or make other changes to our cost structure without disrupting our operations or incurring costs. Further, we may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenue and profit. Moreover, cost-reduction actions may decrease our employee morale and result in the failure to execute upon our business plan due to the loss of employees or impact our ability to retain or recruit key employees. In addition, any such action may involve the risk that our senior management's attention will be excessively diverted from our other operations. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of the transactions.

        As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with complementary businesses. These transactions may involve significant risks and uncertainties, including: (A) in the case of an acquisition, (i) the difficulty in integrating the acquired business and operations in an efficient and effective manner, (ii) any liabilities assumed as part of the acquisition, and (iii) the potential loss of key employees of the acquired businesses, and, (B) in the case of an investment, alliance or joint venture, our ability to cooperate with our partner. If any such transaction involves an entity outside of the United States, it may also subject us to the risks and uncertainties of international trade, including the risk that our operations outside the United States could be conducted by our employees, contractors, representatives or agents in ways that violate anti-bribery laws. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

Our involvement in joint ventures and other similar arrangements decreases our ability to manage risk.

        We conduct some of our operations through joint ventures in which we share control with our joint venture partners. Although we enter into joint venture and other similar arrangements in order to share risks with our partners, these arrangements may also decrease our ability to manage risk. As with any joint venture or similar arrangement, differences in views among the participants may result in delayed decisions or in failures to agree on major issues. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. There is also risk that our partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture or similar interest, to adequately manage the risks associated with any joint ventures or similar arrangements could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity.

        We may seek to enter into additional joint ventures or similar arrangements with other entities. We cannot assure that we will undertake such ventures or, if undertaken, that such ventures will be successful or produce the anticipated benefits.

Historically, our stock price has been highly volatile.

        The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to many factors, including for example, but without limitation:

  •
  quarter-to-quarter variations in results of operations;

  •
  the announcement of new products;

  •
  the announcement of lower prices on competing products;

  •
  product development or release schedules;

  •
  general conditions in the computer, software, entertainment, media or electronics industries, or in the worldwide economy;

  •
  announcements of developments in the overall worldwide market for interactive entertainment, including announcements of industry sales data;

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

  •
  sales or acquisitions of common stock by our directors or executive management, or by ASAC or Vivendi or their respective affiliates; and

  •
  investor perceptions and expectations regarding our products, plans and strategic position, and those of our competitors and customers.

Subject to certain limitations, ASAC and Vivendi may sell common stock, which could cause our stock price to decrease.

        We have two large shareholders—ASAC and Vivendi—either of which may, during certain periods of time and subject to certain limitations, sell some or all of the shares of our stock that it owns, including pursuant to a registered underwritten public offering under the Securities Act of 1933, as amended (the "Securities Act"), or in accordance with Rule 144 under the Securities Act. Further, both ASAC and Vivendi have the right to require us to register all or a portion of its shares, under certain conditions. The sale of a substantial number of shares of common stock by one of our shareholders within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of shares of our common stock.

Catastrophic events may disrupt our business.

        Our corporate headquarters and our primary corporate disaster center are located in the Los Angeles, California area and our disaster recovery data center is in Las Vegas, Nevada, each of which is near a major earthquake fault. A major earthquake or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or otherwise prevents us from conducting our normal business operations, could require significant expenditures to resume operations and have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. While we maintain insurance coverage for some of these events, the potential liabilities associated with such events could exceed the insurance coverage we maintain. Further, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. Any such event could also limit the ability of retailers, distributors or our other customers to sell or distribute our products.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located at 3100 Ocean Park Boulevard, Santa Monica, California. Other significant leased facilities include: our Blizzard offices located in Irvine, California and our North America distribution warehouse located in Fresno, California.

        The following is a summary of the principal leased offices we maintained as of December 31, 2013:

Type of Leased Facility	North America	Europe	Asia	Total
	Square footage of leased properties
Corporate Offices	139,085	11,044	—	150,129
Activision Product Development & Publishing Facilities (Activision segment)	811,983	64,991	24,554	901,528
Blizzard Product Development & Publishing Facilities (Blizzard segment)	514,590	118,140	75,960	708,690
Distribution Facilities (Distribution segment)	—	165,458	—	165,458
Sales offices	13,345	46,779	7,317	67,441

Total	1,479,003	406,412	107,831	1,993,246

        In total, we lease 51 facilities in the following 18 countries: Australia, Brazil, Canada, China, Denmark, France, Germany, Ireland, Italy, Mexico, the Netherlands, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom, and the United States. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs. The only facilities currently owned by the Company are two European warehouses utilized by the Distribution segment, located in Burglengenfeld, Germany and Venlo, the Netherlands.

Item 3.    LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims. SEC regulations govern the disclosure of legal proceedings in periodic reports and FASB ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

        The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, profitability, cash flows or liquidity.

Purchase Transaction Matters

        On August 1, 2013, a purported shareholder of the Company filed a shareholder derivative action in the Superior Court of the State of California, County of Los Angeles, captioned Miller v. Kotick, et al., No. BC517086. The complaint names our Board of Directors and Vivendi as defendants, and the Company as a nominal defendant. The complaint alleges that our Board of Directors committed breaches of fiduciary duties, waste of corporate assets and unjust enrichment in connection with Vivendi's sale of its stake in the Company and that Vivendi also breached its fiduciary duties. The plaintiff further alleges that demand by it on our Board of Directors to institute action would be futile because a majority of our Board of Directors is not independent and a majority of the individual defendants face a substantial likelihood of liability for approving the transactions contemplated by the Stock Purchase Agreement. The complaint seeks, among other things, damages sustained by the Company, rescission of the transactions contemplated by the Stock Purchase Agreement, an order restricting our Chief Executive Officer, and our Chairman, from purchasing additional shares of our common stock and an order directing us to take necessary actions to improve and reform our corporate governance and internal procedures to comply with applicable law, including ordering a shareholder vote on certain amendments to our by-laws or charter that would require half of our Board of Directors to be independent of Messrs. Kotick and Kelly and Vivendi and a proposal to appoint a new independent Chairman of the Board of Directors. On January 28, 2014, the parties filed a stipulation and proposed order temporarily staying the California action. On February 6, 2014, the court entered the order granting a stay of the California action.

        In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company. In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013. On October 25, 2013, Pacchia filed an amended complaint under seal. The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company's Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC. The added class claims are against the Company's Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company's consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC. The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties. The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company's Chief Executive Officer, Chairman and ASAC. On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below. On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. On December 3, 2013, the court selected Pacchia as lead plaintiff. Pacchia filed a second amended complaint on December 11, 2013 and Activision filed an answer on January 31, 2014. Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal. Responses to the complaint are due on March 4, 2014. The trial is scheduled for December 2014.

        On September 11, 2013, another stockholder of the Company filed a putative class action and stockholder derivative action in the Court of Chancery of the State of Delaware, captioned Hayes v. Activision Blizzard, Inc., et al., No. 8885-VCL. The complaint names our Board of Directors, Vivendi, New VH, ASAC, the General Partner of ASAC, Davis Selected Advisers, L.P. ("Davis") and Fidelity Management & Research Co. ("FMR") as defendants, and the Company as a nominal defendant. The complaint alleges that the defendants violated certain provisions of our Amended and Restated Certificate of Incorporation by failing to submit the matters contemplated by the Stock Purchase Agreement for approval by a majority of our stockholders (other than Vivendi and its controlled affiliates); that our Board of Directors committed breaches of their fiduciary duties in approving the Stock Purchase Agreement; that Vivendi violated fiduciary duties owed to other stockholders of the Company in entering into the Stock Purchase Agreement; that our Chief Executive Officer and our Chairman usurped a corporate opportunity from the Company; that our Board of Directors and Vivendi have engaged in actions to entrench our Board of Directors and officers in their offices; that the ASAC Entities, Davis and FMR aided and abetted breaches of fiduciary duties by the Board of Directors and Vivendi; and that our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR will be unjustly enriched through the Private Sale. The complaint seeks, among other things, the rescission of the Private Sale; an order requiring the transfer to the Company of all or part of the shares that are the subject of the Private Sale; an order implementing measures to eliminate or mitigate the alleged entrenching effects of the Private Sale; an order requiring our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR to disgorge to the Company the amounts by which they have allegedly been unjustly enriched; and alleged damages sustained by the class and the Company. In addition, the stockholder sought a temporary restraining order preventing the defendants from consummating the transactions contemplated by the Stock Purchase Agreement without stockholder approval. Following a hearing on the motion for a temporary restraining order, on September 18, 2013, the Court of Chancery issued a preliminary injunction order, enjoining the consummation of the transactions contemplated by the Stock Purchase Agreement pending (a) the issuance of a final decision after a trial on the merits; (b) receipt of a favorable Activision Blizzard stockholder vote on the transactions contemplated by the Stock Purchase Agreement under Section 9.1(b) of our Amended and Restated Certificate of Incorporation or (c) modification of such preliminary injunction order by the Court of Chancery or the Delaware Supreme Court. On September 20, 2013, the Court of Chancery certified its order issuing the preliminary injunction for interlocutory appeal to the Delaware Supreme Court. The defendants moved the Delaware Supreme Court to accept and hear the appeal on an expedited basis. On September 23, 2013, the Delaware Supreme Court accepted the appeal of the Court of Chancery's decision and granted the defendant's motion to hear the appeal on an expedited basis. Following a hearing on October 10, 2013, the Delaware Supreme Court reversed the Court of Chancery's order issuing a preliminary injunction, and determined that the Stock Purchase Agreement was not a merger, business combination or similar transaction that would require a vote of Activision's unaffiliated stockholders under the charter.

        On October 29, 2013, an amended complaint was filed. It added factual allegations but no new claims or relief. Also on October 29, 2013, Hayes filed a motion to consolidate the Hayes case with the Pacchia case. As noted above, on November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. See the discussion above related to the Pacchia matter (now the consolidated matter) for any further updates to the status of the litigation.

        Further, on September 18, 2013, the Company received a letter from another purported stockholder of the Company, Milton Pfeiffer, seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to investigate potential wrongdoing or mismanagement in connection with the approval of the Stock Purchase Agreement. On November 11, 2013, Pfeiffer filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia and Miller. The Company answered on November 27, 2013. On January 21, 2014, the Court of Chancery entered the parties' stipulation and order of dismissal.

        On December 17, 2013, the Company received a letter from Mark Benston requesting certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. Benston is represented by the same law firm as Pfeiffer. On January 2, 2014, Benston filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia, Pfeiffer and Miller. The Company answered on January 17, 2014. On February 14, 2014, the Court of Chancery entered the parties' stipulation and order of dismissal.

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

        The Company also may be subject to additional claims in connection with the Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, the Company may incur substantial legal fees and costs in connection with litigation and, although coverage may be available under relevant insurance policies, coverage could be denied or prove to be insufficient. Under our Amended and Restated Certificate of Incorporation and

the indemnification agreements that the Company has entered into with our officers and directors, the Company may be required in certain circumstances to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

        The Company is not currently able to estimate the range of possible losses or costs to us from these lawsuits and related indemnification obligations, as they are in the early stages and it cannot be determined how long it may take to resolve these matters. Moreover, the Company cannot be certain what the impact on our operations or financial position will be if any of the purported stockholder plaintiffs are successful in having the Stockholders Agreement dated October 11, 2013 among the Company, ASAC and, for limited purposes, Messrs. Kotick and Kelly (the "Stockholders Agreement") reformed. It is possible that the Company could, in the future, establish reserves, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to the Company on these actions could result in the reformation of the Stockholders Agreement and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

Other Matters

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

        The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 24, 2014, there were 1,718 holders of record of our common stock.

	High	Low
2012
First Quarter Ended March 31, 2012	$12.95	$11.54
Second Quarter Ended June 30, 2012	13.00	11.32
Third Quarter Ended September 30, 2012	12.57	11.00
Fourth Quarter Ended December 31, 2012	11.74	10.45
2013
First Quarter Ended March 31, 2013	$15.08	$10.75
Second Quarter Ended June 30, 2013	16.11	13.27
Third Quarter Ended September 30, 2013	18.43	14.14
Fourth Quarter Ended December 31, 2013	18.40	16.06

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard Inc. under the Exchange Act or the Securities Act.

        The graph below matches the cumulative five-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Technology Composite index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2008 and tracks each such investment through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Activision Blizzard, Inc., the NASDAQ Composite Index,
and the RDG Technology Composite Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
Activision Blizzard, Inc.	100.00	128.59	145.97	146.75	128.32	218.29
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
RDG Technology Composite	100.00	160.94	181.64	181.83	208.18	274.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014.

        On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share, payable on May 15, 2013, to shareholders of record at the close of business on March 20, 2013. On May 15, 2013, we made an aggregate cash dividend payment of $212 million to such shareholders. On May 31, 2013, the Company made dividend equivalent payments of $4 million related to that cash dividend to the holders of restricted stock units.

        On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share, payable on May 16, 2012, to shareholders of record at the close of business on March 21, 2012. On May 16, 2012, we made an aggregate cash dividend payment of $201 million to such shareholders. On June 1, 2012, the Company made dividend equivalent payments of $3 million related to that cash dividend to the holders of restricted stock units.

        Future dividends will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. Further, agreements governing our indebtedness, including the indenture governing the Notes and the Credit Agreement, as described in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, limit our ability to pay distributions or dividends with certain exceptions. There can be no assurances that dividends will be declared in the future.

10b5-1 Stock Trading Plans

        The Company's directors and employees may, at a time they are not aware of material non-public information, enter into plans ("Rule 10b5-1 Plans") to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1. Rule 10b5-1 permits trading on a pre-arranged, "automatic-pilot" basis, subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person's behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan. In addition, any such plan of the Company's directors and employees is required to be established and maintained in accordance with the Company's "Policy on Establishing and Maintaining 10b5-1 Trading Plans."

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

Issuer Purchase of Equity Securities

        On February 2, 2012, our Board of Directors authorized a stock repurchase program pursuant to which we were authorized to repurchase up to $1 billion of the Company's common stock from time to time on the open market or in private transactions, including structured or accelerated transactions, on terms and conditions to be determined by the Company. The 2012 stock repurchase program expired on March 31, 2013. No repurchase of common stock occurred under this program in 2013.

        On October 11, 2013, we repurchased 428,676,471 shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into on July 25, 2013, with Vivendi and ASAC II LP, an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi, which was the direct owner of 428,676,471 shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

        The following table provides the number of shares purchased and the average price paid per share during each quarter of 2013, the total number of shares purchased as part of our publicly announced share repurchase programs, and the approximate dollar value of shares that could still be purchased under our stock repurchase program as of the end of each relevant period.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2013—March 31, 2013	45,006	(1)	$14.37	—	$—
April 1, 2013—June 30, 2013	—		—	—	—
July 1, 2013—September 30, 2013	—		—	—	—
October 1, 2013—October 31, 2013	428,676,471	(2)	13.60	—	—
November 1, 2013—November 30, 2013	—		—	—	—
December 1, 2013—December 31, 2013	—		—	—	—
Subtotal for the fourth quarter of 2013	428,676,471		13.60	—

Total	428,721,477		$13.60	—

(1)
Consists of transactions under the Company's equity compensation plans involving the delivery to the Company of shares of our common stock, with an average value of $14.37 per share as of the date of delivery, to satisfy tax withholding obligations in connection with the vesting of restricted stock awards to our employees.

(2)
Consists of the repurchase of 428,676,471 shares of our common stock from Vivendi as a part of the Purchase Transaction, as described above.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2013 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2013	2012	2011	2010		2009
Statement of Operations Data:
Net Revenues	$4,583	$4,856	$4,755	$4,447		$4,279
Net income (loss)	1,010	1,149	1,085	418	(1)	113	(2)
Basic net income (loss) per share	0.96	1.01	0.93	0.34		0.09
Diluted net income (loss) per share	0.95	1.01	0.92	0.33		0.09
Cash dividends declared per share(3)	0.19	0.18	0.165	0.15		—
Balance Sheet Data:
Total assets	$14,012	$14,200	$13,277	$13,447		$13,742
Total debt, net(4)	4,693	—	—	—		—

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

(3)
On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per share, payable on May 15, 2013, to shareholders of record at the close of business on March 20, 2013. On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per share, payable on May 16, 2012, to shareholders of record at the close of business on March 21, 2012. On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per share, payable on May 11, 2011, to shareholders of record at the close of business on March 16, 2011. On February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per share, payable on April 2, 2010, to shareholders of record at the close of business on February 22, 2010. Prior to the cash dividend declared in February 2010, the Company had never paid a cash dividend.

(4)
In connection with the Purchase Transaction, on September 19, 2013, we issued $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes"), and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes", and together with the 2021 Notes, the "Notes"). On October 11, 2013, we entered into a $2.5 billion secured term loan facility (the "Term Loan"), maturing in October 2020. The carrying values of the Notes and Term Loan are presented net of unamortized debt discount fees.

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

The Company's Formation and Recently Consummated Share Repurchase and Related Debt Financing

        Activision, Inc. was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992.

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi , and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. ("Activision Blizzard") and Vivendi became a majority shareholder of Activision Blizzard. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol "ATVI."

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into on July 25, 2013, with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). The Purchase Transaction was funded with a combination of $1.2 billion of cash on hand, the net proceeds from a $2.5 billion secured term loan facility, maturing in October 2020 (the "Term Loan"), and the net proceeds from the issuance of $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the 2021 Notes, the "Notes"). Refer to Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and Other Liquidity and Capital Resources for additional information. The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

        Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of Activision Blizzard common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the "Private Sale"). Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC.

        As of December 31, 2013, (i) we had 704 million shares of common stock issued and outstanding, approximately 64% of which was held by the public, (ii) Vivendi held 83 million shares, or approximately 12% of the outstanding shares of our common stock, and (iii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock.

The Company's Operations

        Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content, including games from the Call of Duty® and Skylanders™ franchises. Activision develops games primarily based on internally-developed properties, as well as some licensed intellectual properties. We sell games through both retail channels and digital downloads. Activision currently offers games that operate on the Microsoft Corporation ("Microsoft") Xbox One ("Xbox One") and Xbox 360 ("Xbox 360"), Nintendo Co. Ltd. ("Nintendo") Wii U ("Wii U") and Wii ("Wii"), and Sony Computer Entertainment, Inc. ("Sony") PlayStation 4 ("PS4") and PlayStation 3 ("PS3") console systems (Xbox One, Wii U, and PS4 are collectively referred to as "next-generation"; Xbox 360, Wii, and PS3 are collectively referred to as "current-generation"); the PC; the Nintendo 3DS ("3DS"), Nintendo Dual Screen ("DS"), and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC and iPad, including games in the multiple-award winning Diablo® and StarCraft® franchises. In September 2013, Blizzard released Diablo III for the PS3 and Xbox 360, and confirmed plans to adapt the game for the PS4. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes and other character customizations within the World of Warcraft gameplay; retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III and StarCraft II products. In addition, Blizzard developed Hearthstone™: Heroes of Warcraft™, a free-to-play digital collectible card game, which was released in closed beta in August 2013 and in open beta in January 2014, and is currently developing Heroes of the Storm™, a new free-to-play online hero brawler.

Activision Blizzard Distribution

        Activision Blizzard Distribution ("Distribution") consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

        In 2013, Activision Blizzard's consolidated net revenues were $4.6 billion and consolidated operating income was $1.4 billion, as compared to net revenues of $4.9 billion and operating income of $1.5 billion in 2012. Despite lower net revenues and operating income in 2013, as compared to 2012, we generated comparable cash flows from operating activities of approximately $1.3 billion in both 2013 and 2012.

        As a result of the Purchase Transaction, on October 11, 2013, we reduced our common shares outstanding by approximately 429 million shares, which resulted in a lower weighted-average share count for the remainder of the fiscal year. For the year ended December 31, 2013, interest expense of $58 million, fees and expenses related to the Purchase Transaction and related debt financings of $79 million, and their associated tax benefits of $45 million were included in our consolidated net income, partially offsetting the earnings per share benefits from the reduction in our share count. For details of our debt arrangements, our interest expense, and cash paid for interest, refer to Note 12, Note 17, and Note 21, respectively, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        Inclusive of these impacts, the company's net income was $1.0 billion and earnings per common share was $0.95 in 2013, in comparison to net income of $1.1 billion and earnings per common share of $1.01 in 2012.

        According to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates, during 2013:

  •
  In North America and Europe combined, Activision Publishing was the #1 console and handheld publisher for the calendar year with the #2 and #3 best-selling franchises—Call of Duty and Skylanders, including toys and accessories.

  •
  In North America and Europe combined, including toys and accessories, Activision Publishing had four of the top 10 titles overall.

  •
  For the fourth quarter, in aggregate across all platforms in the U.S. and Europe combined, Activision Publishing's Call of Duty: Ghosts™ was the #1 best-selling title in both units and dollars and the #1 best-selling game on the next-generation PS4 and Xbox One console platforms in both units and dollars. Additionally, for the calendar year, Call of Duty: Black Ops II was the #9 best-selling title in both units and dollars.

  •
  In North America and Europe combined, Skylanders Giants™, including toys and accessories, was the #4 best-selling handheld and console game in dollars overall and Skylanders SWAP Force™, including toys and accessories, was the #6 best-selling handheld and console game in dollars overall.

  •
  As of December 31, 2013, the Skylanders franchise had generated, life-to-date, more than $2 billion in worldwide retail sales, including toys and accessories, and Activision had sold approximately 175 million Skylanders toys worldwide.

  •
  In North America, Blizzard Entertainment's StarCraft II: Heart of the Swarm® was the #1 best-selling PC game.

  •
  As of December 31, 2013, Blizzard Entertainment's World of Warcraft remains the #1 subscription-based MMORPG, with approximately 7.8 million subscribers.

Product Release Highlights

        Games and digital downloadable content released during the year ended December 31, 2013 included:

  •
  Call of Duty: Black Ops II Revolution (digital downloadable content)

  •
  Call of Duty: Black Ops II Uprising (digital downloadable content)

  •
  Call of Duty: Black Ops II Vengeance (digital downloadable content)

  •
  Call of Duty: Black Ops II Apocalypse (digital downloadable content)

  •
  Call of Duty: Ghosts

  •
  Deadpool

  •
  Diablo III for the PS3 and Xbox 360

  •
  Hearthstone: Heroes of Warcraft (closed beta)

  •
  Skylanders SWAP Force

  •
  StarCraft II: Heart of the Swarm

  •
  The Walking Dead™: Survival Instinct

        On January 21, 2014, Blizzard released Hearthstone: Heroes of Warcraft in open beta.

        In the first quarter of 2014, we released Onslaught, the first downloadable content pack for Call of Duty: Ghosts ("Onslaught"), on certain platforms.

        Diablo III: Reaper of Souls™, the first expansion pack to Blizzard's action role-playing game Diablo III, is expected to be available in stores and online beginning on March 25, 2014.

International Operations

        International sales are a fundamental part of our business. Net revenues from international sales accounted for approximately 47%, 50%, and 50% of our total consolidated net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to our United States ("U.S.") operations, we maintain significant operations in Canada, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Management's Overview of Business Trends

Online Content and Digital Downloads

        We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical "boxed" software products, such as DVDs, are also available by direct digital download over the Internet (from our websites and websites owned by third parties). In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Blizzard's proprietary online-game related service, Battle.net.

        We currently define digital online channel-related sales as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products. This definition may differ from that used by our competitors or other companies.

        For the year ended December 31, 2013, revenues through digital online channels increased by $22 million, as compared to 2012, and represented 34% of our total consolidated net revenues in 2013, as compared to 32% in 2012. This increase was mainly attributable to the strong performance of digital downloadable content for Call of Duty: Black Ops II (such as downloadable content packs, and micro-downloadable content ("micro-DLC") which allows players to personalize their in-game experience), the continued strong performance of Call of Duty: Black Ops II, and recognition of deferred revenues from World of Warcraft: Mists of Pandaria, which was released in 2012, without a comparable release from Blizzard in 2013. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels decreased by $34 million, as compared to 2012, and represented 36% of our total non-GAAP net revenues in 2013 as compared to 32% in 2012. The decrease in revenues through digital online channels was primarily due to the releases of Diablo III and World of Warcraft: Mists of Pandaria in 2012, partially offset by the strong performance of digital downloadable content for Call of Duty: Black Ops II in 2013. Digital online channel revenues were a greater portion of total non-GAAP revenues in 2013, given the relatively lower decrease in digital online channel revenues compared to the decrease in retail channel revenues, versus the prior year.

        Our sales of digital downloadable content are driven in part by our sales of retail products. Lower revenues in our retail distribution channel in the current year might impact our digital online channel revenues in the subsequent year. Digital revenues remain an important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels. The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.

        Over the next few years, we plan to introduce games, based on some of our most successful franchises, that operate on a free-to-play model with microtransactions. These games include Blizzard's Hearthstone: Heroes of Warcraft, Blizzard's Heroes of the Storm, and Call of Duty™ Online.

        Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Console Platform Transition

        The current generation of game consoles began with Microsoft's launch of the Xbox 360 in November 2005, and continued in 2006 when Nintendo and Sony launched the Wii and the PS3, respectively. The installed base of current-generation hardware in the U.S. and Europe was approximately 195 million units as of December 31, 2013, as compared to 184 million units at December 31, 2012, according to The NPD Group, with respect to North America, and GfK Chart-Track, with respect to Europe, representing an overall increase of 6% in units year-over-year. The growth was larger for the high-definition platforms, with the installed base of PS3 and Xbox 360 hardware units increasing 9% year-over-year, while the installed base of Wii hardware units increased only 2% year-over-year.

        In November 2012, Nintendo released the Wii U, and in November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. As of December 31, 2013, according to The NPD Group and GfK Chart-Track, the installed base of next-generation hardware in the U.S. and Europe was approximately 10 million units.

        While the new console cycle has started strongly and demand for next-generation games was higher than expected, we expect that this will result in a lower-than-expected demand for current-generation games. For example, we experienced slower sales of our 2013 fourth-quarter launch of Call of Duty: Ghosts, as compared to sales of our 2012 fourth-quarter launch of Call of Duty: Black Ops II, which we believe is partly attributable to the console platform transition.

        When new console platforms are announced or introduced into the market, consumers may reduce their purchases of game console software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of the game console software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. Platform transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenue. During platform transitions, we simultaneously incur costs to develop and market new titles for current-generation video game platforms, which may not sell at premium prices, and to develop and market products for next-generation platforms, which may not generate immediate or near-term revenues. We continually monitor console hardware sales and manage our product delivery on each of the current- and next-generation platforms in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. Long term, we expect the new consoles to drive industry growth and expand our opportunities.

Conditions in the Retail Distribution Channels

        Conditions in the retail channels of the interactive entertainment industry remained challenging during 2013. In North America and Europe, retail sales within the industry experienced a combined overall decrease of approximately 7% in 2013, as compared to 2012, according to The NPD Group and GfK Chart-Track. The declines in the North American and European retail channels were impacted by fewer releases and catalog sales in 2013 as compared to 2012. In addition, the decline in sales to the retail channels continues to be more pronounced for casual titles on the Nintendo Wii and handheld platforms (down over 29% year-over-year), than titles on high-definition platforms (i.e., Xbox 360 and PS3).

        Despite the 7% decrease in retail sales in North America and Europe for the overall industry, according to The NPD Group, GfK Chart-Track and the Company's internal estimates, sales of the industry's top five titles (including accessory packs and figures) grew 20% in 2013, as compared to 2012. The increase in retail sales of the top five titles was mainly driven by the release of a top title by a competitor in the third quarter of 2013. This further demonstrated the concentration of revenues in the top titles, particularly for high-definition platforms, which experienced year-over-year growth, while non-premier titles experienced declines. The Company's results have been less impacted by the general declining trends in retail compared to our competitors because of our greater focus on premier top titles and a more focused overall slate of titles.

Concentration of Top Titles

        The concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 38% of the sales in the U.S. video game industry in 2013 as compared to 30% in 2012. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. For example, our three largest franchises in 2013—Call of Duty, Skylanders and World of Warcraft—accounted for approximately 80% of our net revenues, and a significantly higher percentage of our operating income, for the year.

        We expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of the industry and our revenues and profits.

Seasonality

        The interactive entertainment industry is highly seasonal. We have historically experienced our highest sales volume in the year-end holiday buying season, which occurs in the fourth quarter. We defer the recognition of a significant amount of net revenues, related to our software titles containing online functionality that constitutes a more-than-inconsequential separate service deliverable, over an extended period of time (i.e., typically five months to less than a year). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenues. Our results can also vary based on a number of factors including, but not limited to, title release date, consumer demand, market conditions and shipment schedules.

Outlook

        We expect to have a strong product pipeline in 2014, and to have at least three major releases from Blizzard. In January 2014, the open beta version of Hearthstone: Heroes of Warcraft was released.

On March 25, 2014, Blizzard plans to launch the PC expansion pack Diablo III: Reaper of Souls, and later in the year, Blizzard is expected to deliver another major game release. Activision plans to debut Destiny in September 2014 and new games in the Call of Duty and Skylanders franchises in the fourth quarter of 2014. However, we remain cautious on industry trends, particularly the ongoing console platform transition, which is expected to have a continuing impact on our digital downloadable content business model for Call of Duty: Ghosts, as well as other major releases on the current-generation of console platforms.

        Looking forward, the above discussed factors, such as the ongoing console platform transition, the increasing concentration of top titles in the interactive entertainment industry, and global economic conditions, could negatively impact our short-term results. We will continue to invest in our established franchises, as well as new titles we think have the potential to drive our growth over the long-term.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the Years Ended December 31,
	2013		2012		2011
Net revenues:
Product sales	$3,201	70%	$3,620	75%	$3,257	68%
Subscription, licensing, and other revenues	1,382	30	1,236	25	1,498	32

Total net revenues	4,583	100	4,856	100	4,755	100

Costs and expenses:
Cost of sales—product costs	1,053	23	1,116	23	1,134	24
Cost of sales—online subscriptions	204	4	263	5	255	5
Cost of sales—software royalties and amortization	187	4	194	4	218	5
Cost of sales—intellectual property licenses	87	2	89	2	165	3
Product development	584	13	604	12	629	13
Sales and marketing	606	13	578	12	545	11
General and administrative	490	11	561	12	456	10
Restructuring	—	—	—	—	25	1

Total costs and expenses	3,211	70	3,405	70	3,427	72

Operating income	1,372	30	1,451	30	1,328	28
Interest and other investment income (expense), net	(53)	(1)	7	—	3	—

Income before income tax expense	1,319	29	1,458	30	1,331	28
Income tax expense	309	7	309	6	246	5

Net income	$1,010	22%	$1,149	24%	$1,085	23%

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

        The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2013, 2012, and 2011 are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011	Increase/ (decrease) 2013 v 2012	Increase/ (decrease) 2012 v 2011
Segment net revenues:
Activision	$2,895	$3,072	$2,828	$(177)	$244
Blizzard	1,124	1,609	1,243	(485)	366
Distribution	323	306	418	17	(112)

Operating segment net revenues total	4,342	4,987	4,489	(645)	498

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	241	(131)	266	372	(397)

Consolidated net revenues	$4,583	$4,856	$4,755	$(273)	$101

Segment income from operations:
Activision	$971	$970	$851	$1	$119
Blizzard	376	717	496	(341)	221
Distribution	8	11	11	(3)	—

Operating segment income from operations total	1,355	1,698	1,358	(343)	340

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	229	(91)	183	320	(274)
Stock-based compensation expense	(110)	(126)	(103)	16	(23)
Restructuring	—	—	(26)	—	26
Amortization of intangible assets	(23)	(30)	(72)	7	42
Impairment of goodwill	—	—	(12)	—	12
Fees and other expenses related to the Purchase
Transaction and related debt financings	(79)	—	—	(79)	—

Consolidated operating income	1,372	1,451	1,328	(79)	123
Interest and other investment income (expense), net	(53)	7	3	(60)	4

Consolidated income before income tax expense	$1,319	$1,458	$1,331	$(139)	$127

        For a better understanding of the differences in presentation between our segment results and the consolidated results, the following explains the nature of each reconciling item.

Net Effect from Deferral of Net Revenues and Related Cost of Sales

        We have determined that some of our titles' online functionality represents an essential component of gameplay and as a result, represents a more-than-inconsequential separate deliverable. As such, we are required to recognize revenues from these titles over the estimated service periods, which range from five months to less than one year. The related costs of sales are deferred and recognized when the related revenues are recognized. In the operating segment results table, we present the amount of net revenues and related costs of sales separately for each period as a result of this accounting treatment.

Stock-Based Compensation Expense

        We expense our stock-based awards using the grant date fair value over the vesting periods of the stock awards. In the case of liability awards, the liability is subject to revaluation based on the stock price at the end of the relevant period. Included within this stock-based compensation are the net effects of capitalization, deferral, and amortization.

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

        In 2008, we implemented an organizational restructuring plan as a result of the Business Combination. This organizational restructuring was to integrate different operations and to streamline the combined Activision Blizzard organization. The costs related to the restructuring activities included severance costs, facility exit costs, write-offs of assets and liabilities, and exit costs from the cancellation of projects. For the year ended December 31, 2011, expense related to the organizational restructuring was $1 million and has been reflected in the "General and administrative expense" in the consolidated statement of operations. The organizational restructuring activities as a result of the Business Combination were completed as of December 31, 2011 and we do not expect to incur additional restructuring expenses relating thereto.

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

Impairment of Goodwill

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

Fees and Other Expenses Related to the Purchase Transaction and Related Debt Financings

        We incurred fees and other expenses, such as legal, banking and professional services fees, related to the Purchase Transaction and related debt financings. Such expenses are not reviewed by the CODM as part of segment performance.

Segment Net Revenues

Activision

        Activision's net revenues decreased for 2013, as compared to 2012, primarily due to lower launch revenues from Call of Duty: Ghosts in the fourth quarter of 2013 as compared to launch revenues from Call of Duty: Black Ops II in the fourth quarter of 2012, lower revenues from our value business due to its more focused slate of titles, and lower revenues from the Skylanders franchise. These decreases were partially offset by higher revenues from digital downloadable content from Call of Duty: Black Ops II as compared to the performance of downloadable content packs from Call of Duty: Modern Warfare 3.

        In 2012, net revenues increased, as compared to 2011, primarily due to revenues from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011). The increase was partially offset by lower revenues from the Call of Duty franchise, primarily from lower catalog sales and lower revenues from downloadable content packs for Call of Duty: Modern Warfare® 3, though these decreases were partially mitigated by the strong performance from Call of Duty: Black Ops II, which launched in the fourth quarter of 2012.

Blizzard

        Blizzard's net revenues decreased for 2013, as compared to 2012, primarily due to the release of Diablo III in May 2012, without a comparable release in the current year, lower revenues from the World of Warcraft franchise, and the release World of Warcraft: Mists of Pandaria in September 2012, without a comparable release in the current year. The decreases were partially offset by the release of StarCraft II: Heart of the Swarm in March 2013, the release of Diablo III for the PS3 and Xbox 360 in September 2013, and revenues from Hearthstone: Heroes of Warcraft during its closed beta.

        At December 31, 2013, the worldwide subscriber* base for World of Warcraft was approximately 7.8 million, compared to approximately 7.6 million at September 30, 2013, and down from approximately 9.6 million subscribers at December 31, 2012, with the majority of the decline from the East (where the "East" includes China, Taiwan, and South Korea, and the "West" includes North America, Europe, Australia, and Latin America). In general, the average revenue per subscriber is lower in the East than in the West. The subscriber base at December 31, 2013 benefitted from gamer enthusiasm generated at BlizzCon, Blizzard's convention to celebrate its global player communities, and the promotion of retail products and referral programs during the fourth quarter of 2013. Since December 31, 2010, when the subscriber base reached a new peak of more than 12 million, subscriber levels have trended downward. Looking forward, Blizzard Entertainment expects to continue to deliver new game content in all regions that is intended to further appeal to the gaming community.

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

        Blizzard's net revenues increased for 2012, as compared to 2011, primarily due to the release of Diablo III in May 2012 and World of Warcraft: Mists of Pandaria in September 2012. The increase in net revenues was partially offset by lower subscription revenues from World of Warcraft due to a lower subscriber base.

Distribution

        Distribution's net revenues increased in 2013, as compared to 2012, primarily due to revenues from the distribution of newly introduced next-generation hardware in 2013.

        Distribution's net revenues decreased in 2012, as compared to 2011, primarily due to a weaker U.K. market in which the majority of the distribution business is transacted.

Segment Income from Operations

Activision

        Despite lower revenues, Activision's operating income in 2013 was comparable to 2012, primarily due to the strength of the higher margin digital business associated with Call of Duty: Black Ops II digital downloadable content, a smaller but more profitable slate of releases from our value business, and lower general and administrative costs, primarily resulting from lower legal-related expenses (including legal-related accruals, settlements and fees), partially offset by higher sales and marketing activities to support the Call of Duty and Skylanders franchises.

        Activision's operating income increased in 2012, as compared to 2011, primarily due to higher net revenues, and lower sales and marketing costs. The increase was partially offset by higher costs of sales as a result of higher net revenues, higher product development costs, and higher general and administrative costs, primarily resulting from legal-related expenses (including legal-related accruals, settlements and fees) and additional accrued bonuses based on our 2012 financial performance.

Blizzard

        Blizzard's operating income decreased in 2013, as compared to 2012, primarily due to lower revenues and less capitalization of product development costs, partially offset by lower sales and marketing costs based on fewer titles released in 2013 and lower general and administrative costs from lower accrued bonuses based on our 2013 financial performance.

        Blizzard's operating income increased in 2012, as compared to 2011, primarily due to higher revenues. The increase was partially offset by higher cost of sales as a result of higher net revenues, higher sales and marketing costs to support the launch of Diablo III and World of Warcraft: Mists of Pandaria, and higher general and administrative costs from additional accrued bonuses based on our 2012 financial performance.

Non-GAAP Financial Measures

        The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from the change in deferred revenues) and non-GAAP (excluding the impact from the change in deferred revenues) basis. We use this non-GAAP measure internally when evaluating our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources, and facilitates comparison of operating performance between periods. In addition, excluding the impact from the change in deferred net revenue provides a much more timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as any non-GAAP measure presented by another company. This non-GAAP financial measure has limitations in that it does not reflect all of the items associated with our GAAP revenues. We compensate for the limitations resulting from the exclusion of the change in deferred revenues by considering the impact of that item separately and by considering our GAAP, as well as non-GAAP, revenues.

Results of Operations—Years Ended December 31, 2013, 2012, and 2011

Non-GAAP Financial Measures

        The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the years ended December 31, 2013, 2012, and 2011 (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011	Increase/ (decrease) 2013 v 2012	Increase/ (decrease) 2012 v 2011	% Change 2013 v 2012	% Change 2012 v 2011
GAAP net revenues by distribution channel
Retail channels	$2,701	$3,013	$2,697	$(312)	$316	(10)%	12%
Digital online channels(1)	1,559	1,537	1,640	22	(103)	1	(6)

Total Activision and Blizzard	4,260	4,550	4,337	(290)	213	(6)	5
Distribution	323	306	418	17	(112)	6	(27)

Total consolidated GAAP net revenues	4,583	4,856	4,755	(273)	101	(6)	2

Change in deferred net revenues(2)
Retail channels	(247)	69	(185)	(316)	254	(458)	(137)
Digital online channels(1)	6	62	(81)	(56)	143	(90)	(177)

Total changes in deferred net revenues	(241)	131	(266)	(372)	397	(284)	(149)

Non-GAAP net revenues by distribution channel
Retail channels	2,454	3,082	2,512	(628)	570	(20)	23
Digital online channels(1)	1,565	1,599	1,559	(34)	40	(2)	3

Total Activision and Blizzard	4,019	4,681	4,071	(662)	610	(14)	15
Distribution	323	306	418	17	(112)	6	(27)

Total non-GAAP net revenues(3)	$4,342	$4,987	$4,489	$(645)	$498	(13)%	11%

(1)
We define revenues from digital online channels as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products.

(2)
We have determined that some of our titles' online functionality represents an essential component of gameplay and as a result, represents a more-than-inconsequential separate deliverable. As such, we recognize revenues attributed to these titles over the estimated service periods, which range from five months to less than one year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(3)
Total non-GAAP net revenues presented also represents our total operating segment net revenues.

        The decrease in GAAP net revenues from retail channels for 2013, as compared to 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower revenues from our value business due to its more focused slate of titles, lower revenues from the launch of Call of Duty: Ghosts as compared to the launch of Call of Duty: Black Ops II, which was released in November 2012, and lower revenues from our Skylanders franchise. The decreases were partially offset by revenues from the release of Diablo III for the PS3 and Xbox 360 in September 2013, revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012.

        The increase in GAAP net revenues from retail channels for 2012, as compared to 2011, was the result of sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011) and revenues from Diablo III and World of Warcraft: Mists of Pandaria. The increase was partially offset by lower catalog sales of Call of Duty as well as other titles, and lower catalog revenues generated from World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty, which were released in 2010.

        The increase in GAAP net revenues from digital online channels for 2013, as compared to 2012, was primarily due to higher revenues from the current year releases of Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs, stronger revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, and revenues from StarCraft II: Heart of the Swarm, which was released in March 2013. The increases were partially offset by lower revenues from Diablo III for the PC, which was released in May 2012, lower subscription and value-added services revenues from the World of Warcraft franchise due to a lower number of subscribers as compared to same period in 2012, and lower revenues from our Call of Duty catalog titles.

        The decrease in GAAP net revenues from digital online channels for 2012, as compared to 2011, was primarily due to lower revenues from World of Warcraft subscriptions and lower net revenues from Call of Duty downloadable content packs released in 2012 for Call of Duty: Modern Warfare 3, in comparison to downloadable content packs released in 2011 for Call of Duty: Black Ops. The decrease was partially offset by the full game download sales of Diablo III and World of Warcraft: Mists of Pandaria, and revenues from Call of Duty Elite memberships.

        The decrease in non-GAAP net revenues from retail channels for 2013, as compared to 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower revenues from Call of Duty: Ghosts as compared to revenues in 2012 for Call of Duty: Black Ops II, fewer releases from our value business due to its more focused slate of titles, lower revenues from our Skylanders franchise and Call of Duty catalog titles, and lower sales from World of Warcraft: Mists of Pandaria, which was released in September 2012. The decreases were partially offset by sales from Diablo III for the PS3 and Xbox360, which was released in September 2013, as well as the sales from StarCraft II: Heart of the Swarm, which was released in March 2013.

        The increase in non-GAAP net revenues from retail channels for 2012, as compared to 2011, was the result of sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011), Diablo III and World of Warcraft: Mists of Pandaria. The increase was partially offset by lower catalog sales of Call of Duty titles as well as other titles, and lower catalog revenues generated from World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty, which were released in 2010.

        The decrease in non-GAAP net revenues from digital online channels for 2013, as compared to 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower subscription and value-added services revenues from the World of Warcraft franchise due to a lower number of subscribers as compared to same periods in 2012, and lower revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012. The decreases were partially offset by stronger revenues from the current year releases of Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs, stronger catalog sales of Call of Duty: Black Ops II in 2013, as compared to catalog sales of Call of Duty: Modern Warfare 3 in 2012, and revenues from StarCraft II: Heart of the Swarm, which was released in 2013.

        The increase in non-GAAP net revenues from digital online channels for 2012, as compared to 2011, was attributable to sales of full game digital downloads from the launches of World of Warcraft: Mists of Pandaria and Diablo III (which were launched in 2012) and memberships revenues from Call of Duty Elite (which was launched in late November 2011). The increase was partially offset by lower revenues from World of Warcraft subscriptions and lower net revenues from Call of Duty downloadable content packs.

Consolidated Results

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region for the years ended December 31, 2013, 2012, and 2011 (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011	Increase/ (decrease) 2013 v 2012	Increase/ (decrease) 2012 v 2011	% Change 2013 v 2012	% Change 2012 v 2011
Geographic region net revenues:
North America	$2,414	$2,436	$2,405	$(22)	$31	(1)%	1%
Europe	1,826	1,968	1,990	(142)	(22)	(7)	(1)
Asia Pacific	343	452	360	(109)	92	(24)	26

Consolidated net revenues	$4,583	$4,856	$4,755	$(273)	$101	(6)	2

        The increase/(decrease) in deferred revenues recognized by geographic region for the years ended December 31, 2013, 2012, and 2011 was as follows (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011	Increase/ (Decrease) 2013 v 2012	Increase/ (Decrease) 2012 v 2011
Deferred revenues recognized by geographic region:
North America	$108	$(78)	$154	$186	$(232)
Europe	107	(28)	104	135	(132)
Asia Pacific	26	(25)	8	51	(33)

Total impact on consolidated net revenues	241	(131)	266	372	(397)

        Consolidated net revenues in all regions decreased in 2013 as compared to 2012. As previously discussed, the decrease in the Company's consolidated net revenues in 2013, as compared to the same period in 2012, was mainly due to lower revenues from Diablo III for the PC, which was released in May 2012, lower revenues from our Skylanders franchise, lower revenues from the launch of Call of Duty: Ghosts as compared to the launch of Call of Duty: Black Ops II, and fewer releases from our value business due to its more focused slate of titles. In the Asia Pacific region, net revenues were further impacted by lower World of Warcraft revenues resulting from a lower number of subscribers. In all regions, the decreases were partially offset by a stronger performance from Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs, recognition of previously deferred revenues from Call of Duty: Black Ops II, and revenues from StarCraft II: Heart of the Swarm, which was released in 2013. The decreases in North America and Europe were also partially offset by the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria.

        In all regions, the increase in deferred revenues recognized in 2013, as compared to the same period in 2012, was primarily attributed to the lower deferral of revenues resulting from Call of Duty: Ghosts, which was released in November 2013, as compared to the deferral of revenues for Call of Duty: Black Ops II, which was released in November 2012, and recognition of previously deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, and World of Warcraft: Mists of Pandaria, which was released in September 2012, partially offset by the higher deferral of revenues from stronger catalog sales of Call of Duty: Black Ops II in 2013, as compared to catalog sales of Call of Duty: Modern Warfare 3 in 2012, and the deferral of revenues from Diablo III on the PS3 and Xbox 360, which was released in September 2013, and Call of Duty: Black Ops II digital downloadable content released in 2013.

        Consolidated net revenues from North America and Asia Pacific increased in 2012, as compared to 2011, primarily due to sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012, and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011), Diablo III and World of Warcraft: Mists of Pandaria. Sales of Diablo III accounted for the majority of the year-over-year increase in net revenues for the Asia Pacific region. The increase in consolidated net revenues from North America and Asia Pacific was partially offset by lower subscriptions revenues from World of Warcraft, lower catalog sales of Call of Duty titles as well as other titles, and lower catalog revenues generated from World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty, which were released in 2010.

        Consolidated net revenues from Europe decreased slightly in 2012, as compared to 2011, primarily due to lower subscription revenues from World of Warcraft, lower catalog sales of Call of Duty titles as well as other titles, lower catalog revenues generated from World of Warcraft: Cataclysm and from StarCraft II: Wings of Liberty, which were released in 2010, and lower revenues from our Distribution segment. The decrease was partially offset by sales from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and the full-year revenues from Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011), Diablo III and World of Warcraft: Mists of Pandaria. Further, in Europe and certain countries in Asia Pacific, net revenues were also negatively impacted due to the fact that we published titles for Lucas Arts in 2011, such as Lego Star Wars III, while no comparable title was published in 2012.

        The decrease in deferred revenues recognized in all regions for the year ended December 31, 2012, as compared to 2011 was primarily attributable to lower World of Warcraft subscription revenues, lower sales of Call of Duty digital downloadable content packs and catalogs titles, and lower catalog sales of World of Warcraft: Cataclysm and StarCraft II: Wings of Liberty, as well as an increase in revenues deferred due to the launch of both Diablo III and World of Warcraft: Mists of Pandaria. The decrease was partially offset by the recognition of the deferred revenues from Call of Duty: Modern Warfare 3.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $33 million, a negative impact of $114 million, and a positive impact of $100 million on Activision Blizzard's consolidated net revenues in

2013, 2012, and 2011, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the Euro.

Net Revenues by Platform

        The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2013, 2012, and 2011 (amounts in millions):

	Year Ended December 31, 2013	% of total(5) consolidated net revs.	Year Ended December 31, 2012	% of total(5) consolidated net revs.	Year Ended December 31, 2011	% of total(5) consolidated net revs.	Increase/ (Decrease) 2013 v 2012	Increase/ (Decrease) 2012 v 2011
Platform net revenues:
Online subscriptions(1)	$912	20%	$986	20%	$1,357	29%	$(74)	$(371)
PC	340	7	675	14	282	6	(335)	393
Console
Sony PlayStation(3)	963	21	876	18	948	20	87	(72)
Microsoft Xbox(4)	1,198	26	1,019	21	1,140	24	179	(121)
Nintendo Wii and Wii U	218	5	291	6	351	7	(73)	(60)

Total console	2,379	52	2,186	45	2,439	51	193	(253)
Other(2)	629	14	703	14	259	5	(74)	444

Total platform net revenues	4,260	93	4,550	94	4,337	91	(290)	213
Distribution	323	7	306	6	418	9	17	(112)

Total consolidated net revenues	$4,583	100%	$4,856	100%	$4,755	100%	$(273)	$101

        The increase / (decrease) in deferred revenues recognized by platform for years ended December 31, 2013, 2012, and 2011 was as follows (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011	Increase/ (Decrease) 2013 v 2012	Increase/ (Decrease) 2012 v 2011
Increase/(decrease) in deferred revenues recognized by platform:
Online subscriptions(1)	$107	$(85)	$202	$192	$(287)
PC	22	(37)	74	59	(111)
Console
Sony PlayStation(3)	14	(30)	(36)	44	6
Microsoft Xbox(4)	87	3	(43)	84	46
Nintendo Wii and Wii U	10	12	66	(2)	(54)

Total console	111	(15)	(13)	126	(2)

Other(2)	1	6	3	(5)	3

Total impact on consolidated net revenues	$241	$(131)	$266	$372	$(397)

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

(3)
Sony PlayStation includes revenues from PlayStation 4, PlayStation 3, and PlayStation 2.

(4)
Microsoft Xbox includes revenues from Xbox One and Xbox 360.

(5)
The percentages of total are presented as calculated. Therefore the sum of these percentages, as presented, may differ due to the impact of rounding.

        Net revenues from online subscriptions decreased in 2013, as compared to 2012, primarily as a result of lower revenues from Call of Duty Elite memberships, lower World of Warcraft subscription revenues, and lower Blizzard catalog sales from World of Warcraft: Cataclysm and value-added services. The decrease was partially offset by the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria. Net revenues from online subscriptions decreased in 2012, as compared to 2011, primarily as a result of lower World of Warcraft subscription revenues, and lower Blizzard catalog sales from World of Warcraft: Cataclysm, which was released in December 2010. The decrease was partially offset by revenues from Call of Duty Elite memberships and World of Warcraft: Mists of Pandaria.

        Net revenues from PC decreased in 2013, as compared to 2012, primarily as a result of lower revenues from Diablo III for the PC, which was released in May 2012, partially offset by revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and the recognition of previously deferred revenues from Call of Duty: Black Ops II. Net revenues from PC significantly increased in 2012, as compared to 2011, primarily as a result of sales of Diablo III. The increase was partially offset by the decrease in revenues from StarCraft II: Wings of Liberty, which was released in July 2010.

        Net revenues from PlayStation and Xbox increased in 2013, as compared to 2012, primarily due to strong revenues from Call of Duty: Black Ops II digital downloadable content, as compared to downloadable content packs for Call of Duty: Modern Warfare 3, and stronger catalog sales of Call of Duty: Black Ops II, as compared to catalog sales of Call of Duty: Modern Warfare 3. The increase was partially offset by lower revenues from our value business, due to its more focused slate of titles and lower revenues from sales of Call of Duty: Ghosts, as compared to revenues from sales of Call of Duty: Black Ops II in 2012. Net revenues from PlayStation and Xbox decreased in 2012, as compared to 2011, primarily due to lower revenues from Call of Duty downloadable content packs and catalog sales, partially offset by sales from the Skylanders franchise.

        Net revenues from Nintendo Wii and Wii U decreased in 2013, as compared to 2012, primarily due to lower sales from our Skylanders franchise and fewer title releases on the Wii and Wii U platforms. Net revenues from Nintendo Wii and Wii U decreased in 2012, as compared to 2011, primarily due to overall weaker catalog sales and fewer comparable releases, partially offset by additional revenues from titles associated with the launch of the Wii U.

        Net revenues from other decreased in 2013, as compared to 2012, primarily due to lower revenues from handheld titles and from sales of standalone toys and accessories from the Skylanders franchise. Net revenues from other significantly increased in 2012, as compared to 2011, primarily as a result of the sale of standalone toys and accessories from the Skylanders franchise (both from the launch of Skylanders Giants in the fourth quarter of 2012 and Skylanders Spyro's Adventure, which was launched in the fourth quarter of 2011).

        Deferred revenues recognized for online subscriptions increased in 2013, as compared to 2012, primarily due to recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower revenues deferred from the World of Warcraft franchise. Deferred revenues recognized for online subscriptions decreased in 2012 as compared to 2011, primarily due to revenues deferred from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower revenues recognized from World of Warcraft: Cataclysm, which was released in December 2010, and was partially offset by additional revenues recognized from Call of Duty Elite memberships in 2012.

        The increase in deferred revenues recognized for PC in 2013, as compared to 2012, was primarily related to the recognition of previously deferred revenues from Diablo III for the PC, partially offset by revenues deferred from Call of Duty: Ghosts, which was released in 2013, and Hearthstone: Heroes of Warcraft, which was released as a closed beta version in 2013. The decrease in deferred revenues recognized for PC in 2012, as compared to 2011, was primarily related to revenues deferred from the successful launch of Diablo III in May 2012 and a decrease in revenues recognized from catalog sales of StarCraft II: Wings of Liberty, which was released in July 2010.

        The increase in deferred revenues recognized for PlayStation and Xbox in 2013, as compared to 2012, was primarily due to higher recognition of previously deferred revenues from Call of Duty: Black Ops II, as compared to revenues deferred for Call of Duty: Ghosts, and from higher revenues recognized from Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs. The increase in deferred revenues recognized for Xbox in 2012 as compared to 2011 was primarily due to less revenues deferred from Call of Duty: Black Ops II.

        The decreases in deferred revenues recognized for Wii and Wii U in 2012, as compared to 2011, primarily relate to overall weaker catalog sales and fewer comparable releases, and were partially offset by additional deferred revenues recognized for Wii U titles.

Costs and Expenses

Cost of Sales

        The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2013, 2012, and 2011 (amounts in millions):

	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
Product costs	$1,053	23%	$1,116	23%	$1,134	24%	$(63)	$(18)
Online subscriptions	204	4	263	5	255	5	(59)	8
Software royalties and amortization	187	4	194	4	218	5	(7)	(24)
Intellectual property licenses	87	2	89	2	165	3	(2)	(76)

        Total cost of sales of $1,531 million decreased in 2013, as compared to total cost of sales of $1,662 million in 2012, primarily due to lower revenues in 2013. Cost of sales—product costs decreased primarily due to lower retail and physical product sales, partially offset by increased product costs from our Distribution segment. Cost of sales—online subscriptions decreased primarily due to lower online subscription revenues and cost reduction efforts in 2012 that benefited the current period.

        Total cost of sales of $1,662 million decreased in 2012, as compared to total cost of sales of $1,772 million in 2011, primarily due to a decrease in intellectual property license costs and a decrease in amortization of capitalized software development as we had fewer titles released during 2012, a decrease in amortization of intangible assets due to decreasing intangible assets balances year-over-year, and lower product costs from our Distribution segment due to lower revenues. These decreases in cost of sales were partially offset by higher product costs from our Activision and Blizzard segments due to higher revenues.

Product Development (amounts in millions)

	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
Product development	$584	13%	$604	12%	$629	13%	$(20)	$(25)

        For 2013, product development costs decreased, as compared to 2012, principally due to lower studio-related bonuses based on our 2013 financial performance, and lower external development costs, as our value business released fewer titles due to its more focused slate, partially offset by lower capitalization in 2013 of our overall product development costs related to future titles and the timing at which these titles reached technical feasibility.

        For 2012, product development costs decreased, as compared to 2011, principally due to higher capitalization in 2012 of our overall product development costs related to future titles and the timing at which these titles reached technical feasibility and lower stock option expenses. Additionally, product development costs in 2011 included larger amounts written off due to the cancellation of games under development, than in 2012. The decrease was partially offset by higher studio-related bonuses based on our 2012 financial performance.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
Sales and marketing	$606	13%	$578	12%	$545	11%	$28	$33

        Sales and marketing expenses increased in 2013, as compared to 2012, primarily due to increased spending on sales and marketing activities to support the Call of Duty and Skylanders franchises, offset by lower media spending by our value business due to its more focused slate of titles and by our Blizzard segment, due to higher spending in 2012 to support the launches of Diablo III and World of Warcraft: Mists of Pandaria. The increase in sales and marketing expenses was also due to our marketing investments related to Destiny.

        Sales and marketing expenses increased in 2012, as compared to 2011, primarily due to increased spending on sales and marketing activities to support the launches of Diablo III and World of Warcraft: Mists of Pandaria, as well as continued investments in our Skylanders franchise.

General and Administrative (amounts in millions)

	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
General and administrative	$490	11%	$561	12%	$456	10%	$(71)	$105

        General and administrative expenses decreased in 2013, as compared to 2012, primarily due to lower legal expenses (including legal-related accruals, settlements and fees), lower stock-based compensation expenses and lower bonus accruals, partially offset by the incurrence of bankers' and professional fees related to the Purchase Transaction and related debt financings.

        General and administrative expenses increased in 2012, as compared to 2011, primarily due to higher legal-related expenses (including legal-related accruals, settlements and fees), stock-based compensation expenses and additional accrued bonuses reflecting our strong 2012 financial performance.

Restructuring (amounts in millions)

	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
Restructuring	$—	—%	$—	—%	$25	1%	$—	$(25)

        There were no material restructuring expenses for the years ended December 31, 2013 and 2012.

        On February 3, 2011, the Company's Board of Directors authorized the 2011 Restructuring. The 2011 Restructuring focused on the development and publication of a reduced slate of titles on a going-forward basis, including the discontinuation of the development of music-based games, the closure of the related business unit and the cancellation of other titles then in production, along with a related reduction in studio headcount and corporate overhead. The costs related to the 2011 Restructuring activities included severance costs, facility exit costs, and exit costs from the cancellation of projects. The 2011 Restructuring was completed as of December 31, 2011, and we do not expect to incur additional restructuring expenses relating thereto. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for more detail and a roll forward of the restructuring liability that includes the beginning and ending liability, costs incurred, cash payments and non-cash write downs.

Interest and Other Investment Income (Expense), Net (amounts in millions)

	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Year Ended December 31, 2011	% of consolidated net revs.	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
Interest and other investment income (expense), net	$(53)	(1)%	$7	—%	$3	—%	$(60)	$4

        Interest and other investment income (expense), net, was ($53) million in 2013, as compared to $7 million in 2012, due to interest expense incurred from the Notes and the Term Loan, which were entered into in October 2013. Interest expense for 2013 reflects the interest from the period in which the Notes and the Term Loan were issued and drawn, respectively, to the end of the year. In 2014, our interest expense is expected to be higher as the Notes and the Term Loan will be outstanding for the entire year as compared to a shorter period in 2013.

        Interest and other investment income (expense), net, increased in 2012, as compared to 2011. The increase was primarily due to the net realized gain on our foreign exchange contracts of $2 million in 2012 as compared to a ($7) million loss in 2011. However, during 2012, we experienced lower yields on our investments, which partially offset the increase.

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2013	% of Pretax income	Year Ended December 31, 2012	% of Pretax income	Year Ended December 31, 2011	% of Pretax income	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
Income tax expense	$309	23.4%	$309	21.2%	$246	18.5%	$—	$63

        For 2013, the Company's income before income tax expense was $1.32 billion. Our income tax expense of $309 million resulted in an effective tax rate of 23.4%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% is due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of federal and California research and development ("R&D") credits, recognition of the retroactive reinstatement of the federal R&D tax credit described below, and the federal domestic production deduction.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the R&D tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and expired on December 31, 2013. The Company recorded the impact of the extension of the R&D tax credit related to the tax year ended December 31, 2012, as a discrete item the first quarter of 2013. The impact of the extension of the R&D tax credit resulted in a net tax benefit of approximately $12 million related to the tax year ended December 31, 2012.

        For 2012, the Company's income before income tax expense was $1.46 billion. Our income tax expense of $309 million resulted in an effective tax rate of 21.2%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% is due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of California R&D credits, the federal domestic production deduction, and a tax benefit resulting from a federal income tax audit settlement allocated to us by a subsidiary of Vivendi, as further discussed below.

        In 2013 and 2012, our U.S. income before income tax expense was $626 million and $668 million, respectively, and comprised 47% and 46%, respectively, of our consolidated income before income tax expense. In 2013 and 2012, the foreign income before income tax expense was $693 million and $790 million, respectively, and comprised 53% and 54%, respectively, of our consolidated income before income tax expense. In 2013 and 2012, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 13% and 17%, respectively.

        In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH's net operating loss ("NOL") carryforwards of approximately $676 million, which represent a potential future tax benefit of approximately $237 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard. As of December 31, 2013, we utilized $45 million of the NOL, which resulted in a benefit of $16 million, and a corresponding reserve was established as the position did not meet the "more-likely-than-not" standard. An indemnification asset of $16 million has been recorded in "Other Assets", and correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in "Treasury Stock".

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

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games tax years 2005 through 2010 remain open to examination by the major taxing authorities. The IRS is currently examining Vivendi Games tax returns for the 2005 through 2008 tax years.

        Activision Blizzard's tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2008 and 2009 tax years. The Company also has several state and non-U.S. audits pending.

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

        A more detailed analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $20 million and a negative impact of $67 million on Activision Blizzard's consolidated operating income in 2013 and 2012, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound and its impact on our foreign operating income.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2013	2012	Increase (Decrease) 2013 v 2012
Cash and cash equivalents	$4,410	$3,959	$451
Short-term investments	33	416	(383)

	$4,443	$4,375	$68

Percentage of total assets	32%	31%

	For the Years Ended December 31,
	2013	2012	2011	Increase (Decrease) 2013 v 2012	Increase (Decrease) 2012 v 2011
Cash flows provided by operating activities	$1,264	$1,345	$952	$(81)	$393
Cash flows provided by (used in) investing activities	308	(124)	266	432	(390)
Cash flows used in financing activities	(1,223)	(497)	(808)	(726)	311
Effect of foreign exchange rate changes	102	70	(57)	32	127

Net increase (decrease) in cash and cash equivalents	$451	$794	$353	$(343)	$441

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

        Cash flows provided by operating activities were lower for 2013, as compared to 2012, primarily due to lower net income and its impact on changes in our working capital accounts. Cash flows provided by operating activities were higher for 2012, as compared to 2011, primarily due to higher net income for the period and changes in our working capital accounts.

Cash Flows Provided by (Used in) Investing Activities

        The primary drivers of cash flows provided by (used in) investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

        Cash flows provided by investing activities were higher for 2013, as compared to 2012, primarily due to lower purchases of short-term investments. In 2013, proceeds from the maturity of investments were $304 million, the majority of which consisted of U.S. treasury and other government agency securities, and proceeds from sales of available-for-sale investments were $98 million, while purchases of short-term investments totaled $26 million. Further, capital expenditures, primarily related to property and equipment, were $74 million.

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

Cash Flows Used in Financing Activities

        The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock, and the payment of dividends.

        Cash flows used in financing activities were higher for 2013, as compared to 2012, primarily due to our repurchase of common stock from Vivendi in October 2013. As previously discussed, on October 11, 2013, we repurchased approximately 429 million shares of our common stock from Vivendi, pursuant to the Stock Purchase Agreement we entered into on July 25, 2013 with Vivendi and ASAC, an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of New VH, a Delaware corporation and wholly-owned subsidiary of Vivendi, which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction. The Purchase Transaction was funded with a combination of $1.2 billion of cash on hand, the net proceeds from the $2.5 billion Term Loan, maturing in October 2020, and the net proceeds from the issuance of $1.5 billion of the 2021 Notes and $750 million of the 2023 Notes. Refer to Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and below in Other Liquidity and Capital Resources for additional information.

        Additionally, cash flows used in financing activities for the year ended December 31, 2013 included an aggregate cash payment of our annual dividend of $216 million to holders of our common stock and restricted stock units, $59 million for financing costs related to the debt transactions for the Purchase Transaction, $49 million for taxes paid relating to the vesting of employees' restricted stock rights, and $6 million for a repayment of the principal on the Term Loan. Cash flows provided by financing activities for the year ended December 31, 2013 reflected proceeds from the issuance of long-term debt of $4.75 billion and proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises of $158 million.

        Cash flows used in financing activities were lower for 2012, as compared to 2011, primarily due to decreased share repurchase activities. Cash flows used in financing activities for the year ended December 31, 2012 primarily reflected an aggregate cash payment of our annual dividend of $204 million to holders of our common stock and restricted stock units. In addition, cash flows used in financing activities for the year ended December 31, 2012 reflect the repurchase of $315 million of our common stock under the Board-authorized stock repurchase programs and the payment of $16 million in taxes relating to the vesting of employees' restricted stock rights. The repurchases and dividend payments were partially offset by $33 million of proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises.

Other Liquidity and Capital Resources

        Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility. With our cash and cash equivalents and short-term investments of $4.4 billion at December 31, 2013, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($3.8 billion at December 31, 2013) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; funding of dividends; and payments related to debt obligations.

        As of December 31, 2013, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.3 billion, as compared to $2.6 billion as of December 31, 2012. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        On September 19, 2013, we issued, at par, $1.5 billion of the 2021 Notes and $750 million of the 2023 Notes. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.

        We may redeem the 2021 Notes on or after September 15, 2016 and the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a "make-whole premium", plus accrued and unpaid interest. In addition, upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest.

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock from Vivendi in exchange for $5.83 billion in cash, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the Purchase Transaction. We funded the Purchase Transaction with a combination of $1.2 billion of cash on hand, $2.5 billion from the Term Loan and $2.25 billion from the Notes, each as described above. Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of the Company's common stock for $2.34 billion in cash in the Private Sale.

        In connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") on October 11, 2013 for the $2.5 billion Term Loan, maturing in October 2020, and a $250 million secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Credit Facilities"), maturing in October 2018. A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. The proceeds of the Term Loan were used to fund the Purchase Transaction and related fees and expenses, and, to date, we have not drawn on the Revolver.

        Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its "prime rate," (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate ("LIBOR") rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%. At December 31, 2013, the Credit Facilities bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities would increase.

        In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

        We are required to make quarterly principal repayments of 0.25% of the Term Loan's original principal amount, with the balance due on the maturity date. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

        On January 29, 2014, the Board of Directors authorized a $375 million repayment of our Term Loan. Accordingly, we made this repayment on February 11, 2014. The repayment reduces the Term Loan's outstanding principal balance from $2.494 billion to $2.119 billion and is expected to reduce our contractual interest payments by approximately $10 million annually, based on the interest rate of 3.25% at December 31, 2013. The repayment also satisfies the required quarterly principal repayments (which total $25 million annually) through the maturity of the Term Loan.

        Agreements governing our indebtedness, including the indenture governing the Notes and the Credit Agreement impose operating and financial restrictions on our activities under certain conditions. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, the indenture and the Credit Agreement limit or prohibit our ability to, among other things: incur additional debt or make additional guarantees; pay distributions or dividends and repurchase stock; make other restricted payments, including without limitation, certain restricted investments; create liens; enter into agreements that restrict dividends from subsidiaries; engage in transactions with affiliates; and enter into mergers, consolidations or sales of substantially all of our assets.

        In addition, if, in the future, we borrow under the Revolver, as described in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we may be required, during certain periods where outstanding revolving loans exceed a certain threshold, to maintain a maximum senior secured net leverage ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement.

        As of December 31, 2013, (i) we had 704 million shares of our common stock issued and outstanding, approximately 64% of which was held by the public, (ii) Vivendi held 83 million shares, or approximately 12% of the outstanding shares of our common stock, and (iii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock.

        Based on cash and short-term investments of $4.44 billion, and outstanding debts of $4.74 billion of debt at December 31, 2013, the Company's net debt was $0.3 billion, where net debt is calculated as the total debt, less cash and short-term investments.

        On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014.

Capital Expenditures

        We made capital expenditures of $74 million in 2013, as compared to $73 million in 2012. In 2014, we anticipate total capital expenditures of approximately $100 million. Capital expenditures are expected to be primarily for computer hardware and software purchases.

Commitments

        In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2013 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Debt and Interest(2)	Total
For the Year Ending December 31,
2014	$34	$145	$74	$238	$491
2015	31	16	8	238	293
2016	27	2	1	238	268
2017	26	2	1	237	266
2018	25	—	—	236	261
Thereafter	46	2	—	5,246	5,294

Total	$189	$167	$84	$6,433	$6,873

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2013, we had $294 million of unrecognized tax benefits, of which $271 million was included in "Other Liabilities" and $23 million was included in "Accrued Expenses and Other Liabilities" in the consolidated balance sheet.

(2)
Debt and interest represent our obligations related to the contractual principal repayments and interest payments under the Term Loan and the Notes as of December 31, 2013. There was no outstanding balance under our Revolver as of December 31, 2013. The Notes are subject to fixed interest rates and we have calculated the interest obligation based on the applicable rates and payment dates for the Notes. The Term Loan bears a variable interest rate and interest is payable on a quarterly basis, along with required quarterly principal repayments of 0.25% of the original principal amount. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2013. Refer to Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our debt obligations. On February 11, 2014, we made a voluntary repayment of $375 million to the Term Loan. The repayment satisfies the required quarterly principal repayment. The contractual principal repayments of our debt, as shown in table above, are reduced by $25 million for each of the years ended December 31, 2014 through 2018 and by $250 million thereafter. Further, the repayment is expected to reduce contractual interest payments by approximately $10 million annually for each of the years ended December 31, 2014 through 2018 and by approximately $14 million thereafter based on the interest rate of 3.25% at December 31, 2013.

Off-balance Sheet Arrangements

        At December 31, 2013 and December 31, 2012, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as "structured finance" or "special purpose" entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

        Our Disclosure Committee, which operates under the Board-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current-quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct interviews with our senior management team, our legal counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

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

Revenue Recognition including Revenue Arrangements with Multiple Deliverables

        Certain of our revenue arrangements have multiple deliverables, which we account for in accordance with Accounting Standards Topic ("ASC") Topic 605 and Accounting Standards Update ("ASU") 2009-13. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes.

        Under ASC Topic 605 and ASU 2009-13, when a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific-objective-evidence ("VSOE") if it is available, third-party evidence ("TPE") if VSOE is not available, or best estimated selling price ("BESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the years ended December 31, 2013, 2012 and 2011. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The adoption of ASU 2009-13 on January 1, 2011 has not had a material impact on our financial statements. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of ASU 2009-13.

        Overall, we recognize revenues from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a "street date" (which is the earliest date these products may be sold by retailers). For these products, we recognize revenues on the later of the street date or the date the product is sold to the customer. Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality, we evaluate whether that feature or functionality is a more-than-inconsequential separate deliverable, in addition to the software product. This evaluation is performed for each software product and digital download of a title or product add-ons (including digital downloadable content), when it is released.

        When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we recognize all of the software-related revenues from the sale of any such title ratably over the estimated service period of the title. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. The costs of sales include manufacturing costs, software royalties and amortization, and intellectual property licenses.

        Determining whether the online functionality for a particular game constitutes a more-than-inconsequential deliverable, as well as the estimated service periods and product life over which to recognize the revenue and related costs of sales, is subjective and requires management's judgment.

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

        For games where the online functionality is a more-than-inconsequential deliverable and games for which we have a hosted service arrangement, we determine the game's estimated service period with consideration of various data points, including the weighted average number of days between players' first and last days played online, the average total hours played and the average number of days in which player activity stabilizes. We also consider known online trends, and the service periods of our previously released games and disclosed service periods for our competitor's games that are similar in nature.

        The estimated service periods for our current games range from five months to less than one year.

        For our software products with features we consider to be incidental to the overall product offering and are inconsequential deliverables, such as products which provide limited online features at no additional cost to the consumer, we recognize the related revenue from them upon the transfer of title and risk of loss of the product to our customer.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.

        Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period based on estimates of potential future product returns and price protection related to current period product revenues. We estimate the amount of future returns and price protection for current period product revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2013 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $4 million.

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

        We account for software development costs in accordance with ASC Subtopic 985-20, the guidance for costs of computer software to be sold, leased, or otherwise marketed. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—software royalties and amortization." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

        Commencing upon a product's release, capitalized software development costs are amortized to "Cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—intellectual property licenses." Capitalized intellectual property costs for products that are cancelled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation.

        Commencing upon a product's release, capitalized intellectual property license costs are amortized to "Cost of sales—intellectual property licenses" based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years and can be used in multiple products to be released over a period beyond one year, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

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

        Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Income Taxes

        We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC Topic 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of "more likely than not" that they will be realized in the future, a valuation allowance is recorded.

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

        Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of, or lapses in, the R&D tax credit laws; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by differences between amounts included in our tax filings and the estimate of such amounts included in our tax expenses; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

        There are various valuation techniques used to estimate fair value. These include (1) the market approach, where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset, liability or equity instrument being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the delayed receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (that is, the risk premium). Determining these cash flow estimates is inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

        Business Combinations.    We must estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

        Assessment of Impairment of Assets.    Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2013, 2012 and 2011.

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

        The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In determining the fair value of our reporting units, we assumed a discount rate of approximately 10.0%. The estimated fair value of both the Activision and Blizzard reporting units exceeded their carrying values by approximately $3 billion, or at least 25%, as of December 31, 2013. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance, and changes in economic conditions could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2013 and 2012 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 10.0%, and royalty saving rates of approximately 1.5% - 2.0%. A one percentage point increase in the discount rate would not yield an impairment charge to our trade names. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation—Stock Compensation, and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation expense is recognized during the requisite service periods (that is, the period for which the employee is being compensated) and is based on the value of stock-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

        We generally determine the fair value of restricted stock rights (including restricted stock units, restricted stock awards and performance shares) based on the closing market price of the Company's common stock on the date of grant. Certain restricted stock rights granted to our employees and senior management vest based on the achievement of pre-established performance or market conditions. We estimate the fair value of performance-based restricted stock rights at the closing market price of the Company's common stock on the date of grant. Each quarter, we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock rights over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based restricted stock rights at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock rights at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock rights at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

        For a detailed discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Reclassification of accumulated other comprehensive loss

        In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2012. We adopted this guidance and provided the required disclosures in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Accounting for cumulative translation adjustments

        In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, there was no material impact on our consolidated financial statements.

Presentation of unrecognized tax benefits

        In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. Upon adoption of this guidance on January 1, 2014, "Deferred income taxes, net" under non-current liabilities increased by approximately $46 million, and correspondingly, "Other liabilities" under non-current liabilities decreased by the same amount.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include Euros, British pounds, Australian dollars, South Korean won and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income from our international operations. Similarly, our revenues, operating expenses and net income will increase for our international operations if the U.S. dollar weakens against foreign currencies. We monitor currency volatility throughout the year.

        To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. In recent years, Vivendi has been our principal counterparty for our currency derivative contracts, but we have not had any outstanding currency derivative contracts with Vivendi as the counterparty since July 3, 2013. Further, in connection with the Purchase Transaction, we terminated our cash management services agreement with Vivendi as of October 31, 2013. Since the consummation of the Purchase Transaction, the counterparties for our currency derivative contracts have been large and reputable commercial or investment banks. The gross notional amount of outstanding foreign currency contracts was $34 million and $355 million at December 31, 2013 and 2012, respectively.

        We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these contracts as hedging instruments. Accordingly, we report the fair value of these contracts within "Other current assets" or "Other current liabilities" in our consolidated balance sheet and the changes in fair value within "General and administrative expense" or "Interest and other investment income (expense), net" in our consolidated statement of operations, depending on the nature of the contracts. For the year ended December 31, 2013, pre-tax net gains were not material.

For the years ended December 31, 2012 and 2011, we recognized a pre-tax net gain of $7 million and a pre-tax net loss of $8 million, respectively.

        In the absence of the hedging activities described above, as of December 31, 2013, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $90 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities. We do not currently use derivative financial instruments to manage interest rate risk. As of December 31, 2013, a hypothetical interest rate change on our variable rate debt of 1 percent would change interest expense on an annual basis by approximately $25 million. This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

        Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2013, our $4.41 billion of cash and cash equivalents were comprised primarily of money market funds. At December 31, 2013, our $33 million of short-term investments included $21 million of U.S. treasury and government-sponsored agency debt securities and $12 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at December 31, 2013. The Company has determined that, based on the composition of our investment portfolio as of December 31, 2013, there was no material interest rate risk exposure to the Company's consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2013, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2013, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders entitled "Proposal 1—Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct," "Corporate Governance Matters—Board of Directors and Committees—Board Committees" and "Corporate Governance Matters—Stockholder Recommendation of Directors" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders entitled "Executive Compensation" and "Director Compensation" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders entitled "Audit-Related Matters" to be filed with the Securities and Exchange Commission.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 85 herein.
2.
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2013, 2012, and 2011 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Activision Blizzard, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2014

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

        Each individual whose signature appears below constitutes and appoints Robert A. Kotick, and Dennis Durkin and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	February 28, 2014
By:	/s/ DENNIS DURKIN (Dennis Durkin)	Chief Financial Officer and Principal Financial Officer	February 28, 2014
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer and Principal Accounting Officer	February 28, 2014
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 28, 2014
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Chairman and Director	February 28, 2014

By:	/s/ BARRY MEYER (Barry Meyer)	Director	February 28, 2014
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 28, 2014
By:	/s/ PETER NOLAN (Peter Nolan)	Director	February 28, 2014
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	February 28, 2014
By:	/s/ ELAINE P. WYNN (Elaine P. Wynn)	Director	February 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 3, 2014

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2013	At December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$4,410	$3,959
Short-term investments	33	416
Accounts receivable, net of allowances of $381 and $332 at December 31, 2013 and December 31, 2012, respectively	515	707
Inventories, net	171	209
Software development	367	164
Intellectual property licenses	11	11
Deferred income taxes, net	321	487
Other current assets	413	321

Total current assets	6,241	6,274
Long-term investments	9	8
Software development	21	129
Intellectual property licenses	—	30
Property and equipment, net	138	141
Other assets	35	11
Intangible assets, net	43	68
Trademark and trade names	433	433
Goodwill	7,092	7,106

Total assets	$14,012	$14,200

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$355	$343
Deferred revenues	1,389	1,657
Accrued expenses and other liabilities	636	652
Current portion of long-term debt	25	—

Total current liabilities	2,405	2,652
Long-term debt, net	4,668	—
Deferred income taxes, net	20	25
Other liabilities	297	206

Total liabilities	7,390	2,883

Commitments and contingencies (Note 22)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,132,385,424 and 1,111,606,087 shares issued at December 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	9,682	9,450
Less: Treasury stock, at cost, 428,676,471 and 0 shares at December 31, 2013 and December 31, 2012, respectively	(5,814)	—
Retained earnings	2,686	1,893
Accumulated other comprehensive income (loss)	68	(26)

Total shareholders' equity	6,622	11,317

Total liabilities and shareholders' equity	$14,012	$14,200

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Net revenues
Product sales	$3,201	$3,620	$3,257
Subscription, licensing, and other revenues	1,382	1,236	1,498

Total net revenues	4,583	4,856	4,755
Costs and expenses
Cost of sales—product costs	1,053	1,116	1,134
Cost of sales—online subscriptions	204	263	255
Cost of sales—software royalties and amortization	187	194	218
Cost of sales—intellectual property licenses	87	89	165
Product development	584	604	629
Sales and marketing	606	578	545
General and administrative	490	561	456
Restructuring	—	—	25

Total costs and expenses	3,211	3,405	3,427

Operating income	1,372	1,451	1,328
Interest and other investment income (expense), net	(53)	7	3

Income before income tax expense	1,319	1,458	1,331
Income tax expense	309	309	246

Net income	$1,010	$1,149	$1,085

Earnings per common share
Basic	$0.96	$1.01	$0.93

Diluted	$0.95	$1.01	$0.92

Weighted-average number of shares outstanding
Basic	1,024	1,112	1,148
Diluted	1,035	1,118	1,156
Dividends per common share	$0.19	$0.18	$0.165

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$1,010	$1,149	$1,085
Other comprehensive income (loss):
Foreign currency translation adjustment	93	46	(61)
Unrealized gains on investments, net of deferred income taxes of $0 million, $0 million, and $1 million for the years ended December 31, 2013, 2012, and 2011, respectively	1	—	2

Other comprehensive income (loss)	$94	$46	$(59)

Comprehensive income	$1,104	$1,195	$1,026

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2013, 2012, and 2011

(Amounts and shares in millions, except per share data)

	Common Stock			Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital					Total Shareholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2010	1,382	$—	$12,353	(199)	$(2,194)	$57	$(13)	$10,203
Components of comprehensive income:
Net income	—	—	—	—	—	1,085	—	1,085
Other comprehensive income (loss)	—	—	—	—	—	—	(59)	(59)
Issuance of common stock pursuant to employee stock options	9	—	69	—	—	—	—	69
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	(15)	—	—	—	—	(15)
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	95	—	—	—	—	95
Dividends ($0.165 per common share)	—	—	—	—	—	(194)	—	(194)
Shares repurchased (see Note 20)	—	—	—	(61)	(692)	—	—	(692)
Retirement of treasury shares	(260)	—	(2,886)	260	2,886	—	—	—

Balance at December 31, 2011	1,133	$—	$9,616	—	$—	$948	$(72)	$10,492
Components of comprehensive income:
Net income	—	—	—	—	—	1,149	—	1,149
Other comprehensive income (loss)	—	—	—	—	—	—	46	46
Issuance of common stock pursuant to employee stock options	5	—	33	—	—	—	—	33
Issuance of common stock pursuant to restricted stock rights	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	(16)	—	—	—	—	(16)
Forfeiture of restricted stock rights	(3)	—	—	—	—	—	—	—
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	132	—	—	—	—	132
Dividends ($0.18 per common share)	—	—	—	—	—	(204)	—	(204)
Shares repurchased (see Note 20)	—	—	—	(26)	(315)	—	—	(315)
Retirement of treasury shares	(26)	—	(315)	26	315	—	—	—

Balance at December 31, 2012	1,112	$—	$9,450	—	$—	$1,893	$(26)	$11,317
Components of comprehensive income:
Net income	—	—	—	—	—	1,010	—	1,010
Other comprehensive income (loss)	—	—	—	—	—	—	94	94
Issuance of common stock pursuant to employee stock options	16	—	158	—	—	—	—	158
Issuance of common stock pursuant to restricted stock rights	8	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(4)	—	(49)	—	—	—	—	(49)
Tax benefit associated with employee stock awards	—	—	11	—	—	—	—	11
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	112	—	—	—	—	112
Dividends ($0.19 per common share)	—	—	—	—	—	(217)	—	(217)
Shares repurchased (see Note 20)	—	—	—	(429)	(5,830)	—	—	(5,830)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 18)	—	—	—	—	16	—	—	16

Balance at December 31, 2013	1,132	$—	$9,682	(429)	$(5,814)	$2,686	$68	$6,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,010	$1,149	$1,085
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	161	(10)	75
Provision for inventories	33	13	8
Depreciation and amortization	108	120	148
Loss on disposal of property and equipment	—	1	4
Impairment of goodwill (see Note 9)	—	—	12
Amortization and write-off of capitalized software development costs and intellectual property licenses(1)	207	208	287
Amortization of debt discount and debt financing costs	1	—	—
Stock-based compensation expense(2)	108	126	103
Excess tax benefits from stock awards	(29)	(5)	(24)
Changes in operating assets and liabilities:
Accounts receivable, net	198	(46)	13
Inventories	6	(75)	(42)
Software development and intellectual property licenses	(268)	(301)	(254)
Other assets	(67)	88	(67)
Deferred revenues	(275)	153	(248)
Accounts payable	7	(54)	31
Accrued expenses and other liabilities	64	(22)	(179)

Net cash provided by operating activities	1,264	1,345	952

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	304	444	740
Proceeds from auction rate securities called at par	—	10	10
Proceeds from sales of available-for-sale investments	98	—	—
Purchases of available-for-sale investments	(26)	(503)	(417)
Payment of contingent consideration	—	—	(3)
Capital expenditures	(74)	(73)	(72)
Decrease (increase) in restricted cash	6	(2)	8

Net cash provided by (used in) investing activities	308	(124)	266

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	158	33	69
Tax payment related to net share settlements on restricted stock rights	(49)	(16)	(15)
Excess tax benefits from stock awards	29	5	24
Repurchase of common stock	(5,830)	(315)	(692)
Dividends paid	(216)	(204)	(194)
Proceeds from issuance of long-term debt	4,750	—	—
Repayment of long-term debt	(6)	—	—
Payment of debt discount and financing costs	(59)	—	—

Net cash used in financing activities	(1,223)	(497)	(808)

Effect of foreign exchange rate changes on cash and cash equivalents	102	70	(57)

Net increase in cash and cash equivalents	451	794	353
Cash and cash equivalents at beginning of period	3,959	3,165	2,812

Cash and cash equivalents at end of period	$4,410	$3,959	$3,165

(1)
Excludes deferral and amortization of stock-based compensation expense.

(2)
Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

        Activision Blizzard, Inc. ("Activision Blizzard") is a leading global developer and publisher of interactive entertainment. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We publish online, personal computer ("PC"), video game console, handheld, mobile and tablet games. We maintain significant operations in the United States ("U.S."), Canada, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

The Business Combination and Recently Consummated Share Repurchase

        Activision Blizzard is the result of the 2008 business combination ("Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. and Vivendi became a majority shareholder of Activision. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol "ATVI."

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into on July 25, 2013, with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of Activision Blizzard's common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the "Private Sale"). Refer to Note 12 of the Notes to Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction.

        As a result of the Purchase Transaction and the Private Sale, approximately 64% of our outstanding common stock as of December 31, 2013 is owned by the public, approximately 12% is owned by Vivendi, and approximately 24% is owned by ASAC.

        Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content, including games from the Call of Duty® and Skylanders™ franchises. Activision develops games primarily based on internally-developed properties, as well as some licensed intellectual properties. We sell games through both retail channels and digital downloads. Activision currently offers games that operate on the Microsoft Corporation ("Microsoft") Xbox One ("Xbox One") and Xbox 360 ("Xbox 360"), Nintendo Co. Ltd. ("Nintendo") Wii U ("Wii U") and Wii ("Wii"), and Sony Computer Entertainment, Inc. ("Sony") PlayStation 4 ("PS4") and PlayStation 3

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

("PS3") console systems; the PC; the Nintendo 3DS ("3DS"), Nintendo Dual Screen ("DS"), and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through the World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC and iPad, including games in the multiple-award winning Diablo® and StarCraft® franchises. In September 2013, Blizzard released Diablo III for the PS3 and Xbox 360, and confirmed plans to adapt the game for the PS4. In addition, Blizzard maintains a proprietary online-game related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes, and other character customizations within the World of Warcraft gameplay; retail sales of physical "boxed" products; online download sales of PC products; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo III, and StarCraft II products. In August 2013, Blizzard released the closed beta version of Hearthstone™: Heroes of Warcraft™, a free-to-play digital collectible card game, and released the open beta version in January 2014.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Results of Adjustment

        During the year ended December 31, 2013, we identified through our internal processes that, in previous years, we erroneously under-accrued for certain indirect taxes for two countries in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years' financial statements as well as the full-year 2013 financial statements. As such, during the year ended December 31, 2013, we recorded an adjustment in our consolidated statements of operations which reduced "Total net revenues" by $8 million, "Interest and other investment income (expense), net" by $1 million, "Income before income tax expense" by $9 million, and "Net income" by $7 million. This adjustment reduced net revenues and income from operations before income tax expense by $8 million and $9 million, respectively, in each of our Blizzard segment, Europe region, and online subscriptions platform, as presented in Note 14 of the Notes to Consolidated Financial Statements. The adjustment increased "Accrued expenses and other liabilities" on our consolidated balance sheet by $9 million and represents a correction of an error. Operating cash flows were impacted by $9 million in 2013 when we settled the liability. The adjustment related to prior periods' net income as follows: (i) approximately $1 million for the quarter ended March 31, 2013; (ii) approximately $1 million for each quarter of 2012 (totaling approximately $4 million for the year ended December 31, 2012); (iii) approximately $2 million for the year ended December 31, 2011; and (iv) less than $1 million for the year ended December 31, 2010. Earnings per basic and diluted share were affected by less than $0.01 as a result of recording this adjustment.

        During the year ended December 31, 2012, we identified through our internal processes that, in previous years, we erroneously over-recognized revenues for a country in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years' financial statements as well as the full-year 2012 financial statements. As such, during the year ended December 31, 2012, we recorded an adjustment in our consolidated statements of operations which reduced "Total net revenues" by $11 million and "Net income" by $8 million. This adjustment reduced net revenues and income from operations before income tax expense by $11 million in each of our Blizzard segment, Europe region, and online subscriptions platform, as presented in Note 14 of the Notes to Consolidated Financial Statements. The adjustment increased "Deferred revenues" on our consolidated balance sheet by $11 million and represents a correction of an error. There was no impact to operating cash flows. The adjustment related to prior periods' net income as follows: (i) approximately $1 million for the quarter ended March 31, 2012; (ii) less than $1 million for each quarter of 2011 (totaling approximately $3 million for the year ended December 31, 2011); (iii) approximately $2 million for the year ended December 31, 2010; and (iv) approximately $3 million for periods prior to the year ended December 31, 2010. Earnings per basic and diluted share were affected by less than $0.01 as a result of recording this adjustment.

Cash and Cash Equivalents

        We consider all money market funds and highly liquid investments with original maturities of three months or less at the time of purchase to be "Cash and cash equivalents."

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Investment Securities

        Investments designated as available-for-sale securities are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale securities are excluded from earnings and are reported as a component of "Other comprehensive income (loss)."

        Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within "Short-term investments." In addition, investments with maturities beyond one year may be classified within "Short-term investments" if they are highly liquid in nature and represent the investment of cash that is available for current operations.

        The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in "Interest and other investment income (expense), net" in our consolidated statements of operations.

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

Financial Instruments

        The carrying amount of "Cash and cash equivalents," "Accounts receivable," "Accounts payable," and "Accrued expenses" substantively approximate fair value due to the short-term nature of these accounts. Our investments in U.S. treasuries, government agency securities, and corporate bonds are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. ARS are carried at fair value, which is estimated using an income-approach model.

        The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities, and earnings, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. We do not use derivatives for speculative or trading purposes and we do not designate these derivatives as hedging instruments under

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815. Accordingly, we report the fair value of these contracts within "Other current assets" or "Other current liabilities" in our consolidated balance sheets and the changes in fair value within "General and administrative expenses" and "Interest and other investment income (expense), net" in our consolidated statements of operations, depending on the nature of the contracts. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

Other-Than-Temporary Impairments

        The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is an other-than-temporary impairment. If the decline is determined to be other-than-temporary, the cost basis of the investment is written down to fair value. For available-for-sale fixed maturity instruments where credit-related impairments exist, other-than-temporary impairments are reported in the consolidated statements of operations and non-credit impairments are reported as a component of "Other comprehensive income (loss)."

Concentration of Credit Risk

        Our concentration of credit risk relates to depositors holding the Company's cash and cash equivalents and customers with significant accounts receivable balances.

        Our cash and cash equivalents are invested primarily in money market funds consisting of short-term, high-quality debt instruments issued by governments and governmental organizations, financial institutions and industrial companies.

        Our customer base includes retailers and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the U.S. and other countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We did not have any single customer that accounted for 10% or more of net revenues for the years ended December 31, 2013 and 2011. We had one customer for the Activision and Blizzard segments, GameStop, that accounted for approximately 10% of net revenues for the year ended December 31, 2012. We had one customer, Wal-Mart, that accounted for 24% and 20% of consolidated gross receivables at December 31, 2013 and 2012, respectively.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products.

        We account for software development costs in accordance with ASC Subtopic 985-20, the guidance for costs of computer software to be sold, leased, or otherwise marketed. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—software royalties and amortization." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

        Commencing upon a product's release, capitalized software development costs are amortized to "Cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—intellectual property licenses." Capitalized intellectual property costs for products that are cancelled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation.

        Commencing upon a product's release, capitalized intellectual property license costs are amortized to "Cost of sales—intellectual property licenses" based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years and can be used in multiple products to be released over a period beyond one year, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

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

        Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors.

Inventories

        Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor, and freight-in and are stated at the lower of cost (weighted-average method) or net realizable value. Inventories are relieved on a weighted average cost method.

Long-Lived Assets

        Property and Equipment.    Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life (i.e., 25 to 33 years for buildings, and 2 to 5 years for computer equipment, office furniture and other equipment) of the asset. When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are included in the consolidated statements of operations. Leasehold improvements are amortized using the straight-line method over the estimated life of the asset, not to exceed the length of the lease. Repair and maintenance costs are expensed as incurred.

        Goodwill and Other Indefinite-Lived Assets.    We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets as there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and acquired trade names are not amortized, but are subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31st.

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20, which provides that reporting units are generally operating segments or one reporting level below the operating segments. As of December 31, 2013 and 2012, our reporting units are the same as our operating segments: Activision, Blizzard, and Distribution. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit. We have determined that no impairment has occurred at December 31, 2013 and 2012 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2013 and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

2012 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

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

        Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets to determine whether an impairment exists. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have determined that there are no events or circumstances that indicate a potential impairment exists at December 31, 2013 and 2012.

Revenue Recognition

  Revenue Arrangements with Multiple Deliverables

        Certain of our revenue arrangements have multiple deliverables, which we account for in accordance with ASC Topic 605 and Accounting Standards Update ("ASU") 2009-13. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes.

        Under ASC Topic 605 and ASU 2009-13, when a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific-objective-evidence ("VSOE") if it is available, third-party evidence ("TPE") if VSOE is not available, or best estimated selling price ("BESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We do not have significant revenue arrangements that require BESP for the years ended December 31, 2013, 2012, and 2011. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE. The adoption of ASU 2009-13 on January 1, 2011 has not had a material impact on our financial statements. The pattern and timing of revenue recognition for deliverables and allocation of the arrangement consideration did not change upon the adoption of ASU 2009-13.

  Product Sales

        We recognize revenues from the sale of our products upon the transfer of title and risk of loss to our customers and once any performance obligations have been completed. Certain products are sold to customers with a "street date" (which is the earliest date these products may be sold by retailers). For these products, we recognize revenues on the later of the street date or the date the product is sold to the customer. Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality, we evaluate whether that feature or functionality is more than an inconsequential separate deliverable, in addition to the software product. This evaluation is performed for each software product and digital download of a title or product add-ons (including digital downloadable content), when it is released.

        When we determine that a software title contains online functionality that constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we recognize all of the software-related revenues from the sale of any such title ratably over the estimated service period of the title. In addition, we initially defer the costs of sales for the title (excluding intangible asset amortization), and recognize the costs of sales as the related revenues are recognized. The costs of sales include manufacturing costs, software royalties and amortization, and intellectual property licenses.

        Determining whether the online functionality for a particular game constitutes a more-than-inconsequential deliverable, as well as the estimated service periods and product life over which to recognize the revenue and related costs of sales, is subjective and requires management's judgment.

        We recognize revenues from World of Warcraft boxed products, expansion packs and value-added services, in each case with the related subscription service revenues, ratably over the estimated service period beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales," whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing, and other revenues."

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        For games where the online functionality is a more-than-inconsequential deliverable and games for which was have a hosted service arrangement, we determine the game's estimated service period with consideration of various data points, including the weighted-average number of days between players' first and last days played online, the average total hours played and the average number of days in which player activity stabilizes. We also consider known online trends, and the service periods of our previously released games and disclosed service periods for our competitor's games that are similar in nature.

        The estimated service periods for our current games range from five months to less than one year.

        For our software products with features we consider to be incidental to the overall product offering and are inconsequential deliverables, such as products which provide limited online features at no additional cost to the consumer, we recognize the related revenues upon the transfer of title and risk of loss of the product to our customer.

        With respect to online transactions, such as online downloads of titles or product add-ons that do not include a more-than-inconsequential separate service deliverable, revenues are recognized when the fee is paid by the online customer to purchase online content and the product is available for download or is activated for gameplay. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

        Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the selling price of our products and are reflected as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as sales and marketing expenses when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the benefit.

  Subscription Revenues

        Subscription revenues are mostly derived from World of Warcraft. World of Warcraft is a game that is playable through Blizzard's servers and is generally sold on a subscription-only basis.

        For World of Warcraft, after the first month of free usage that is included with the World of Warcraft boxed software, the World of Warcraft end user may enter into a subscription agreement for additional future access. Revenues associated with the sales of subscriptions via boxed software and prepaid subscription cards, as well as prepaid subscriptions sales, are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period. Value-added service revenues associated with subscriptions are recognized ratably over the estimated service periods.

  Licensing Revenues

        Third-party licensees in Russia, China and Taiwan distribute and host Blizzard's World of Warcraft game in their respective countries under license agreements, for which they pay the Company a royalty. We recognize these royalties as revenues based on the end users' activation of the underlying prepaid time, if all other performance obligations have been completed, or based on usage by the end user, when we have continuing service obligations. We recognize any upfront licensing fees received over the term of the contracts.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenues are generally recognized upon delivery of a master copy. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

  Other Revenues

        Other revenues primarily include licensing activity of intellectual property other than software to third-parties. Revenues are recorded upon the receipt of licensee statements, or upon the receipt of cash, provided the license period has begun and all performance obligations have been completed.

        Revenues are recorded net of taxes assessed by governmental authorities that are both imposed on and concurrent with the specific revenue-producing transaction between us and our customer, such as sales and value added taxes.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.

        Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price protection in any accounting period based on estimates of potential future product returns and price protection related to current period product revenues. We estimate the amount of future returns and price protection for current period product revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and performance of competing titles. The relative importance of these factors varies among titles depending upon, among other items, genre, platform, seasonality, and sales strategy.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons including, among others, a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2013 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $4 million.

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

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2013, 2012, and 2011 were $401 million, $396 million, and $343 million, respectively, and are included in "Sales and marketing expense" in the consolidated statements of operations.

Income Taxes

        We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC Topic 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of "more likely than not" that they will be realized in the future, a valuation allowance is recorded.

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

        When we determine whether instruments granted in stock-based payment transactions are participating securities, unvested stock-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. With participating securities, we are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from the earnings per common share calculation any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation—Stock Compensation, and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation expense is recognized during the requisite service period (that is, the period for which the employee is being compensated) and is based on the value of stock-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 included both compensation expense for stock- based payment awards granted by Activision, Inc. prior to, but not yet vested as of July 9, 2008, based on the revalued fair value estimated at July 9, 2008, and compensation expense for the stock-based payment awards granted by us subsequent to July 9, 2008.

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

        See Note 15 of the Notes to Consolidated Financial Statements.

3. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents with original maturities of three months or less at the date of purchase (amounts in millions):

	At December 31,
	2013	2012
Cash	$377	$425
Time deposits	3	23
Foreign government treasury bills	30	—
Money market funds	4,000	3,511

Cash and cash equivalents	$4,410	$3,959

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Investments

        The following table summarizes our short-term and long-term investments at December 31, 2013 and 2012 (amounts in millions):

At December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$21	$—	$—	$21
Restricted cash				12

Total short-term investments				$33

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$8	$1	$—	$9

At December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$387	$—	$—	$387
Corporate bonds	11	—	—	11
Restricted cash				18

Total short-term investments				$416

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$8	$—	$—	$8

        The following table summarizes the contractually stated maturities of our short-term and long-term investments classified as available-for-sale at December 31, 2013 (amounts in millions):

At December 31, 2013	Amortized cost	Fair Value
U.S. treasuries and government agency securities due in 1 year or less	$21	$21
Auction rate securities due after ten years	8	9

	$29	$30

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Inventories, Net

        Our inventories, net consist of the following (amounts in millions):

	At December 31,
	2013	2012
Finished goods	$149	$171
Purchased parts and components	22	38

Inventories, net	$171	$209

        Inventory reserves were $42 million and $22 million at December 31, 2013 and 2012, respectively.

6. Software Development and Intellectual Property Licenses

        The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At December 31, 2013	At December 31, 2012
Internally developed software costs	$189	$159
Payments made to third-party software developers	199	134

Total software development costs	$388	$293

Intellectual property licenses	$11	$41

        Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Amortization of capitalized software development costs and intellectual property licenses	$195	$205	$258
Write-offs and impairments	29	12	60

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2013	2012
Land	$1	$1
Buildings	5	5
Leasehold improvements	96	80
Computer equipment	424	362
Office furniture and other equipment	60	65

Total cost of property and equipment	586	513
Less accumulated depreciation	(448)	(372)

Property and equipment, net	$138	$141

        Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $84 million, $90 million, and $75 million, respectively.

        Rental expense was $35 million, $37 million and $38 million for the years ended December 31, 2013, 2012, and 2011, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2013
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(90)	$8
Internally-developed franchises	11 - 12 years	309	(274)	35

Total definite-lived intangible assets		$407	$(364)	$43

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

	At December 31, 2012
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(88)	$10
Internally-developed franchises	11 - 12 years	309	(251)	58

Total definite-lived intangible assets		$407	$(339)	$68

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

        Amortization expense of intangible assets was $24 million, $30 million, and $72 million for the years ended December 31, 2013, 2012, and 2011, respectively.

        At December 31, 2013, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2014	$15
2015	12
2016	7
2017	4
2018	3
Thereafter	2

Total	$43

        We did not record any impairment charges against our intangible assets for the years ended December 31, 2013, 2012 and 2011.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. Goodwill

        The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2013 and 2012 are as follows (amounts in millions):

	Activision	Blizzard	Total
Balance at December 31, 2011	$6,933	$178	$7,111
Tax benefit credited to goodwill	(5)	—	(5)

Balance at December 31, 2012	$6,928	$178	$7,106
Tax benefit credited to goodwill	(13)	—	(13)
Foreign exchange	(1)	—	(1)

Balance at December 31, 2013	$6,914	$178	$7,092

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

        During our 2011 annual impairment testing, the Company identified and recorded a $12 million impairment of goodwill, which was equal to the carrying amount of goodwill, related to the Distribution reporting unit. The impairment charge was recorded to "General and administrative" expense in the statement of operations. The impairment was due to declines in our expected future performance of the distribution business, which was a reflection of a continuing shift in the distribution of interactive entertainment software from retail distribution channels towards digital distribution and online gaming.

        At December 31, 2013 and 2012, the gross goodwill and accumulated impairment losses by reporting unit are as follows:

	Activision	Blizzard	Total
Balance at December 31, 2012:
Goodwill	$6,928	$178	$7,106
Accumulated impairment losses	—	—	—

Total	$6,928	$178	$7,106

Balance at December 31, 2013:
Goodwill	$6,914	$178	$7,092
Accumulated impairment losses	—	—	—

Total	$6,914	$178	$7,092

10. Current Accrued Expenses and Other Liabilities, and Other Current Assets

        Included in "Accrued expenses and other liabilities" of our consolidated balance sheets are accrued payroll related costs of $254 million and $280 million at December 31, 2013 and 2012, respectively.

        Included in "Other current assets" of our consolidated balance sheets are deferred cost of sales—product costs of $240 million and $245 million at December 31, 2013 and 2012, respectively.

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

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2013				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:
Money market funds	$4,000	$4,000	$—	$—	Cash and cash equivalents
Foreign government treasury bills	30	30	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	21	21	—	—	Short-term investments
Auction rate securities ("ARS")	9	—	—	9	Long-term investments

Total recurring fair value measurements	$4,060	$4,051	$—	$9

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

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

        The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at December 31, 2013 and 2012, respectively:

	Level 3
	ARS(a)	Total financial assets at fair value
Balance at December 31, 2011	$16	$16
Total unrealized gains included in other comprehensive income	2	2
Settlements	(10)	(10)

Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1

Balance at December 31, 2013	$9	$9

(a)
Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At December 31, 2013, assets measured at fair value using significant unobservable inputs

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

  (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

  Foreign Currency Forward Contracts Not Designated as Hedges

          We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. All foreign currency contracts are backed, in amount and by maturity, by an identified economic underlying item. In recent years, Vivendi has been our principal counterparty for our currency derivative contracts, but in connection with the Purchase Transaction described in Note 1 of the Notes to Consolidated Financial Statements, we terminated our cash management services agreement with Vivendi as of October 31, 2013. Further, we have not had any outstanding currency derivative contracts with Vivendi as the counterparty since July 3, 2013. Since the consummation of the Purchase Transaction, our counterparties for our currency derivative contracts have been large and reputable commercial or investment banks. The gross notional amount of outstanding foreign currency contracts was $34 million and $355 million at December 31, 2013 and 2012, respectively. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period and was not material as of December 31, 2013 or 2012.

          We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these contracts as hedging instruments. Accordingly, we report the fair value of these contracts within "Other current assets" or "Other current liabilities" in our consolidated balance sheets and the changes in fair value within "General and administrative expense" and "Interest and other investment income (expense), net" in our consolidated statements of operations, depending on the nature of the contracts. For the year ended December 31, 2013, pre-tax net gains were not material. For the years ended December 31, 2012 and 2011, we recognized a pre-tax net gain of $7 million and a pre-tax net loss of $8 million, respectively.

  Fair Value Measurements on a Non-Recurring Basis

          We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

          For the years ended December 31, 2013 and 2012, there were no impairment charges related to assets that are measured on a non-recurring basis. For the year ended December 31, 2011, we identified and recorded an impairment of $12 million related to the Distribution reporting unit. The decrease in fair value of the reporting unit was primarily due to the decrease of forecasted revenue from our Distribution segment in view of the industry's trend towards digital distribution.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

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

  12. Debt

          The proceeds from the credit facilities and the unsecured senior notes, as described below, were used to fund the Purchase Transaction disclosed in Note 1 of the Notes to Consolidated Financial Statements.

  Credit Facilities

          On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility (the "Term Loan"), maturing in October 2020, and a $250 million secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Credit Facilities"), maturing in October 2018. A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver.

          Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its "prime rate," (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate ("LIBOR") rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%. At December 31, 2013, the Credit Facilities bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities would increase.

          In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. Commitment fees are recorded within "Interest and other investment income (expense), net" on the consolidated statement of operations. We are also required to pay customary letter of credit fees and agency fees.

          We are required to make quarterly principal repayments of 0.25% of the Term Loan's original principal amount, with the balance due on the maturity date. Amounts borrowed under the Term Loan

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

  and repaid may not be re-borrowed. On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan. This repayment satisfies the required quarterly principal repayments.

          The Credit Facilities are guaranteed by certain of the Company's U.S. subsidiaries, whose assets represent approximately 70% of our consolidated assets. The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions. If our obligations under the Revolver exceed 15% of the total facility amount as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement. Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders' commitments to extend credit under the Credit Agreement may be terminated. In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of December 31, 2013.

  Unsecured Senior Notes

          On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the 2021 Notes, the "Notes") in a private offering to qualified institutional buyers made in accordance with Rule 144A under the Securities Act of 1933, as amended.

          The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by the Guarantors. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company's existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions. The Company was in compliance with the terms of the Notes as of December 31, 2013.

          Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. As of December 31, 2013, we had interest payable of $38 million related to the Notes recorded within "Accrued expenses and other liabilities" in our consolidated balance sheet.

          We may redeem the 2021 Notes on or after September 15, 2016 and the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a "make-whole premium", plus accrued and unpaid interest. Upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

  holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest. These redemption options are considered clearly and closely related to the Notes and are not accounted for separately upon issuance.

          For the year ended December 31, 2013, we recorded $52 million of fees associated with the closing of the Term Loan and the Notes as debt discount, which reduced the carrying value of the Term Loan and the Notes. The debt discount will be amortized over the respective terms of the Term Loan and the Notes. Amortization expense is recorded within "Interest and other investment income (expense), net" in our consolidated statement of operations.

          A summary of our debt is as follows (amounts in millions):

	December 31, 2013
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$2,494	$(12)	$2,482
2021 Notes	1,500	(26)	1,474
2023 Notes	750	(13)	737

Total debt	$4,744	$(51)	$4,693
Less: current portion of long-term debt	(25)	—	(25)

Total long-term debt	$4,719	$(51)	$4,668

          For the year ended December 31, 2013, interest expense was $57 million. Amortization of the debt discount for the Credit Facilities and Notes was $1 million and commitment fees for the Revolver were not material.

          As of December 31, 2013, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2014	$25
2015	25
2016	25
2017	25
2018	25
Thereafter	4,619

Total	$4,744

          As of December 31, 2013, the carrying value of the Term Loan approximates the fair value, as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. As of December 31, 2013, the fair values of the 2021 Notes and 2023 Notes, based on Level 2 inputs, were $1,559 million and $785 million, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

        On February 11, 2014, we made a voluntary $375 million repayment on the Term Loan. The repayment reduces the outstanding principal balance by $375 million. The repayment also satisfies the required quarterly principal repayments. The scheduled maturities and contractual principal repayments of our debt, as shown in table above, are reduced by $25 million for each of the years ended December 31, 2014 through 2018 and by $250 million thereafter. Since this voluntary principal repayment was not a contractual requirement as of December 31, 2013 and the Board of Directors did not approve the repayment until January 2014, only the contractual principal repayment of $25 million for 2014 has been reflected as "Current portion of long-term debt" in our consolidated balance sheet as of December 31, 2013.

Deferred Financing Costs

        Costs incurred to obtain our long-term debt are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and Notes. For the year ended December 31, 2013, we recorded $7 million of deferred financing costs within "Other assets—non-current" in our consolidated balance sheet. For the year ended December 31, 2013, amortization expense related to the deferred financing costs was not material and is recorded within "Interest and other investment income (expense), net" in our consolidated statement of operations.

13. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2013 and 2012, were as follows (amounts in millions):

	For the Year Ended December 31, 2013
	Foreign currency translation adjustments	Unrealized gain on available-for- sale securities	Total
Balance at December 31, 2012	$(26)	$—	$(26)
Other comprehensive income (loss) before reclassifications	93	1	94
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at December 31, 2013	$67	$1	$68

	For the Year Ended December 31, 2012
	Foreign currency translation adjustments	Unrealized gain on available-for- sale securities	Total
Balance at December 31, 2011	$(72)	$—	$(72)
Other comprehensive income (loss) before reclassifications	46	—	46
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Balance at December 31, 2012	$(26)	$—	$(26)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Accumulated Other Comprehensive Income (Loss) (Continued)

        Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

14. Operating Segments and Geographic Region

        Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we conduct our business through three operating segments: Activision, Blizzard and Distribution (see Note 1 of the Notes to Consolidated Financial Statements). We do not aggregate operating segments.

        The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets as a result of purchase price accounting, impairment of goodwill and intangible assets, and expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2013, 2012, and 2011 are presented below (amounts in millions):

	Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	Net revenues			Income (loss) from operations before income tax expense
Activision	$2,895	$3,072	$2,828	$971	$970	$851
Blizzard	1,124	1,609	1,243	376	717	496
Distribution	323	306	418	8	11	11

Operating segments total	4,342	4,987	4,489	1,355	1,698	1,358
Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	241	(131)	266	229	(91)	183
Stock-based compensation expense	—	—	—	(110)	(126)	(103)
Restructuring	—	—	—	—	—	(26)
Amortization of intangible assets	—	—	—	(23)	(30)	(72)
Impairment of goodwill	—	—	—	—	—	(12)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	—	(79)	—	—

Consolidated net revenues / operating income	$4,583	$4,856	$4,755	$1,372	$1,451	$1,328

Interest and other investment income (expense), net				(53)	7	3

Consolidated income before income tax expense				$1,319	$1,458	$1,331

        For the year ended December 31, 2011, included in the restructuring expense above was the restructuring expense of $1 million, related to the Business Combination consummated in July 2008,

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Region (Continued)

reflected in "General and administrative expense" in our consolidated statement of operations. See Note 16 of the Notes to Consolidated Financial Statements for more detail.

        Geographic information presented below for the years ended December 31, 2013, 2012, and 2011 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Years ended December 31,
	2013	2012	2011
Net revenues by geographic region:
North America	$2,414	$2,436	$2,405
Europe	1,826	1,968	1,990
Asia Pacific	343	452	360

Total consolidated net revenues	$4,583	$4,856	$4,755

        The Company's net revenues in the U.S. were 51%, 48%, and 49% of consolidated net revenues for the years ended December 31, 2013, 2012, and 2011, respectively. The Company's net revenues in the U.K. were 14%, 14%, and 16% of consolidated net revenues for the years ended December 31, 2013, 2012, and 2011, respectively. The Company's net revenues in France were 12%, 13%, and 14% of consolidated net revenues for the years ended December 31, 2013, 2012, and 2011, respectively. No other country's net revenues exceeded 10% of consolidated net revenues.

        Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2013	2012	2011
Net revenues by platform:
Console	$2,379	$2,186	$2,439
Online subscriptions(1)	912	986	1,357
Other(2)	629	703	259
PC	340	675	282

Total platform net revenues	4,260	4,550	4,337
Distribution	323	306	418

Total consolidated net revenues	$4,583	$4,856	$4,755

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Region (Continued)

        Long-lived assets by geographic region at December 31, 2013, 2012, and 2011 were as follows (amounts in millions):

	Years Ended December 31,
	2013	2012	2011
Long-lived assets* by geographic region:
North America	$102	$90	$105
Europe	29	40	46
Asia Pacific	7	11	12

Total long-lived assets by geographic region	$138	$141	$163

*
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

        For information regarding significant customers, see "Concentration of Credit Risk" in Note 2 of the Notes to Consolidated Financial Statements.

15. Stock-Based Compensation

Activision Blizzard Equity Incentive Plans

        The Activision Blizzard Inc. 2008 Incentive Plan was adopted by our Board on July 28, 2008, approved by our stockholders and amended and restated by our Board on September 24, 2008, further amended and restated by our Board with stockholder approval on June 3, 2009, further amended and restated by the Compensation Committee of our Board with stockholder approval on December 17, 2009, further amended and restated by our Board and the Compensation Committee of our Board with shareholder approval on June 3, 2010, and further amended and restated by our Board with shareholder approval on June 7, 2012 (as so amended and restated, the "2008 Plan"). The 2008 Plan authorizes the Compensation Committee of our Board of Directors to provide stock-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2008 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for performance to the directors, officers, and employees of, and consultants to, Activision Blizzard and its subsidiaries.

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

15. Stock-Based Compensation (Continued)

date of grant, or vesting annually over a period of three to five years, or vest only if certain performance measures are met. In addition, under the terms of the 2008 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on NASDAQ.

        At December 31, 2013, 34 million shares of our common stock were available for issuance under the 2008 Plan. The number of shares of our common stock reserved for issuance under the 2008 Plan may be further increased from time to time by: (i) the number of shares relating to awards outstanding under any prior stock compensation plans that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; and (ii) if the exercise price of any option outstanding under any prior plan is, or the tax withholding requirements with respect to any award outstanding under any prior plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares. At December 31, 2013, we had approximately 45 million shares of our common stock reserved for future issuance under the 2008 Plan. Shares issued in connection with awards made under the 2008 Plan are generally issued as new stock issuances.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

        The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and Director Options
	For the Years Ended December 31,
	2013	2012	2011
Expected life (in years)	6.44	7.05	6.58
Risk free interest rate	1.86%	1.12%	1.91%
Volatility	39.00%	40.76%	43.50%
Dividend yield	1.08%	1.65%	1.34%
Weighted-average fair value at grant date	$4.97	$3.47	$4.17

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility. Based on these methods, for options granted during the year ended December 31, 2013, the expected stock price volatility ranged from 25.73% to 39.00%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial-lattice model, the risk-free rate reflects the expected movement in the interest rate from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate"). The expected dividend yield assumption for options granted during the year ended December 31, 2013 is based on the Company's historical and expected future amount of dividend payouts.

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

        As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2013, 2012, and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

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

Stock Option Activities

        Stock option activities for the year ended December 31, 2013 are as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding stock options at December 31, 2012	51,748	$11.45
Granted	3,506	17.58
Exercised	(16,001)	9.91
Forfeited	(267)	11.93
Expired	(182)	11.62

Outstanding stock options at December 31, 2013	38,804	12.63	5.82	$202

Vested and expected to vest at December 31, 2013	37,856	$12.58	5.17	$199
Exercisable at December 31, 2013	29,397	$12.27	4.99	$165

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $104 million, $25 million, and $47 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total grant date fair value of options vested was $29 million, $47 million, and $57 million for the years ended December 31, 2013, 2012, and 2011, respectively.

        At December 31, 2013, $21 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.41 years.

Restricted Stock Units and Restricted Stock Awards Activities

        We grant restricted stock units, which represent the right to receive shares of our common stock, and restricted stock awards, which are issued and outstanding upon grant but subject to the risk of forfeiture (collectively referred to as "restricted stock rights"), under the 2008 Plan to employees around the world, and we assumed, as a result of the Business Combination, the restricted stock rights granted by Activision, Inc. Vesting for restricted stock rights is contingent upon the holders' continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Holders of restricted stock are restricted from selling the shares until they vest. Upon vesting

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

of restricted stock rights, we may withhold shares otherwise deliverable to satisfy tax withholding requirements.

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2013 (amounts in thousands except per share amounts):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Unvested restricted stock rights balance at December 31, 2012	25,605	$12.29
Granted	5,520	16.31
Vested	(7,841)	12.64
Forfeited	(719)	11.92

Unvested restricted stock rights balance at December 31, 2013	22,565	12.63

        At December 31, 2013, approximately $100 million of total unrecognized compensation cost was related to restricted stock rights and is expected to be recognized over a weighted-average period of 1.50 years. Of the total unrecognized compensation cost, $17 million was related to performance-vesting restricted stock rights, which is expected to be recognized over a weighted-average period of 1.34 years. The total grant date fair value of vested restricted stock rights was $57 million, $45 million and $37 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The income tax benefit from stock option exercises and restricted stock rights was $77 million, $20 million, and $28 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Stock-Based Compensation Expense

        The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Cost of sales—software royalties and amortization	$17	$9	$10
Product development	33	20	40
Sales and marketing	7	8	6
General and administrative	53	89	47

Stock-based compensation expense before income taxes	110	126	103
Income tax benefit	(40)	(46)	(38)

Total stock-based compensation expense, net of income tax benefit	$70	$80	$65

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

        The following table summarizes stock-based compensation included in our consolidated balance sheets as a component of "Software development" (amounts in millions):

Software Development
Balance at December 31, 2010	$20
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(37)

Balance at December 31, 2011	$10
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(18)

Balance at December 31, 2012	$19
Stock-based compensation expense capitalized and deferred during period	34
Amortization of capitalized and deferred stock-based compensation expense	(31)

Balance at December 31, 2013	$22

16. Restructuring

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

        The following table details the amount of the 2011 Restructuring reserves included in "Accrued Expenses and Other Liabilities" in our consolidated balance sheets at December 31, 2013, 2012, and 2011 (amounts in millions):

	Severance	Facilities costs	Contract termination costs	Total
Balance at January 1, 2011	$—	$—	$—	$—
Costs charged to expense	20	4	1	25
Costs paid or otherwise settled	(16)	(1)	(1)	(18)

Balance at December 31, 2011	$4	$3	$—	$7
Costs paid or otherwise settled	(4)	—	—	(4)

Balance at December 31, 2012	$—	$3	$—	$3
Costs paid or otherwise settled	—	—	—	—

Balance at December 31, 2013	$—	$3	$—	$3

        The 2011 Restructuring charges for the year ended December 31, 2011 was $25 million. These charges, as well as the 2011 Restructuring reserve balances at December 31, 2013 and 2012 were recorded within our Activision segment. We completed the 2011 Restructuring as of December 31, 2011 and we do not expect to incur significant additional restructuring expenses relating thereto.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Interest and Other Investment Income (Expense), Net

        Interest and other investment income (expense), net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Interest income	$5	$6	$14
Interest expense	—	(1)	(4)
Interest expense from debt and amortization of debt discount and deferred financing costs	(58)	—	—
Net realized gain (loss) on foreign exchange contracts	—	2	(7)

Interest and other investment income (expense), net	$(53)	$7	$3

18. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Income before income tax expense:
Domestic	$626	$668	$623
Foreign	693	790	708

	$1,319	$1,458	$1,331

Income tax expense (benefit):
Current:
Federal	$100	$256	$144
State	6	14	(2)
Foreign	31	49	28

Total current	137	319	170

Deferred:
Federal	134	12	61
State	(12)	(11)	(4)
Foreign	39	(11)	19

Total deferred	161	(10)	76

Add back tax benefit credited to additional paid-in capital:
Excess tax benefit associated with stock options	11	—	—

Income tax expense	$309	$309	$246

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) (the effective tax rate) for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2013		2012		2011
Federal income tax provision at statutory rate	$462	35%	$510	35%	$466	35%
State taxes, net of federal benefit	6	—	31	2	18	1
Research and development credits	(49)	(4)	(10)	(1)	(21)	(2)
Domestic production activity deduction	(9)	(1)	(17)	(1)	(15)	(1)
Foreign rate differential	(174)	(13)	(241)	(17)	(202)	(15)
Change in tax reserves	89	7	53	4	23	2
Shortfall from employee stock option exercises	—	—	8	—	9	1
Return to provision adjustment	(3)	—	(4)	—	(44)	(3)
Net Operating Loss tax attribute received from Internal Revenue Service audit	—	—	(46)	(3)	—	—
Net Operating Loss tax attribute assumed from Purchase Transaction	(16)	(1)	—	—	—	—
Other	3	—	25	2	12	1

Income tax expense	$309	23%	$309	21%	$246	19%

        In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH's net operating loss ("NOL") carryforwards of approximately $676 million, which represent a potential future tax benefit of approximately $237 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction as the benefit from these tax attributes did not meet the "more-likely-than-not" standard. As of December 31, 2013, we utilized $45 million of the NOL, which resulted in a benefit of $16 million, and a corresponding reserve was established as the position did not meet the "more-likely-than-not" standard. An indemnification asset of $16 million has been recorded in "Other Assets", and correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in "Treasury Stock" (see Note 1 of the Notes to Consolidated Financial Statements for details about the share repurchase).

        As previously disclosed, on July 9, 2008, the Business Combination occurred amongst Vivendi, the Company and certain of their respective subsidiaries, pursuant to which Vivendi Games, then a member of the consolidated U.S. tax group of Vivendi's subsidiary, Vivendi Holdings I Corp. ("VHI"), became a subsidiary of the Company. As a result of the Business Combination, the favorable tax attributes of Vivendi Games carried forward to the Company. In late August 2012, VHI settled a federal income tax audit with the Internal Revenue Service ("IRS") for the tax years ended December 31, 2002, 2003, and 2004. In connection with the settlement agreement, VHI's consolidated federal NOL carryovers were adjusted and allocated to various companies that were part of its consolidated group during the relevant periods. This allocation resulted in a $132 million federal NOL

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

allocation to Vivendi Games. In September 2012, the Company filed an amended tax return for its December 31, 2008 tax year to utilize these additional federal net operating losses allocated as a result of the aforementioned settlement, resulting in the recording of a one-time tax benefit of $46 million. Prior to the settlement, and given the uncertainty of the VHI audit, the Company had insufficient information to allow it to record or disclose any information related to the audit until the quarter ended September 30, 2012, as disclosed in the Company's Form 10-Q for that period.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the President of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the research and development ("R&D") tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012, and expired on December 31, 2013. The Company recorded the impact of the extension of the R&D tax credit related to the tax year ended December 31, 2012, as a discrete item the first quarter of 2013. The impact of the extension of the R&D tax credit resulted in a net tax benefit of approximately $12 million related to the tax year ended December 31, 2012.

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2013	2012
Deferred tax assets:
Reserves and allowances	$3	$11
Allowance for sales returns and price protection	63	56
Inventory reserve	8	5
Accrued expenses	48	65
Deferred revenue	273	357
Tax credit carryforwards	81	62
Net operating loss carryforwards	11	14
Stock-based compensation	91	119
Foreign deferred assets	13	7
Transaction costs	11	—
Other	9	2

Deferred tax assets	611	698
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	611	698

Deferred tax liabilities:
Intangibles	(152)	(161)
Prepaid royalties	(71)	—
Capitalized software development expenses	(60)	(54)
State taxes	(27)	(21)

Deferred tax liabilities	(310)	(236)

Net deferred tax assets	$301	$462

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        As of December 31, 2013 we have various state NOL carryforwards totaling $16 million that will begin to expire in 2014. We have tax credit carryforwards of $6 million and $75 million for federal and state purposes, respectively, which begin to expire in fiscal 2016. Through our foreign operations, we have approximately $37 million in NOL carryforwards at December 31, 2013, attributed mainly to losses in France and Ireland, the majority of which can be carried forward indefinitely.

        We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more-likely-than-not" standard. Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes it is more likely than not that the net carrying value of the U.S. deferred tax assets will be realized. At December 31, 2013 and 2012, there are no valuation allowances on deferred tax assets.

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $2,593 million at December 31, 2013. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. Determination of the unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexity of the hypothetical calculation. In the event of a distribution of these earnings to the U.S. in the form of a dividend, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games tax years 2005 through 2010 remain open to examination by the major taxing authorities. The Internal Revenue Service is currently examining Vivendi Games tax returns for the 2005 through 2008 tax years. Although the final resolution of the examination is uncertain, based on current information, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

        Activision Blizzard's tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining the Company's federal tax returns for the 2008 and 2009 tax years. The Company also has several state and non-U.S. audits pending. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        As of December 31, 2013, we had approximately $294 million in total unrecognized tax benefits, all of which would affect our effective tax rate if recognized. A reconciliation of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Unrecognized tax benefits balance at January 1	$207	$154	$132
Gross increase for tax positions of prior years	1	3	4
Gross increase for tax positions of current year	91	59	65
Settlement with taxing authorities	—	(8)	—
Lapse of statute of limitations	(5)	(1)	(47)

Unrecognized tax benefits balance at December 31	$294	$207	$154

        As of December 31, 2013 and 2012, we reflected $271 million and $197 million, respectively, of income tax liabilities as non-current liabilities because payment of cash or settlement is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in "Other liabilities" in our consolidated balance sheets as of December 31, 2013 and 2012.

        We recognize interest and penalties related to uncertain tax positions in "Income tax expense." As of December 31, 2013 and 2012, we had approximately $13 million and $11 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the year ended December 31, 2013, we recorded $2 million of interest expense related to uncertain tax positions. For the year ended December 31, 2012, we did not have any material interest expense and penalties related to uncertain tax positions. For the year ended December 31, 2011, we recorded $1 million of interest expense related to uncertain tax positions.

        Based on the current status with the IRS, there is insufficient information to identify any significant changes in unrecognized tax benefits in the next twelve months. However, the Company may recognize a benefit of up to approximately $23 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Computation of Basic/Diluted Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Consolidated net income	$1,010	$1,149	$1,085
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(5)	(4)	(3)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(18)	(20)	(13)

Numerator for basic and diluted earnings per common share—income available to common shareholders	987	1,125	1,069
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	1,024	1,112	1,148
Effect of potential dilutive common shares under the treasury stock method: Employee stock options	11	6	8

Denominator for diluted earnings per common share—weighted- average common shares outstanding plus dilutive effect of employee stock options	1,035	1,118	1,156

Basic earnings per common share	$0.96	$1.01	$0.93

Diluted earnings per common share	$0.95	$1.01	$0.92

        Our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) met the definition of participating securities based on their respective rights to dividends or dividend equivalents. Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2013 and 2012, we had outstanding unvested restricted stock rights with respect to 24 million shares of common stock on a weighted-average basis.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 5 million, 25 million, and 25 million shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2013, 2012, and 2011, respectively, as the effect of their inclusion would be anti-dilutive.

20. Capital Transactions

Stock Purchase Agreement

        As described in Note 1 of the Notes to Consolidated Financial Statements, on October 11, 2013, we completed the Purchase Transaction, repurchasing approximately 429 million shares of our common stock for a cash payment of $5.83 billion, pursuant to the terms of the Stock Purchase Agreement

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Capital Transactions (Continued)

(refer to Note 12 of the Notes to Consolidated Financial Statements for financing details of the Purchase Transaction). The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

Repurchase Program

        On February 2, 2012, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock. During the year ended December 31, 2013, there were no repurchases pursuant to this stock repurchase program. During the year ended December 31, 2012, we repurchased 4 million shares of our common stock for $54 million pursuant to this stock repurchase program. The 2012 stock repurchase program expired on March 31, 2013.

        On February 3, 2011, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock. During the year ended December 31, 2012, we repurchased 22 million shares of our common stock for $261 million pursuant to this stock repurchase plan. During the year ended December 31, 2011, we repurchased 59 million shares of our common stock for $670 million pursuant to this stock repurchase program. The 2011 stock repurchase program expired on March 31, 2012.

        On February 10, 2010, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock. In January 2011, we settled a $22 million purchase of 2 million shares of our common stock that we had agreed to repurchase in December 2010 pursuant to this stock repurchase program. The 2010 stock repurchase program expired on December 31, 2010.

Dividend

        On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014.

        On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share, payable on May 15, 2013, to shareholders of record at the close of business on March 20, 2013. On May 15, 2013, we made an aggregate cash dividend payment of $212 million to such shareholders, and on May 31, 2013, we made related dividend equivalent payments of $4 million to the holders of restricted stock rights.

        On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per common share, payable on May 16, 2012, to shareholders of record at the close of business on March 21, 2012. On May 16, 2012, we made an aggregate cash dividend payment of $201 million to such shareholders, and on June 1, 2012, we made related dividend equivalent payments of $3 million to the holders of restricted stock units.

        On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per common share, payable on May 11, 2011, to shareholders of record at the close of business on March 16, 2011. On May 11, 2011, we made an aggregate cash dividend payment of $192 million to such shareholders, and on August 12, 2011, we made related dividend equivalent payments of $2 million to the holders of restricted stock units.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2013	2012	2011
Supplemental cash flow information:
Cash paid for income taxes	$138	$159	$317
Cash paid for interest	19	2	4

22. Commitments and Contingencies

Letters of Credit

        As described in Note 12 of the Notes to Consolidated Financial Statements, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2013, we did not issue any letter of credit under the Revolver.

        We maintain two irrevocable standby letters of credit, which are required by one of our inventory manufacturers so that we can qualify for certain payment terms on our inventory purchases. Our standby letters of credit were for $10 million and 15 million Euros ($21 million) at December 31, 2013, and $15 million and 5 million Euros ($7 million) at December 31, 2012. For the standby letter of credit denominated in U.S. dollars, under the terms of the arrangements, we are required to maintain a compensating balance on deposit with a bank, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. Both letters of credit were undrawn at December 31, 2013 and 2012.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer or intellectual property holder based on sales of the related game. Additionally, in connection with certain intellectual property rights, acquisitions and development agreements, we commit to spend specified amounts for marketing support for the game(s) which is (are) to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Commitments and Contingencies (Continued)

and other contractual arrangements in place at December 31, 2013 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Total
For the years ending December 31,
2014	$34	$145	$74	$253
2015	31	16	8	55
2016	27	2	1	30
2017	26	2	1	29
2018	25	—	—	25
Thereafter	46	2	—	48

Total	$189	$167	$84	$440

(1)
We have omitted uncertain tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2013, we had $294 million of unrecognized tax benefits, of which $271 million was included in "Other Liabilities" and $23 million was included in "Accrued Expenses and Other Liabilities" in our consolidated balance sheet.

Legal Proceedings

        We are subject to various legal proceedings and claims. SEC regulations govern the disclosure of legal proceedings in periodic reports and FASB ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

        The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Commitments and Contingencies (Continued)

materially and adversely affect our business, financial condition, results of operations, profitability, cash flows or liquidity.

  Purchase Transaction Matters

        On August 1, 2013, a purported shareholder of the Company filed a shareholder derivative action in the Superior Court of the State of California, County of Los Angeles, captioned Miller v. Kotick, et al., No. BC517086. The complaint names our Board of Directors and Vivendi as defendants, and the Company as a nominal defendant. The complaint alleges that our Board of Directors committed breaches of fiduciary duties, waste of corporate assets and unjust enrichment in connection with Vivendi's sale of its stake in the Company and that Vivendi also breached its fiduciary duties. The plaintiff further alleges that demand by it on our Board of Directors to institute action would be futile because a majority of our Board of Directors is not independent and a majority of the individual defendants face a substantial likelihood of liability for approving the transactions contemplated by the Stock Purchase Agreement. The complaint seeks, among other things, damages sustained by the Company, rescission of the transactions contemplated by the Purchase Agreement, an order restricting our Chief Executive Officer, and our Chairman, from purchasing additional shares of our common stock and an order directing us to take necessary actions to improve and reform our corporate governance and internal procedures to comply with applicable law, including ordering a shareholder vote on certain amendments to our by-laws or charter that would require half of our Board of Directors to be independent of Messrs. Kotick and Kelly and Vivendi and a proposal to appoint a new independent Chairman of the Board of Directors. On January 28, 2014, the parties filed a stipulation and proposed order temporarily staying the California action. On February 6, 2014, the court entered the order granting a stay of the California action.

        In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company. In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013. On October 25, 2013, Pacchia filed an amended complaint under seal. The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company's Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC. The added class claims are against the Company's Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company's consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC. The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties. The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company's Chief Executive Officer, Chairman and ASAC. On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below. On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Commitments and Contingencies (Continued)

supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. On December 3, 2013, the court selected Pacchia as lead plaintiff. Pacchia filed a second amended complaint on December 11, 2013 and Activision filed an answer on January 31, 2014. Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal. Responses to the complaint are due on March 4, 2014. The trial is scheduled for December 2014.

        On September 11, 2013, another stockholder of the Company filed a putative class action and stockholder derivative action in the Court of Chancery of the State of Delaware, captioned Hayes v. Activision Blizzard, Inc., et al., No. 8885-VCL. The complaint names our Board of Directors, Vivendi, New VH, ASAC, the General Partner of ASAC, Davis Selected Advisers, L.P. ("Davis") and Fidelity Management & Research Co. ("FMR") as defendants, and the Company as a nominal defendant. The complaint alleges that the defendants violated certain provisions of our Amended and Restated Certificate of Incorporation by failing to submit the matters contemplated by the Stock Purchase Agreement for approval by a majority of our stockholders (other than Vivendi and its controlled affiliates); that our Board of Directors committed breaches of their fiduciary duties in approving the Stock Purchase Agreement; that Vivendi violated fiduciary duties owed to other stockholders of the Company in entering into the Stock Purchase Agreement; that our Chief Executive Officer and our Chairman usurped a corporate opportunity from the Company; that our Board of Directors and Vivendi have engaged in actions to entrench our Board of Directors and officers in their offices; that the ASAC Entities, Davis and FMR aided and abetted breaches of fiduciary duties by the Board of Directors and Vivendi; and that our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR will be unjustly enriched through the Private Sale. The complaint seeks, among other things, the rescission of the Private Sale; an order requiring the transfer to the Company of all or part of the shares that are the subject of the Private Sale; an order implementing measures to eliminate or mitigate the alleged entrenching effects of the Private Sale; an order requiring our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR to disgorge to the Company the amounts by which they have allegedly been unjustly enriched; and alleged damages sustained by the class and the Company. In addition, the stockholder sought a temporary restraining order preventing the defendants from consummating the transactions contemplated by the Stock Purchase Agreement without stockholder approval. Following a hearing on the motion for a temporary restraining order, on September 18, 2013, the Court of Chancery issued a preliminary injunction order, enjoining the consummation of the transactions contemplated by the Stock Purchase Agreement pending (a) the issuance of a final decision after a trial on the merits; (b) receipt of a favorable Activision Blizzard stockholder vote on the transactions contemplated by the Stock Purchase Agreement under Section 9.1(b) of our Amended and Restated Certificate of Incorporation or (c) modification of such preliminary injunction order by the Court of Chancery or the Delaware Supreme Court. On September 20, 2013, the Court of Chancery certified its order issuing the preliminary injunction for interlocutory appeal to the Delaware Supreme Court. The defendants moved the Delaware Supreme Court to accept and hear the appeal on an expedited basis. On September 23, 2013, the Delaware Supreme Court accepted the appeal of the Court of Chancery's decision and granted the defendant's motion to hear the appeal on an expedited basis. Following a hearing on October 10, 2013, the Delaware Supreme Court reversed the Court of Chancery's order issuing a preliminary injunction, and determined that the Stock Purchase Agreement was not a merger, business combination or similar transaction that would require a vote of Activision's unaffiliated stockholders under the charter.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Commitments and Contingencies (Continued)

        On October 29, 2013, an amended complaint was filed. It added factual allegations but no new claims or relief. Also on October 29, 2013, Hayes filed a motion to consolidate the Hayes case with the Pacchia case. As noted above, on November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. See the discussion above related to the Pacchia matter (now the consolidated matter) for any further updates to the status of the litigation.

        Further, on September 18, 2013, the Company received a letter from another purported stockholder of the Company, Milton Pfeiffer, seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to investigate potential wrongdoing or mismanagement in connection with the approval of the Stock Purchase Agreement. On November 11, 2013, Pfeiffer filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia and Miller. The Company answered on November 27, 2013. On January 21, 2014, the Court of Chancery entered the parties' stipulation and order of dismissal.

        On December 17, 2013, the Company received a letter from Mark Benston requesting certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. Benston is represented by the same law firm as Pfeiffer. On January 2, 2014, Benston filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia, Pfeiffer and Miller. The Company answered on January 17, 2014. On February 14, 2014, the Court of Chancery entered the parties' stipulation and order of dismissal.

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

        The Company also may be subject to additional claims in connection with the Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, the Company may incur substantial legal fees and costs in connection with litigation and, although coverage may be available under relevant insurance policies, coverage could be denied or prove to be insufficient. Under our Amended and Restated Certificate of Incorporation and the indemnification agreements that the Company has entered into with our officers and directors, the Company may be required in certain circumstances to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material.

        The Company is not currently able to estimate the range of possible losses or costs to us from these lawsuits and related indemnification obligations, as they are in the early stages and it cannot be determined how long it may take to resolve these matters. Moreover, the Company cannot be certain what the impact on our operations or financial position will be if any of the purported stockholder plaintiffs are successful in having the Stockholders Agreement dated October 11, 2013 among the Company, ASAC and, for limited purposes, Messrs. Kotick and Kelly (the "Stockholders Agreement") reformed. A decision adverse to the Company on these actions could result in the reformation of the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Commitments and Contingencies (Continued)

Stockholders Agreement and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

  Other Matters

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

23. Related Party Transactions

        As part of the Business Combination, we entered into various transactions and agreements, including cash management services agreements, a tax sharing agreement and an investor agreement, with Vivendi and its subsidiaries. In connection with the consummation of the Purchase Transaction, we terminated the cash management arrangements with Vivendi and amended our investor agreement with Vivendi. We are also party to music royalty and music distribution agreements with subsidiaries and other affiliates of Vivendi, none of which were impacted by the Purchase Transaction. None of these services, transactions and agreements with Vivendi and its affiliates were material, either individually or in the aggregate, to the consolidated financial statements as a whole.

        Pursuant to the Stock Purchase Agreement, the Company and each of Mr. Kotick, the Company's Chief Executive Officer, and Mr. Kelly, the Company's Chairman of the board of directors, entered into, concurrently with the signing of the Stock Purchase Agreement, certain waiver and acknowledgement letters (the "Waivers"), which provide, among other things, (i) that the Purchase Transaction, Private Sale, any public offerings by Vivendi and restructurings by Vivendi and its subsidiaries contemplated by the Stock Purchase Agreement and other transaction documents, shall not (or shall be deemed not to) constitute a "change in control" (or similar term) under their respective employment arrangements, including their employment agreements with the Company, the Company's 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, or any Other Benefit Plans and Arrangements (as defined in the Waivers), (ii) (A) that the shares of Activision Blizzard common stock acquired by ASAC and held or controlled by the ASAC Investors (as defined in the Waivers) in connection with the Transactions (as defined in the Waivers) will not be included in or count toward, (B) that the ASAC Investors will not be deemed to be a group for purposes of, and (C) any changes in the composition in the board of directors of the Company, in connection with or during the one-year period following the consummation of the Transactions will not contribute towards, a determination that a "change in control" or similar term has occurred with respect to Messrs. Kotick and Kelly's employment arrangements with the Company, and (iii) for the waiver by Messrs. Kotick and Kelly of their rights to change in control payments or benefits under their employment agreements with the Company, the Company's 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, and any Other Benefit Plans and Arrangements (in each case, with respect to all current and future grants, awards, benefits or entitlements) in connection with or as a consequence of the Transactions.

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

Reclassification of accumulated other comprehensive loss

        In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2012. We adopted this guidance and provided the required disclosures in Note 13 of the Notes to Consolidated Financial Statements.

Accounting for cumulative translation adjustments

        In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update will be effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, there was no material impact on our consolidated financial statements.

Presentation of unrecognized tax benefits

        In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, "Deferred income taxes, net" under non-current liabilities increased by approximately $46 million, and correspondingly, "Other liabilities" under non-current liabilities decreased by the same amount.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

25. Quarterly Financial and Market Information (Unaudited)

	For the Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Amounts in millions, except per share data)
Net revenues	$1,518	$691	$1,050	$1,324
Cost of sales	655	175	285	416
Operating income	284	70	430	587
Net income	174	56	324	456
Basic earnings per share	0.23	0.05	0.28	0.40
Diluted earnings per share	0.22	0.05	0.28	0.40

	For the Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Amounts in millions, except per share data)
Net revenues	$1,768	$841	$1,075	$1,172
Cost of sales	682	237	377	364
Operating income	484	227	227	513
Net income	354	226	185	384
Basic earnings per share	0.31	0.20	0.16	0.34
Diluted earnings per share	0.31	0.20	0.16	0.33

26. Subsequent Events

        On January 29, 2014, the Board of Directors authorized a $375 million repayment of our Term Loan. Accordingly, we made this repayment on February 11, 2014. Refer to Note 12 of the Notes to Consolidated Financial Statements.

        On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share payable on May 14, 2014 to shareholders of record at the close of business on March 19, 2014.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2013
Allowances for sales returns and price protection and other allowances	$323	$174	$(121)	$376
Allowance for doubtful accounts	9	1	(5)	5
At December 31, 2012
Allowances for sales returns and price protection and other allowances	$292	$170	$(139)	$323
Allowance for doubtful accounts	8	1	—	9
At December 31, 2011
Allowances for sales returns and price protection and other allowances	$373	$166	$(247)	$292
Allowance for doubtful accounts	4	4	—	8

(A)
Includes increases and reversals of allowances for sales returns, price protection, and doubtful accounts due to normal reserving terms.

(B)
Includes actual write-offs and utilization of allowances for sales returns, price protection and uncollectible accounts receivable, net of recoveries, and foreign currency translation and other adjustments.

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
3.3	Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed October 18, 2013).
4.1
Indenture, dated as of September 19, 2013, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 10.1 of the Company's Form 8-K, filed September 19, 2013).
10.1*	Activision, Inc. 1998 Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2001).
10.2*	Amendment, dated as of September 14, 2006, to the 1998 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed September 20, 2006).
10.3*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.4*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.6*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed September 20, 2006).
10.7*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).
10.8*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. 2002 Executive Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-100114 filed September 26, 2002).

Exhibit Number	Exhibit
10.10*	Amendment, dated as of September 14, 2006, to the 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed September 20, 2006).
10.11*	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.12*	Amendment, dated as of September 14, 2006, to the 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed September 20, 2006).
10.13*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.14*	Amendment, dated as of September 14, 2006, to the 2003 Executive Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed September 20, 2006).
10.15*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.16*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 12, 2012).
10.17*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1998 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed May 31, 2005).
10.18*
Form of Stock Option Certificate for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 31, 2005).
10.19*
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
10.21*
Form of Executive Stock Option Agreement for grants to Robert A. Kotick or Brian G. Kelly issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K for the year ended March 31, 2005).
10.22*
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert A. Kotick or Brian G. Kelly and non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K for the year ended March 31, 2005).

Exhibit Number	Exhibit
10.23*	Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended March 31, 2007).
10.24*
Form of Notice of Share Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended March 31, 2007).
10.25*
Form of Notice of Share Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended March 31, 2007).
10.26*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended March 31, 2007).
10.27*
Form of Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 2007).
10.28*
Form of Notice of Stock Option Award for grants to non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.29*
Form of Notice of Stock Option Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.30*
Form of Notice of Restricted Share Unit Award for grants to independent directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.31*
Form of Notice of Restricted Share Unit Award for grants to independent directors upon their re-election to the board (other than in connection with 10 years of continuous service) issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.32*
Form of Notice of Restricted Share Unit Award for grants to officers issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.33*
Form of Notice of Restricted Share Unit Award for grants to persons other than officers or directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.34*	Form of Notice of Restricted Share Award for grants to persons other than non-employee directors issued pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.35*
Form of Notice of Stock Option Award for grants to unaffiliated directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2008).
10.36*
Form of Notice of Stock Option Award for grants to persons other than directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2008).
10.37*
Form of Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended December 31, 2008).
10.38*
Form of Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended December 31, 2008).
10.39*
Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 2008).
10.40*
Form of Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.50 of the Company's Form 10-K for the year ended December 31, 2008).
10.41*
Form of Notice of Restricted Share Unit Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.42*
Form of Notice of Performance Share Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.43*
Form of Notice of Stock Option Award for grants to unaffiliated directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed May 8, 2013).
10.44*
Form of Notice of Stock Option Award for grants to persons other than directors issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed May 8, 2013).
10.45*
Form of Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board issued pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed May 8, 2013).

Exhibit Number	Exhibit
10.46*	Form of Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Form 8-K filed May 8, 2013).
10.47*
Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed May 8, 2013).
10.48*
Form of Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company's Form 8-K filed May 8, 2013).
10.49*	Form of Notice of Performance-Vesting Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan.
10.50*	CEO Recognition Program (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2012).
10.51*	2012 Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2012).
10.52*
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.53*
Amendment, dated as of December 15, 2008, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.59 of the Company's Form 10-K for the year ended December 31, 2008).
10.54*
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
10.56*	Letter Agreement, dated as of March 12, 2012, between the Company and Thomas Tippl (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, filed March 16, 2012).
10.57*	Amendment, dated as of December 5, 2013, to Employment Agreement between Thomas Tippl and Activision Blizzard, Inc.
10.58*	Stock Option Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.59*
Addendum to Stock Option Agreement, dated as of June 1, 2006, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.60*	Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2005).

Exhibit Number	Exhibit
10.61*	Notice of Stock Option Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.62*	Notice of Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.63*
Notice of Performance-Vesting Restricted Share Award, dated as of May 11, 2009, to Thomas Tippl (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.64*	Notice of Stock Option Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.65*	Notice of Restricted Share Unit Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.66*
Notice of Performance-Vesting Restricted Share Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.67*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.60 of the Company's Form 10-K for the year ended December 31, 2010).
10.68*	Notice of Restricted Share Unit Award, dated as of February 10, 2014, to Thomas Tippl.
10.69*
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
10.71*	Notice of Assignment of Hodous Employment Agreement to the Company dated December 22, 2011 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.72*
Amendment, dated as of September 18, 2012, to Employment Agreement between Brian Hodous and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2012).
10.73*
Notice of Assignment of Amendment to Hodous Employment Agreement to the Company dated December 20, 2012 (incorporated by reference to Exhibit 10.68 of the Company's Form 10-K for the year ended December 31, 2012).
10.74*	Notice of Share Option Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended March 31, 2007).

Exhibit Number	Exhibit
10.75*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended March 31, 2007).
10.76*	Notice of Restricted Stock Award, dated as of November 3, 2006, to Brian Hodous (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended March 31, 2007).
10.77*	Notice of Stock Option Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.78*	Notice of Restricted Share Unit Award, dated as of August 7, 2009, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.79*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian Hodous (incorporated by reference to Exhibit 10.67 of the Company's Form 10-K for the year ended December 31, 2010).
10.80*	Notice of Stock Option Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.81*	Notice of Restricted Share Unit Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.82*
Notice of Performance-Vesting Restricted Share Unit Award, dated as of March 7, 2011, to Brian Hodous (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.83*	Notice of Stock Option Award, dated as of November 9, 2012 to Brian Hodous (incorporated by reference to Exhibit 10.78 of the Company's Form 10-K for the year ended December 31, 2012).
10.84*	Notice of Restricted Share Unit Award, dated as of November 9, 2012, to Brian Hodous (incorporated by reference to Exhibit 10.79 of the Company's Form 10-K for the year ended December 31, 2012).
10.85*
Notice of Performance-Vesting Restricted Share Unit Award, dated as of November 9, 2012, to Brian Hodous (incorporated by reference to Exhibit 10.80 of the Company's Form 10-K for the year ended December 31, 2012).
10.86*	Employment Agreement, dated June 30, 2012, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2012).
10.87*	Letter Agreement, dated as of March 14, 2012, between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.88*	Stock Option Agreement, dated May 22, 2000, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2000).

Exhibit Number	Exhibit
10.89*	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.90*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Brian G. Kelly (incorporated by reference to Exhibit 10.80 of the Company's Form 10-K for the year ended December 31, 2010).
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
10.94*
Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2009).
10.95*
Amendment, dated as of November 4, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2009).
10.96*
Amendment, dated as of October 26, 2010, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.86 of the Company's Form 10-K for the year ended December 31, 2010).
10.97*	Notice of Stock Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.98*	Notice of Stock Option Award, dated as of November 9, 2009, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2009).
10.99*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.89 of the Company's Form 10-K for the year ended December 31, 2010).
10.100*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended December 31, 2010).
10.101*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.91 of the Company's Form 10-K for the year ended December 31, 2010).
10.102*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2010).

Exhibit Number	Exhibit
10.103*	Notice of Stock Option Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2011).
10.104*	Notice of Restricted Share Unit Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.95 of the Company's Form 10-K for the year ended December 31, 2011).
10.105*	Notice of Stock Option Award, dated as of November 9, 2012, to Michael Morhaime (incorporated by reference to Exhibit 10.108 of the Company's Form 10-K for the year ended December 31, 2012).
10.106*	Notice of Restricted Share Unit Award, dated as of November 9, 2012, to Michael Morhaime (incorporated by reference to Exhibit 10.109 of the Company's Form 10-K for the year ended December 31, 2012).
10.107*	Notice of Stock Option Award, dated as of November 15, 2013, to Michael Morhaime.
10.108*	Notice of Restricted Share Unit Award, dated as of November 15, 2013, to Michael Morhaime.
10.109*	Employment Agreement, dated as of January 9, 2012, between Humam Sakhnini and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.110*	Notice of Stock Option Award, dated as of March 6, 2012, to Humam Sakhnini (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.111*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Humam Sakhnini (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.112*
Notice of Performance-Vesting Restricted Share Unit Award, dated as of March 6, 2012, to Humam Sakhnini (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.113*	Employment Agreement, dated February 29, 2012, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.114*	Notice of Stock Option Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.115*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.116*
Notice of Performance-Vesting Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.117*	Employment Agreement, dated March 15, 2012, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit
10.118*	Stock Option Agreement, dated May 22, 2000, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.119*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).
10.120*
Notice of Performance-Vesting Restricted Share Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.82 of the Company's Form 10-K for the year ended December 31, 2009).
10.121*	Notice of Restricted Share Unit Award to Robert A. Kotick, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.122*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Robert A. Kotick (incorporated by reference to Exhibit 10.75 of the Company's Form 10-K for the year ended December 31, 2010).
10.123
Stock Purchase Agreement, dated July 25, 2013, by and between Activision Blizzard, Inc., ASAC II LP, and Vivendi, S.A. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed July 26, 2013).
10.124
Waiver and Acknowledgment Letter, dated July 25, 2013, by and between Robert A. Kotick and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 26, 2013).
10.125
Waiver and Acknowledgment Letter, dated July 25, 2013, by and between Brian G. Kelly and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 26, 2013).
10.126
Commitment Letter, dated July 25, 2013, by and among Activision Blizzard, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed July 26, 2013).
10.127
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.128
Amended and Restated Investor Agreement, dated as of October 11, 2013, among the Company, Vivendi, S.A., VGAC and Activision Entertainment Holdings, Inc. (f/k/a Vivendi Games, Inc.) (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed October 18, 2013).
10.129
ASAC Stockholders Agreement, dated as of October 11, 2013, among ASAC and, for the limited purposes set forth in the ASAC Stockholders Agreement, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed October 18, 2013).
10.130
Cash Management Services Termination Agreement, dated as of October 11, 2013, among the Company, Vivendi S.A. and Coöperatie Activision Blizzard International U.A. (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K, filed October 18, 2013).

Exhibit Number	Exhibit
10.131	Credit Agreement, dated as of October 11, 2013, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, a group of lenders, Bank of America, N.A., as administrative agent and collateral agent for the lenders, J.P. Morgan Securities LLC, as syndication agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs & Co., HSBC Securities (USA) Inc., Mistubishi UFJ Securities (USA), Inc., Mizuho Securities USA Inc., RBC Capital Markets, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed October 18, 2013).
10.132
Security Agreement, dated as of October 11, 2013, among Activision Blizzard, Inc., as borrower, the other grantors identified therein and Bank of America, N.A., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed October 18, 2013).
10.133*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 1, 2013).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.