Form 10-Q
period 2014-03-31
Activision Blizzard, Inc.
filed 2014-05-06
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of the registrant’s Common Stock outstanding at April 29, 2014 was 714,998,372.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements about the impact of the recently consummated transactions involving the repurchase of shares from Vivendi, S.A., and the debt financing related thereto; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words, such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plans,” “believes,” “may,” “expects,” “intends,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres, such as first-person action, massively multiplayer online games and “toys to life”, and preferences among hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models, including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, particularly during the ongoing console transition, rapid changes in technology and industry standards, the current regulatory environment, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, capital market risks, the possibility that expected benefits related to the recently consummated transactions with Vivendi S.A. may not materialize as expected, the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31,	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,279	$4,410
Short-term investments	8	33
Accounts receivable, net of allowances of $264 and $381 at March 31, 2014 and December 31, 2013, respectively	219	510
Inventories, net	158	171
Software development	361	367
Intellectual property licenses	12	11
Deferred income taxes, net	336	321
Other current assets	321	418
Total current assets	5,694	6,241

Long-term investments	9	9
Software development	44	21
Property and equipment, net	152	138
Other assets	66	35
Intangible assets, net	41	43
Trademark and trade names	433	433
Goodwill	7,089	7,092
Total assets	$13,528	$14,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$166	$355
Deferred revenues	1,092	1,389
Accrued expenses and other liabilities	635	636
Current portion of long-term debt	—	25
Total current liabilities	1,893	2,405
Long-term debt, net	4,320	4,668
Deferred income taxes, net	86	66
Other liabilities	305	251
Total liabilities	6,604	7,390

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,143,446,956 and 1,132,385,424 shares issued at March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,812	9,682
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2014 and December 31, 2013	(5,783)	(5,814)
Retained earnings	2,832	2,686
Accumulated other comprehensive income	63	68
Total shareholders’ equity	6,924	6,622
Total liabilities and shareholders’ equity	$13,528	$14,012

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended
	March 31,
	2014	2013

Net revenues
Product sales	$769	$990
Subscription, licensing, and other revenues	342	334
Total net revenues	1,111	1,324

Costs and expenses
Cost of sales — product costs	225	260
Cost of sales — online	58	57
Cost of sales — software royalties and amortization	57	61
Cost of sales — intellectual property licenses	2	38
Product development	143	125
Sales and marketing	104	107
General and administrative	95	89
Total costs and expenses	684	737

Operating income	427	587

Interest and other investment income (expense), net	(51)	2

Income before income tax expense	376	589

Income tax expense	83	133

Net income	$293	$456

Earnings per common share
Basic	$0.40	$0.40
Diluted	$0.40	$0.40

Weighted-average number of shares outstanding
Basic	709	1,113
Diluted	720	1,120

Dividends per common share	$0.20	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2014	2013

Net income	$293	$456

Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	(70)
Unrealized gains on investments, net of deferred income taxes of $0 million for March 31, 2014 and 2013	—	1
Other comprehensive income (loss)	$(5)	$(69)

Comprehensive income	$288	$387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$293	$456
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6	140
Provision for inventories	9	8
Depreciation and amortization	19	24
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	51	83
Amortization of debt discount and debt financing costs	2	—
Stock-based compensation expense (2)	29	27
Excess tax benefits from stock awards	(17)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	290	463
Inventories	5	39
Software development and intellectual property licenses	(71)	(73)
Other assets	111	93
Deferred revenues	(298)	(511)
Accounts payable	(189)	(149)
Accrued expenses and other liabilities	(104)	(271)
Net cash provided by operating activities	136	325

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	21	113
Purchases of available-for-sale investments	—	(26)
Capital expenditures	(37)	(17)
Decrease (increase) in restricted cash	4	10
Net cash provided by (used in) investing activities	(12)	80

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	119	33
Tax payment related to net share settlements on restricted stock rights	(13)	(14)
Excess tax benefits from stock awards	17	4
Repayment of long-term debt	(375)	—
Net cash provided by (used in) financing activities	(252)	23

Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(88)

Net (decrease) increase in cash and cash equivalents	(131)	340

Cash and cash equivalents at beginning of period	4,410	3,959

Cash and cash equivalents at end of period	$4,279	$4,299

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(Unaudited)

(Amounts and shares in millions, except per share data)

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance at December 31, 2013	1,132	$—	(429)	$(5,814)	$9,682	$2,686	$68	$6,622

Components of comprehensive income:
Net income	—	—	—	—	—	293	—	293
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	(5)
Issuance of common stock pursuant to employee stock options	10	—	—	—	119	—	—	119
Issuance of common stock pursuant to restricted stock rights	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(27)	—	—	(27)
Tax benefit associated with employee stock awards	—	—	—	—	11	—	—	11
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	27	—	—	27
Dividends ($0.20 per common share)	—	—	—	—	—	(147)	—	(147)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 10)	—	—	—	31	—	—	—	31

Balance at March 31, 2014	1,143	$—	(429)	$(5,783)	$9,812	$2,832	$63	$6,924

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Description of Business and Basis of Consolidation and Presentation

Description of Business

Activision Blizzard, Inc. (“Activision Blizzard”) is a leading global developer and publisher of interactive entertainment.  The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.  We publish games for video game consoles, personal computers (“PC”), the Apple Mac (“Mac”), and handheld, mobile and tablet devices.  We maintain significant operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

The Business Combination and Recently Consummated Share Repurchase

Activision Blizzard is the result of the 2008 business combination (“Business Combination”) by and among the Company (then known as Activision, Inc.), Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC.  As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. and Vivendi became a majority shareholder of Activision. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) we entered into on July 25, 2013, with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of Activision Blizzard’s common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”). Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction.

As a result of the Purchase Transaction and the Private Sale, we ceased to be a controlled company and, as of March 31, 2014, we had approximately 715 million shares of our common stock issued and outstanding, of which Vivendi held approximately 12%, ASAC held approximately 24% and our other stockholders held approximately 64%.

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders™ franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to release its next big-action game universe, Destiny, in September 2014.  Activision sells games through both retail channels and digital downloads.  Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “current-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC and consoles, including games in the multiple-award winning Diablo® and StarCraft® franchises.  In addition, Blizzard maintains a proprietary online-game related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III and StarCraft II products.  In addition, Blizzard is the creator of Hearthstone™: Heroes of Warcraft™, a free-to-play digital collectible card game available on the PC and iPad, and is currently developing Heroes of the Storm™, a new free-to-play online hero brawler.

(iii) Activision Blizzard Distribution

Our distribution segment (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Basis of Consolidation and Presentation

Activision Blizzard prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those rules and regulations, certain notes or other information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair statement of our financial position and results of operations in accordance with U.S. GAAP have been included in the accompanying unaudited condensed consolidated financial statements.

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

2.              Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At March 31,	At December 31,
	2014	2013
Finished goods	$139	$149
Purchased parts and components	19	22

Inventories, net	$158	$171

Inventory reserves were $47 million and $42 million at March 31, 2014 and December 31, 2013, respectively.

3.              Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	March 31,	December 31,
	2014	2013
Internally developed software costs	$186	$189
Payments made to third-party software developers	219	199
Total software development costs	$405	$388

Intellectual property licenses	$12	$11

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three Months Ended March 31,
	2014	2013
Amortization of capitalized software development costs and intellectual property licenses	$58	$62
Write-offs and impairments	—	26

4.              Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2014
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(90)	$8
Internally-developed franchises	11 - 12 years	309	(276)	33
Total definite-lived intangible assets		$407	$(366)	$41

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2013
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(90)	$8
Internally-developed franchises	11 - 12 years	309	(274)	35
Total definite-lived intangible assets		$407	$(364)	$43

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $2 million and $3 million for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2014 (remaining nine months)	$13
2015	12
2016	7
2017	4
2018	3
Thereafter	2
Total	$41

5.              Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2014 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2013	$6,914	$178	$7,092
Tax benefit credited to goodwill	(3)	—	(3)
Balance at March 31, 2014	$6,911	$178	$7,089

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at
		March 31, 2014 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Balance Sheet
	2014	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$4,017	$4,017	$—	$—	Cash and cash equivalents
Foreign government treasury bills	36	36	—	—	Cash and cash equivalents
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,062	$4,053	$—	$9

		Fair Value Measurements at
		December 31, 2013 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Balance Sheet
	2013	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$4,000	$4,000	$—	$—	Cash and cash equivalents
Foreign government treasury bills	30	30	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	21	21	—	—	Short-term investments
ARS	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,060	$4,051	$—	$9

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at March 31, 2014 and 2013, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2013	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at March 31, 2014	$9	$9

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1
Balance at March 31, 2013	$9	$9

(a)         Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At March 31, 2014, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts Not Designated as Hedges

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. To mitigate our risk from foreign currency fluctuations we periodically enter into currency derivative contracts, principally forward contracts with maturities which are generally 12 months or less. All foreign currency contracts are backed, in amount and by maturity, by an identified economic underlying item. In recent years, Vivendi has been our principal counterparty for our currency derivative contracts, but in connection with the Purchase Transaction described in Note 1 of the Notes to Condensed Consolidated Financial Statements, we terminated our cash management services agreement with Vivendi as of October 31, 2013. Further, we have not had any outstanding currency derivative contracts with Vivendi as the counterparty since July 3, 2013. Since the consummation of the Purchase Transaction, our counterparties for our currency derivative contracts have been large and reputable commercial or investment banks. We did not have any outstanding foreign currency contracts at March 31, 2014.  The gross notional amount of outstanding foreign currency contracts was $34 million at December 31, 2013. The fair value of foreign currency contracts is estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period and was not material as of December 31, 2013.

We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these contracts as hedging instruments. Accordingly, we report the fair value of these contracts within “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheets and the changes in fair value within “General and administrative expense” and “Interest and other investment income (expense), net” in our condensed consolidated statements of operations, depending on the nature of the contracts. For the three months ended March 31, 2014 and 2013, pre-tax net losses and gains were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For the three months ended March 31, 2014 and 2013, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.              Debt

The proceeds from the credit facilities and the unsecured senior notes, as described below, were used to fund the Purchase Transaction disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Credit Facilities

On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver.  To date, we have not drawn on the Revolver.

Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At March 31, 2014, the Term Loan bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities will increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. Commitment fees are recorded within “Interest and other investment income (expense), net” on the condensed consolidated statement of operations. We are also required to pay customary letter of credit fees and agency fees.

We are required to make quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.  This repayment satisfied the required quarterly principal repayments.  Since this voluntary principal repayment was not a contractual requirement as of December 31, 2013 and the Board of Directors did not approve the repayment until January 2014, only the contractual principal repayment of $25 million for 2014 has been reflected as “Current portion of long-term debt” in our condensed consolidated balance sheet as of December 31, 2013.  Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 69% of our consolidated assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  If our obligations under the Revolver exceed 15% of the total amount of that facility as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of March 31, 2014.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of March 31, 2014.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of March 31, 2014 and December 31, 2013, we had interest payable of $6 million and $38 million, respectively, related to the Notes recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets.

We may redeem the 2021 Notes on or after September 15, 2016 and the 2023 Notes on or after September 15, 2018, in each case, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a “make-whole premium”, plus accrued and unpaid interest.  Upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest.  These redemption options are considered clearly and closely related to the Notes and were not accounted for separately upon issuance.

Fees associated with the closing of the Term Loan and the Notes are recorded as debt discount, which reduce the carrying value of the Term Loan and the Notes. The debt discount is amortized over the respective terms of the Term Loan and the Notes. Amortization expense related to the debt discount is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statement of operations.

A summary of our debt is as follows (amounts in millions):

	March 31, 2014
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$2,119	$(12)	$2,107
2021 Notes	1,500	(25)	1,475
2023 Notes	750	(12)	738
Total debt	$4,369	$(49)	$4,320
Less: current portion of long-term debt	—	—	—
Total long-term debt	$4,369	$(49)	$4,320

	December 31, 2013
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$2,494	$(12)	$2,482
2021 Notes	1,500	(26)	1,474
2023 Notes	750	(13)	737
Total debt	$4,744	$(51)	$4,693
Less: current portion of long-term debt	(25)	—	(25)
Total long-term debt	$4,719	$(51)	$4,668

For the three months ended March 31, 2014, interest expense was $51 million, amortization of the debt discount for the Credit Facilities and Notes was $2 million, and commitment fees for the Revolver were not material.

As of March 31, 2014, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2014 (remaining nine months)	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	4,369
Total	$4,369

As of March 31, 2014 and December 31, 2013, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs, as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. Based on Level 2 inputs (observable market prices in less than active market), the fair values of the 2021 Notes and 2023 Notes were $1,599 million and $816 million, respectively, at March 31, 2014 and $1,559 million and $785 million, respectively, at December 31, 2013.

Deferred Financing Costs

Costs incurred to obtain our long-term debt are recorded as deferred financing costs within “Other assets — non-current” in our condensed consolidated balance sheets and are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and Notes.  Amortization expense related to the deferred financing costs is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statement of operations.  For the three months ended March 31, 2014, this amount was not material.

8.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at March 31, 2014 and 2013, were as follows (amounts in millions):

	For the Three Months Ended March 31, 2014
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2013	$67	$1	$68
Other comprehensive income (loss) before reclassifications	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at March 31, 2014	$62	$1	$63

	For the Three Months Ended March 31, 2013
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2012	$(26)	$—	$(26)
Other comprehensive income (loss) before reclassifications	(70)	1	(69)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at March 31, 2013	$(96)	$1	$(95)

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets as a result of purchase price accounting, impairment of goodwill and intangible assets, and expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2014 and 2013 are presented below (amounts in millions):

	Three Months Ended March 31,
	2014	2013	2014	2013
			Income (loss) from operations
			operations before income
	Net revenues		tax expense
Activision	$237	$423	$2	$112
Blizzard	462	330	239	135
Distribution	73	51	(1)	—
Operating segments total	772	804	240	247

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	339	520	219	369
Stock-based compensation expense	—	—	(30)	(26)
Amortization of intangible assets	—	—	(2)	(3)
Consolidated net revenues / operating income	$1,111	$1,324	427	587
Interest and other investment income (expense), net			(51)	2
Consolidated income before income tax expense			$376	$589

Geographic information presented below for the three months ended March 31, 2014 and 2013 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three Months Ended March 31,
	2014	2013
Net revenues by geographic region:
North America	$563	$738
Europe	462	487
Asia Pacific	86	99
Total consolidated net revenues	$1,111	$1,324

The Company’s net revenues in the U.S. were 48%, and 53% of consolidated net revenues for the three months ended March 31, 2014 and 2013, respectively.  The Company’s net revenues in the U.K. were 15% and 12% of consolidated net revenues for the three months ended March 31, 2014 and 2013, respectively. The Company’s net revenues in France were 13% and 12% of consolidated net revenues for the three months ended March 31, 2014 and 2013, respectively.  No other country’s net revenues exceeded 10% of consolidated net revenues.

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended March 31,
	2014	2013
Net revenues by platform:
Console	$654	$749
Online (1)	201	275
PC	100	93
Mobile and other (2)	83	156
Total Activision Blizzard net revenues	1,038	1,273
Distribution	73	51
Total consolidated net revenues	$1,111	$1,324

(1)                                 Revenues from online consist of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, value-added services, and Call of Duty Elite memberships.

(2)                                 Revenues from mobile and other include revenues from handheld and mobile devices, as well as non-platform specific game related revenues, such as standalone sales of toys and accessories products from the Skylanders franchise and other physical merchandise and accessories.

Long-lived assets by geographic region at March 31, 2014 and December 31, 2013 were as follows (amounts in millions):

	At March 31,	At December 31,
	2014	2013
Long-lived assets* by geographic region:
North America	$107	$102
Europe	36	29
Asia Pacific	9	7
Total long-lived assets by geographic region	$152	$138

*The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

We did not have any single external customers that accounted for 10% or more of consolidated net revenues for the three months ended March 31, 2014 and 2013.

10.       Income Taxes

The Company accounts for its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of our earnings, changes in projected results for various jurisdictions, enacted tax legislation, including certain business tax credits, state and local income taxes, tax audit settlements, and the interaction of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $83 million for the three months ended March 31, 2014 reflected an effective tax rate of 22.1%, which is slightly lower than the effective tax rate of 22.6% for the three months ended March 31, 2013. This decrease is primarily due to a deferred tax benefit in the current year in foreign jurisdictions and is partially offset by the expiration of the federal research credit.

The effective tax rate of 22.1% for the three months ended March 31, 2014 differed from the U.S. statutory rate of 35.0%, primarily due to the amount of foreign earnings at relatively lower statutory rates, as compared to domestic earnings at relatively higher statutory rates, recognition of California research and development credits and federal domestic production deductions, offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2014 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2014 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that income (loss) before income tax expenses (benefit) is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

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

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $676 million, which represent a potential future tax benefit of approximately $237 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.

For the quarter ended March 31, 2014, we utilized $87 million of the NOL, which resulted in a benefit of $31 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard. For the period ended March 31, 2014, an indemnification asset of $31 million has been recorded in “Other Assets”, and correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

11.       Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended March 31,
	2014	2013

Numerator:
Consolidated net income	$293	$456
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(5)	(5)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(3)	(5)
Numerator for basic and diluted earnings per common share - income available to common shareholders	285	446

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	709	1,113

Effect of potential dilutive common shares under the treasury stock method: Employee stock options and others	11	7
Denominator for diluted earnings per common share - weighted- average common shares outstanding plus dilutive effect of employee stock options and others	720	1,120

Basic earnings per common share	$0.40	$0.40

Diluted earnings per common share	$0.40	$0.40

Certain of our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) met the definition of participating securities based on their respective rights to dividends or dividend equivalents.

Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2014 and 2013, we had outstanding unvested restricted stock rights that are participating in earnings with respect to 17 million and 26 million shares of common stock on a weighted-average basis, respectively.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 3 million and 14 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2014 and 2013, respectively, as the effect of their inclusion would be anti-dilutive.

Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted average dilutive common shares only if the performance measures are met as of the end of the reporting period.   Approximately 3 million shares are not included in the computation of diluted earnings per share for the three months ended March 31, 2014, as their respective performance measures have not been met.

See Note 1 of the Notes to Condensed Consolidated Financial Statements for details of the Purchase Transaction which reduced outstanding shares as compared to prior year.

12.   Capital Transactions

Stock Purchase Agreement

On October 11, 2013, as described in Note 1 of the Notes to Condensed Consolidated Financial Statements, we completed the Purchase Transaction, repurchasing approximately 429 million shares of our common stock for a cash payment of $5.83 billion, pursuant to the terms of the Stock Purchase Agreement (refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for financing details of the Purchase Transaction).  The repurchased shares were recorded in “Treasury Stock” in our condensed consolidated balance sheet.

Dividend

On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. As such, we have included $147 million of dividends payable in “Accrued expense and other liabilities” and “Other liabilities” on our condensed consolidated balance sheet as of March 31, 2014.

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

13.       Commitments and Contingencies

Letters of Credit

As described in Note 7 of the Notes to Condensed Consolidated Financial Statements, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At March 31, 2014, we did not issue any letter of credit under the Revolver.

Legal Proceedings

We are subject to various legal proceedings and claims. SEC regulations govern disclosure of legal proceedings in periodic report and FASB ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

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

In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company.  In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013.  On October 25, 2013, Pacchia filed an amended complaint under seal.  The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC.  The added class claims are against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC.  The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties.  The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC.  On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below.  On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.  On December 3, 2013, the court selected Pacchia as lead plaintiff.  Pacchia filed a second amended complaint on December 11, 2013 and Activision filed an answer on January 31, 2014.  Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal.  In response to Pacchia’s filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. The Court of Chancery has set a hearing date of June 6, 2014 to consider the motions to dismiss such claims. The trial is scheduled for December 2014.

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

Further, on September 18, 2013, the Company received a letter from another purported stockholder of the Company, Milton Pfeiffer, seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to investigate potential wrongdoing or mismanagement in connection with the approval of the Stock Purchase Agreement.  On November 11, 2013, Pfeiffer filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia and Miller.  The Company answered on November 27, 2013.  On January 21, 2014, the Court of Chancery entered the parties’ stipulation and order of dismissal.

On December 17, 2013, the Company received a letter from Mark Benston requesting certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law.  Benston is represented by the same law firm as Pfeiffer.  On January 2, 2014, Benston filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia, Pfeiffer and Miller.  The Company answered on January 17, 2014. On February 14, 2014, the Court of Chancery entered the parties’ stipulation and order of dismissal.

On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys have petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. The Court of Chancery will hear arguments on Benston’s motion for a leadership role in the consolidated Pacchia litigation on June 6, 2014.

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

The Company is not currently able to estimate the range of possible losses or costs to us from these lawsuits and related indemnification obligations, as they are in the early stages and it cannot be determined how long it may take to resolve these matters. Moreover, the Company cannot be certain what the impact on our operations or financial position will be if any of the purported stockholder plaintiffs are successful in having the Stockholders Agreement dated October 11, 2013 among the Company, ASAC and, for limited purposes, Messrs. Kotick and Kelly (the “Stockholders Agreement”) reformed.  A decision adverse to the Company on these actions could result in the reformation of the Stockholders Agreement and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

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

14.  Related Party Transactions

Transactions with Vivendi and Its Affiliates

As part of the Business Combination in 2008, we entered into various transactions and agreements, including cash management services agreements, a tax sharing agreement and an investor agreement, with Vivendi and its subsidiaries. In connection with the consummation of the Purchase Transaction, we terminated the cash management arrangements with Vivendi and amended our investor agreement with Vivendi. We are also party to a number of agreements with subsidiaries and other affiliates of Vivendi, including music licensing and distribution arrangements and promotional arrangements, none of which were impacted by the Purchase Transaction.  None of these services, transactions and agreements with Vivendi and its affiliates were material, either individually or in the aggregate, to the consolidated financial statements as a whole.

Transactions with ASAC’s Affiliates

Pursuant to the Stock Purchase Agreement, the Company and each of Mr. Kotick, the Company’s Chief Executive Officer, and Mr. Kelly, the Company’s Chairman of the board of directors, entered into certain waiver and acknowledgement letters (the “Waivers”), which provide, among other things, (i) that the Purchase Transaction, Private Sale, any public offerings by Vivendi and restructurings by Vivendi and its subsidiaries contemplated by the Stock Purchase Agreement and other transaction documents, shall not (or shall be deemed not to) constitute a “change in control” (or similar term) under their respective employment arrangements, including their employment agreements with the Company, the Company’s 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, or any Other Benefit Plans and Arrangements (as defined in the Waivers), (ii) (A) that the shares of Activision Blizzard common stock acquired by ASAC and held or controlled by the ASAC Investors (as defined in the Waivers) in connection with the Transactions (as defined in the Waivers) will not be included in or count toward, (B) that the ASAC Investors will not be deemed to be a group for purposes of, and (C) any changes in the composition in the board of directors of the Company, in connection with or during the one-year period following the consummation of the Transactions will not contribute towards, a determination that a “change in control” or similar term has occurred with respect to Messrs. Kotick and Kelly’s employment arrangements with the Company, and (iii) for the waiver by Messrs. Kotick and Kelly of their rights to change in control payments or benefits under their employment agreements with the Company, the Company’s 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, and any Other Benefit Plans and Arrangements (in each case, with respect to all current and future grants, awards, benefits or entitlements) in connection with or as a consequence of the Transactions.

Also pursuant to the Stock Purchase Agreement, on October 11, 2013, we, ASAC and, for the limited purposes set forth therein, Messrs. Kotick and Kelly entered into a stockholders agreement. The stockholders agreement contains various agreements among the parties regarding voting rights, transfer rights, and a standstill agreement, among other things.

15.       Recently issued accounting pronouncements

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

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. Upon our adoption of this guidance, “Deferred income taxes, net” under non-current liabilities increased by approximately $46 million, and correspondingly, “Other liabilities” under non-current liabilities decreased by the same amount in our condensed consolidated balance sheet as of December 31, 2013 to conform with the presentation as of March 31, 2014.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recently Consummated Share Repurchase and Related Debt Financing

On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) we entered into on July 25, 2013, with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). The Purchase Transaction was funded with a combination of $1.2 billion of cash on hand, the net proceeds from a $2.5 billion secured term loan facility, maturing in October 2020 (the “Term Loan”), and the net proceeds from the issuance of $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”). The repurchased shares were recorded in “Treasury Stock” in our condensed consolidated balance sheets.

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

As a result of the Purchase Transaction and the Private Sale, we ceased to be a controlled company and, as of March 31, 2014, we had approximately 715 million shares of our common stock issued and outstanding, of which Vivendi held approximately 12%, ASAC held approximately 24% and our other stockholders held approximately 64%.

For further details of our debt financing, refer to “Liquidity and Capital Resources” below, and Note 7 of the Notes to Condensed Consolidated Financial Statements.

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We publish games for video game consoles, personal computers (“PC”), and handheld, mobile and tablet devices. Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders™ franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to release its next big-action game universe, Destiny, in September 2014.  Activision sells games through both retail channels and digital downloads.  Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “current-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC and consoles, including games in the multiple-award winning Diablo® and StarCraft® franchises.  In addition, Blizzard maintains a proprietary online-game related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III and StarCraft II products.  In addition, Blizzard released Hearthstone™: Heroes of Warcraft™, a free-to-play digital collectible card game available on the PC and iPad, and is currently developing Heroes of the Storm™, a new free-to-play online hero brawler.

Activision Blizzard Distribution

Our distribution segment (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended March 31, 2014, Activision Blizzard had net revenues of $1.1 billion, as compared to net revenues of $1.3 billion for the same period in 2013. Earnings per diluted share were $0.40 for the three months ended both March 31, 2014 and 2013.

As a result of the Purchase Transaction, we reduced our common shares outstanding by approximately 429 million shares, which has resulted in a lower weighted-average share count since the transaction closed on October 11, 2013. Additionally, for the three months ended March 31, 2014, interest expense of $51 million and associated tax benefits of $19 million were included in our consolidated net income, partially offsetting the earnings per share benefits from the reduction in our share count.  For details of our debt arrangements, our interest expense, and cash paid for interest, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1, and Interest and Other Investment Income(Expense), Net, and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, of this Quarterly Report on Form 10-Q.

According to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates, during the first quarter of 2014:

•                  In North America and Europe combined, Activision Publishing had the #1 and #2 best-selling titles — Skylanders SWAP Force™, including accessory packs and figures, and Call of Duty: Ghosts™.

•                 In North America and Europe combined, Activision Publishing’s Skylanders SWAP Force was the #1 best-selling kids game overall in dollars.

•                  Blizzard Entertainment had the #1 PC title in dollars in both North America and Europe with Diablo III: Reaper of Souls™.

•                  As of March 31, 2014, Blizzard Entertainment’s World of Warcraft remains the #1 subscription-based MMORPG, with approximately 7.6 million subscribers.

Activision Blizzard Recent and Upcoming Product Releases

We have recently released the following titles and games, among other titles:

•                  On March 10, 2014, Blizzard began accepting pre-purchases for World of Warcraft: Warlords of DraenorTM, which includes a character level 90 boost and value-added services, both of which are available immediately upon purchase.  World of Warcraft: Warlords of Draenor is expected to be released on or before December 20, 2014.

•                  Blizzard commercially released Hearthstone: Heroes of Warcraft on the PC on March 11, 2014, and released it on the iPad in April 2014.

•                  On March 25, 2014, Blizzard released Diablo III: Reaper of Souls™, the first expansion pack to Blizzard’s action role-playing game Diablo III.

•                  On April 3, 2014, Activision released the second digital downloadable map pack for Call of Duty: Ghosts, Call of Duty: Ghosts Devastation (“Devastation”) on the Xbox One and Xbox 360.  Devastation is expected to be released on other platforms later in the second quarter of 2014.

Management’s Overview of Business Trends

Online Content and Digital Downloads

We provide our products through both retail channels and digital online delivery methods. Many of our video games that are available through retailers as physical “boxed” software products, such as DVDs, are also available by direct digital download over the Internet (from our websites and from websites owned by third parties).  In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft, which are digitally delivered and hosted by Battle.net, Blizzard’s proprietary online-game related service.

We currently define digital online channel-related sales as revenues from subscriptions, licensing royalties, value-added services, downloadable content, and digitally distributed products. This definition may differ from that used by our competitors or other companies.

For the three months ended March 31, 2014, revenues through digital online channels increased slightly by $2 million, as compared to the same period in 2013, and represented 34% of our total consolidated net revenues in the first quarter of 2014, as compared to 28% in the first quarter of 2013. Digital online channel revenues were a greater portion of total revenues in 2014 as compared to the prior year, because of the year-over-year decrease in retail channel revenues.  The slight increase in digital revenues year-over-year was mainly attributed to revenues from Hearthstone: Heroes of Warcraft, and the recognition of deferred revenues for Call of Duty: Black Ops II digital downloadable content, partially offset by lower recognition of deferred revenues from World of Warcraft: Mists of Pandaria, which was released in 2012, and lower subscription revenues from World of Warcraft. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the three months ended March 31, 2014 increased by $98 million, as compared to the same period in 2013, and represented 68% of our total non-GAAP net revenues in the first quarter of 2014 as compared to 53% in 2013.  This increase was primarily due to revenues from Diablo III: Reaper of Souls, which was released in March 2014, and Hearthstone: Heroes of Warcraft, which was commercially released in March 2014, as compared to StarCraft II: Heart of the Swarm®, which was released in March 2013, and was partially offset by lower sales of digital downloadable content for Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II in 2013.

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

We have further plans to introduce games, based on some of our most successful franchises, which operate online on a free-to-play model with microtransactions. These games include Blizzard’s Heroes of the Storm, and Activision’s Call of Duty™ Online.

Conditions in the Retail Distribution Channels

Conditions in the retail channels of the video games industry continued to be challenging during the first three months of 2014.  In the U.S. and Europe, retail sales of video games declined by 24% as compared to the same period in 2013, according to The NPD Group and GfK Chart-Track.  The decline was partially attributed to fewer releases in the first quarter of 2014, as compared to 2013, and the shift of Easter sales, which were in the first quarter of 2013, into the second quarter of 2014, as well as the overall impact of the console transition.

Concentration of Top Titles

The industry’s top five titles (including accessory packs and figures) accounted for 13% of the total industry software sales for the first quarter of 2014 and 2013.  However, the top five titles’ sales decreased by 25% for the three months ended March 31, 2014, as compared to the same period in 2013, reflecting the overall challenge of the console transition.  The console transition has negatively impacted sales of current-generation titles, which declined at a faster pace than the growth of sales for next-generation titles.

Console Platform Transition

In November 2012, Nintendo released the Wii U, and in November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next- generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track, as of March 31, 2014, the installed base of PS4 and Xbox One hardware in the U.S. and Europe was approximately 11 million units.

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

While the new console cycle has started strongly and demand for next-generation games was higher than expected, we expect that this will result in a lower-than-expected demand for current-generation games. For example, for the quarter ended March 31, 2014, we experienced slower catalog sales of Call of Duty: Ghosts, which was released in the fourth-quarter of 2013, than catalog sales of Call of Duty: Black Ops II, which was released in the fourth-quarter of 2012, during the same period in 2013.  We believe this is partly attributable to the console platform transition.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three Months Ended March 31,
	2014		2013

Net revenues:
Product sales	$769	69%	$990	75%
Subscription, licensing, and other revenues	342	31	334	25
Total net revenues	1,111	100	1,324	100

Costs and expenses:
Cost of sales — product costs	225	20	260	20
Cost of sales — online	58	5	57	4
Cost of sales — software royalties and amortization	57	5	61	5
Cost of sales — intellectual property licenses	2	—	38	3
Product development	143	13	125	9
Sales and marketing	104	9	107	8
General and administrative	95	9	89	7
Total costs and expenses	684	61	737	56

Operating income	427	39	587	44

Interest and other investment income (expense), net	(51)	(5)	2	—

Income before income tax expense	376	34	589	44

Income tax expense	83	7	133	10

Net income	$293	27%	$456	34%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2014 and 2013 are presented in the table below (amounts in millions):

	Three Months Ended March 31,
			Increase/
	2014	2013	(Decrease)

Segment net revenues:
Activision	$237	$423	$(186)
Blizzard	462	330	132
Distribution	73	51	22
Operating segment net revenues total	772	804	(32)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	339	520
Consolidated net revenues	$1,111	$1,324

Segment income from operations:
Activision	$2	$112	$(110)
Blizzard	239	135	104
Distribution	(1)	—	(1)
Operating segment income from operations total	240	247	(7)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	219	369
Stock-based compensation expense	(30)	(26)
Restructuring
Amortization of intangible assets	(2)	(3)

Consolidated operating income	427	587
Interest and other investment income (expense), net	(51)	2
Consolidated income before income tax expense	$376	$589

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to lower revenues from the Skylanders franchise, lower revenues from Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, and lower revenues from our value business, which released fewer titles in the first quarter of 2014 than in the first quarter of 2013.

Blizzard

Blizzard’s net revenues increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to revenues from Diablo III: Reaper of Souls, which was released in March 2014, Hearthstone: Heroes of Warcraft, and value-added services from World of Warcraft: Warlords of Draenor available immediately upon pre-purchase , as compared to revenues in the prior year from StarCraft II: Heart of the Swarm, which was released in March 2013, and  was partially offset by higher subscription revenues in the prior period from World of Warcraft.

At March 31, 2014, the worldwide subscriber* base for World of Warcraft was approximately 7.6 million, compared to approximately 7.8 million at December 31, 2013, and approximately 8.3 million subscribers at March 31, 2013.  Subscriber engagement in the March quarter was supported by the introduction of new value-added services, which partially offset the impact of fewer promotional activities than in the December quarter.  Since December 31, 2010, when the subscriber base reached a new peak of more than 12 million, subscriber levels have trended downward by similar amounts in both the East and the West (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, and Latin America).  In general, the average revenue per subscriber is lower in the East than in the West.  Looking forward, Blizzard Entertainment expects to continue to deliver new game content in all regions that is intended to further appeal to the gaming community.

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

Distribution

Distribution’s net revenues increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to revenues from the distribution of recently introduced next-generation console hardware.

Segment Income from Operations

Activision

For the three months ended March 31, 2014, Activision’s operating income decreased, as compared to the same period in 2013, primarily due to lower revenues as described above, partially offset by lower costs of sales — product costs and lower intellectual property expenses due to the write-down of capitalized costs in the first quarter of 2013.

Blizzard

For the three months ended March 31, 2014, Blizzard’s operating income increased, as compared to the same period in 2013, primarily due to higher revenues as described above.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three months ended March 31, 2014 and 2013 (amounts in millions):

	Three Months Ended March 31,
			Increase/
	2014	2013	(decrease)
GAAP net revenues by distribution channel
Retail channels	$659	$896	$(237)
Digital online channels(1)	379	377	2
Total Activision and Blizzard	1,038	1,273	(235)

Distribution	73	51	22
Total consolidated GAAP net revenues	1,111	1,324	(213)

Change in deferred net revenues(2)
Retail channels	(487)	(572)	85
Digital online channels(1)	148	52	96
Total changes in deferred net revenues	(339)	(520)	181

Non-GAAP net revenues by distribution channel
Retail channels	172	324	(152)
Digital online channels(1)	527	429	98
Total Activision and Blizzard	699	753	(54)

Distribution	73	51	22
Total non-GAAP net revenues (3)	$772	$804	$(32)

(1) We define revenues from digital online channels as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products.

(2) We have determined that some of our titles’ online functionality represents an essential component of gameplay and as a result, represents a more-than-inconsequential separate deliverable.  As such, we recognize revenues attributed to these titles over the estimated service periods, which range from five months to less than one year.  In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(3) Total non-GAAP net revenues presented also represents our total operating segment net revenues.

The decrease in GAAP net revenues from retail channels for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to the lower performance of Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, lower revenues from the Skylanders franchise, lower revenues from our value business, which released fewer titles, and lower revenues from Call of Duty catalog titles. The decreases were partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

The decrease  in non-GAAP net revenues from retail channels for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to lower revenues from the Skylanders franchise and the lower performance of Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, partially offset by higher revenues from Diablo III: Reaper of Souls, which was released in March  2014, as compared to revenues from the release of StarCraft II: Heart of the Swarm, which was released in March 2013.

The slight increase in GAAP net revenues from digital online channels for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, and the recognition of deferred revenues for Call of Duty: Black Ops II digital downloadable content, partially offset by lower recognition of deferred revenues from World of Warcraft: Mists of Pandaria, which was released in 2012, and lower subscription revenues from World of Warcraft.

The increase in non-GAAP net revenues from digital online channels for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to revenues from  Diablo III: Reaper of Souls, which was released in March 2014 , and Hearthstone: Heroes of Warcraft, which was commercially released in March 2014, as compared to revenues in the prior year from StarCraft II: Heart of the Swarm, which was released in March 2013, partially offset by the lower performance of digital downloadable content for Call of Duty: Ghosts in the current year, as compared to digital downloadable content for Call of Duty: Black Ops II  in 2013.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2014 and 2013 (amounts in millions):

	Three Months Ended March 31,
			Increase/
			(decrease)
	2014	2013	2014 v 2013
Geographic region net revenues:
North America	$563	$738	$(175)
Europe	462	487	(25)
Asia Pacific	86	99	(13)
Consolidated net revenues	$1,111	$1,324	$(213)

The increase/(decrease) in deferred revenues recognized by geographic region for the three months ended March 31, 2014 and 2013 was as follows (amounts in millions):

	Three Months Ended March 31,
			Increase/
	2014	2013	(decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$233	$315	$(82)
Europe	125	169	(44)
Asia Pacific	(19)	36	(55)
Total impact on consolidated net revenues	339	520	(181)

As previously discussed, the decrease in the Company’s net revenues for the three months ended March 31, 2014, as compared to the same period in 2013, was mainly due to lower revenues from Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, lower revenues from our Skylanders franchise and Call of Duty catalog titles, and the release of fewer titles from our value business.  Net revenues in North America and Europe were also impacted by lower recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria.  In all regions, the decreases were partially offset by revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in the prior period.  The decreases in North America and Europe were also partially offset by the recognition of previously deferred revenues from Call of Duty: Black Ops II digital downloadable content.  Additionally, in Europe, the decreases were partially offset by the increase in revenues from the Distribution segment.

The deferred revenues recognized for the three months ended March 31, 2014, as compared to the same period in 2013, were negatively impacted by the lower recognition of deferred revenues from Call of Duty: Ghosts, which was released in November 2013, as compared to the recognition of deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, lower recognition of deferred revenues from Call of Duty catalog titles, and overall higher deferral of revenues, primarily from Diablo III: Reaper of Souls, which was released in March 2014, as compared to deferral of revenues for StarCraft II: Heart of the Swarm, which was released in March 2013, and from value-added services from World of Warcraft: Warlords of Draenor.  These negative impacts were partially offset by the recognition of previously deferred revenues from digital downloadable content of Call of Duty: Black Ops II, and from Diablo III for the PS3 and the Xbox 360.  In North America and Asia Pacific, the decrease in deferred revenues recognized was also due to a higher deferral of revenues from Hearthstone: Heroes of Warcraft.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $18 million on Activision Blizzard’s net revenues for the three months ended March 31, 2014, as compared to the same period in 2013.  The change is primarily due to the movement of the U.S. dollar relative to the Euro and British Pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended March 31, 2014 and 2013 (amounts in millions):

	Three Months Ended March 31, 2014	% of total(3) consolidated net revs.	Three Months Ended March 31, 2013	% of total(3) consolidated net revs.	Increase/ (Decrease)
Platform net revenues:
Online (1)	201	18	275	21	(74)
PC	100	9	93	7	7

Next-generation (PS4, Xbox One, WiiU)	108	10	7	1	101
Current-generation (PS3, Xbox 360, Wii)	546	49	742	56	(196)
Total console	654	59	749	57	(95)

Mobile and other (2)	83	7	156	12	(73)

Total Activision Blizzard	1,038	93	1,273	96	(235)
Distribution	73	7	51	4	22
Total consolidated net revenues	$1,111	100%	$1,324	100%	$(213)

The increase / (decrease) in deferred revenues recognized by platform for three months ended March 31, 2014 and 2013 was as follows (amounts in millions):

	Three Months Ended March 31,
			Increase/
	2014	2013	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online (1)	(26)	47	(73)
PC	(139)	(28)	(111)

Next-generation (PS4, Xbox One, WiiU)	76	4	72
Current-generation (PS3, Xbox 360, Wii)	428	497	(69)
Total console	504	501	3

Mobile and other (2)	—	—	—
Total impact on consolidated net revenues	$339	$520	$(181)

(1) Revenues from online consists of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, value-added services, and Call of Duty Elite memberships.

(2) Revenues from mobile and other includes revenues from handheld and mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories products from our Skylanders franchise and other physical merchandise and accessories.

(3) The percentages of total are presented as calculated.  Therefore the sum of these percentages, as presented, may differ due to the impact of rounding.

Net revenues from online decreased for the three months ended March 31, 2014, as compared to the same period in 2013, due to lower recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, lower subscription revenues from World of Warcraft and lower revenues from Call of Duty Elite, which was discontinued as a paid service in 2013.  The decreases were partially offset by higher revenues from value-added services for World of Warcraft.

Net revenues from PC increased for the three months ended March 31, 2014, as compared to the same period in 2013, due to revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in the prior year, partially offset by lower recognition of previously deferred revenues from Diablo III.

Net revenues from next-generation consoles increased for the three months ended March 31, 2014, as compared to the same period in 2013, due to the introduction of the PS4 and Xbox One in the fourth quarter of 2013. We released Call of Duty: Ghosts and Skylanders SWAP Force on next-generation consoles in the fourth quarter of 2013.

Net revenues from current-generation consoles decreased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to lower revenues from Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, lower revenues from Call of Duty catalog titles, lower revenues from our value business with fewer titles released, and lower sales from our Skylanders franchise, partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

Net revenues from mobile and other decreased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to lower revenues from the Skylanders franchise, our value business, and handheld platforms.

The decrease in deferred revenues recognized for online for the three months ended March 31, 2014, as compared to the same period in 2013, was due to the deferral of revenues of the pre-purchases for World of Warcraft: Warlords of Draenor, and lower revenues recognized from World of Warcraft: Mists of Pandaria, which was released in September 2012.

The decrease in deferred revenues recognized for PC for the three months ended March 31, 2014, as compared to the same period in 2013, was due to the higher deferral of revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues deferred from StarCraft II: Heart of the Swarm, which was released in March 2013, and the deferral of revenues from Hearthstone: Heroes of Warcraft.

The increase in deferred revenues recognized for next-generation consoles for the three months ended March 31, 2014, as compared to the same period in 2013, was due to the introduction of the PS4 and Xbox One in the fourth quarter of 2014. We released Call of Duty: Ghosts and Skylanders SWAP Force on next-generation consoles in the fourth quarter of 2013.

The decrease in deferred revenues recognized for current-generation consoles for the three months ended March 31, 2014, as compared to the same period in 2013, was due to the lower recognition of deferred revenues from Call of Duty: Ghosts digital downloadable content, as compared to the recognition of deferred revenues from Call of Duty: Black Ops II digital downloadable content in the first quarter of 2013, and was partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2014 and 2013 (amounts in millions):

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Product costs	$225	20%	$260	20%	$(35)
Online	58	5	57	4	1
Software royalties and amortization	57	5	61	5	(4)
Intellectual property licenses	2	—	38	3	(36)

Total cost of sales decreased for the three months ended March 31, 2014, as compared to the same period in 2013.  Overall, the decreases were attributable to lower revenues for the period and a higher proportion of relatively higher-margin digital online sales.

Cost of sales — product costs decreased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to lower retail and physical product sales.  The decrease was partially offset by higher product costs due to increased revenues from our Distribution segment.

The decrease in cost of sales — software royalties and amortization for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to the release of fewer titles by our value business.

The decrease in cost of sales — intellectual property licenses for the three months ended March 31, 2014, as compared to the same period in 2013, was due to the write down of intellectual property licenses in the first quarter of 2013, with no comparable write-downs in the first quarter of 2014.

Product Development (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Product development	$143	13%	$125	9%	$18

Product development costs increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to higher bonus accruals as a result of strong Blizzard’s performance, higher product development costs for upcoming releases, and the timing of capitalized product development costs based on the technological feasibility of our products.

Sales and Marketing (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Sales and marketing	$104	9%	$107	8%	$(3)

Sales and marketing expenses decreased slightly for the three months ended March 31, 2014, as compared to the same period in 2013, primarily driven by differences in the timing of our releases.

General and Administrative (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

General and administrative	$95	9%	$89	7%	$6

General and administrative expenses increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to higher bonus accruals and higher personnel costs partially offset by lower legal expenses (including legal-related accruals, settlements, and fees).

Interest and Other Investment Income (Expense), Net (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Interest and other investment income (expense), net	$(51)	(5)%	$2	—%	$(53)

Interest and other investment income (expense), net was ($51) million for the three months ended March 31, 2014, as compared to $2 million in the same period in 2013, due to interest expense incurred from the Notes issued in September 2013 and the Term Loan entered into in October 2013 in connection with the Purchase Transaction.

Income Tax Expense (Benefit) (amounts in millions)

		% of		% of
	March 31,	Pretax	March 31,	Pretax	Increase
	2014	income	2013	income	(Decrease)

Income tax expense	$83	22.1%	$133	22.6%	$(50)

The income tax expense of $83 million for the three months ended March 31, 2014 reflected an effective tax rate of 22.1%, which is slightly lower than the effective tax rate of 22.6% for the three months ended March 31, 2013. This decrease is primarily due to a deferred tax benefit in the current year in foreign jurisdictions and is partially offset by the expiration of the federal research credit.

The effective tax rate of 22.1% for the three months ended March 31, 2014 differed from the U.S. statutory rate of 35.0%, primarily due to the amount of foreign earnings at relatively lower statutory rates, as compared to domestic earnings at relatively higher statutory rates, recognition of California research and development credits and federal domestic production deductions, offset by increases to the company’s reserve for uncertain tax positions.

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

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $676 million, which represent a potential future tax benefit of approximately $237 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.

For the quarter ended March 31, 2014, we utilized $87 million of the NOL, which resulted in a benefit of $31 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard. For the period ended March 31, 2014, an indemnification asset of $31 million has been recorded in “Other Assets”, and correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At March 31, 2014	At December 31, 2013	(Decrease)
Cash and cash equivalents	$4,279	$4,410	$(131)
Short-term investments	8	33	(25)
	$4,287	$4,443	$(156)

Percentage of total assets	32%	32%

	Three Months Ended March 31,
			Increase
	2014	2013	(Decrease)

Cash flows provided by operating activities	$136	$325	$(189)
Cash flows provided by (used in) investing activities	(12)	80	(92)
Cash flows provided by (used in) financing activities	(252)	23	(275)
Effect of foreign exchange rate changes	(3)	(88)	85
Net increase (decrease) in cash and cash equivalents	$(131)	$340	$(471)

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

Cash flows provided by operating activities decreased for the three months ended March 31, 2014 as compared to the same period in 2013.  The decrease was primarily attributed to lower net income for the period and changes in our working capital accounts, including lower cash receipts due to lower accounts receivable balances from the prior period and payment of interest, partially offset by lower payment of bonuses.  Cash flows provided by operating activities for the three months ended March 31, 2014 also included approximately $82 million of interest paid for the Notes and Term Loan, which were not outstanding in the three months ended March 31, 2013.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

Cash flows used in investing activities were $12 million during the three months ended March 31, 2014, as compared to cash flows provided by investing activities of $80 million for the three months ended March 31, 2013, primarily due to higher capital expenditures and lower proceeds from the maturity of short-term investments.  Cash flows related to investing activities reflected the receipt of $21 million in proceeds from the maturity of investments, the majority of which consisted of other government agency securities, and capital expenditures, primarily related to property and equipment, of $37 million.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock, and the payment of dividends.

Cash flows used in financing activities were higher during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the $375 million partial repayment of our Term Loan and $13 million for taxes paid in connection with the vesting of employees’ restricted stock rights.  Cash flows from financing activities for the three months ended March 31, 2014 reflected proceeds of $119 million from the issuance of shares of our common stock to employees in connection with stock option exercises.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $4.3 billion at March 31, 2014, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($3.8 billion at March 31, 2014) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; funding of dividends; and interest payments related to debt obligations.

As of March 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.5 billion, as compared to $3.3 billion as of December 31, 2013. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of March 31, 2014, the Notes had a carrying value of $2.2 billion.

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

On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver.  To date, we have not drawn on the Revolver.

As of March 31, 2014, the outstanding balance of our Term Loan was $2.1 billion.  Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At March 31, 2014, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

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

In addition, if, in the future, we borrow under the Revolver, as described in Note 7 of the Notes to Condensed Consolidated Financial Statements, we may be required, during certain periods where outstanding revolving loans exceed a certain threshold, to maintain a maximum senior secured net leverage ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement.

Dividends

On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014.

Capital Expenditures

For the year ending December 31, 2014, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware and software purchases.  Through the first three months of 2014, we made aggregate capital expenditures of $37 million.

Off-balance Sheet Arrangements

At March 31, 2014 and December 31, 2013, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•                  Revenue Recognition including Revenue Arrangements with Multiple Deliverables

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the three months ended March 31, 2014, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a more complete discussion of our critical accounting policies and estimates.

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

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. Upon our adoption of this guidance, “Deferred income taxes, net” under non-current liabilities increased by approximately $46 million, and correspondingly, “Other liabilities” under non-current liabilities decreased by the same amount in our condensed consolidated balance sheet as of December 31, 2013 to confirm with presentation as of March 31, 2014.

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

To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities and earnings, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. All foreign currency economic hedging transactions are backed, in amount and by maturity, by an identified economic underlying item. In recent years, Vivendi was our principal counterparty for our currency derivative contracts, but we have not had any outstanding currency derivative contracts with Vivendi as the counterparty since July 3, 2013.  Further, in connection with the Purchase Transaction, we terminated our cash management services agreement with Vivendi as of October 31, 2013.  Since the consummation of the Purchase Transaction, the counterparties for our currency derivative contracts have been large and reputable commercial or investment banks. We did not have any outstanding foreign currency contracts at March 31, 2014.  The gross notional amount of outstanding foreign currency contracts was $34 million at December 31, 2013.

We do not hold or purchase any foreign currency contracts for trading or speculative purposes and we do not designate these contracts as hedging instruments. Accordingly, we report the fair value of these contracts within “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheet and the changes in fair value within “General and administrative expense” or “Interest and other investment income (expense), net” in our condensed consolidated statement of operations, depending on the nature of the contracts. For the three months ended March 31, 2014 and 2013, pre-tax net losses and gains were not material.

In the absence of the hedging activities described above, for the period ended March 31, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $23 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of March 31, 2014, a hypothetical change in the interest rate paid on our variable rate debt of one percent would change interest expense on an annual basis by approximately $21 million.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2014, our $4.28 billion of cash and cash equivalents were comprised primarily of money market funds. At March 31, 2014, our $8 million of short-term investments consists of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at March 31, 2014. The Company has determined that, based on the composition of our investment portfolio as of March 31, 2014, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2014, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims. SEC regulations govern disclosure of legal proceedings in periodic reports and FASB ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside of our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, profitability, cash flows or liquidity.

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

In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company.  In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013.  On October 25, 2013, Pacchia filed an amended complaint under seal.  The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC.  The added class claims are against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC.  The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties.  The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC.  On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below.  On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.  On December 3, 2013, the court selected Pacchia as lead plaintiff.  Pacchia filed a second amended complaint on December 11, 2013 and Activision filed an answer on January 31, 2014.  Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal.  In response to Pacchia’s filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. The Court of Chancery has set a hearing date of June 6, 2014 to consider the motions to dismiss such claims. The trial is scheduled for December 2014.

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

Further, on September 18, 2013, the Company received a letter from another purported stockholder of the Company, Milton Pfeiffer, seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to investigate potential wrongdoing or mismanagement in connection with the approval of the Stock Purchase Agreement.  On November 11, 2013, Pfeiffer filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia and Miller.  The Company answered on November 27, 2013.  On January 21, 2014, the Court of Chancery entered the parties’ stipulation and order of dismissal.

On December 17, 2013, the Company received a letter from Mark Benston requesting certain books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law.  Benston is represented by the same law firm as Pfeiffer.  On January 2, 2014, Benston filed a lawsuit in the Court of Chancery of the State of Delaware pursuant to Delaware Section 220 containing claims similar to Hayes, Pacchia, Pfeiffer and Miller.  The Company answered on January 17, 2014. On February 14, 2014, the Court of Chancery entered the parties’ stipulation and order of dismissal.

On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys have petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. The Court of Chancery will hear arguments on Benston’s motion for a leadership role in the consolidated Pacchia litigation on June 6, 2014.

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

The Company is not currently able to estimate the range of possible losses or costs to us from these lawsuits and related indemnification obligations, as they are in the early stages and it cannot be determined how long it may take to resolve these matters. Moreover, the Company cannot be certain what the impact on our operations or financial position will be if any of the purported stockholder plaintiffs are successful in having the Stockholders Agreement dated October 11, 2013 among the Company, ASAC and, for limited purposes, Messrs. Kotick and Kelly (the “Stockholders Agreement”) reformed.  A decision adverse to the Company on these actions could result in the reformation of the Stockholders Agreement and could have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows or liquidity.

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

Item 1A.  Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the number of shares purchased and average price paid per share during the quarter ended March 31, 2014, the total number of shares purchased as part of publicly announced plans or programs, and the approximate dollar value of shares that may yet be purchased under the plans or programs at March 31, 2014.  For the three months ended March 31, 2014, there was no repurchase program authorized.

Period	Total number of shares purchased		Average price paid per share	Total numbers of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2014 - January 31, 2014	—		$—	—	$—
February 1, 2014 - February 28, 2014	45,006	(1)	19.94	—	—
March 1, 2014 - March 31, 2014	—		—	—	—

Total	45,006		$19.94	—

(1)                                 Consists of transactions under the Company’s equity compensation plans involving the delivery to the Company of shares of our common stock, with an average value of $19.94 per share as of the date of delivery, to satisfy tax withholding obligations in connection with the vesting of restricted stock awards to our employees.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 6, 2014

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

3.3		Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed October 18, 2013).

10	.1*	Notice of Assignment of Walther Employment Agreement to Activision Blizzard, Inc. dated December 22, 2011.

10	.2*	Amendment, dated as of July 15, 2013, to Employment Agreement between Christopher Walther and the Company.

10	.3*	Notice of Restricted Share Unit Award, dated as of August 6, 2012, to Christopher Walther.

10	.4*	Notice of Restricted Share Unit Award, dated as of August 5, 2013, to Christopher Walther.

31.1		Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.