Form 10-Q
period 2014-06-30
Activision Blizzard, Inc.
filed 2014-08-05
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding at July 29, 2014 was 717,482,060.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements about the impact of the transactions involving the repurchase of shares from Vivendi, S.A., and the debt financing related thereto; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words, such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres, such as first-person action, massively multiplayer online and “toys to life” games, and preferences among hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models, including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, particularly during the ongoing console transition, rapid changes in technology and industry standards, the current regulatory environment, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, capital market risks, the possibility that expected benefits related to the transactions involving the repurchase of shares from Vivendi S.A. may not materialize as expected, the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30,	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,199	$4,410
Short-term investments	5	33
Accounts receivable, net of allowances of $246 and $381 at June 30, 2014 and December 31, 2013, respectively	107	510
Inventories, net	151	171
Software development	391	367
Intellectual property licenses	3	11
Deferred income taxes, net	359	321
Other current assets	259	418
Total current assets	5,474	6,241

Long-term investments	9	9
Software development	68	21
Property and equipment, net	162	138
Other assets	86	35
Intangible assets, net	39	43
Trademark and trade names	433	433
Goodwill	7,089	7,092
Total assets	$13,360	$14,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$167	$355
Deferred revenues	769	1,389
Accrued expenses and other liabilities	507	636
Current portion of long-term debt	—	25
Total current liabilities	1,443	2,405
Long-term debt, net	4,321	4,668
Deferred income taxes, net	82	66
Other liabilities	343	251
Total liabilities	6,189	7,390

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,145,378,067 and 1,132,385,424 shares issued at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,853	9,682
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2014 and December 31, 2013	(5,762)	(5,814)
Retained earnings	3,036	2,686
Accumulated other comprehensive income	44	68
Total shareholders’ equity	7,171	6,622
Total liabilities and shareholders’ equity	$13,360	$14,012

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues
Product sales	$587	$727	$1,357	$1,717
Subscription, licensing, and other revenues	383	323	724	658
Total net revenues	970	1,050	2,081	2,375

Costs and expenses
Cost of sales — product costs	187	179	412	440
Cost of sales — online	56	54	115	111
Cost of sales — software royalties and amortization	46	38	102	99
Cost of sales — intellectual property licenses	11	14	13	52
Product development	112	123	255	247
Sales and marketing	141	116	245	223
General and administrative	107	96	202	186
Total costs and expenses	660	620	1,344	1,358

Operating income	310	430	737	1,017

Interest and other investment income (expense), net	(50)	—	(101)	3

Income before income tax expense	260	430	636	1,020

Income tax expense	56	106	139	240

Net income	$204	$324	$497	$780

Earnings per common share
Basic	$0.28	$0.28	$0.68	$0.68
Diluted	$0.28	$0.28	$0.67	$0.68

Weighted-average number of shares outstanding
Basic	716	1,118	712	1,116
Diluted	725	1,127	723	1,124

Dividends per common share	$—	$—	$0.20	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$204	$324	$497	$780

Other comprehensive income (loss):
Foreign currency translation adjustment	(19)	33	(24)	(37)
Unrealized gains on investments, net of deferred income taxes of $0 million for June 30, 2014 and 2013	—	—	—	1
Other comprehensive income (loss)	$(19)	$33	$(24)	$(36)

Comprehensive income	$185	$357	$473	$744

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$497	$780
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(21)	209
Provision for inventories	20	12
Depreciation and amortization	38	47
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	97	126
Amortization of debt discount and debt financing costs	3	—
Stock-based compensation expense (2)	52	50
Excess tax benefits from stock awards	(23)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	402	583
Inventories	1	64
Software development and intellectual property licenses	(161)	(140)
Other assets	182	132
Deferred revenues	(622)	(974)
Accounts payable	(190)	(197)
Accrued expenses and other liabilities	(33)	(253)
Net cash provided by operating activities	242	434

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	21	229
Purchases of available-for-sale investments	—	(26)
Capital expenditures	(62)	(36)
Decrease in restricted cash	7	9
Net cash (used in) provided by investing activities	(34)	176

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	137	51
Tax payment related to net share settlements on restricted stock rights	(34)	(16)
Excess tax benefits from stock awards	23	5
Dividends paid	(147)	(216)
Repayment of long-term debt	(375)	—
Net cash used in financing activities	(396)	(176)

Effect of foreign exchange rate changes on cash and cash equivalents	(23)	(52)

Net (decrease) increase in cash and cash equivalents	(211)	382

Cash and cash equivalents at beginning of period	4,410	3,959

Cash and cash equivalents at end of period	$4,199	$4,341

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(Unaudited)

(Amounts and shares in millions, except per share data)

						Retained	Accumulated
					Additional	Earnings	Other	Total
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance at December 31, 2013	1,132	$—	(429)	$(5,814)	$9,682	$2,686	$68	$6,622

Components of comprehensive income:
Net income	—	—	—	—	—	497	—	497
Other comprehensive income (loss)	—	—	—	—	—	—	(24)	(24)
Issuance of common stock pursuant to employee stock options	11	—	—	—	137	—	—	137
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(34)	—	—	(34)
Tax benefit associated with employee stock awards	—	—	—	—	16	—	—	16
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	52	—	—	52
Dividends ($0.20 per common share)	—	—	—	—	—	(147)	—	(147)
Indemnity on tax attributes assumed in connection with the Purchase
Transaction (see Note 11)	—	—	—	52	—	—	—	52

Balance at June 30, 2014	1,145	$—	(429)	$(5,762)	$9,853	$3,036	$44	$7,171

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

The Business Combination and Share Repurchase

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

On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) we entered into on July 25, 2013, with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). Immediately following the completion of the Purchase Transaction, Vivendi sold ASAC 172 million shares of Activision Blizzard’s common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”). Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction.

On May 28, 2014, as permitted by the investor agreement entered into in connection with the Purchase Transaction, Vivendi sold approximately 41 million shares, or approximately 50% of their then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds. Vivendi currently owns approximately 41 million shares of our common stock, and is generally restricted from selling that stock until approximately fifteen months after the date on which the Purchase Transaction closed.

As a result of the Purchase Transaction, the Private Sale, and Vivendi’s sale of approximately 41 million shares of our common stock in May 2014, as of June 30, 2014, we had approximately 717 million shares of our common stock issued and outstanding, of which Vivendi held approximately 6%, ASAC held approximately 24% and our other stockholders held approximately 70%.

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to release its next big-action game universe, Destiny™, which is anticipated to launch in September 2014.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “current-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC and consoles, including games in the multiple-award winning Diablo® and StarCraft® franchises.  In addition, Blizzard maintains a proprietary online game-related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo III and StarCraft II products.  In addition, Blizzard is the creator of Hearthstone™: Heroes of Warcraft™, a free-to-play digital collectible card game available on the PC and iPad, and is currently developing Heroes of the Storm™, a new free-to-play online hero brawler.

(iii) Activision Blizzard Distribution

Our distribution segment (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Adjustments

During the six months ended June 30, 2013, we identified through our internal processes that, in previous years, we erroneously under-accrued for certain indirect taxes for two countries in our Europe region. We performed an evaluation under SEC Staff Accounting Bulletin No. 108 and concluded the effect of this error was immaterial to prior years’ financial statements as well as the full-year 2013 financial statements. As such, during the six months ended June 30, 2013, we recorded an adjustment in our condensed consolidated statements of operations which reduced “Total net revenues” by $8 million, “Interest and other investment income (expense), net” by $1 million, “Income before income tax expense” by $9 million, and “Net income” by $7 million. This adjustment reduced net revenues and income from operations before income tax expense by $8 million and $9 million, respectively, in each of our Blizzard segment, Europe region, and online platform, as presented in Note 9 of the Notes to Condensed Consolidated Financial Statements.  The adjustment increased “Accrued expenses and other liabilities” on our condensed consolidated balance sheet by $9 million and represents a correction of an error. Operating cash flows were impacted by $9 million in 2013 when we settled the liability. The adjustment related to prior periods’ net income as follows: (i) approximately $1 million for the quarter ended March 31, 2013; (ii) approximately $1 million for each quarter of 2012 (totaling approximately $4 million for the year ended December 31, 2012); (iii) approximately $2 million for the year ended December 31, 2011; and (iv) less than $1 million for the year ended December 31, 2010. Earnings per basic and diluted share were affected by less than $0.01 as a result of recording this adjustment.

2.     Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At June 30,	At December 31,
	2014	2013
Finished goods	$132	$149
Purchased parts and components	19	22

Inventories, net	$151	$171

Inventory reserves were $56 million and $42 million at June 30, 2014 and December 31, 2013, respectively.

3.              Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	June 30,	December 31,
	2014	2013
Internally developed software costs	$211	$189
Payments made to third-party software developers	248	199
Total software development costs	$459	$388

Intellectual property licenses	$3	$11

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of capitalized software development costs and intellectual property licenses	$50	$46	$108	$108
Write-offs and impairments	—	—	—	26

4.     Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2014
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(91)	$7
Internally-developed franchises	11 - 12 years	309	(277)	32
Total definite-lived intangible assets		$407	$(368)	$39

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2013
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(90)	$8
Internally-developed franchises	11 - 12 years	309	(274)	35
Total definite-lived intangible assets		$407	$(364)	$43

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $1 million and $3 million for the three and six months ended June 30, 2014, respectively.  Amortization expense of intangible assets was $3 million and $6 million for the three and six months ended June 30, 2013, respectively.

At June 30, 2014, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2014 (remaining six months)	$11
2015	12
2016	7
2017	4
2018	3
Thereafter	2
Total	$39

5.              Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2014 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2013	$6,914	$178	$7,092
Tax benefit credited to goodwill	(3)	—	(3)
Balance at June 30, 2014	$6,911	$178	$7,089

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

		Fair Value Measurements at
		June 30, 2014 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Balance Sheet
	2014	(Level 1)	(Level 2)	(Level 3)	Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,005	$4,005	$—	$—	Cash and cash equivalents
Foreign government treasury bills	37	37	—	—	Cash and cash equivalents
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,051	$4,042	$—	$9

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

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at June 30, 2014 and 2013, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2013	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at June 30, 2014	$9	$9

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1
Balance at June 30, 2013	$9	$9

(a)         Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At June 30, 2014, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts

The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. In addition, the Company transacts intercompany business in various foreign currencies other than its functional currency, subjecting us to variability in the functional currency-equivalent cash flows. To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, and earnings, and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. We report the fair value of these contracts within “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

In the recent periods, the foreign currency forward contracts that we enter into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings were not designated as hedging instruments under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other investment income (expense), net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.

At June 30, 2014, we did not have any outstanding foreign currency forward contracts that are not designated as hedges.  At December 31, 2013, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was $34 million. The fair value of these foreign currency forward contracts was not material as of December 31, 2013. For the three and six months ended June 30, 2014 and 2013, pre-tax net losses and gains associated with these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

During the three months ended June 30, 2014, we entered into foreign currency forward contracts to hedge forecasted intercompany cash flows that are subject to foreign currency risk and designated them as cash flow hedges in accordance with ASC 815.  The Company assesses the effectiveness of these cash flow hedges at inception and on an ongoing basis and determines if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedged item impacts earnings. The Company measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $119 million at June 30, 2014. The Company’s assets and liabilities at fair value were immaterial relating to these outstanding foreign currency forward contracts. During the three months ended June 30, 2014, there was no ineffectiveness relating to these hedges.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For the three and six months ended June 30, 2014 and 2013, there were no impairment charges related to assets that are measured on a non-recurring basis.

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

Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At June 30, 2014, the Term Loan bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities will increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. Commitment fees are recorded within “Interest and other investment income (expense), net” on the condensed consolidated statements of operations. We are also required to pay customary letter of credit fees and agency fees.

Under the terms of the Credit Agreement, we are required to make quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.   This repayment satisfies the required quarterly principal repayments for the entire term of the Credit Agreement.  Since this voluntary principal repayment was not a contractual requirement as of December 31, 2013 and the Board of Directors did not approve the repayment until January 2014, only the contractual principal repayment of $25 million for 2014 has been reflected as “Current portion of long-term debt” in our condensed consolidated balance sheet as of December 31, 2013.  Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 69% of our consolidated assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  If our obligations under the Revolver exceed 15% of the total amount of that facility as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of June 30, 2014.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of June 30, 2014.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of June 30, 2014 and December 31, 2013, we had interest payable of $38 million related to the Notes recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets.

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

A summary of our debt is as follows (amounts in millions):

	June 30, 2014
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$2,119	$(11)	$2,108
2021 Notes	1,500	(24)	1,476
2023 Notes	750	(13)	737
Total debt	$4,369	$(48)	$4,321
Less: current portion of long-term debt	—	—	—
Total long-term debt	$4,369	$(48)	$4,321

	December 31, 2013
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$2,494	$(12)	$2,482
2021 Notes	1,500	(26)	1,474
2023 Notes	750	(13)	737
Total debt	$4,744	$(51)	$4,693
Less: current portion of long-term debt	(25)	—	(25)
Total long-term debt	$4,719	$(51)	$4,668

For the three and six months ended June 30, 2014, interest expense was $50 million and $101 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $2 million and $3 million, respectively, and commitment fees for the Revolver were not material.

As of June 30, 2014, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2014 (remaining six months)	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	4,369
Total	$4,369

As of June 30, 2014 and December 31, 2013, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs, as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs (observable market prices in less than active markets), the fair values of the 2021 Notes and 2023 Notes were $1,618 million and $829 million, respectively, at June 30, 2014 and $1,559 million and $785 million, respectively, at December 31, 2013.

Deferred Financing Costs

Costs incurred to obtain our long-term debt are recorded as deferred financing costs within “Other assets — non-current” in our condensed consolidated balance sheets and are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and Notes.  Amortization expense related to the deferred financing costs is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statements of operations.  For the three and six months ended June 30, 2014, this amount was not material.

8.     Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at June 30, 2014 and 2013, were as follows (amounts in millions):

	For the Six Months Ended June 30, 2014
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2013	$67	$1	$68
Other comprehensive income (loss) before reclassifications	(24)	—	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at June 30, 2014	$43	$1	$44

	For the Six Months Ended June 30, 2013
	Foreign currency	Unrealized gain
	translation	on available-for-
	adjustments	sale securities	Total
Balance at December 31, 2012	$(26)	$—	$(26)
Other comprehensive income (loss) before reclassifications	(37)	1	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance at June 30, 2013	$(63)	$1	$(62)

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, restructuring expense, amortization of intangible assets as a result of purchase price accounting, impairment of goodwill and intangible assets, and expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2014 and 2013 are presented below (amounts in millions):

	Three Months Ended June 30,
	2014	2013	2014	2013
			Income (loss) from operations
	Net revenues		before income tax expense
Activision	$252	$347	$(31)	$60
Blizzard	340	224	145	60
Distribution	66	37	(1)	(1)
Operating segments total	658	608	113	119

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	312	442	220	338
Stock-based compensation expense	—	—	(22)	(24)
Amortization of intangible assets	—	—	(1)	(3)
Consolidated net revenues / operating income	$970	$1,050	310	430
Interest and other investment income (expense), net			(50)	—
Consolidated income before income tax expense			$260	$430

	Six Months Ended June 30,
	2014	2013	2014	2013
			Income (loss) from operations
	Net revenues		before income tax expense
Activision	$489	$771	$(29)	$173
Blizzard	801	554	383	194
Distribution	140	88	(1)	(1)
Operating segments total	1,430	1,413	353	366

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	651	962	440	707
Stock-based compensation expense	—	—	(53)	(50)
Amortization of intangible assets	—	—	(3)	(6)
Consolidated net revenues / operating income	$2,081	$2,375	$737	$1,017
Interest and other investment income (expense), net			(101)	3
Consolidated income before income tax expense			$636	$1,020

Geographic information presented below for the three and six months ended June 30, 2014 and 2013 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues by geographic region:
North America	$471	$562	$1,035	$1,300
Europe	395	402	856	889
Asia Pacific	104	86	190	186
Total consolidated net revenues	$970	$1,050	$2,081	$2,375

The Company’s net revenues in the U.S. were 46%, and 51% of consolidated net revenues for the three months ended June 30, 2014 and 2013, respectively.  The Company’s net revenues in the U.K. were 14% and 12% of consolidated net revenues for the three months ended June 30, 2014 and 2013, respectively. The Company’s net revenues in France were 16% and 13% of consolidated net revenues for the three months ended June 30, 2014 and 2013, respectively.  No other country’s net revenues exceeded 10% of consolidated net revenues.

The Company’s net revenues in the U.S. were 47%, and 52% of consolidated net revenues for the six months ended June 30, 2014 and 2013, respectively.  The Company’s net revenues in the U.K. were 14% and 12% of consolidated net revenues for the six months ended June 30, 2014 and 2013, respectively. The Company’s net revenues in France were 15% and 12% of consolidated net revenues for the six months ended June 30, 2014 and 2013, respectively.  No other country’s net revenues exceeded 10% of consolidated net revenues.

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues by platform:
Console	$479	$590	$1,134	$1,339
Online (1)	195	233	395	508
PC	182	100	281	195
Mobile and other (2)	48	90	131	245
Total Activision Blizzard net revenues	904	1,013	1,941	2,287
Distribution	66	37	140	88
Total consolidated net revenues	$970	$1,050	$2,081	$2,375

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

Long-lived assets by geographic region at June 30, 2014 and December 31, 2013 were as follows (amounts in millions):

	At June 30,	At December 31,
	2014	2013
Long-lived assets* by geographic region:
North America	$120	$102
Europe	34	29
Asia Pacific	8	7
Total long-lived assets by geographic region	$162	$138

*The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

We did not have any single external customers that accounted for 10% or more of consolidated net revenues for the three and six months ended June 30, 2014 and 2013.

10. Stock-Based Compensation

On June 5, 2014, our shareholders approved the Activision Blizzard, Inc. 2014 Incentive Plan (the “2014 Plan”) and the 2014 Plan became effective. The 2014 Plan authorizes the Compensation Committee of our Board of Directors to provide equity-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2014 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for superior performance to the directors, officers, employees of, and consultants to, Activision Blizzard and its subsidiaries.

While the Compensation Committee has broad discretion to create equity incentives, our stock-based compensation program currently primarily utilizes a combination of options and restricted stock units. Options have time-based vesting schedules, generally vesting annually over a period of three to five years, and all options expire ten years from the grant date. Restricted stock units either have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant or vesting annually over a period of three to five years, or they vest only if certain performance measures are met. In addition, under the terms of the 2014 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on NASDAQ.

Upon the effective date of the 2014 Plan, we ceased making awards under the following equity incentive plans (collectively, the “Prior Plans”), although such plans will remain in effect and continue to govern outstanding awards:  (i) Activision, Inc. 1998 Incentive Plan, as amended; (ii) Activision, Inc. 1999 Incentive Plan, as amended; (iii) Activision, Inc. 2001 Incentive Plan, as amended; (iv) Activision, Inc. 2002 Incentive Plan, as amended; (v) Activision, Inc. 2002 Executive Incentive Plan, as amended; (vi) Activision, Inc. 2002 Studio Employee Retention Incentive Plan, as amended; (vii) Activision, Inc. 2003 Incentive Plan, as amended; (viii) Activision, Inc. 2007 Incentive Plan; and (ix) Activision Blizzard, Inc. 2008 Incentive Plan.

As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan.  The number of shares of our common stock reserved for issuance under the 2014 Plan may be further increased from time to time by:  (i) the number of shares relating to awards outstanding under any Prior Plan that:  (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (iii) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of June 30, 2014, we had approximately 47 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

11.  Income Taxes

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.   The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of our earnings, changes in projected results for various jurisdictions, changes in enacted tax legislation, including certain business tax credits, state and local income taxes, tax audit settlements, and the interaction of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $56 million for the three months ended June 30, 2014 reflected an effective tax rate of 21.5%, which is lower than the effective tax rate of 24.7% for the three months ended June 30, 2013. The income tax expense of $139 million for the six months ended June 30, 2014 reflected an effective tax rate of 21.8%, which is lower than the effective tax rate of 23.5% for the six months ended June 30, 2013.  These decreases are primarily due to a deferred tax benefit recognized in the current year in foreign jurisdictions, partially offset by the expiration of the federal research credit.

The effective tax rate of 21.5% and 21.8% for the three and six months ended June 30, 2014, respectively, differed from the U.S. statutory rate of 35.0%, primarily due to the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, and recognition of California research and development credits and federal domestic production deductions, partially offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2014 and will be dependent, in part, on our profitability for the remainder of the year. Our effective income tax rates for the remainder of 2014 and future periods will depend on a variety of other factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that our pre-tax income is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or our pre-tax income is higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and during the second quarter of 2014, the Company was notified that our tax returns for the 2010 and 2011 tax years will be subject to examination.  Additionally, the IRS is currently reviewing the Company’s application for an advanced pricing agreement (“APA”) covering tax years 2010 through 2016.  An APA is an agreement between a taxpayer and a taxing authority on an appropriate intercompany transfer pricing methodology for a specific period of time.  If ongoing discussions with the IRS result in a mutually acceptable APA, this could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have an impact on the Company’s provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter.

In addition, Vivendi Games’ tax returns for the 2005 through 2008 tax years are under examination by the Internal Revenue Service. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $676 million, which represent a potential future tax benefit of approximately $237 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the six months ended June 30, 2014, we utilized $147 million of the NOL, which resulted in a benefit of $52 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  In addition, for the six months ended June 30, 2014, an indemnification asset of $52 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

12.       Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator:
Consolidated net income	$204	$324	$497	$780
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(5)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(4)	(6)	(8)	(12)
Numerator for basic and diluted earnings per common share - income available to common shareholders	200	318	484	764

Denominator:
Denominator for basic earnings per common share - weighted- average common shares outstanding	716	1,118	712	1,116

Effect of potential dilutive common shares under the treasury stock method: Employee stock options and others	9	9	11	8
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options and others	725	1,127	723	1,124

Basic earnings per common share	$0.28	$0.28	$0.68	$0.68

Diluted earnings per common share	$0.28	$0.28	$0.67	$0.68

Certain of our unvested restricted stock rights (including restricted stock units, restricted stock awards, and performance shares) met the definition of participating securities based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and six months ended June 30, 2014, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 16 million shares of common stock that are participating in earnings.  For the three and six months ended June 30, 2013, on a weighted-average basis, respectively, we had outstanding unvested restricted stock rights with respect to 24 million and 25 million shares of common stock that are participating in earnings.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 2 million and 3 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2014, respectively, and options to acquire 8 million and 9 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2013, respectively, as the effect of their inclusion would be anti-dilutive.

Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period.  Approximately 3 million shares are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014, as their respective performance measures have not been met.

See Note 1 of the Notes to Condensed Consolidated Financial Statements for details of the Purchase Transaction which reduced outstanding shares as compared to prior year.

13.   Capital Transactions

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

Dividend

On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On May 14, 2014, we made an aggregate cash dividend payment of $143 million to such shareholders, and on May 30, 2014, we made related dividend equivalent payments of $4 million to holders of restricted stock units.

On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share, payable on May 15, 2013, to shareholders of record at the close of business on March 20, 2013. On May 15, 2013, we made an aggregate cash dividend payment of $212 million to such shareholders, and on May 31, 2013, we made related dividend equivalent payments of $4 million to holders of restricted stock units.

14.       Commitments and Contingencies

Letters of Credit

As described in Note 7 of the Notes to Condensed Consolidated Financial Statements, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At June 30, 2014, we have not issued any letter of credit under the Revolver.

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

In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company.  In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013.  On October 25, 2013, Pacchia filed an amended complaint under seal.  The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC.  The added class claims are against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC.  The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties.  The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC.  On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below.  On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.  On December 3, 2013, the court selected Pacchia as lead plaintiff.  Pacchia filed a second amended complaint on December 11, 2013 and Activision filed an answer on January 31, 2014.  Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal.  In response to Pacchia’s filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. On June 6, 2014, the Court of Chancery denied the defendants’ motions to dismiss such claims, with the exception of a breach of contract claim. Subsequently, Pacchia filed a fourth amended complaint containing substantially all of his prior claims, but with the addition of new allegations gleaned from discovery in the matter.  ASAC filed a motion to dismiss the re-pleaded breach of contract claim and the other defendants filed answers in response to the fourth amended complaint.  Discovery in the Pacchia case is continuing.  The trial is scheduled for December 2014.

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

On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. On June 6, 2014, the Court of Chancery denied Benston’s motion for a leadership role in the consolidated Pacchia litigation.  As a result, Pacchia continues to serve as the lead plaintiff and his fourth amended complaint is the operative complaint for purposes of the consolidated Pacchia litigation.

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

Transactions with ASAC’s Affiliates

Pursuant to the Stock Purchase Agreement, the Company and each of Mr. Kotick, the Company’s Chief Executive Officer, and Mr. Kelly, the Company’s Chairman of the board of directors, entered into a waiver and acknowledgement letters (together, the “Waivers”), which provide, among other things, (i) that the Purchase Transaction, Private Sale, any public offerings by Vivendi and restructurings by Vivendi and its subsidiaries contemplated by the Stock Purchase Agreement and other transaction documents, shall not (or shall be deemed not to) constitute a “change in control” (or similar term) under their respective employment arrangements, including their employment agreements with the Company, the Company’s 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, or any Other Benefit Plans and Arrangements (as defined in the Waivers), (ii) (A) that the shares of our common stock acquired by ASAC and held or controlled by the ASAC Investors (as defined in the Waivers) in connection with the Transactions (as defined in the Waivers) will not be included in or count toward, (B) that the ASAC Investors will not be deemed to be a group for purposes of, and (C) any changes in the composition in the board of directors of the Company, in connection with or during the one-year period following the consummation of the Transactions will not contribute towards, a determination that a “change in control” or similar term has occurred with respect to Messrs. Kotick and Kelly’s employment arrangements with the Company, and (iii) for the waiver by Messrs. Kotick and Kelly of their rights to change in control payments or benefits under their employment agreements with the Company, the Company’s 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, and any Other Benefit Plans and Arrangements (in each case, with respect to all current and future grants, awards, benefits or entitlements) in connection with or as a consequence of the Transactions.

Also pursuant to the Stock Purchase Agreement, on October 11, 2013, we, ASAC and, for the limited purposes set forth therein, Messrs. Kotick and Kelly entered into the Stockholders Agreement. The Stockholders Agreement contains various agreements among the parties regarding voting rights, transfer rights, and a standstill agreement, among other things.

16.       Recently issued accounting pronouncements

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update was effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, there was no material impact on our consolidated financial statements.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. Upon our adoption of this guidance, “Deferred income taxes, net” under non-current liabilities increased by approximately $46 million, and correspondingly, “Other liabilities” under non-current liabilities decreased by the same amount in our condensed consolidated balance sheet as of December 31, 2013 to conform with the presentation as of June 30, 2014.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the effects of this new accounting guidance on our financial statements.

Stock-Based Compensation

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

Immediately following the completion of the Purchase Transaction, Vivendi sold ASAC 172 million shares of Activision Blizzard common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”).  Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC.

On May 28, 2014, as permitted by the investor agreement entered into in connection with the Purchase Transaction, Vivendi sold approximately 41 million shares, or approximately 50% of their then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds. Vivendi currently owns approximately 41 million shares of our common stock, and is generally restricted from selling that stock until approximately fifteen months after the date on which the Purchase Transaction closed.

As a result of the Purchase Transaction, the Private Sale, and Vivendi’s sale of approximately 41 million shares of our common stock in May 2014, as of June 30, 2014, we had approximately 717 million shares of our common stock issued and outstanding, of which Vivendi held approximately 6%, ASAC held approximately 24% and our other stockholders held approximately 70%.

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

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content.  Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to release its next big-action game universe, Destiny™, which is anticipated to launch in September 2014.  Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “current-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

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

Business Highlights

For the three months ended June 30, 2014, Activision Blizzard had net revenues of $970 million, as compared to net revenues of $1.1 billion for the same period in 2013, and earnings per diluted share were $0.28 for the three months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014, Activision Blizzard had net revenues of $2.1 billion, as compared to net revenues of $2.4 billion for the same period in 2013, and earnings per diluted share were $0.67, as compared to earnings per diluted share of $0.68 for the same period in 2013.

As a result of the Purchase Transaction, we reduced our common shares outstanding by approximately 429 million shares, which has resulted in a lower weighted-average share count since the transaction closed on October 11, 2013. Additionally, for the six months ended June 30, 2014, interest expense of $101 million and associated tax benefits of $37 million were included in our consolidated net income, partially offsetting the earnings per share benefits from the reduction in our share count.  For details of our debt arrangements, our interest expense, and cash paid for interest, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1, and Interest and Other Investment Income(Expense), Net, and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, of this Quarterly Report on Form 10-Q.

According to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates:

•                  Life to date, Activision’s Call of Duty: Ghosts remained the #1 best-selling game on the next-generation consoles in North America and Europe combined.

•                  In North America and Europe combined, for the first six months of 2014, Activision’s Skylanders SWAP ForceTM was the #2 best-selling console and handheld game overall in dollars, and in North America, Skylanders SWAP Force outsold the #1 action figure line.

•                  As of June 30, 2014, Blizzard’s Diablo III: Reaper of SoulsTM remained the #1 PC game in dollars in both North America and Europe and, including its expansion and digital sales, Diablo III has sold more than 20 million copies worldwide across all platforms since its release in 2012.

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

•                  On March 25, 2014, Blizzard released Diablo III: Reaper of Souls, the first expansion pack to Blizzard’s action role-playing game Diablo III.

•                  Activision released the second digital downloadable content pack for Call of Duty: Ghosts, Call of Duty: Ghosts Devastation (“Devastation”) on the Xbox One and Xbox 360 on April 3, 2014 and on other platforms on May 8, 2014. Call of Duty: Ghosts Invasion, the third digital downloadable content pack for Call of Duty: Ghosts, was released on the Xbox One and Xbox 360 on June 3, 2014 and on other platforms on July 3, 2014.

•                  On April 29, 2014 and June 24, 2014, Activision released The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark, respectively.

On August 5, 2014, Activision released the fourth digital downloadable content pack for Call of Duty: Ghosts, Call of Duty: Ghosts Nemesis, on the Xbox One and Xbox 360.  Activision expects to release Call of Duty: Ghosts Nemesis on other platforms later in the third quarter of 2014. On September 9, 2014, Activision plans to release Destiny on the PS4, PS3, Xbox One and Xbox 360.

In the third quarter of 2014, Blizzard released Curse of Naxxramas™: A Hearthstone Adventure, for the PC, Mac and iPad.  On August 19, 2014, Blizzard expects to release Diablo III: Ultimate Evil Edition™ for the PS4, PS3, Xbox One and Xbox 360.

Management’s Overview of Business Trends

Console Platform Transition

In November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track, as of June 30, 2014, the combined installed base of PS4 and Xbox One hardware in North America and Europe was approximately 11 million units.

When new console platforms are announced or introduced into the market, consumers may reduce their purchases of game console software products for current-generation console platforms in anticipation of new platforms becoming available. During these periods, sales of the game console software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. For example, for the six months ended June 30, 2014, as compared to the same period in 2013, we experienced slower catalog sales of Call of Duty: Ghosts, which was released in the fourth quarter of 2013, than catalog sales of Call of Duty: Black Ops II, which was released in the fourth quarter of 2012.  We believe this is partly attributable to the console platform transition.

During platform transitions, we simultaneously incur costs to develop and market new titles for current-generation video game platforms, which may not sell at premium prices, and to develop and market products for next-generation platforms, which may have a smaller installed base until the next-generation platforms achieve wide consumer acceptance.  We continually monitor console hardware sales and manage our product delivery on each of the current- and next-generation platforms in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. In the long term, we expect the next-generation consoles to drive industry growth and expand our opportunities.

Conditions in the Retail Distribution Channels

Conditions in the retail distribution channels of the video games industry continued to be challenging during the first six months of 2014.  In North America and Europe, retail sales of video games declined by 17%, as compared to the same period in 2013, according to The NPD Group and GfK Chart-Track.  The decline was partially attributed to fewer major software releases in the first six months of 2014, the decrease in retail sales for titles on Nintendo consoles and the negative impact of the console platform transition, partially offset by strong performances from top software releases.

The industry’s top five titles (including accessory packs and figures) accounted for 22% and 20% of the industry’s total software sales for the first six months of 2014 and 2013, respectively.  However, the top five titles’ sales decreased by 9% for the six months ended June 30, 2014, as compared to the same period in 2013, reflecting the overall challenge of the console transition. While the new console cycle has started strongly and demand for next-generation games was higher than expected, the demand for current-generation games declined at a faster pace than the growth of sales for next-generation titles, resulting in the overall decline in sales in the retail distribution channel. According to The NPD Group and GfK Chart-Track, retail sales from current-generation platform games declined by 47% for the six months ended June 30, 2014, as compared to the same period in 2013. However, the increase in digitally distributed games, including full-game downloads, add-on content, and free-to-play games, has partially offset the negative trends in the retail distribution channels.

Digital Online Channel Revenues

We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical “boxed” software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties).  In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft and other value-added services for other Blizzard franchises, such as Diablo, StarCraft and Hearthstone, which are digitally delivered and hosted by Battle.net.  We have further plans to introduce games, based on some of our most successful franchises, which operate online on a free-to-play model with microtransactions, including Blizzard’s Heroes of the Storm, and Activision’s Call of Duty® Online.

We currently define digital online channel-related sales as revenues from subscriptions, licensing royalties, value-added services, downloadable content, and digitally distributed products. This definition may differ from that used by our competitors or other companies.

For the three months ended June 30, 2014, revenues through digital online channels increased by $89 million, as compared to the same period in 2013, and represented 49% of our total consolidated net revenues, as compared to 37% for the same period in 2013. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the three months ended June 30, 2014 increased by $98 million, as compared to the same period in 2013, and represented 73% of our total non-GAAP net revenues, as compared to 63% for the same period in 2013.

For the six months ended June 30, 2014, revenues through digital online channels increased by $89 million, as compared to the same period in 2013, and represented 41% of our total consolidated net revenues, as compared to 32% for the same period in 2013. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the six months ended June 30, 2014 increased by $195 million, as compared to the same period in 2013, and represented 70% of our total non-GAAP net revenues, as compared to 57% for the same period in 2013.

Our sales of digital downloadable content are driven in part by our sales of retail products.  Lower revenues in our retail distribution channel in the current year might impact our digital online channel revenues in the subsequent year.  Digital revenues are an important part of our business, and we continue to focus on and develop products that can be delivered via digital online channels.  The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.

Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Net revenues:
Product sales	$587	61%	$727	69%	$1,357	65%	$1,717	72%
Subscription, licensing, and other revenues	383	39	323	31	724	35	658	28
Total net revenues	970	100	1,050	100	2,081	100	2,375	100

Costs and expenses:
Cost of sales — product costs	187	19	179	17	412	20	440	19
Cost of sales — online	56	6	54	5	115	5	111	5
Cost of sales — software royalties and amortization	46	5	38	4	102	5	99	4
Cost of sales — intellectual property licenses	11	1	14	1	13	1	52	2
Product development	112	12	123	12	255	12	247	10
Sales and marketing	141	14	116	11	245	12	223	9
General and administrative	107	11	96	9	202	10	186	8
Total costs and expenses	660	68	620	59	1,344	65	1,358	57

Operating income	310	32	430	41	737	35	1,017	43

Interest and other investment income (expense), net	(50)	(5)	—	—	(101)	(4)	3	—

Income before income tax expense	260	27	430	41	636	31	1,020	43

Income tax expense	56	6	106	10	139	7	240	10

Net income	$204	21%	$324	31%	$497	24%	$780	33%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2014 and 2013 are presented in the table below (amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)

Segment net revenues:
Activision	$252	$347	$(95)	$489	$771	$(282)
Blizzard	340	224	116	801	554	247
Distribution	66	37	29	140	88	52

Operating segment net revenues total	658	608	50	1,430	1,413	17

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	312	442		651	962
Consolidated net revenues	$970	$1,050		$2,081	$2,375

Segment income (loss) from operations:
Activision	$(31)	$60	$(91)	$(29)	$173	$(202)
Blizzard	145	60	85	383	194	189
Distribution	(1)	(1)	—	(1)	(1)	—
Operating segment income from operations total	113	119	(6)	353	366	(13)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	220	338		440	707
Stock-based compensation expense	(22)	(24)		(53)	(50)
Amortization of intangible assets	(1)	(3)		(3)	(6)

Consolidated operating income	310	430		737	1,017
Interest and other investment income (expense), net	(50)	—		(101)	3

Consolidated income before income tax expense	$260	$430		$636	$1,020

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to lower revenues from the Skylanders and Call of Duty franchises, partially offset by higher revenues from our value business, which released a larger number of titles in the second quarter of 2014, as compared to the same period in 2013.

Activision’s net revenues decreased for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to lower revenues from the Call of Duty and Skylanders franchises and lower revenues from our value business, due to a lower performance of catalog titles.

Blizzard

Blizzard’s net revenues increased for the three and six months ended June 30, 2014, as compared to the same period in 2013, primarily due to revenues from Diablo III: Reaper of Souls, which was released in March 2014, Hearthstone: Heroes of Warcraft on both the PC and iPad, and value-added services from World of Warcraft: Warlords of Draenor, which were available immediately upon pre-purchase of the game (primarily the paid character boost), as well as standalone purchases of the paid character boosts, as compared to revenues in the prior year from StarCraft II: Heart of the Swarm, which was released in March 2013, and was partially offset by lower subscription revenues from World of Warcraft.

At June 30, 2014, the global subscriber* base for World of Warcraft was approximately 6.8 million, compared to approximately 7.6 million at March 31, 2014, and approximately 7.7 million subscribers at June 30, 2013.  The subscriber decline was disproportionately concentrated in the East (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, and Latin America) and was similar to the seasonal decline experienced during the second quarter of 2012, prior to the launch of the most recent expansion later that year.  In general, the average revenue per subscriber is lower in the East than in the West.  Looking forward, Blizzard expects to continue to deliver new game content in all regions that is intended to further appeal to the gaming community.

Distribution

Distribution’s net revenues increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to revenues from the distribution of the recently introduced next-generation console hardware.

Segment Income from Operations

Activision

For the three months ended June 30, 2014, Activision’s operating income decreased, as compared to the same period in 2013, primarily due to lower revenues, as described above.

For the six months ended June 30, 2014, Activision’s operating income decreased, as compared to the same period in 2013, primarily due to lower revenues, as described above, partially offset by lower cost of sales — product costs and lower intellectual property license expenses due to the write-down of capitalized costs in the first quarter of 2013.

Blizzard

For the three and six months ended June 30, 2014, Blizzard’s operating income increased, as compared to the same periods in 2013, primarily due to higher revenues, as described above.  For the six months ended June 30, 2014, increases in operating income were also partially offset by higher cost of sales — product costs and increases in higher sales and marketing costs in support of the new releases.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and six months ended June 30, 2014 and 2013 (amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2014	2013	(decrease)	2014	2013	(decrease)
GAAP net revenues by distribution channel
Retail channels	$428	$626	$(198)	$1,087	$1,522	$(435)
Digital online channels(1)	476	387	89	854	765	89
Total Activision and Blizzard	904	1,013	(109)	1,941	2,287	(346)

Distribution	66	37	29	140	88	52
Total consolidated GAAP net revenues	970	1,050	(80)	2,081	2,375	(294)

Change in deferred net revenues(2)
Retail channels	(317)	(438)	121	(804)	(1,009)	205
Digital online channels(1)	5	(4)	9	153	47	106
Total changes in deferred net revenues	(312)	(442)	130	(651)	(962)	311

Non-GAAP net revenues by distribution channel
Retail channels	111	188	(77)	283	513	(230)
Digital online channels(1)	481	383	98	1,007	812	195
Total Activision and Blizzard	592	571	21	1,290	1,325	(35)

Distribution	66	37	29	140	88	52
Total non-GAAP net revenues (3)	$658	$608	$50	$1,430	$1,413	$17

(1) We define revenues from digital online channels as revenues from subscriptions, licensing royalties,           value-added services, downloadable content, and digitally distributed products.

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

The decrease in GAAP net revenues from retail channels for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to the lower performance of Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, lower revenues from the Skylanders franchise, and lower revenues from Call of Duty catalog titles.  The decreases were partially offset by higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, higher revenues from our value business, which released two titles in the second quarter of 2014, as compared to one title in the second quarter of 2013, and revenues from the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

The decrease in GAAP net revenues from retail channels for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily due to the lower performance of Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, lower revenues from the Skylanders franchise, lower revenues from Call of Duty catalog titles, and lower revenues from our value business, which released fewer titles in the six months ended June 30, 2014 as compared to the same period in 2013.  The decreases were partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013, and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.

The decrease in non-GAAP net revenues from retail channels for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to lower revenues from the Skylanders franchise, lower performance of Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, and lower revenues from Call of Duty catalog titles.  The decreases were partially offset by higher revenues from our value business, which released two titles in the second quarter of 2014 as compared to one title in the second quarter of 2013, and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.

The decrease in non-GAAP net revenues from retail channels for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily due to lower revenues from the Skylanders franchise, lower performance of Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, and lower revenues from Call of Duty catalog titles.  The decreases were partially offset by higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

The increase in GAAP net revenues from digital online channels for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and from value-added services from World of Warcraft: Warlords of Draenor.  The decreases were partially offset by lower recognition of deferred revenues from World of Warcraft: Mists of Pandaria, which was released in 2012, lower subscription revenues from World of Warcraft, and lower revenues for the digital downloadable content for Call of Duty: Ghosts in the current year, as compared to digital downloadable content for Call of Duty: Black Ops II in 2013.

The increase in GAAP net revenues from digital online channels for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, and the continuing sales of Call of Duty: Black Ops II and its digital downloadable content in 2014, partially offset by lower recognition of deferred revenues from World of Warcraft: Mists of Pandaria, which was released in 2012, lower subscription revenues from World of Warcraft and lower recognition of deferred revenues from Call of Duty: Ghosts and its digital downloadable content, as compared to recognition of deferred revenues from Call of Duty: Black Ops II and its digital downloadable content in 2013.

The increase in non-GAAP net revenues from digital online channels for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues in the prior year from StarCraft II: Heart of the Swarm, which was released in March 2013, and revenues from value-added services from World of Warcraft: Warlords of Draenor, partially offset by the lower performance of digital downloadable content for Call of Duty: Ghosts in the current year, as compared to digital downloadable content for Call of Duty: Black Ops II in 2013.

The increase in non-GAAP net revenues from digital online channels for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, which was commercially released in March 2014, and Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues in the prior year from StarCraft II: Heart of the Swarm, which was released in March 2013, partially offset by lower revenues from the digital downloadable content for Call of Duty: Ghosts in the current year, as compared to digital downloadable content for Call of Duty: Black Ops II in 2013, and lower subscription and value added service revenues from World of Warcraft.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and six months ended June 30, 2014 and 2013 (amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2014	2013	(decrease)	2014	2013	(decrease)
Geographic region net revenues:
North America	$471	$562	$(91)	$1,035	$1,300	$(265)
Europe	395	402	(7)	856	889	(33)
Asia Pacific	104	86	18	190	186	4
Consolidated net revenues	$970	$1,050	$(80)	$2,081	$2,375	$(294)

The increase/(decrease) in deferred revenues recognized by geographic region for the three and six months ended June 30, 2014 and 2013 was as follows (amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2014	2013	(decrease)	2014	2013	(decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$177	$248	$(71)	$411	$563	$(152)
Europe	113	161	(48)	237	330	(93)
Asia Pacific	22	33	(11)	3	69	(66)
Total impact on consolidated net revenues	312	442	(130)	651	962	(311)

As previously discussed, the decrease in the Company’s net revenues for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was mainly due to lower revenues from the Call of Duty and Skylanders franchises.  Net revenues in North America and Europe also decreased due to lower recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria.  The decreases were partially offset by revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in the prior period, and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.  Additionally, in Europe, the decreases were partially offset by the increase in revenues from the Distribution segment.  For the three months ended June 30, 2013, the decreases in net revenues for North America and Europe were also partially offset by higher revenues from our value business.

Net revenues in Asia Pacific increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, mainly due to revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in the prior period, higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360.  The increase was partially offset by lower recognition of deferred revenues from Call of Duty: Ghosts, which was released in November 2013, as compared to the recognition of deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, lower revenues from the Skylanders franchise, and lower recognition of deferred revenues from Call of Duty catalog titles.

The deferred revenues recognized for the three months ended June 30, 2014, as compared to the same period in 2013, were negatively impacted by the slower sell-through at retail resulting in lower recognition of deferred revenues from Call of Duty: Ghosts, which was released in November 2013, as compared to the recognition of deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, lower recognition of deferred revenues from Call of Duty catalog titles, and overall higher deferral of revenues, primarily from Diablo III: Reaper of Souls, which was released in March 2014, as compared to the deferral of revenues for StarCraft II: Heart of the Swarm, which was released in March 2013, and higher deferral of revenues from value-added services from World of Warcraft: Warlords of Draenor.  These negative impacts were partially offset by the recognition of previously deferred revenues from digital downloadable content for Call of Duty: Black Ops II.  In North America and Europe, the negative impacts were also partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360.  In Europe, the decrease in deferred revenues recognized was also due to a higher deferral of revenues from Hearthstone: Heroes of Warcraft.

The deferred revenues recognized for the six months ended June 30, 2014, as compared to the same period in 2013, were negatively impacted by the slower sell-through at retail resulting in lower recognition of deferred revenues from Call of Duty: Ghosts, which was released in November 2013, as compared to the recognition of deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, lower recognition of deferred revenues from Call of Duty catalog titles, overall higher deferral of revenues, primarily from Diablo III: Reaper of Souls, which was released in March 2014, as compared to deferral of revenues for StarCraft II: Heart of the Swarm, which was released in March 2013, higher deferral of revenues from value-added services from World of Warcraft: Warlords of Draenor, and higher deferral of revenues from Hearthstone: Heroes of Warcraft.  These negative impacts were partially offset by the recognition of previously deferred revenues from digital downloadable content for Call of Duty: Black Ops II and Diablo III for the PS3 and the Xbox 360.  In North America, the decrease was also attributed to the deferral of the revenues from our value business for certain titles we launched during the period.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $27 million and $45 million on Activision Blizzard’s net revenues for the three and six months ended June 30, 2014, respectively, as compared to the same period in 2013.  The change is primarily due to the movement of the U.S. dollar relative to the Euro and British Pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2014 and 2013 (amounts in millions):

	Three Months	% of total(3)	Three Months	% of total(3)
	Ended	consolidated net	Ended	consolidated net	Increase/
	June 30, 2014	revs.	June 30, 2013	revs.	(Decrease)

Platform net revenues:
Online (1)	$195	20%	$233	22%	$(38)
PC	182	19	100	10	82

Next-generation (PS4, Xbox One, WiiU)	137	14	4	—	133
Current-generation (PS3, Xbox 360, Wii)	342	35	586	56	(244)
Total console	479	49	590	56	(111)

Mobile and other (2)	48	5	90	9	(42)

Total Activision Blizzard	904	93	1,013	96	(109)
Distribution	66	7	37	4	29
Total consolidated net revenues	$970	100%	$1,050	100%	$(80)

		% of total(3)		% of total(3)
	Six Months Ended	consolidated net	Six Months Ended	consolidated net	Increase/
	June 30, 2014	revs.	June 30, 2013	revs.	(Decrease)

Platform net revenues:
Online (1)	$395	19%	$508	21%	$(113)
PC	281	14	195	8	86

Next-generation (PS4, Xbox One, WiiU)	245	12	11	—	234
Current-generation (PS3, Xbox 360, Wii)	889	43	1,328	56	(439)
Total console	1,134	54	1,339	56	(205)

Mobile and other (2)	131	6	245	10	(114)

Total Activision Blizzard	1,941	93	2,287	96	(346)
Distribution	140	7	88	4	52
Total consolidated net revenues	$2,081	100%	$2,375	100%	$(294)

The increase / (decrease) in deferred revenues recognized by platform for three and six months ended June 30, 2014 and 2013 was as follows (amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online (1)	(6)	39	(45)	(33)	85	(118)
PC	51	57	(6)	(88)	29	(117)

Next-generation (PS4, Xbox One, WiiU)	70	4	66	146	8	138
Current-generation (PS3, Xbox 360, Wii)	208	342	(134)	637	839	(202)
Total console	278	346	(68)	783	847	(64)

Mobile and other (2)	(11)	—	(11)	(11)	1	(12)

Total impact on consolidated net revenues	$312	$442	$(130)	$651	$962	$(311)

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

Net revenues from online decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due to lower recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower subscription revenues from World of Warcraft.  The decreases were partially offset by higher revenues from value-added services from World of Warcraft: Warlords of Draenor.

Net revenues from PC increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due to revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in the prior year, higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from the release of StarCraft II: Heart of the Swarm, which was released in March 2013.

Net revenues from next-generation consoles increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, as the PS4 and Xbox One were not introduced until the fourth quarter of 2013. We released Call of Duty: Ghosts and Skylanders SWAP Force on next-generation consoles in the fourth quarter of 2013 and The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark on next-generation consoles in the second quarter of 2014.

Net revenues from current-generation consoles decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to lower revenues from the Call of Duty and Skylanders franchises, partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

Net revenues from mobile and other decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to lower revenues from the Skylanders franchise.

The decrease in deferred revenues recognized for online for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was due to the deferral of revenues from pre-purchases for World of Warcraft: Warlords of Draenor, and lower revenues recognized from World of Warcraft: Mists of Pandaria, which was released in September 2012.

The decrease in deferred revenues recognized for PC for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was due to the deferral of revenues from Hearthstone: Heroes of Warcraft and the higher deferral of revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues deferred from StarCraft II: Heart of the Swarm, which was released in March 2013.

The increase in deferred revenues recognized for next-generation consoles for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was due to the introduction of the PS4 and Xbox One in the fourth quarter of 2013.

The decrease in deferred revenues recognized for current-generation consoles for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was due to the slower sell-through at retail resulting in lower recognition of deferred revenues from Call of Duty: Ghosts digital downloadable content, as compared to the recognition of deferred revenues from Call of Duty: Black Ops II digital downloadable content in 2013, and was partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2014 and 2013 (amounts in millions):

	Three Months	% of	Three Months	% of
	Ended	consolidated	Ended	consolidated	Increase
	June 30, 2014	net revs.	June 30, 2013	net revs.	(Decrease)

Product costs	$187	19%	$179	17%	$8
Online	56	6	54	5	2
Software royalties and amortization	46	5	38	4	8
Intellectual property licenses	11	1	14	1	(3)

	Six Months	% of	Six Months	% of
	Ended	consolidated	Ended	consolidated	Increase
	June 30, 2014	net revs.	June 30, 2013	net revs.	(Decrease)

Product costs	$412	20%	$440	19%	$(28)
Online	115	5	111	5	4
Software royalties and amortization	102	5	99	4	3
Intellectual property licenses	13	1	52	2	(39)

Total cost of sales increased for the three months ended June 30, 2014, as compared to the same period in 2013.  The increase is attributable to higher revenues from our Distribution segment and our value business, each of which have higher cost of sales, partially offset by a higher proportion of relatively high-margin digital online sales.  Total cost of sales decreased for the six months ended June 30, 2014, as compared to the same periods in 2013.  Overall, the decreases were attributable to lower revenues for the period and a higher proportion of relatively higher-margin digital online sales.

The increase in cost of sales — product costs for the three months ended June 30, 2014, as compared to the same period in 2013, is due to higher revenues from our Distribution segment and our value business, each of which have higher cost of sales — product costs, partially offset by lower retail and physical product sales.  Cost of sales — product costs decreased for six months ended June 30, 2014, as compared to the same period in 2013, primarily due to lower retail and physical product sales.  The decrease was partially offset by higher product costs due to increased revenues from our Distribution segment.

Cost of sales — online for the three and six months ended June 30, 2014 were comparable to the same periods in 2013.

The increase in cost of sales — software royalties and amortization for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to the timing of our software amortization related to our product releases.  Cost of sales — software royalties and amortization for the six months ended June 30, 2014 was comparable to the same period in 2013.

Cost of sales — intellectual property licenses for the three months ended June 30, 2014 was comparable to the same period in 2013.  The decrease in cost of sales — intellectual property licenses for the six months ended June 30, 2014, as compared to the same period in 2013, was due to the fewer numbers of titles released by our value business in 2014 and the write-down of intellectual property licenses in 2013, with no comparable write-downs in 2014.

Product Development (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$112	12%	$123	12%	$(11)
Six Months Ended	255	12	247	10	8

Product development costs decreased for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to the timing of capitalized product development costs based on the technological feasibility of our products, partially offset by higher bonus accruals as a result of Blizzard’s strong performance.

Product development costs increased for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to higher bonus accruals as a result of Blizzard’s strong performance, and higher product development costs for upcoming releases, partially offset by the timing of capitalized product development costs based on the technological feasibility of our products.

Sales and Marketing (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$141	14%	$116	11%	$25
Six Months Ended	245	12	223	9	22

Sales and marketing expenses increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily driven by differences in the timing of our releases.

General and Administrative (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$107	11%	$96	9%	$11
Six Months Ended	202	10	186	8	16

General and administrative expenses increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to higher bonus accruals and higher personnel costs partially offset by lower legal expenses (including legal-related accruals, settlements, and fees).

Interest and Other Investment Income (Expense), Net (amounts in millions)

		% of		% of
	June 30,	consolidated	June 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$(50)	(5)%	$—	—%	$(50)
Six Months Ended	(101)	(4)	3	—	(104)

Interest and other investment income (expense), net was ($50) million and ($101) million for the three and six months ended June 30, 2014, respectively, as compared to $0 million and $3 million in the same periods in 2013, due to interest expense incurred for the Notes issued in September 2013 and the Term Loan entered into in October 2013 in connection with the Purchase Transaction.

Income Tax Expense (Benefit) (amounts in millions)

		% of		% of
	June 30,	Pretax	June 30,	Pretax	Increase
	2014	income	2013	income	(Decrease)

Three Months Ended	$56	21.5%	$106	24.7%	$(50)
Six Months Ended	139	21.8	240	23.5	(101)

The income tax expense of $56 million for the three months ended June 30, 2014 reflected an effective tax rate of 21.5%, which is lower than the effective tax rate of 24.7% for the three months ended June 30, 2013. The income tax expense of $139 million for the six months ended June 30, 2014 reflected an effective tax rate of 21.8%, which is lower than the effective tax rate of 23.5% for the six months ended June 30, 2013. These decreases are primarily due to a deferred tax benefit in the current year in foreign jurisdictions, partially offset by the expiration of the federal research credit.

The effective tax rate of 21.5% and 21.8% for the three and six months ended June 30, 2014, respectively, differed from the U.S. statutory rate of 35.0%, primarily due to the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, recognition of California research and development credits and federal domestic production deductions, partially offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2014 and will be dependent, in part, on our profitability for the remainder of the year. In addition, our effective income tax rates for the remainder of 2014 and future periods will depend on a variety of factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that our pre-tax income is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or our pre-tax income is higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 and 2009 tax years and during the second quarter of 2014, the Company was notified that the tax returns for the 2010 and 2011 tax years will be subject to examination.  Additionally, the IRS is currently reviewing the Company’s application for an advanced pricing agreement (“APA”) covering tax years 2010 through 2016.  An APA is an agreement between a taxpayer and a taxing authority on an appropriate intercompany transfer pricing methodology for a specific period of time.  If ongoing discussions with the IRS result in a mutually acceptable APA, this could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have an impact on the Company’s provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter.

In addition, Vivendi Games’ tax returns for the 2005 through 2008 tax years are under examination by the Internal Revenue Service. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $676 million, which represent a potential future tax benefit of approximately $237 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.

For the six months ended June 30, 2014, we utilized $147 million of the NOL, which resulted in a benefit of $52 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  For the six months ended June 30, 2014, an indemnification asset of $52 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At June 30, 2014	At December 31, 2013	(Decrease)
Cash and cash equivalents	$4,199	$4,410	$(211)
Short-term investments	5	33	(28)
	$4,204	$4,443	$(239)

Percentage of total assets	31%	32%

	Six Months Ended June 30,
			Increase
	2014	2013	(Decrease)

Cash flows provided by operating activities	$242	$434	$(192)
Cash flows provided by (used in) investing activities	(34)	176	(210)
Cash flows used in financing activities	(396)	(176)	(220)
Effect of foreign exchange rate changes	(23)	(52)	29
Net increase (decrease) in cash and cash equivalents	$(211)	$382	$(593)

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

Cash flows provided by operating activities decreased for the six months ended June 30, 2014 as compared to the same period in 2013.  The decrease was primarily attributed to lower net income for the period and changes in our working capital accounts, including lower cash receipts due to lower accounts receivable balances from the prior period and payment of interest, partially offset by lower payment of bonuses.  Cash flows provided by operating activities for the six months ended June 30, 2014 also included approximately $100 million of interest paid for the Notes and Term Loan, which were not outstanding in the six months ended June 30, 2013.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

Cash flows used in investing activities were $34 million during the six months ended June 30, 2014, as compared to cash flows provided by investing activities of $176 million for the six months ended June 30, 2013, primarily due to higher capital expenditures and lower proceeds from the maturity of short-term investments.  Cash flows related to investing activities reflected the receipt of $21 million in proceeds from the maturity of investments, the majority of which consisted of other government agency securities, and capital expenditures, primarily related to property and equipment, of $62 million.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock, and the payment of dividends.

Cash flows used in financing activities were higher during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to the $375 million partial repayment of our Term Loan. We also paid $147 million in dividends and related dividend equivalents and $34 million for taxes in connection with the vesting of employees’ restricted stock rights.  Cash flows from financing activities for the six months ended June 30, 2014 reflected proceeds of $137 million from the issuance of shares of our common stock to employees in connection with stock option exercises.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $4.2 billion at June 30, 2014, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($4.0 billion at June 30, 2014) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; funding of dividends; and interest payments related to debt obligations.

As of June 30, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.6 billion, as compared to $3.3 billion as of December 31, 2013. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of June 30, 2014, the Notes had a carrying value of $2.2 billion.

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

As of June 30, 2014, the outstanding balance of our Term Loan was $2.1 billion.  Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At June 30, 2014, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

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

The Company was in compliance with the terms of the Notes and Credit Facilities as of June 30, 2014.

Dividends

On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On May 14, 2014, we made an aggregate cash dividend payment of $143 million to such shareholders, and on May 30, 2014, we made related dividend equivalent payments of $4 million to the holders of restricted stock rights.

Capital Expenditures

For the year ending December 31, 2014, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware and software purchases.  Through the first six months of 2014, we made aggregate capital expenditures of $62 million.

Off-balance Sheet Arrangements

At June 30, 2014 and December 31, 2013, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the six months ended June 30, 2014, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update was effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, there was no material impact on our consolidated financial statements.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. Upon our adoption of this guidance, “Deferred income taxes, net” under non-current liabilities increased by approximately $46 million, and correspondingly, “Other liabilities” under non-current liabilities decreased by the same amount in our condensed consolidated balance sheet as of December 31, 2013 to confirm with presentation as of June 30, 2014.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the effects of this new accounting guidance on our financial statements.

Stock-Based Compensation

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, earnings or cash flows, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year.  In recent periods, foreign currency derivative contracts for monetary assets, liabilities and earnings are not designated as hedging instruments and foreign currency derivative contracts for cash flows are designated as cash flow hedges. All foreign currency hedging transactions are backed, in amount and by maturity, by an identified underlying item. The counterparties for our currency derivative contracts have been large and reputable commercial or investment banks. We report the fair value of these contracts within “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Changes in the estimated fair value of derivatives not designated as hedging instruments are recorded within “General and administrative expense” or “Interest and other investment income (expense), net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.

At June 30, 2014, we did not have any outstanding foreign currency forward contracts that are not designated as hedges.  At December 31, 2013, the gross notional amount of outstanding foreign currency forward contracts that are not designated as hedges was $34 million. The fair value of these foreign currency forward contracts was not material as of December 31, 2013. For the three and six months ended June 30, 2014 and 2013, pre-tax net losses and gains associated with these forward contracts were not material.

During the three months ended June 30, 2014, we entered into foreign currency forward contracts to hedge forecasted intercompany transactions that are subject to foreign currency risk and designated them as cash-flow hedges. The Company records the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedged item impacts earnings.  The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $119 million at June 30, 2014. The Company’s assets and liabilities at fair value were immaterial relating to these outstanding foreign currency forward contracts. During the three months ended June 30, 2014, there was no ineffectiveness relating to these hedges.

In the absence of the hedging activities described above, for the six months ended June 30, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $50 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of June 30, 2014, a hypothetical change in the interest rate paid on our variable rate debt of one percent would change interest expense on an annual basis by approximately $21 million.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2014, our $4.2 billion of cash and cash equivalents were comprised primarily of money market funds. At June 30, 2014, our $5 million of short-term investments consists of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at June 30, 2014. The Company has determined that, based on the composition of our investment portfolio as of June 30, 2014, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2014, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company.  In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013.  On October 25, 2013, Pacchia filed an amended complaint under seal.  The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC.  The added class claims are against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC.  The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties.  The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC.  On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below.  On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.  On December 3, 2013, the court selected Pacchia as lead plaintiff.  Pacchia filed a second amended complaint on December 11, 2013 and Activision filed an answer on January 31, 2014.  Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal.  In response to Pacchia’s filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. On June 6, 2014, the Court of Chancery denied the defendants’ motions to dismiss such claims, with the exception of a breach of contract claim. Subsequently, Pacchia filed a fourth amended complaint containing substantially all of his prior claims, but with the addition of new allegations gleaned from discovery in the matter.  ASAC filed a motion to dismiss the re-pleaded breach of contract claim and the other defendants filed answers in response to the fourth amended complaint.  Discovery in the Pacchia case is continuing.  The trial is scheduled for December 2014.

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

On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. On June 6, 2014, the Court of Chancery denied Benston’s motion for a leadership role in the consolidated Pacchia litigation.  As a result, Pacchia continues to serve as the lead plaintiff and his fourth amended complaint is the operative complaint for purposes of the consolidated Pacchia litigation.

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

Date:  August 5, 2014

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 6, 2014).

3.2	Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed October 18, 2013).

10.1*	Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.2*	Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.3*	Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.4*	Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.5*	Form of Notice of Restricted Share Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.6*	Amended and Restated CEO Recognition Program.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.