Form 10-Q
period 2014-09-30
Activision Blizzard, Inc.
filed 2014-11-04
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding at October 28, 2014 was 719,030,007.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements about the impact of the transactions involving the repurchase of shares from Vivendi, S.A., and the debt financing related thereto; (5) statements relating to the outcome or impact of pending or threatened litigation; and (6) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words, such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to, sales levels of Activision Blizzard’s titles, increasing concentration of titles, shifts in consumer spending trends, the impact of the current macroeconomic environment, Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres, such as first-person action, massively multiplayer online and “toys to life” games, and preferences among hardware platforms, the seasonal and cyclical nature of the interactive game market, changing business models, including digital delivery of content, competition including from used games and other forms of entertainment, possible declines in software pricing, product returns and price protection, product delays, adoption rate and availability of new hardware (including peripherals) and related software, particularly during the ongoing console transition, rapid changes in technology and industry standards, the current regulatory environment, litigation risks and associated costs, protection of proprietary rights, maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles, counterparty risks relating to customers, licensees, licensors and manufacturers, domestic and international economic, financial and political conditions and policies, foreign exchange rates and tax rates, the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion, capital market risks, the possibility that expected benefits related to the transactions involving the repurchase of shares from Vivendi S.A. may not materialize as expected, the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30,	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$3,805	$4,410
Short-term investments	23	33
Accounts receivable, net of allowances of $240 and $381 at September 30, 2014 and December 31, 2013, respectively	689	510
Inventories, net	222	171
Software development	445	367
Intellectual property licenses	2	11
Deferred income taxes, net	394	321
Other current assets	377	418
Total current assets	5,957	6,241

Long-term investments	9	9
Software development	78	21
Property and equipment, net	162	138
Other assets	90	35
Intangible assets, net	38	43
Trademark and trade names	433	433
Goodwill	7,088	7,092
Total assets	$13,855	$14,012
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$266	$355
Deferred revenues	1,305	1,389
Accrued expenses and other liabilities	541	636
Current portion of long-term debt	—	25
Total current liabilities	2,112	2,405
Long-term debt, net	4,322	4,668
Deferred income taxes, net	82	66
Other liabilities	347	251
Total liabilities	6,863	7,390
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,147,635,589 and 1,132,385,424 shares issued at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,900	9,682
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2014 and December 31, 2013	(5,764)	(5,814)
Retained earnings	3,013	2,686
Accumulated other comprehensive income (loss)	(157)	68
Total shareholders’ equity	6,992	6,622
Total liabilities and shareholders’ equity	$13,855	$14,012

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenues
Product sales	$337	$332	$1,693	$2,049
Subscription, licensing, and other revenues	416	359	1,140	1,016
Total net revenues	753	691	2,833	3,065

Costs and expenses
Cost of sales — product costs	156	111	568	551
Cost of sales — online	56	43	170	154
Cost of sales — software royalties and amortization	34	16	136	116
Cost of sales — intellectual property licenses	7	5	20	56
Product development	131	140	387	387
Sales and marketing	221	144	465	367
General and administrative	140	162	342	347
Total costs and expenses	745	621	2,088	1,978

Operating income	8	70	745	1,087

Interest and other investment income (expense), net	(51)	(4)	(152)	(1)

Income (loss) before income tax expense (benefit)	(43)	66	593	1,086

Income tax expense (benefit)	(20)	10	119	249

Net income (loss)	$(23)	$56	$474	$837

Earnings (loss) per common share
Basic	$(0.03)	$0.05	$0.65	$0.73
Diluted	$(0.03)	$0.05	$0.64	$0.73

Weighted-average number of shares outstanding
Basic	718	1,122	714	1,118
Diluted	718	1,134	725	1,127

Dividends per common share	$—	$—	$0.20	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in millions)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$(23)	$56	$474	$837

Other comprehensive income (loss):
Foreign currency translation adjustment	(206)	80	(230)	43
Unrealized gains on forward contracts designated as hedges, net of deferred income taxes of $0 million for the periods ended September 30, 2014 and 2013	5	—	5	—
Unrealized gains on investments, net of deferred income taxes of $0 million for the periods ended September 30, 2014 and 2013	—	—	—	1
Other comprehensive income (loss)	$(201)	$80	$(225)	$44

Comprehensive income (loss)	$(224)	$136	$249	$881

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$474	$837
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(57)	203
Provision for inventories	33	13
Depreciation and amortization	61	68
Amortization and write-off of capitalized software development costs and intellectual property licenses (1)	131	140
Amortization of debt discount and debt financing costs	5	—
Stock-based compensation expense (2)	74	76
Excess tax benefits from stock awards	(29)	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	(193)	498
Inventories	(90)	(116)
Software development and intellectual property licenses	(253)	(212)
Other assets	59	99
Deferred revenues	(54)	(1,008)
Accounts payable	(83)	(56)
Accrued expenses and other liabilities	19	(144)
Net cash provided by operating activities	97	384

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	21	295
Proceeds from sales of available-for-sale investments	—	60
Purchases of available-for-sale investments	—	(26)
Capital expenditures	(90)	(58)
Decrease in restricted cash	(11)	(9)
Deposit in escrow	—	(71)
Net cash (used in) provided by investing activities	(80)	191

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	160	92
Tax payments related to net share settlements on restricted stock rights	(41)	(19)
Excess tax benefits from stock awards	29	14
Dividends paid	(147)	(216)
Repayment of long-term debt	(375)	—
Net cash used in financing activities	(374)	(129)

Effect of foreign exchange rate changes on cash and cash equivalents	(248)	39

Net (decrease) increase in cash and cash equivalents	(605)	485

Cash and cash equivalents at beginning of period	4,410	3,959

Cash and cash equivalents at end of period	$3,805	$4,444

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

(Amounts and shares in millions, except per share data)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2013	1,132	$—	(429)	$(5,814)	$9,682	$2,686	$68	$6,622

Components of comprehensive income:
Net income	—	—	—	—	—	474	—	474
Other comprehensive income (loss)	—	—	—	—	—	—	(225)	(225)
Issuance of common stock pursuant to employee stock options	13	—	—	—	160	—	—	160
Issuance of common stock pursuant to restricted stock rights	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(41)	—	—	(41)
Tax benefit associated with employee stock awards	—	—	—	—	21	—	—	21
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	78	—	—	78
Dividends ($0.20 per common share)	—	—	—	—	—	(147)	—	(147)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 11)	—	—	—	50	—	—	—	50

Balance at September 30, 2014	1,148	$—	(429)	$(5,764)	$9,900	$3,013	$(157)	$6,992

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

On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds. Vivendi currently owns approximately 41 million shares of our common stock, and is generally restricted from selling that stock until January 2015.

As of September 30, 2014, we had approximately 719 million shares of our common stock issued and outstanding. As a result of the Purchase Transaction, the Private Sale, and Vivendi’s sale of our common stock in May 2014, Vivendi held approximately 6%, ASAC held approximately 24% and our other stockholders held approximately 70% of our common stock.

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny®, which was released on September 9, 2014.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “current-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC and consoles, including games in the multiple-award winning Diablo® and StarCraft® franchises.  In addition, Blizzard maintains a proprietary online game-related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo III and StarCraft II products.  In addition, Blizzard is the creator of Hearthstone®: Heroes of Warcraft™, a free-to-play digital collectible card game available on the PC and iPad, and is currently developing Heroes of the Storm™, a new free-to-play online hero brawler.

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

2.              Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At September 30,	At December 31,
	2014	2013
Finished goods	$206	$149
Purchased parts and components	16	22

Inventories, net	$222	$171

Inventory reserves were $65 million and $42 million at September 30, 2014 and December 31, 2013, respectively.

3.              Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	September 30,	December 31,
	2014	2013
Internally developed software costs	$264	$189
Payments made to third-party software developers	259	199
Total software development costs	$523	$388

Intellectual property licenses	$2	$11

Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of capitalized software development costs and intellectual property licenses	$35	$15	$143	$123
Write-offs and impairments	—	—	—	26

4.              Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2014
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(91)	$7
Internally-developed franchises	11 - 12 years	309	(278)	31
Total definite-lived intangible assets		$407	$(369)	$38

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2013
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(90)	$8
Internally-developed franchises	11 - 12 years	309	(274)	35
Total definite-lived intangible assets		$407	$(364)	$43

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $2 million and $5 million for the three and nine months ended September 30, 2014, respectively.  Amortization expense of intangible assets was $3 million and $9 million for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2014 (remaining three months)	$9
2015	13
2016	7
2017	4
2018	3
Thereafter	2
Total	$38

5.              Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2014 are as follows (amounts in millions):

	Activision	Blizzard	Total

Balance at December 31, 2013	$6,914	$178	$7,092
Tax benefit credited to goodwill	(4)	—	(4)
Balance at September 30, 2014	$6,910	$178	$7,088

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

		Fair Value Measurements at
		September 30, 2014 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Balance Sheet
	2014	(Level 1)	(Level 2)	(Level 3)	Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,601	$3,601	$—	$—	Cash and cash equivalents
Foreign government treasury bills	36	36	—	—	Cash and cash equivalents
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Foreign currency forward contracts designated as hedges	5	—	5	—	Other current assets
Total recurring fair value measurements	$3,651	$3,637	$5	$9

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

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at September 30, 2014 and 2013, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2013	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at September 30, 2014	$9	$9

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1
Balance at September 30, 2013	$9	$9

(a)         Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At September 30, 2014, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts

The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. In addition, the Company transacts intercompany business in various foreign currencies other than its functional currency, subjecting us to variability in the functional currency-equivalent cash flows. To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. We report the fair value of these contracts within “Other current assets” or “Other current liabilities” in our condensed consolidated balance sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

In the recent periods, the foreign currency forward contracts that we entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings were not designated as hedging instruments under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other investment income (expense), net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.

At September 30, 2014, we did not have any outstanding foreign currency forward contracts that are not designated as hedges.  At December 31, 2013, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was $34 million. The fair value of these foreign currency forward contracts, which were recorded within “Other current assets,” was not material as of December 31, 2013. For the three and nine months ended September 30, 2014 and 2013, pre-tax net losses and gains associated with these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

During the nine months ended September 30, 2014, we entered into foreign currency forward contracts to hedge forecasted intercompany cash flows that are subject to foreign currency risk and designated them as cash flow hedges in accordance with ASC 815.  The Company assesses the effectiveness of these cash flow hedges at inception and on an ongoing basis and determines if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedged item impacts earnings. The Company measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $78 million at September 30, 2014. The net unrealized gains of approximately $5 million related to these contracts are expected to be reclassified into earnings within the next twelve months.  During the three and nine months ended September 30, 2014, there was no ineffectiveness relating to these hedges.  For the three and nine months ended September 30, 2014, pre-tax net realized gains associated with these forward contracts of $2 million were reclassified out of “Accumulated other comprehensive income (loss)” into “General and administrative expense”.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For the three and nine months ended September 30, 2014 and 2013, there were no impairment charges related to assets that are measured on a non-recurring basis.

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

Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At September 30, 2014, the Term Loan bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities will increase.

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

Under the terms of the Credit Agreement, we are required to make quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.   This repayment satisfies the required quarterly principal repayments for the entire term of the Credit Agreement.  Since this voluntary principal repayment was not a contractual requirement as of December 31, 2013 and the Board of Directors did not approve the repayment until January 2014, only the contractual principal repayment of $25 million for 2014 has been reflected as “Current portion of long-term debt” in our consolidated balance sheet as of December 31, 2013.  Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 70% of our consolidated assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  If our obligations under the Revolver exceed 15% of the total amount of that facility as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of September 30, 2014.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of September 30, 2014.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of September 30, 2014 and December 31, 2013, we had interest payable of $5 million and $38 million, respectively, related to the Notes recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets.

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

A summary of our debt is as follows (amounts in millions):

	September 30, 2014
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$2,119	$(11)	$2,108
2021 Notes	1,500	(24)	1,476
2023 Notes	750	(12)	738
Total debt	$4,369	$(47)	$4,322
Less: current portion of long-term debt	—	—	—
Total long-term debt	$4,369	$(47)	$4,322

	December 31, 2013
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$2,494	$(12)	$2,482
2021 Notes	1,500	(26)	1,474
2023 Notes	750	(13)	737
Total debt	$4,744	$(51)	$4,693
Less: current portion of long-term debt	(25)	—	(25)
Total long-term debt	$4,719	$(51)	$4,668

For the three and nine months ended September 30, 2014, interest expense was $50 million and $150 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $1 million and $4 million, respectively, and commitment fees for the Revolver were not material.  For the three and nine months ended September 30, 2013, interest expense was $4 million, amortization of the debt discount for the Credit Facilities and Notes were not material, and commitment fees for the Revolver were not material.

As of September 30, 2014, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2014 (remaining three months)	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	4,369
Total	$4,369

As of September 30, 2014 and December 31, 2013, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs, as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs (observable market prices in less than active markets), the fair values of the 2021 Notes and 2023 Notes were $1,564 million and $799 million, respectively, at September 30, 2014 and $1,559 million and $785 million, respectively, at December 31, 2013.

Deferred Financing Costs

Costs incurred to obtain our long-term debt are recorded as deferred financing costs within “Other assets — non-current” in our condensed consolidated balance sheets and are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and Notes.  At September 30, 2013, we recorded $7 million of deferred financing costs.  Amortization expense related to the deferred financing costs is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statements of operations.  For the three and nine months ended September 30, 2014 and 2013, this amount was not material.

8.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at September 30, 2014 and 2013, were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2014
	Foreign currency	Unrealized gain	Unrealized gain
	translation	on available-for-	on forward
	adjustments	sale securities	contracts	Total
Balance at December 31, 2013	$67	$1	$—	$68
Other comprehensive income (loss) before reclassifications	(230)	—	7	(223)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	(2)
Balance at September 30, 2014	$(163)	$1	$5	$(157)

	For the Nine Months Ended September 30, 2013
	Foreign currency	Unrealized gain	Unrealized gain
	translation	on available-for-	on forward
	adjustments	sale securities	contracts	Total
Balance at December 31, 2012	$(26)	$—	$—	$(26)
Other comprehensive income (loss) before reclassifications	43	1	—	44
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Balance at September 30, 2013	$17	$1	$—	$18

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income (loss) before income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 are presented below (amounts in millions):

	Three Months Ended September 30,
	2014	2013	2014	2013
			Income (loss) from operations
	Net revenues		before income tax expense (benefit)
Activision	$704	$319	$95	$41
Blizzard	388	282	164	88
Distribution	78	56	1	(1)
Operating segments total	1,170	657	260	128

Reconciliation to consolidated net revenues / consolidated income (loss) before income tax expense (benefit):
Net effect from deferral of net revenues and related cost of sales	(417)	34	(180)	32
Stock-based compensation expense	—	—	(22)	(25)
Amortization of intangible assets	—	—	(2)	(3)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	(48)	(62)
Consolidated net revenues / operating income	$753	$691	8	70
Interest and other investment income (expense), net			(51)	(4)
Consolidated income (loss) before income tax expense (benefit)			$(43)	$66

	Nine Months Ended September 30,
	2014	2013	2014	2013
			Income (loss) from operations
	Net revenues		before income tax expense
Activision	$1,193	$1,090	$66	$214
Blizzard	1,189	837	548	282
Distribution	218	143	(1)	(1)
Operating segments total	2,600	2,070	613	495

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	233	995	260	738
Stock-based compensation expense	—	—	(76)	(76)
Amortization of intangible assets	—	—	(4)	(8)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	(48)	(62)
Consolidated net revenues / operating income	$2,833	$3,065	$745	$1,087
Interest and other investment income (expense), net			(152)	(1)
Consolidated income before income tax expense			$593	$1,086

Geographic information presented below for the three and nine months ended September 30, 2014 and 2013 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues by geographic region:
North America	$350	$344	$1,384	$1,643
Europe	316	290	1,172	1,180
Asia Pacific	87	57	277	242
Total consolidated net revenues	$753	$691	$2,833	$3,065

The Company’s net revenues in the U.S. were 45% and 48% of consolidated net revenues for the three months ended September 30, 2014 and 2013, respectively.  The Company’s net revenues in France were 19% and 16% of consolidated net revenues for the three months ended September 30, 2014 and 2013, respectively.  The Company’s net revenues in the U.K. were 14% and 13% of consolidated net revenues for the three months ended September 30, 2014 and 2013, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues.

The Company’s net revenues in the U.S. were 46% and 51% of consolidated net revenues for the nine months ended September 30, 2014 and 2013, respectively.  The Company’s net revenues in France were 16% and 13% of consolidated net revenues for the nine months ended September 30, 2014 and 2013, respectively.  The Company’s net revenues in the U.K. were 14% and 12% of consolidated net revenues for the nine months ended September 30, 2014 and 2013, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues.

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues by platform:
Console	$270	$296	$1,402	$1,634
Online (1)	205	205	601	714
PC	165	79	447	274
Mobile and other (2)	35	55	165	300
Total Activision Blizzard net revenues	675	635	2,615	2,922
Distribution	78	56	218	143
Total consolidated net revenues	$753	$691	$2,833	$3,065

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

Long-lived assets by geographic region at September 30, 2014 and December 31, 2013 were as follows (amounts in millions):

	At September 30,	At December 31,
	2014	2013
Long-lived assets* by geographic region:
North America	$123	$102
Europe	32	29
Asia Pacific	7	7
Total long-lived assets by geographic region	$162	$138

*The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

We had one customer, GameStop, which accounted for approximately 16% of consolidated net revenues for the three months ended September 30, 2014.  There were no external customers that accounted for 10% or more of consolidated net revenues for the nine months ended September 30, 2014.  No single external customer accounted for 10% or more of consolidated net revenues for the three and nine months ended September 30, 2013.

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

As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan.  The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by:  (i) the number of shares relating to awards outstanding under any Prior Plan that:  (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (iii) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of September 30, 2014, we had approximately 46 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

11.       Income Taxes

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of our earnings, changes in projected results for various jurisdictions, changes in enacted tax legislation, including certain business tax credits, state and local income taxes, tax audit settlements, certain nondeductible expenses, and the interaction of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax benefit of $20 million for the three months ended September 30, 2014 reflects an effective tax rate of 46.5%, which is higher than the effective tax rate of 15.2% for the three months ended September 30, 2013.  This increase is primarily due to the incremental tax benefit for the lower estimated effective annual tax rate resulting from an increase in the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, partially offset by certain non-tax benefited costs incurred during the quarter.

The income tax expense of $119 million for the nine months ended September 30, 2014 reflects an effective tax rate of 20.1%, which is lower than the effective tax rate of 22.9% for the nine months ended September 30, 2013.  This decrease is primarily due to the incremental tax benefit for the lower estimated effective annual tax rate resulting from an increase in the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, partially offset by certain non-tax benefited costs.

The effective tax rate of 46.5% for the three months ended September 30, 2014 differed from the U.S. statutory rate of 35.0%, primarily due to the incremental tax benefit for the lower estimated effective annual tax rate resulting from an increase in the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, partially offset by certain non-tax benefited costs incurred during the quarter, recognition of California research and development credits, the federal domestic production deductions and favorable return to provision adjustments, partially offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2014 and will be dependent, in part, on our profitability for the remainder of the year. Our effective income tax rates for the remainder of 2014 and future periods will also depend on a variety of other factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules regarding certain nondeductible expenses, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that our pre-tax income is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or our pre-tax income is higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  Additionally, the IRS is currently reviewing the Company’s application for an advanced pricing agreement (“APA”) with respect to the transfer pricing methodology used by the Company for tax years 2010 through 2016.   If ongoing discussions with the IRS result in an APA, this could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on the Company’s provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter.

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

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the nine months ended September 30, 2014, we utilized $142 million of the NOL, which resulted in a benefit of $50 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  In addition, for the nine months ended September 30, 2014, an indemnification asset of $50 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

12.       Computation of Basic/Diluted Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (amounts in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator:
Consolidated net income (loss)	$(23)	$56	$474	$837
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(5)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	—	(1)	(7)	(14)
Numerator for basic and diluted earnings (loss) per common share - income (loss) available to common shareholders	(23)	55	462	819

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	718	1,122	714	1,118

Effect of potential dilutive common shares under the treasury stock method: Employee stock options and others	—	12	11	9
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive effect of employee stock options and others	718	1,134	725	1,127

Basic earnings (loss) per common share	$(0.03)	$0.05	$0.65	$0.73

Diluted earnings (loss) per common share	$(0.03)	$0.05	$0.64	$0.73

Certain of our unvested restricted stock rights (including certain restricted stock units, restricted stock awards, and performance shares) met the definition of participating securities based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and nine months ended September 30, 2014, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 14 million and 16 million shares of common stock that are participating in earnings, respectively.  For the three and nine months ended September 30, 2013, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 24 million and 25 million shares of common stock that are participating in earnings, respectively.

Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period.   Approximately 5 million and 4 million shares are not included in the computation of diluted loss per share for the three and nine months ended September 30, 2014, respectively, as their respective performance measures have not been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Therefore, options to acquire 10 million and 1 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2014, respectively, and options to acquire 2 million and 8 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2013, respectively, as the effect of their inclusion would be anti-dilutive.

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

14.       Commitments and Contingencies

Letters of Credit

As described in Note 7 of the Notes to Condensed Consolidated Financial Statements, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At September 30, 2014, we have not issued any letters of credit under the Revolver.

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

On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. On June 6, 2014, the Court of Chancery denied Benston’s motion for a leadership role in the consolidated Pacchia litigation.  As a result, Pacchia continues to serve as the lead plaintiff in the consolidated cases.

Certain of defendants filed a motion to dismiss the breach of contract claim set forth in the Fourth Amended Complaint.  The Court of Chancery heard arguments on the motion to dismiss, but has not yet ruled.  Pacchia obtained leave to file a Fifth Amended Complaint, which adds additional color to his allegations of wrongdoing based on information learned in discovery, including with respect to the appointment and subsequent election of several of the directors to our Board.  For the most part, fact and expert discovery has been completed in the Pacchia matter, including the exchange of expert damage and other reports.  Pacchia’s expert’s reports allege damages to the Company in excess of $540 million and to the purported class in excess of $640 million, in addition to disgorgement claims, which could, in theory, exceed $1 billion.  Defendants’ experts’ reports maintain there are no damages to the Company or to the purported class because the Purchase Transaction and the Private Sale were the best transactions available to the parties and the alternate transactions hypothesized by the plaintiff were inferior.  Motion practice continues with respect to the definition of the purported class.  The trial in the Pacchia matter is scheduled to begin on December 8 and expected to conclude before the end of the year or soon thereafter.  The parties to the litigation and the Company’s D&O insurers have engaged in and anticipate continuing to engage in settlement discussions.

For the quarter ended September 30, 2014, we accrued a loss contingency in our consolidated financial statements in connection with this matter. The accrual relates to potential liabilities associated with legal fees, costs and expenses for services already received prior to the quarter’s end, where such fees, costs and expenses have not yet been paid at the quarter’s end, and the Company’s potential contribution toward the potential settlement of the matter.  Although the Company has D&O insurance in connection with the consolidated litigation in a total amount up to $200 million, various insurers have raised arguments that they believe give them the right to deny coverage for a portion of these fees, costs and expenses, as well as for all or a portion of the ultimate liability which may occur in settlement or at trial.  Under our Amended and Restated Certificate of Incorporation and certain agreements with members of our Board of Directors, the Company has indemnification obligations to the director defendants to advance fees, costs and expenses and to pay liabilities which arise in connection with their service to the Company, in each case, to the maximum extent permitted by Delaware law.  In light of these indemnification obligations and the positions currently taken by the parties and the various insurers, we determined that a liability is probable and estimable, and accordingly, an accrual was required.  Due to the inherent uncertainties of litigation, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual. The Company believes the possibility that this lawsuit will have a material impact on the Company’s business, financial condition, results of operation or liquidity is remote. However, if this assessment is incorrect, then an unfavorable resolution of this lawsuit above the amount of the accrual could have a material adverse effect on the Company’s business, financial condition, results of operation or liquidity, particularly in the period in which any additional potential liabilities may be recognized.

We believe that the defendants have meritorious defenses.  If the Pacchia matter does not settle, then we believe the defendants intend to defend the lawsuit and other related cases vigorously at trial. However, these lawsuits and any other lawsuits are subject to inherent uncertainties and the actual outcome and costs will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and the Company could be forced to expend significant resources in the defense of these lawsuits and the Company and the defendants may not prevail.  The Company also may be subject to additional claims in connection with the Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business.

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

16.       Recently issued accounting pronouncements

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update was effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, there was no material impact on our condensed consolidated financial statements.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. Upon our adoption of this guidance, “Deferred income taxes, net” under non-current liabilities increased by approximately $46 million, and correspondingly, “Other liabilities” under non-current liabilities decreased by the same amount in our condensed consolidated balance sheet as of December 31, 2013 to conform with the presentation as of September 30, 2014.

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

Going concern disclosures

In August 2014, the FASB issued authoritative guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures under certain circumstances.  This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading international developer and publisher of interactive software products and content.  Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny®, which was released on September 9, 2014.  Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “current-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and other handheld and mobile devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game (“MMORPG”) category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC and consoles, including games in the multiple-award winning Diablo® and StarCraft® franchises.  In addition, Blizzard maintains a proprietary online-game related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo III and StarCraft II products.  In addition, Blizzard released Hearthstone®: Heroes of Warcraft™, a free-to-play digital collectible card game available on the PC and iPad, and is currently developing Heroes of the Storm™, a new free-to-play online hero brawler.

Activision Blizzard Distribution

Our distribution segment (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended September 30, 2014, Activision Blizzard had net revenues of $753 million, as compared to net revenues of $691 million for the same period in 2013.  For the three months ended September 30, 2014, Activision Blizzard had a loss per diluted share of $(0.03), as compared to earnings per diluted share of $0.05 for the same period in 2013.

For the nine months ended September 30, 2014, Activision Blizzard had net revenues of $2.8 billion, as compared to net revenues of $3.1 billion for the same period in 2013, and earnings per diluted share were $0.64, as compared to earnings per diluted share of $0.73 for the same period in 2013.

As a result of the Purchase Transaction, we reduced our common shares outstanding by approximately 429 million shares, which has resulted in a lower weighted-average share count since the transaction closed on October 11, 2013. Additionally, for the nine months ended September 30, 2014, interest expense of $150 million and associated tax benefits of $54 million were included in our consolidated net income, partially offsetting the earnings per share benefits from the reduction in our share count.  For details of our debt arrangements, our interest expense, and cash paid for interest, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1, and Interest and Other Investment Income(Expense), Net, and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, of this Quarterly Report on Form 10-Q.

According to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates:

•                  For the third quarter of 2014, Activision’s Destiny was the largest new franchise launch in videogame history and ranks among the top 10 largest videogame launches of all time in the U.S.

•                  In North America and Europe combined, for the first nine months of 2014, Activision’s Skylanders SWAP Force™, including toys and accessories, was the #4 best-selling console and handheld game overall in dollars, and in North America and Europe, Skylanders toys outsold the #1 action figure line.

•                  In North America and Europe combined, for the third quarter of 2014, Blizzard’s Diablo III: Reaper of Souls™ - Ultimate Evil Edition™ was the #4 best-selling console title, and for the first nine months of 2014, Diablo III: Reaper of Souls remained the #2 PC game in dollars.

Activision Blizzard Recent and Upcoming Product Releases

We have recently released the following titles and games, among other titles:

•                  On July 22, 2014, Blizzard released Curse of Naxxramas™: A Hearthstone Adventure.

•                  On August 5, 2014, Activision released the fourth digital downloadable content pack for Call of Duty: Ghosts, Call of Duty: Ghosts Nemesis on the Xbox One and Xbox 360 and on other platforms on September 4, 2014.

•                  On August 19, 2014, Blizzard released Diablo III: Reaper of Souls - Ultimate Evil Edition for the PS4, PS3, Xbox One and Xbox 360.

•                  On September 9, 2014, Activision released Destiny on the PS4, PS3, Xbox One and Xbox 360.

On October 5, 2014, Activision released Skylanders Trap Team, the latest installment in the Skylanders franchise.  On November 4, 2014, Activision released Call of Duty: Advanced Warfare, which brings a new vision to the Call of Duty franchise.

On November 13, 2014, Blizzard expects to release World of Warcraft: Warlords of DraenorTM, the newest expansion in the epic franchise.  In the first quarter of 2014, Blizzard began accepting pre-purchases for World of Warcraft: Warlords of Draenor, which includes a character level 90 boost and value-added services, both of which are available immediately upon purchase.

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

On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds. Vivendi currently owns approximately 41 million shares of our common stock, and is generally restricted from selling that stock until January 2015.

As of September 30, 2014, we had approximately 719 million shares of our common stock issued and outstanding. As a result of the Purchase Transaction, the Private Sale, and Vivendi’s sale of our common stock in May 2014, Vivendi held approximately 6%, ASAC held approximately 24% and our other stockholders held approximately 70% of our common stock.

Management’s Overview of Business Trends

Console Platform Transition

In November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track in North America and Europe, as of September 30, 2014, the combined installed base of PS4 and Xbox One hardware was approximately 15 million units, and the combined installed base of PS3 and Xbox 360 hardware was approximately 121 million units.

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

Conditions in the Retail Distribution Channels

Conditions in the retail distribution channels of the video games industry continued to be challenging during the first nine months of 2014.  In North America and Europe, retail sales of video games declined by 23%, as compared to the same period in 2013, according to The NPD Group and GfK Chart-Track.  The decline is due to the release of a top title by a competitor in the third quarter of 2013, while there were no comparable title releases in the first nine months of 2014.  In addition, the continued shift of video game purchases to the digital distribution channels has impacted retail console software sales during the nine months ended September 30, 2014.

Further, while the new console cycle has started strongly and demand for next-generation games was higher than expected, the demand for current-generation games declined at a faster pace than the growth of sales for next-generation titles, resulting in the overall decline in sales in the retail distribution channels. According to The NPD Group and GfK Chart-Track, retail sales from current-generation platform games declined by 56% for the nine months ended September 30, 2014, as compared to the same period in 2013. However, the increase in digitally distributed games, including full-game downloads, add-on content, and free-to-play games, has partially offset the negative trends in the retail distribution channels.

Digital Online Channel Revenues

We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical “boxed” software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties).  In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services for World of Warcraft and other value-added services for other Blizzard franchises, such as Diablo, StarCraft and Hearthstone, which are digitally delivered and hosted by Battle.net.  We have further plans to introduce games, based on some of our most successful franchises, which operate online on a free-to-play model with microtransactions, including Blizzard’s Heroes of the Storm, and Activision’s Call of Duty Online.

We currently define sales via digital online channels as revenues from subscriptions, licensing royalties, value-added services, downloadable content, and digitally distributed products. This definition may differ from that used by our competitors or other companies.

According to Activision Blizzard internal estimates, digital gaming revenues for the nine months ended September 30, 2014 increased by approximately 28% as compared to the same period in 2013.   The primary drivers of the increase in digital gaming revenues were increases in consumer purchases of full games via digital channels and an increase in mobile gaming revenues.   Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital online channels.  The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.  Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products.  As such, lower revenues in our retail distribution channels in the current year may impact our digital online channels revenues in the subsequent year.

For the three months ended September 30, 2014, revenues through digital online channels increased by $95 million, as compared to the same period in 2013, and represented 67% of our total consolidated net revenues, as compared to 59% for the same period in 2013. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the three months ended September 30, 2014 increased by $106 million, as compared to the same period in 2013, and represented 43% of our total non-GAAP net revenues, as compared to 61% for the same period in 2013.

For the nine months ended September 30, 2014, revenues through digital online channels increased by $184 million, as compared to the same period in 2013, and represented 48% of our total consolidated net revenues, as compared to 38% for the same period in 2013. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the nine months ended September 30, 2014 increased by $301 million, as compared to the same period in 2013, and represented 58% of our total non-GAAP net revenues, as compared to 59% for the same period in 2013.

Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Net revenues:
Product sales	$337	45%	$332	48%	$1,693	60%	$2,049	67%
Subscription, licensing, and other revenues	416	55	359	52	1,140	40	1,016	33
Total net revenues	753	100	691	100	2,833	100	3,065	100

Costs and expenses:
Cost of sales — product costs	156	21	111	16	568	20	551	18
Cost of sales — online	56	7	43	6	170	6	154	5
Cost of sales — software royalties and amortization	34	5	16	2	136	5	116	4
Cost of sales — intellectual property licenses	7	1	5	1	20	1	56	2
Product development	131	17	140	20	387	14	387	13
Sales and marketing	221	29	144	21	465	16	367	12
General and administrative	140	19	162	24	342	12	347	11
Total costs and expenses	745	99	621	90	2,088	74	1,978	65

Operating income	8	1	70	10	745	26	1,087	35

Interest and other investment income (expense), net	(51)	(7)	(4)	(1)	(152)	(5)	(1)	—

Income (loss) before income tax expense (benefit)	(43)	(6)	66	9	593	21	1,086	35

Income tax expense (benefit)	(20)	(3)	10	1	119	4	249	8

Net income (loss)	$(23)	(3)%	$56	8%	$474	17%	$837	27%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income (loss) before income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 are presented in the table below (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)

Segment net revenues:
Activision	$704	$319	$385	$1,193	$1,090	$103
Blizzard	388	282	106	1,189	837	352
Distribution	78	56	22	218	143	75
Operating segment net revenues total	1,170	657	513	2,600	2,070	530

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	(417)	34		233	995
Consolidated net revenues	$753	$691		$2,833	$3,065

Segment income (loss) from operations:
Activision	$95	$41	$54	$66	$214	$(148)
Blizzard	164	88	76	548	282	266
Distribution	1	(1)	2	(1)	(1)	—
Operating segment income from operations total	260	128	132	613	495	118

Reconciliation to consolidated operating income and consolidated income (loss) before income tax expense (benefit):
Net effect from deferral of net revenues and related cost of sales	(180)	32		260	738
Stock-based compensation expense	(22)	(25)		(76)	(76)
Amortization of intangible assets	(2)	(3)		(4)	(8)
Fees and other expenses related to the Purchase Transaction and related debt financings	(48)	(62)		(48)	(62)

Consolidated operating income	8	70		745	1,087
Interest and other investment income (expense), net	(51)	(4)		(152)	(1)
Consolidated income (loss) before income tax expense (benefit)	$(43)	$66		$593	$1,086

Segment Net Revenues

Activision

Activision’s net revenues increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to higher revenues from the release of Destiny in September 2014, partially offset by lower revenues from the Call of Duty and Skylanders franchises.

Blizzard

Blizzard’s net revenues increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to revenues from Hearthstone: Heroes of Warcraft on both the PC and iPad, Diablo III: Reaper of Souls, which was released in March 2014 on the PC and released in August 2014 on consoles, and the paid character boost and other value-added services from World of Warcraft: Warlords of Draenor, which were available immediately upon pre-purchase of the game, as well as standalone purchases of the paid character boosts, as compared to revenues in the prior year from StarCraft II: Heart of the Swarm®, which was released in March 2013, and from Diablo III on consoles, which was released in September 2013.

At September 30, 2014, the global subscriber* base for World of Warcraft was approximately 7.4 million, compared to approximately 6.8 million at June 30, 2014, and approximately 7.6 million subscribers at September 30, 2013.  The increase versus June 30, 2014 was proportional to the mix of subscribers in the East and the West, while the decline versus September 30, 2013 reflects a decrease in subscribers in the East partially offset by an increase in subscribers in the West (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, and Latin America).  In general, the average revenue per subscriber is lower in the East than in the West.  With the upcoming release of World of Warcraft: Warlords of Draenor, the newest expansion pack, Blizzard expects to continue delivering new game content in all regions that is intended to further appeal to the gaming community.

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

Distribution

Distribution’s net revenues increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to revenues from the distribution of the recently introduced next-generation console hardware.

Segment Income from Operations

Activision

For the three months ended September 30, 2014, Activision’s operating income increased, as compared to the same period in 2013, primarily due to higher revenues, as described above, partially offset by relatively higher cost of sales — software royalties and amortization, and higher sales and marketing activities from the release of Destiny.

For the nine months ended September 30, 2014, Activision’s operating income decreased, as compared to the same period in 2013, primarily due to lower revenues and operating income from the Call of Duty and Skylanders franchises, partially offset by higher revenues and operating income from the release of Destiny, which has relatively higher cost of sales — software royalties and amortization, and higher sales and marketing activities in the current year.

Blizzard

For the three and nine months ended September 30, 2014, Blizzard’s operating income increased, as compared to the same periods in 2013, primarily due to higher revenues, as described above, partially offset by higher cost of sales — product costs and higher product development costs to support new products.

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

The following table provides a reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and nine months ended September 30, 2014 and 2013 (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2014	2013	(decrease)	2014	2013	(decrease)
GAAP net revenues by distribution channel
Retail channels	$171	$226	$(55)	$1,257	$1,748	$(491)
Digital online channels(1)	504	409	95	1,358	1,174	184
Total Activision and Blizzard	675	635	40	2,615	2,922	(307)

Distribution	78	56	22	218	143	75
Total consolidated GAAP net revenues	753	691	62	2,833	3,065	(232)

Change in deferred net revenues(2)
Retail channels	416	(24)	440	(388)	(1,033)	645
Digital online channels(1)	1	(10)	11	155	38	117
Total changes in deferred net revenues	417	(34)	451	(233)	(995)	762

Non-GAAP net revenues by distribution channel
Retail channels	587	202	385	869	715	154
Digital online channels(1)	505	399	106	1,513	1,212	301
Total Activision and Blizzard	1,092	601	491	2,382	1,927	455

Distribution	78	56	22	218	143	75
Total non-GAAP net revenues (3)	$1,170	$657	$513	$2,600	$2,070	$530

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

The decrease in GAAP net revenues from retail channels for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to lower revenues from the Call of Duty and Skylanders franchises.  The decreases were partially offset by revenues from Destiny, which was released in September 2014, and revenues from Diablo III: Reaper of Souls - Ultimate Evil Edition, which was released in August 2014.

The decrease in GAAP net revenues from retail channels for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to the lower performance of Call of Duty: Ghosts, as compared to Call of Duty: Black Ops II, lower revenues from the Skylanders franchise, lower revenues from Call of Duty catalog titles, lower revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and lower revenues from our value business, which released fewer titles in the nine months ended September 30, 2014 as compared to the same period in 2013.  The decreases were partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013, and revenues from Destiny, which was released in September 2014.

The increase in non-GAAP net revenues from retail channels for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Destiny, which was released in September 2014.  The increase was partially offset by lower revenues from the Skylanders and Call of Duty franchises, and lower revenues from Diablo III: Reaper of Souls - Ultimate Evil Edition, which was released in August 2014, as compared to Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

The increase in non-GAAP net revenues from retail channels for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Destiny, which was released in September 2014, and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.  The increases were partially offset by lower revenues from the Skylanders and Call of Duty franchises.

The increase in GAAP net revenues from digital online channels for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, which was released in March 2014, revenues from value-added services from World of Warcraft: Warlords of Draenor and from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013. The increases were partially offset by lower revenues for the digital downloadable content for Call of Duty: Ghosts in the current year, as compared to digital downloadable content for Call of Duty: Black Ops II in 2013, lower subscription revenues and other value-added services from World of Warcraft, and lower revenues from Call of Duty catalog titles.

The increase in GAAP net revenues from digital online channels for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to StarCraft II: Heart of the Swarm, which was released in March 2013.  The increases were partially offset by lower recognition of deferred revenues from World of Warcraft: Mists of Pandaria®, which was released in 2012.

The increase in non-GAAP net revenues from digital online channels for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, and digital revenues from Destiny, and revenues from value-added services from World of Warcraft: Warlords of Draenor, partially offset by the lower performance of digital downloadable content for Call of Duty: Ghosts in the current year, as compared to digital downloadable content for Call of Duty: Black Ops II in 2013.

The increase in non-GAAP net revenues from digital online channels for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues in the prior year from StarCraft II: Heart of the Swarm, which was released in March 2013, revenues from value-added services from World of Warcraft: Warlords of Draenor, and digital revenues from Destiny,  partially offset by lower revenues from the Call of Duty franchise.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2014 and 2013 (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2014	2013	(decrease)	2014	2013	(decrease)
Geographic region net revenues:
North America	$350	$344	$6	$1,384	$1,643	$(259)
Europe	316	290	26	1,172	1,180	(8)
Asia Pacific	87	57	30	277	242	35
Consolidated net revenues	$753	$691	$62	$2,833	$3,065	$(232)

The increase/(decrease) in deferred revenues recognized by geographic region for the three and nine months ended September 30, 2014 and 2013 was as follows (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2014	2013	(decrease)	2014	2013	(decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$(274)	$2	$(276)	$136	$564	$(428)
Europe	(135)	24	(159)	102	355	(253)
Asia Pacific	(8)	8	(16)	(5)	76	(81)
Total impact on consolidated net revenues	(417)	34	(451)	233	995	(762)

As previously discussed, the increase in the Company’s net revenues for the three months ended September 30, 2014, as compared to the same period in 2013, was mainly due to revenues from Hearthstone: Heroes of Warcraft, which was released in early 2014 with no comparable title in 2013, higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, higher revenues from Destiny, which was released in September 2014, and revenues from the value-added services from World of Warcraft: Warlords of Draenor. Additionally, in Europe, the increase was partially due to higher revenues from the Distribution segment. The increases in net revenues in all regions were partially offset by lower revenues from the Call of Duty and Skylanders franchises and lower recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, as compared to same period in 2013.

The decrease in net revenues in North America and Europe for the nine months ended September 30, 2014, as compared to the same period in 2013, was mainly due to lower revenues from our Call of Duty and Skylanders franchises and lower recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012.  These decreases in North America and Europe were partially offset by revenues from Hearthstone: Heroes of Warcraft, recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013, revenues from Destiny and higher revenues from Diablo III: Reaper of Souls, as compared to revenues from StarCraft II: Heart of the Swarm.  Additionally, in Europe, the decrease was partially offset by higher revenues from the Distribution segment.

Net revenues in Asia Pacific increased for the nine months ended September 30, 2014, as compared to the same periods in 2013, mainly due to revenues from Hearthstone: Heroes of Warcraft, higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and revenues from the value-added services from World of Warcraft: Warlords of Draenor.  The increase was partially offset by lower recognition of deferred revenues from Call of Duty: Ghosts, which was released in November 2013, as compared to the recognition of deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, lower revenues from the Skylanders franchise, and lower recognition of deferred revenues from Call of Duty catalog titles.

The decrease in deferred revenues recognized for the three months ended September 30, 2014, as compared to the same period in 2013, was due to the deferral of revenues from the launch of Destiny, which was released in September 2014.  This decrease is partially offset by higher recognition of previously deferred revenues from Diablo III: Reaper of Souls, as compared to recognition of previously deferred revenues from StarCraft II: Heart of the Swarm, in the same period in 2013, and lower deferral of revenues from digital downloadable content for Call of Duty: Ghosts, as compared to revenues from digital downloadable content for Call of Duty: Black Ops II.   In Europe, decrease in deferred revenue recognized is also due to lower recognition of previously deferred revenues from Call of Duty catalog titles.

The decrease in deferred revenues recognized for the nine months ended September 30, 2014, as compared to the same period in 2013, was due to the deferral of revenues from the launch of Destiny, which was released in September 2014, lower recognition of deferred revenues from Call of Duty catalog titles, revenues deferred from the value-added services from World of Warcraft: Warlords of Draenor and from Hearthstone: Heroes of Warcraft, and lower recognition of revenues from World of Warcraft: Mists of Pandaria, as compared to the same period in 2013.   These decreases were partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360.  In Asia Pacific, deferred revenues recognized were also impacted by the high recognition of deferred revenues from Diablo III on the PC in 2013 from the strong release of Diablo III in 2012.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $6 million and $51 million on Activision Blizzard’s net revenues for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  The change is primarily due to the movement of the U.S. dollar relative to the Euro and British Pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2014 and 2013 (amounts in millions):

	Three Months	% of total(3)	Three Months	% of total(3)
	Ended September 30, 2014	consolidated net revs.	Ended September 30, 2013	consolidated net revs.	Increase/ (Decrease)

Platform net revenues:
Online (1)	$205	27%	$205	30%	$—
PC	165	22	79	11	86

Next-generation (PS4, Xbox One, Wii U)	109	14	3	—	106
Current-generation (PS3, Xbox 360, Wii)	161	21	293	42	(132)
Total console	270	36	296	43	(26)

Mobile and other (2)	35	5	55	8	(20)

Total Activision Blizzard	675	90	635	92	40
Distribution	78	10	56	8	22
Total consolidated net revenues	$753	100%	$691	100%	$62

	Nine Months Ended	% of total(3) consolidated net	Nine Months Ended	% of total(3) consolidated net	Increase/
	September 30, 2014	revs.	September 30, 2013	revs.	(Decrease)

Platform net revenues:
Online (1)	$601	21%	$714	23%	$(113)
PC	447	16	274	9	173

Next-generation (PS4, Xbox One, Wii U)	353	12	14	—	339
Current-generation (PS3, Xbox 360, Wii)	1,049	37	1,620	53	(571)
Total console	1,402	49	1,634	53	(232)

Mobile and other (2)	165	6	300	10	(135)

Total Activision Blizzard	2,615	92	2,922	95	(307)
Distribution	218	8	143	5	75
Total consolidated net revenues	$2,833	100%	$3,065	100%	$(232)

The increase / (decrease) in deferred revenues recognized by platform for three and nine months ended September 30, 2014 and 2013 was as follows (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online (1)	(4)	24	(28)	(36)	110	(146)
PC	69	38	31	(18)	67	(85)

Next-generation (PS4, Xbox One, Wii U)	(359)	2	(361)	(214)	10	(224)
Current-generation (PS3, Xbox 360, Wii)	(123)	(30)	(93)	513	808	(295)
Total console	(482)	(28)	(454)	299	818	(519)

Mobile and other (2)	—	—	—	(12)	—	(12)

Total impact on consolidated net revenues	$(417)	$34	$(451)	$233	$995	$(762)

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

Net revenues from online for the three months ended September 30, 2014 was comparable to the same period in 2013, with decreases in the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria and subscription revenues being offset by increases in value-added services revenues from World of Warcraft: Warlords of Draenor.  Net revenues from online decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to lower recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower subscription and value-added services revenues from World of Warcraft.  The decreases were partially offset by revenues from value-added services from World of Warcraft: Warlords of Draenor.

Net revenues from PC increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due to revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in the prior year and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from the release of StarCraft II: Heart of the Swarm, which was released in March 2013.  For the nine months ended September 30, 2014, the increase was also offset by lower recognition of previously deferred revenues for Diablo III, which was released in May 2012, as compared to the same period in 2013.

Net revenues from next-generation consoles increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, as the PS4 and Xbox One were not introduced until the fourth quarter of 2013. Since their introduction, we have released the following titles on next-generation consoles: Call of Duty: Ghosts and Skylanders SWAP Force in the fourth quarter of 2013; The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark in the second quarter of 2014; and Diablo III: Reaper of Souls — Ultimate Evil Edition and Destiny in the third quarter of 2014.

Net revenues from current-generation consoles decreased for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to lower revenues from the Call of Duty franchise, partially offset by revenues from Destiny. Net revenues from current-generation consoles decreased for the nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to lower revenues from the Call of Duty franchise, lower revenues from our value business titles due to lower number of releases, partially offset by the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013.

Net revenues from mobile and other decreased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to lower revenues from the Skylanders franchise.

The decrease in deferred revenues recognized for online for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was due to the deferral of value-added services revenues from pre-purchases for World of Warcraft: Warlords of Draenor, and lower revenues recognized from World of Warcraft: Mists of Pandaria, which was released in September 2012.

The increase in deferred revenues recognized for PC for the three months ended September 30, 2014, as compared to the same period in 2013, was due to the recognition of previously deferred revenues from Hearthstone: Heroes of Warcraft and higher recognition of deferred revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues recognized from deferred revenues from StarCraft II: Heart of the Swarm, which was released in March 2013.  The decrease in deferred revenues recognized for PC for the nine months ended September 30, 2014, as compared to the same period in 2013, was due to the deferral of revenues from Hearthstone: Heroes of Warcraft and the higher deferral of revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues deferred from StarCraft II: Heart of the Swarm, which was released in March 2013.

Additional revenues were deferred for next-generation consoles for the three and nine months ended September 30, 2014, as compared to the same period in 2013, as the PS4 and Xbox One were not introduced until the fourth quarter of 2013.

The decrease in deferred revenues recognized for current-generation consoles for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was due to the deferral of revenues from the launch of Destiny, partially offset by lower deferral of  revenues from the Call of Duty franchise and lower deferral of revenues from Diablo III: Reaper of Souls — Ultimate Evil Edition, as compared to the deferral of revenues from Diablo III on PS3 and Xbox 360, in the same period in 2013.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2014 and 2013 (amounts in millions):

	Three Months Ended September 30,	% of consolidated	Three Months Ended September 30,	% of consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Product costs	$156	21%	$111	16%	$45
Online	56	7	43	6	13
Software royalties and amortization	34	5	16	2	18
Intellectual property licenses	7	1	5	1	2

	Nine Months Ended September 30,	% of consolidated	Nine Months Ended September 30,	% of consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Product costs	$568	20%	$551	18%	$17
Online	170	6	154	5	16
Software royalties and amortization	136	5	116	4	20
Intellectual property licenses	20	1	56	2	(36)

Overall, the increase in total cost of sales for the three months ended September 30, 2014, as compared to the same period in 2013, reflecting the increase in consolidated net revenues. The increase is attributable to higher revenues from our Distribution segment, which has relatively higher cost of sales, higher inventory obsolescence, higher cost related to online revenues, and higher software amortization related to product releases during the quarter.

While consolidated net revenues decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, cost of sales increased for the nine months ended September 30, 2014, as compared to the same period in 2014.  The increase is mainly attributed to the factors described above, partially offset by the decreased cost of intellectual property licenses in 2014 due to the reduction in the number of titles released by our value business in 2014, which are normally based on licensed properties, and the write-down of intellectual property licenses in 2013, with no comparable write-downs in 2014.

Product Development (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$131	17%	$140	20%	$(9)
Nine Months Ended	387	14	387	13	—

Product development costs decreased for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to the timing of capitalized product development costs based on the technological feasibility of our products and the timing of our releases.

Product development costs for the nine months ended September 30, 2014 were comparable to the same period in 2013.

Sales and Marketing (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$221	29%	$144	21%	$77
Nine Months Ended	465	16	367	12	98

Sales and marketing expenses increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily driven by our new releases.

General and Administrative (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$140	19%	$162	24%	$(22)
Nine Months Ended	342	12	347	11	(5)

General and administrative expenses decreased for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to the incurrence in the prior year of bankers’ and professional fees related to the Purchase Transaction and related debt financings, partially offset by higher legal expenses (including legal fees, costs, expenses, and accruals) in the current year.

General and administrative expenses decreased for the nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to the incurrence in the prior year of bankers’ and professional fees related to the Purchase Transaction and related debt financings, partially offset by higher bonus accruals, higher personnel costs, and higher legal expenses (including legal fees, costs, expenses, and accruals) in the current year.

Interest and Other Investment Income (Expense), Net (amounts in millions)

		% of		% of
	September 30,	consolidated	September 30,	consolidated	Increase
	2014	net revs.	2013	net revs.	(Decrease)

Three Months Ended	$(51)	(7)%	$(4)	(1)%	$(47)
Nine Months Ended	(152)	(5)	(1)	—	(151)

Interest and other investment income (expense), net was ($51) million and ($152) million for the three and nine months ended September 30, 2014, respectively, as compared to ($4) million and ($1) million in the same periods in 2013, primarily due to interest expense incurred for the Notes issued in September 2013 and the Term Loan entered into in October 2013 in connection with the Purchase Transaction.

Income Tax Expense (Benefit) (amounts in millions)

		% of		% of
	September 30,	Pretax	September 30,	Pretax	Increase
	2014	income	2013	income	(Decrease)

Three Months Ended	$(20)	46.5%	$10	15.2%	$(30)
Nine Months Ended	119	20.1	249	22.9	(130)

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the respective interim period, taking into account year-to-date amounts and projected results for the full year.   The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and nonrecurring factors including, but not limited to, the geographical mix of our earnings, changes in projected results for various jurisdictions, changes in enacted tax legislation, including certain business tax credits, state and local income taxes, tax audit settlements, certain nondeductible expenses, and the interaction of various global tax strategies. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax benefit of $20 million for the three months ended September 30, 2014 reflects an effective tax rate of 46.5%, which is higher than the effective tax rate of 15.2% for the three months ended September 30, 2013.  This increase is primarily due to the incremental tax benefit for the lower estimated effective annual tax rate resulting from an increase in the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, partially offset by certain non-tax benefited costs incurred during the quarter.

The income tax expense of $119 million for the nine months ended September 30, 2014 reflects an effective tax rate of 20.1%, which is lower than the effective tax rate of 22.9% for the nine months ended September 30, 2013.  This decrease is primarily due to the incremental tax benefit for the lower estimated effective annual tax rate resulting from an increase in the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, partially offset by certain non-tax benefited costs.

The effective tax rate of 46.5% for the three months ended September 30, 2014 differed from the U.S. statutory rate of 35.0%, primarily due to the incremental tax benefit for the lower estimated effective annual tax rate resulting from an increase in the amount of foreign earnings taxed at relatively lower statutory rates, as compared to domestic earnings taxed at relatively higher statutory rates, partially offset by certain non-tax benefited costs incurred during the quarter, recognition of California research and development credits, the federal domestic production deductions and favorable return to provision adjustments, partially offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2014 and will be dependent, in part, on our profitability for the remainder of the year. Our effective income tax rates for the remainder of 2014 and future periods will also depend on a variety of other factors, such as changes in the mix of income by tax jurisdiction, applicable accounting rules regarding certain nondeductible expenses, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss. Further, the effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by the extent that our pre-tax income is lower than anticipated in foreign regions, where taxes are levied at relatively lower statutory rates, and/or our pre-tax income is higher than anticipated in the United States, where taxes are levied at relatively higher statutory rates.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  Additionally, the IRS is currently reviewing the Company’s application for an advanced pricing agreement (“APA”) with respect to the transfer pricing methodology used by the Company for tax years 2010 through 2016.   If ongoing discussions with the IRS result in an APA, this could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on the Company’s provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter.

In addition, Vivendi Games’ tax returns for the 2005 through 2008 tax years are under examination by the IRS. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters are not expected to have  a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the nine months ended September 30, 2014, we utilized $142 million of the NOL, which resulted in a benefit of $50 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  In addition, for the nine months ended September 30, 2014, an indemnification asset of $50 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $1 million and a positive impact of $22 million on Activision Blizzard’s operating income for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The change is primarily due to the movement of the U.S dollar relative to the Euro and British Pound.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At September 30, 2014	At December 31, 2013	(Decrease)
Cash and cash equivalents	$3,805	$4,410	$(605)
Short-term investments	23	33	(10)
	$3,828	$4,443	$(615)

Percentage of total assets	28%	32%

	Nine Months Ended September 30,
			Increase
	2014	2013	(Decrease)

Cash flows provided by operating activities	$97	$384	$(287)
Cash flows provided by (used in) investing activities	(80)	191	(271)
Cash flows used in financing activities	(374)	(129)	(245)
Effect of foreign exchange rate changes	(248)	39	(287)
Net increase (decrease) in cash and cash equivalents	$(605)	$485	$(1,090)

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

Cash flows provided by operating activities decreased for the nine months ended September 30, 2014 as compared to the same period in 2013.  The decrease was primarily attributed to lower net income for the period and changes in our working capital accounts, including lower cash collection due to the timing of our title releases, higher investment in software development, and payment of interest.  Cash flows provided by operating activities for the nine months ended September 30, 2014 included approximately $150 million of interest paid for the Notes and Term Loan, as compared to $4 million for the same period in 2013.

Cash Flows Provided by (Used in) Investing Activities

The primary drivers of cash flows provided by (used in) investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

Cash flows used in investing activities were $80 million during the nine months ended September 30, 2014, as compared to cash flows provided by investing activities of $191 million for the nine months ended September 30, 2013, primarily due to higher capital expenditures and lower proceeds from the maturity of short-term investments.  Cash flows related to investing activities reflected the receipt of $21 million in proceeds from the maturity of investments, the majority of which consisted of other government agency securities, and capital expenditures, primarily related to property and equipment, of $90 million.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock, and the payment of dividends.

Cash flows used in financing activities were higher during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to the $375 million partial repayment of our Term Loan. We also paid $147 million in dividends and related dividend equivalents and $41 million for taxes in connection with the vesting of employees’ restricted stock rights.  Cash flows from financing activities for the nine months ended September 30, 2014 reflected proceeds of $160 million from the issuance of shares of our common stock to employees in connection with stock option exercises.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $248 million and a positive impact of $39 million on our cash and cash equivalents for the nine months ended September 30, 2014 and 2013, respectively.  The change is primarily due to changes in the value of the U.S. dollar relative to the Euro and British Pound.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $3.8 billion at September 30, 2014, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($3.8 billion at September 30, 2014) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; funding of dividends; and interest payments related to debt obligations.

The amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.3 billion as of both September 30, 2014 and December 31, 2013. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).   Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of September 30, 2014, the Notes had a carrying value of $2.2 billion.

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

As of September 30, 2014, the outstanding balance of our Term Loan was $2.1 billion.  Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At September 30, 2014, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

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

The Company was in compliance with the terms of the Notes and Credit Facilities as of September 30, 2014.

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

Capital Expenditures

For the year ending December 31, 2014, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware and software purchases.  Through the first nine months of 2014, we made aggregate capital expenditures of $90 million.

Off-balance Sheet Arrangements

At September 30, 2014 and December 31, 2013, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the nine months ended September 30, 2014, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Accounting for cumulative translation adjustments

In February 2013, the FASB issued an update to the authoritative guidance related to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign entity. This update was effective for fiscal years beginning after December 15, 2013. Upon adoption of this guidance on January 1, 2014, there was no material impact on our condensed consolidated financial statements.

Presentation of unrecognized tax benefits

In July 2013, the FASB issued an update to the authoritative guidance related to the presentation of an unrecognized tax benefit in the financial statements. The update will require entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforwards when settlement in this manner is available under the tax laws. This update is effective for fiscal years beginning after December 15, 2013. Upon our adoption of this guidance, “Deferred income taxes, net” under non-current liabilities increased by approximately $46 million, and correspondingly, “Other liabilities” under non-current liabilities decreased by the same amount in our condensed consolidated balance sheet as of December 31, 2013 to confirm with presentation as of September 30, 2014.

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

Going concern disclosures

In August 2014, the FASB issued authoritative guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.  This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, earnings or cash flows, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year.   The counterparties for our currency derivative contracts are large and reputable commercial or investment banks. All foreign currency hedging transactions are backed, in amount and by maturity, by an identified underlying item.

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

At September 30, 2014, we did not have any outstanding foreign currency forward contracts that are not designated as hedges.  At December 31, 2013, the gross notional amount of outstanding foreign currency forward contracts that are not designated as hedges was $34 million. The fair value of these foreign currency forward contracts was not material as of December 31, 2013. For the three and nine months ended September 30, 2014 and 2013, pre-tax net losses and gains associated with these forward contracts were not material.

During the nine months ended September 30, 2014, we entered into foreign currency forward contracts to hedge forecasted intercompany cash flows that are subject to foreign currency risk and designated them as cash flow hedges in accordance with ASC 815.  The Company assesses the effectiveness of these cash flow hedges at inception and on an ongoing basis and determines if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedged item impacts earnings. The Company measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $78 million at September 30, 2014. The net unrealized gains of approximately $5 million related to these contracts are expected to be reclassified into earnings within the next twelve months.  During the three and nine months ended September 30, 2014, there was no ineffectiveness relating to these hedges.  For the three and nine months ended September 30, 2014, pre-tax net realized gains associated with these forward contracts of $2 million were reclassified out of “Accumulated other comprehensive income (loss)” into “General and administrative expense”.

In the absence of the hedging activities described above, for the nine months ended September 30, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $67 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of September 30, 2014, a hypothetical change in the interest rate paid on our variable rate debt of one percent would change interest expense on an annual basis by approximately $21 million.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2014, our $3.8 billion of cash and cash equivalents was comprised primarily of money market funds. At September 30, 2014, our $23 million of short-term investments consists of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at September 30, 2014. The Company has determined that, based on the composition of our investment portfolio as of September 30, 2014, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2014, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

In addition, on August 14, 2013, we received a letter dated August 9, 2013 from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company.  In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884 VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013.  On October 25, 2013, Pacchia filed an amended complaint under seal.  The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC.  The added class claims are against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC.  The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties.  The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC.  On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below.  On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013.  On December 3, 2013, the court selected Pacchia as lead plaintiff.  Pacchia filed a second amended complaint on December 11, 2013 and Activision filed an answer on January 31, 2014.  Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal.  In response to Pacchia’s filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. On June 6, 2014, the Court of Chancery denied the defendants’ motions to dismiss such claims, with the exception of a breach of contract claim. Subsequently, Pacchia filed a fourth amended complaint containing substantially all of his prior claims, but with the addition of new allegations gleaned from discovery in the matter.  ASAC filed a motion to dismiss the re-pleaded breach of contract claim and the other defendants filed answers in response to the fourth amended complaint.

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

On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. On June 6, 2014, the Court of Chancery denied Benston’s motion for a leadership role in the consolidated Pacchia litigation.  As a result, Pacchia continues to serve as the lead plaintiff in the consolidated cases.

Certain of defendants filed a motion to dismiss the breach of contract claim set forth in the Fourth Amended Complaint.  The Court of Chancery heard arguments on the motion to dismiss, but has not yet ruled.  Pacchia obtained leave to file a Fifth Amended Complaint, which adds additional color to his allegations of wrongdoing based on information learned in discovery, including with respect to the appointment and subsequent election of several of the directors to our Board.  For the most part, fact and expert discovery has been completed in the Pacchia matter, including the exchange of expert damage and other reports.  Pacchia’s expert’s reports allege damages to the Company in excess of $540 million and to the purported class in excess of $640 million, in addition to disgorgement claims, which could, in theory, exceed $1 billion.  Defendants’ experts’ reports maintain there are no damages to the Company or to the purported class because the Purchase Transaction and the Private Sale were the best transactions available to the parties and the alternate transactions hypothesized by the plaintiff were inferior.  Motion practice continues with respect to the definition of the purported class.  The trial in the Pacchia matter is scheduled to begin on December 8 and expected to conclude before the end of the year or soon thereafter.  The parties to the litigation and the Company’s D&O insurers have engaged in and anticipate continuing to engage in settlement discussions.

For the quarter ended September 30, 2014, we accrued a loss contingency in our consolidated financial statements in connection with this matter. The accrual relates to potential liabilities associated with legal fees, costs and expenses for services already received prior to the quarter’s end, where such fees, costs and expenses have not yet been paid at the quarter’s end, and the Company’s potential contribution toward the potential settlement of the matter.  Although the Company has D&O insurance in connection with the consolidated litigation in a total amount up to $200 million, various insurers have raised arguments that they believe give them the right to deny coverage for a portion of these fees, costs and expenses, as well as for all or a portion of the ultimate liability which may occur in settlement or at trial.  Under our Amended and Restated Certificate of Incorporation and certain agreements with members of our Board of Directors, the Company has indemnification obligations to the director defendants to advance fees, costs and expenses and to pay liabilities which arise in connection with their service to the Company, in each case, to the maximum extent permitted by Delaware law.  In light of these indemnification obligations and the positions currently taken by the parties and the various insurers, we determined that a liability is probable and estimable, and accordingly, an accrual was required.  Due to the inherent uncertainties of litigation, other potential outcomes are reasonably possible, including outcomes which are above the amount of the accrual. The Company believes the possibility that this lawsuit will have a material impact on the Company’s business, financial condition, results of operation or liquidity is remote. However, if this assessment is incorrect, then an unfavorable resolution of this lawsuit above the amount of the accrual could have a material adverse effect on the Company’s business, financial condition, results of operation or liquidity, particularly in the period in which any additional potential liabilities may be recognized.

We believe that the defendants have meritorious defenses.  If the Pacchia matter does not settle, then we believe the defendants intend to defend the lawsuit and other related cases vigorously at trial. However, these lawsuits and any other lawsuits are subject to inherent uncertainties and the actual outcome and costs will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and the Company could be forced to expend significant resources in the defense of these lawsuits and the Company and the defendants may not prevail.  The Company also may be subject to additional claims in connection with the Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business.

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

Date:  November 4, 2014

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number		Exhibit

3.1		Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed July 6, 2014).

3.2		Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed October 18, 2013).

10	.1*	Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10	.2*	Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10	.3*	Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

31.1		Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2014; and (vi) Notes to Condensed Consolidated Financial Statements.