Form 10-K
period 2014-12-31
Activision Blizzard, Inc.
filed 2015-02-26
CIK 718877

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2014 (based on the closing sale price as reported on the NASDAQ) was $11,836,863,883.

         The number of shares of the registrant's Common Stock outstanding at February 19, 2015 was 722,918,352.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2015 Annual Meeting of Shareholders which is expected to be held on June 3, 2015, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements relating to the outcome or impact of pending or threatened litigation; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plan," "plans," "believes," "may," "might," "expects," "intends," "intends as," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially from expectations stated in forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Report. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

        Activision Blizzard Inc.'s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Item 1.    BUSINESS

Overview

        Activision Blizzard, Inc. is a worldwide developer and publisher of online, personal computer ("PC"), video game console, handheld, mobile and tablet games. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We currently offer games that operate on the Microsoft Corporation ("Microsoft") Xbox One ("Xbox One") and Xbox 360 ("Xbox 360"), Nintendo Co. Ltd. ("Nintendo") Wii U ("Wii U") and Wii ("Wii"), and Sony Computer Entertainment Inc. ("Sony") PlayStation 4 ("PS4") and PlayStation 3 ("PS3") console systems (Xbox One, Wii U, and PS4 are collectively referred to as "next-generation"; Xbox 360, Wii, and PS3 are collectively referred to as "prior-generation"); the PC; the Nintendo 3DS, Nintendo Dual Screen and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

        Activision—Through Activision Publishing, Inc. ("Activision"), we are a leading international developer and publisher of interactive software products and content. Activision develops, markets and sells products through retail channels or digital downloads, which are principally based on our internally developed intellectual properties, as well as some licensed properties. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to "value" buyers seeking budget-priced software, in a variety of geographies. Activision continues to focus its efforts in the areas we believe have the most opportunity for growth and higher profitability, while reducing investments in areas we believe have less profit potential and limited growth opportunities. To that end, investments are focused on proven intellectual properties to develop deep, high-quality content that offers engaging online gaming experiences. One of Activision's leading franchises is Call of Duty®, which launched in 2003, and has been the best-selling Western interactive franchises since its launch, with approximately $11 billion of life-to-date revenues. In 2014, Activision released the latest installment in the franchise, Call of Duty: Advanced Warfare, which, in the fourth quarter of 2014, according to The NPD Group, GfK Chart-Track, and Activision Blizzard internal estimates, was the #1 best-selling video game release worldwide and #1 best-selling game on the next-generation PS4 and Xbox One console platforms. Activision is currently developing sequels and additional content to build on the continued success of the Call of Duty franchise. Further, in January 2015, we announced the public open beta in China of Call of Duty Online, a free-to-play game in which players are able to purchase or rent in-game items.

        Another leading franchise for Activision is Skylanders®, which launched in 2011 with the release of Skylanders Spyro's Adventure. Games in the Skylanders franchise combine the use of physical toys with digital interactive experiences to deliver innovative gameplay to our audience. In October 2014, we released Skylanders Trap Team, which allows players to trap villains from the game into physical traps.

        While focusing on proven intellectual properties is one of Activision's priorities, we also continue to make strategic investments in developing new intellectual properties that we believe have the potential for long-term growth and success. For example, on September 9, 2014, we released Destiny® and on December 9, 2014, we released The Dark Below, the first expansion pack for Destiny. Destiny is the result of our long-term alliance with Bungie to publish its game universe, and we expect to release additional content for Destiny in 2015.

        Blizzard—Blizzard Entertainment, Inc. ("Blizzard") is a development studio and publisher best known as the creator of the multiple award winning World of Warcraft®, Diablo®, StarCraft®, and Hearthstone®: Heroes of Warcraft™ franchises. Blizzard is the leading publisher of online subscription-based games in the massively multiplayer online role-playing game ("MMORPG") category. In addition, Blizzard maintains a proprietary online game-related service, Battle.net®, which facilitates the creation of user generated content, digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes, character boosts, and other character customizations within the World of Warcraft gameplay; retail sales of physical "boxed" products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo, StarCraft, and Hearthstone: Heroes of Warcraft products. Blizzard has released five expansion packs to the epic World of Warcraft franchise since 2004, with the newest release, World of Warcraft: Warlords of Draenor™, having been released in November 2014. Blizzard also released the first expansion pack to the action role-playing game Diablo III on the PC, Diablo III: Reaper of Souls™, in March 2014 and on certain consoles, Diablo III: Reaper of Souls—Ultimate Evil Edition™, in August 2014. In addition, Blizzard released Hearthstone: Heroes of Warcraft, a free-to-play digital collectible card game, on the PC in March 2014, on the iPad in April 2014, and on Android tablets in December 2014. In July 2014, Blizzard released Curse of Naxxramas™: A Hearthstone Adventure and in December 2014, Blizzard released Goblins vs Gnomes™, the first expansion for Hearthstone: Heroes of Warcraft. In January 2015, Blizzard began the closed beta test for Heroes of the Storm™, a free-to-play online team brawler featuring iconic heroes from Blizzard games.

        Revenues associated with the Call of Duty, World of Warcraft, and Skylanders franchises combined accounted for 67%, 80%, and 72% of our consolidated net revenues for the years ended December 31, 2014, 2013, and 2012, respectively.

        Distribution—The Activision Blizzard Distribution ("Distribution") business consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

The Business Combination and Share Repurchase

        Activision, Inc. was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992.

        On July 9, 2008, a business combination (the "Business Combination") by and among Activision, Inc., Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi , and Vivendi Games, Inc., a wholly-owned subsidiary of VGAC LLC, was consummated. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. and Vivendi became a majority shareholder of Activision Blizzard. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol "ATVI."

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into on July 25, 2013, with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC (together with ASAC, the "ASAC Entities"). Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

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

        On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering. Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds. Vivendi currently owns approximately 41 million shares of our common stock.

        As of December 31, 2014, we had 722 million shares of common stock issued and outstanding. At that date, (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock, (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock, and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock.

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

        Grow Through Continued Strategic Acquisitions and Alliances.    We intend to continue to evaluate the expansion of our resources, the geographic reach of our products, and our intellectual properties library through acquisitions, strategic relationships, and key licensing transactions. We will also continue to invest in, and build on, existing alliances and relationships. In addition, we will continue to evaluate opportunities to increase our proven development expertise through the acquisition of, or investment in, selected experienced software development firms.

        Focus on Delivery of Digital Content and Online Services.    We continue to shift towards digital delivery of content and to establish and develop direct and long-term relationships with our gamers. We will also continue to support, maintain and enhance the online communities for our games and franchises, such as the World of Warcraft and Call of Duty online communities. We believe that focusing our efforts on online product innovations, such as additional online content, services and social connectivity, provides lasting value to our global communities of players. In addition, we are expanding into new business models for the digital delivery of content, including offering free-to-play games with monetization through in-game microtransactions, as well as increasing our presence on new digital platforms, such as mobile and tablet devices.

Competition

        We compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies, as well as with providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment, music and other consumer products.

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

        We compete primarily with other publishers of PC, online and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Nintendo, and Sony, compete directly with us in the development of software titles for their respective platforms. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet. Further, we compete with publishers of mobile games, who may be narrowly focused on publishing games for mobile and tablet devices. Lastly, with our Skylanders franchise and its toys and accessories, we compete indirectly with companies who sell toys to our target consumers for this franchise. We expect new competitors to continue to emerge in the "toys to life", MMORPG, free-to-play and other microtransaction-based game categories.

Employees

        At December 31, 2014, we had approximately 6,800 total full-time and part-time employees. At December 31, 2014, approximately 110 of our full-time employees were subject to fixed-term employment agreements with us. These agreements generally commit the employee and the Company to employment terms of between one and five years from the commencement of the agreement. Most of our employees who are subject to these agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. In our experience, entering into employment agreements with these employees reduces our turnover during the development, production and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities. Some employees outside of the United States ("U.S.") are also party to employment agreements that do not specify a fixed term.

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

        We develop some of our products from wholly-owned intellectual properties that we create within our own studios. We also acquire the rights to include proprietary intellectual property in our products through acquisitions. In addition, we obtain intellectual property through licenses and service agreements. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles, as well as handheld, mobile and tablet platforms, include technology that is owned by the console or wireless device manufacturer, and is licensed non-exclusively to us for use. We also license technology from providers other than console manufacturers. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

        We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to the software code in our products. Moreover, we own or license the brand or title name trademark under which our products are marketed. We register copyrights, trademarks and patents in the U.S. and in other countries as appropriate.

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

Significant Customers

        We did not have any single customer that accounted for 10% or more of our consolidated net revenues for the years ended December 31, 2014 or 2013. We had one customer, GameStop, that accounted for approximately 10% of our consolidated net revenues for the year ended December 31, 2012. We had one customer, Wal-Mart, that accounted for 11% and 24% of consolidated gross receivables at December 31, 2014 and 2013, respectively.

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

Activision—Business Overview

Strategy

        Create, Acquire and Maintain Strong Franchises.    Activision focuses on development and publishing activities, principally for products and content that are, or have the potential to become, franchises with sustainable mass consumer appeal and recognition. It is our experience that these products and content can then serve as the basis for sequels, prequels and related new products and content that can be released over an extended period of time. We believe that the publishing and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. Our successful intellectual properties include the Call of Duty and Skylanders franchises, and we intend to continue development of owned franchises in the future. We also have an exclusive 10-year alliance with Bungie, a developer of successful game franchises, for Destiny, which was released on September 9, 2014.

        Execute Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop high-quality games that will generate high unit volume sales. Our publishing units have implemented a formal control process for the selection, development, production and quality assurance of our products. We apply this process, which we refer to as the "Greenlight Process," to all of our products, whether they are externally or internally developed. The Greenlight Process includes regular in-depth reviews of each project at important stages of development by a team that includes many of our highest-ranking operating managers and enables coordination among our sales, marketing and development staff at each step in the process.

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

        In addition, we create and distribute products for emerging and rapidly growing online-enabled platforms, such as Xbox Live and PlayStation Network, among others, where we support in-game integration and bring together online experience and gameplay for our consumers. We typically offer our products for use on multiple platforms to reduce the risks associated with any single platform, spread our costs over a larger installed hardware base, and increase unit sales. We intend to continue to offer both online and packaged software and games with localized content in different geographies.

Products

        In recent years, Activision has been best known for its success in the first-person action category from its internally-developed intellectual property, Call of Duty. The Call of Duty franchise has achieved approximately $11 billion life-to-date revenues and has an active global community of millions of players. Our latest release, Call of Duty: Advanced Warfare, was released on November 4, 2014, and, was the #1 best-selling video game release worldwide and #1 title on the next-generation PS4 and Xbox One console platforms in 2014, according to The NPD Group, GfK Chart-Track, and our internal estimates. In January 2015, Activision launched a public open beta in China for Call of Duty Online, a free-to-play game in which players are able to purchase or rent in-game items.

        On October 5, 2014, Activision launched Skylanders Trap Team, the fourth title in our Skylanders franchise, an internally-developed intellectual property that combines the use of physical toys with video games to deliver innovative gameplay experiences to our audience. Specifically, the games in the Skylanders franchise involve "smart toys" consisting of action figures and accessories and an electronic "portal" which, when used with a figure or accessory, allows a player to store and access information about his or her performance in the game. We sell the toys and accessories both bundled with the software for the titles and on a stand-alone basis. Skylanders Trap Team continues with the innovative "toys to life" concept by allowing players to physically "trap" villains in the game. According to The NPD Group, GfK Chart-Track, and our internal estimates, including toys and accessories, for the third consecutive year, Skylanders was the #1 kids video game franchise of the year in the U.S., and globally and in 2014, Skylanders outsold all action figure lines globally.

        On September 9, 2014, Activision released Bungie's Destiny, an online universe of first-person action gameplay which we have called the world's first "shared-world shooter". According to The NPD Group, GfK Chart-Track, and our internal estimates, including toys and accessories, in 2014, Destiny was the #1 top-selling new video game IP and was the #3 top selling new release of the year in North America and Europe combined. The first expansion pack for Destiny, The Dark Below, containing all-new maps, missions, gear, weapons and raids, was released on December 9, 2014.

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

        In consideration for the services that external third-party developers provide, the developers can sometimes receive a royalty, which is generally based on net sales or operating income of the developed products. Typically, developers also receive an advance, which Activision recoups from the royalties otherwise payable to the developers. The advance generally is paid in "milestone" stages. The payment at each stage is tied to the completion and delivery of a detailed performance milestone. Working with external developers allows us to reduce our fixed development costs, share development risks with the third-party developers, take advantage of the third-party developers' expertise in connection with certain categories of products or certain platforms, and gain access to proprietary development technologies.

        In April 2010, Activision entered into a long-term exclusive relationship with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe, Destiny, to market. Under the terms of the agreement, Activision will have exclusive, worldwide rights to publish and distribute all future Bungie games based on Destiny on multiple platforms and devices over a ten-year period from the first release of the franchise. Activision released Destiny in September 2014.

        Activision provides various forms of product support to both our internally and externally developed titles. Activision 's central technology and development teams review, assess and provide support to products throughout their milestone development phases. Quality assurance personnel are also involved throughout the development and production of each title published. Activision subjects all such products to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our products after release, Activision generally provides 24-hour online access to customer service representatives, as well as live telephone operators who answer the help lines during regular business hours.

Marketing, Sales, and Distribution

        Activision's marketing efforts include activities on the Internet (including on Facebook, Twitter, YouTube and other online social networks and websites), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by Microsoft, Nintendo, and Sony. From time to time, we also receive marketing support from hardware manufacturers, mass appeal consumer products related to a game, and retailers in connection with their own promotional efforts. In addition, many of our products contain software that enables customers to "electronically register" with us online, which then allows us to connect with our gamers directly.

        We believe that our strong proven franchises and genres generate a loyal and devoted customer base that continues to engage with our franchise and purchase additional content as a result of their dedication to the franchise and satisfaction from previous product purchases. We therefore market this additional content, including sequels, expansion packs and downloadable content toward the established customer base as well as to broader audiences. In addition, we believe that we derive benefits for our licensed properties from the marketing and promotional activities undertaken by the underlying intellectual property owners, in addition to our own marketing efforts.

        North American Retail Sales and Distribution.    Our products are available for sale or rental in thousands of retail outlets in North America. Our North American retail customers include, among others, Amazon, Best Buy, GameStop, Target, Toys "R" Us and Wal-Mart.

        In the U.S. and Canada, our products are often sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores, as well to consumers through direct digital purchases. We believe that a direct relationship with retailers results in more effective inventory management, merchandising and communications than would be possible through indirect relationships. We have implemented electronic data interchange linkages with many of our retailers to facilitate the placing and shipping of orders. We also sell our products to a limited number of distributors.

        International Retail Sales and Distribution.    Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in the United Kingdom ("U.K."), Germany, France, Italy, Spain, Norway, the Netherlands, Sweden, Australia and Ireland. We often seek to maximize our worldwide revenues and profits by releasing high-quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

        Digital Distribution.    Online and digital distribution channels are continuing to grow and comprise a significant part of our business. Most of our products and content are sold in a digital format, which allows consumers to purchase and download the content at their convenience directly to their PC, console system, or handheld, mobile or tablet device. We partner with digital distributors to utilize this growing method of distribution. We also make downloadable content available to our customers to enhance their gaming experience through the digital online services mainly provided by Microsoft and Sony. In addition, we are exploring new business models involving digital distribution, including offering free-to-play games with monetization through in-game microtransactions.

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

        Expand our Intellectual Properties and Franchises into New Game Categories and Platforms.    Blizzard plans to maintain and build upon its intellectual properties and franchises by developing new content and games under new business models, such as free-to-play, and on new platforms, such as console and mobile platforms. By leveraging its existing intellectual properties and franchises and offering new content, game play and platform options, Blizzard expects to continue to expand its Battle.net community and attract new customers.

Products

        World of Warcraft, the leading subscription-based MMORPG, was initially launched in November 2004 and today is available in many countries and regions including Argentina, Australia, Brazil, Canada, Chile, China, Europe (including Russia), Mexico, New Zealand, South Korea, Southeast Asia, the U.S., and the regions of Hong Kong, Macau and Taiwan. As of December 31, 2014, over 10 million gamers worldwide were subscribed* to play Blizzard's World of Warcraft. World of Warcraft is available in multiple languages and has earned awards and praise from publications around the world. Since the first release of World of Warcraft, Blizzard has launched five expansion packs in all regions in which the game is supported. Those expansion packs are World of Warcraft: The Burning Crusade®, which was first available in January 2007, World of Warcraft: Wrath of the Lich King®, which was first available in November 2008, World of Warcraft: Cataclysm®, which was first available in December 2010, World of Warcraft: Mists of Pandaria®, which was first available in September 2012, and the newest expansion, World of Warcraft: Warlords of Draenor, which was released in November 2014.

        In May 2012, Blizzard released Diablo III for the PC at retail and through digital distribution channels in Argentina, Australia, Brazil, Canada, Chile, Europe (including Russia), Mexico, New Zealand, South Korea, Southeast Asia, the U.S., and the regions of Hong Kong, Macau, and Taiwan. In September 2013, Blizzard released Diablo III for the PS3 and Xbox 360 platforms. Blizzard released the

*
World of Warcraft subscribers include individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, as well as those who have purchased the game and are within their free month of access. Internet Game Room players who have accessed the game over the last thirty days are also counted as subscribers. The above definition excludes all players under free promotional subscriptions, expired or cancelled subscriptions, and expired prepaid cards. Subscribers in licensees' territories are defined along the same rules.

first expansion pack to Diablo III, on the PC, Diablo III: Reaper of Souls, in March 2014 and on certain consoles, Diablo III: Reaper of Souls—Ultimate Evil Edition, in August 2014.

        In July 2010, Blizzard launched the sequel to StarCraft, StarCraft II: Wings of Liberty®, simultaneously around the world, including Argentina, Australia, Brazil, Chile, Europe (including Russia), Indonesia, Malaysia, New Zealand, North America, the Philippines, Singapore, South Korea, Thailand, and the regions of Hong Kong, Macau and Taiwan. In March 2013, Blizzard released the first expansion pack to StarCraft II, StarCraft II: Heart of the Swarm®.

        Blizzard released Hearthstone: Heroes of Warcraft, a free-to-play digital collectible card game, on the PC in March 2014, and on the iPad and Android tablets later in 2014. In July 2014, Blizzard released Curse of Naxxramas: A Hearthstone Adventure. The first Hearthstone: Heroes of Warcraft expansion pack, Goblins vs Gnomes, was released on December 8, 2014.

        Additionally, Blizzard maintains an online gaming service, Battle.net. Battle.net facilitates the creation of user generated content, digital distribution and online social connectivity across all Blizzard games.

        In January 2015, Blizzard started closed beta testing for Heroes of the Storm, a new free-to-play online hero brawler.

Product Development and Support

        As a development studio and the creator and publisher of the World of Warcraft, Diablo, StarCraft, and Hearthstone: Heroes of Warcraft franchises, Blizzard focuses on creating well-designed, high-quality games. Product development is handled internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain its current subscribers and attract new subscribers, Blizzard continues to develop new expansions and patches to upgrade World of Warcraft. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; San Francisco, California; Paris, France; Cork, Ireland; Seoul, South Korea; Singapore; Shanghai, China; and Taipei, Taiwan to provide 24/7 game support to players of World of Warcraft and other Blizzard games in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

Marketing, Sales, and Distribution

        Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services such as realm transfers, faction changes, character boost, and other character customizations within World of Warcraft gameplay; retail sales of physical "boxed" products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related party companies that distribute World of Warcraft, Diablo, StarCraft, and Hearthstone: Heroes of Warcraft products. Many of our services and products are digitally enabled, which allows us to take advantage of these rapidly growing channels and to reinforce Blizzard's long-term relationships with its gamers. In addition, Blizzard operates the online game service, Battle.net, which attracts millions of active players, making it one of the largest online game-related services in the world. Battle.net powers games in the World of Warcraft, Diablo, StarCraft, and Hearthstone: Heroes of Warcraft franchises, and is expected to power future releases. The service offers players advanced communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of what Blizzard game they are playing.

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

Additional Financial Information

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding operating segments and geographic areas. See the Critical Accounting Policies section under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our practices with regard to several working capital items, such as rights of returns, and inventory practices. See the Management's Overview of Business Trends under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of seasonality on our business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding product development expense during the past three years.

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

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately high percentage of our profits. For example, our three largest franchises in 2014—Call of Duty, World of Warcraft and Skylanders—accounted for approximately 67% of our net revenues, and a significantly higher percentage of our operating income, for the year. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business.

If we do not consistently deliver high-quality titles, or if consumers prefer competing products, our sales could suffer.

        While many new products are regularly introduced in our industry, increasingly only a relatively small number of titles account for a significant portion of net revenues, and an even greater portion of net profit. It is difficult to produce high-quality products and to predict, prior to production and distribution, what products will be well-received, even if they are well-reviewed, high-quality titles. Competitors often develop titles that imitate or compete with our best-selling titles, and take sales away from them or reduce our ability to charge the same prices we have historically charged for those titles. Products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Consumers may lose interest in a genre of games we produce. If we do not continue to develop consistently high-quality and well-received products, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues, margins and profitability could decline. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received titles typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other titles, reducing sales for those other titles. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could harm our reputation and increase the likelihood that our future products will not be well-received.

We have taken on significant debt, which could adversely affect our business, cash flows, financial condition or results of operations.

        In connection with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility (the "Term Loan") and a $250 million secured revolving credit facility (the "Revolver") and issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the 2021 Notes, the "Notes"). Historically, the Company has maintained extremely low levels of debt. The increased debt burden could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged.

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

Our financial performance is partly driven by the success of our Call of Duty franchise in the first-person action game category.

        Activision Blizzard is a leading global developer, publisher and distributor in terms of revenues in the first-person action game category, primarily due to the popularity of Activision's Call of Duty franchise. Revenues from the Call of Duty franchise comprise a significant portion of our consolidated revenues. To remain a leader in the first-person action game category, it is important that we continue to develop new games in the Call of Duty franchise that are favorably received by both our existing consumer base and new consumers. A number of software publishers have developed and commercialized, or are currently developing, first-person action games which pose a threat to the popularity of Call of Duty, and we expect new competitors to continue to emerge in the first-person action category. If consumer demand for Call of Duty games declines and we have not introduced new first-person action games or added other sources of revenue, or if consumer preferences trend away from first-person action games, it could negatively impact our business.

Our financial performance is partly driven by the success of our World of Warcraft franchise in the subscription-based massively multiplayer online role-playing game category.

        Blizzard is the leading global developer, publisher and distributor in terms of subscriber base and revenues in the subscription-based MMORPG category, due to the popularity of Blizzard's World of Warcraft franchise. To maintain its leadership position, it is important that Blizzard continues to refresh World of Warcraft in a way that is favorably received by both our existing consumer base and new consumers. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet which pose a threat to the popularity of World of Warcraft, and we expect new competitors to continue to emerge in the MMORPG and other similar competing categories.

        A substantial portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. In connection with the release of the large-scale expansion World of Warcraft: Warlords of Draenor in November 2014, the number of subscribes reached approximately 10 million at December 31, 2014 as compared to 7.8 million at December 31, 2013. However, we anticipate downward pressure on the number of subscribers in 2015, as we have seen historically in the year following the release of a large scale expansion. A significant decrease in the number of overall subscribers for World of Warcraft could substantially harm our operating results. If consumer demand for World of Warcraft games declines and we do not add other sources of revenue, or if new technologies, play patterns or genres are developed that replace MMORPGs, consumer preferences trend away from MMORPGs or new business models that offer MMORPG gameplay for free or at a substantial discount to current MMORPG subscription fees become widely accepted, it may negatively impact our business.

Sales of titles in our Skylanders franchise may be affected by the availability of toys, increasing our exposure to imbalances between projected and actual demand.

        Titles in our Skylanders franchise involve "smart toys," consisting of action figures and accessories, along with an electronic "portal," which, when used with a figure or accessory, allows a player to store and access information about his or her performance in the game. We sell the action figures and accessories both bundled with the software for the title and on a stand-alone basis. Consumers may not want to buy the related software if they cannot also buy the "smart toys" or accessories. If we underestimate demand or otherwise are unable to produce sufficient quantities of toys or accessories of an acceptable quality or allocate too few toys or accessories to geographic markets where demand exceeds supply, we will forego revenues. This may also create greater opportunities for competitors to develop competitive product offerings. In addition, if we overestimate demand and make too many toys or accessories, or allocate too many toys or accessories to geographic markets where there is insufficient demand, we may incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. In either case, unsound toy and accessory manufacturing or allocation decisions may negatively impact our business.

The importance to our business of the "smart toys" related to our Skylanders franchise exposes us to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity and increases in manufacturing and shipping costs.

        The majority of the manufacturers of the "smart toys" involved in our Skylanders franchise are located in China. Anything that impacts our ability to import these products or the ability of those manufacturers to produce or otherwise supply us with toys meeting our quality and safety standards or increases the manufacturers' costs of production may adversely impact our ability to supply those toys to the market and the prices we must pay for those toys. Examples of such impacts include: the utilization of any such manufacturer's capacity by another company, changes in safety, environmental or other regulations applicable to the toys and the manufacturing thereof, natural or manmade disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China. Moreover, the failure of those manufacturers to consistently deliver action figures and portals meeting the quality and safety standards we require could negatively impact our business.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

        Nintendo introduced its next-generation console, the Wii U, in 2012, and Sony and Microsoft each launched its next-generation console—the PS4 and Xbox One, respectively—in November 2013. We are developing and publishing games for these next-generation console systems. When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for prior console platforms in anticipation of purchasing a new platform and products for that platform. During these periods, sales of the game console entertainment software products we publish may decline until new platforms achieve wide consumer acceptance. Platform transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the new console platforms. Conversely, actions we take to curtail the reduction of purchases of products for prior console platforms during the transition may harm sales of products we publish for prior-generation platforms. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next-generation platforms, which may not generate immediate or near-term revenues. As a result, our business and operating results may be more volatile and difficult to predict during platform transitions than during other times.

Our business is highly dependent on the success, timely release and availability of new video game platforms and on the continued availability of, and support for, existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenues from the sale of products for play on video game platforms manufactured by third parties, such as Microsoft's Xbox One and Xbox 360, Nintendo's Wii U and Wii, and Sony's PS4 and PS3. For example, sales of products for consoles accounted for 49% of our consolidated net revenues in 2014. The success of our business is driven in large part by our ability to accurately predict which platforms will be successful in the marketplace, our ability to develop commercially successful products for these platforms, the availability of an adequate supply of these video game platforms and the continued support for these platforms by their manufacturers. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform.

We must make significant expenditures to develop products for new platforms that may not be successful.

        We must make substantial product development and other investments in a particular platform well in advance of introduction of the platform and may be required to realign our product portfolio and development efforts in response to market changes. Furthermore, development costs for new console platforms are greater than those costs for the then-current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the platforms for which we develop new software products or modify existing products do not attain significant market penetration, we may not be able to recover our development costs, which could be significant.

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

        The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Microsoft, Nintendo or Sony could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could negatively impact our business.

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and, in large part, establish the financial terms and/or pricing on which these products and services are offered to consumers. Currently, Microsoft provides online capabilities for the Xbox One and Xbox 360, Nintendo provides online capabilities for the Wii U and Wii, and Sony provides online capabilities for the PS4 and PS3. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. The failure or refusal of licensors to approve our products could negatively impact our business.

We must negotiate with platform licensors to agree upon the royalty rates and other fees that must be paid to publish games for their platforms or distribute games on their networks, and therefore they can have significant influence on our costs.

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. The platform license agreements we enter into with those manufacturers specify the fee and/or price that we must pay in order to publish games for that platform. Similarly, the platform licensors control the retail pricing for games and additional content purchased over their networks. The control that platform licensors have over the fee structures and/or pricing for their platforms and online networks could impact the volume of purchases of our products made over their network and our profitability. It is also possible that platform licensors will not renew our existing licenses. Any increase in fee structures and/or pricing, or nonrenewal of licenses, could have a negative impact on our business, particularly for Activision, as the publishing of products for console systems is the largest portion of Activision's business.

        Outside of fee arrangements, our agreement with a manufacturer typically gives it significant control over other aspects of the distribution of our products and services that we develop for that manufacturer's game platform. If the manufacturer establishes terms that restrict our offerings on its platform, or significantly impact the financial terms on which these products or services are offered to our customers, we may be unable to distribute our products or be forced to do so on a materially worse financial or business terms.

If we do not continue to attract and retain skilled personnel, we will be unable to effectively conduct our business.

        One of our most essential assets is our employees and, as such, our success depends to a significant extent on our ability to identify, hire, retain and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create and sell the high-quality, well-received titles upon which our business is substantially dependent. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, it could have a negative impact on our business.

Our reputation with consumers is critical to our success. Negative consumer perceptions about our brands, games, services and/or business practices may damage our business and any costs incurred in addressing consumer concerns may increase our operating expenses.

        Individual consumers form our ultimate customer base, and consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services and/or business practices for a wide variety of reasons. These negative consumer reactions may not be foreseeable or within our control to manage effectively. Actions we take to address consumer concerns may be costly and, in any case, may not be successful. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be damaging to our reputation. Any of these may have a negative impact on our business.

If our games and services do not function as consumers expect, it may have a negative impact on our business.

        If our games and services do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features, like World of Warcraft games, Call of Duty games, Destiny and Hearthstone: Heroes of Warcraft, because they involve ongoing consumer expectations, which we may not be able to successfully satisfy. If our games and services do not function as consumers expect, it may negatively impact our business.

The future success of our business depends on our ability to release popular products in a timely manner.

        The life of any given console or handheld game product is relatively short and generally involves a relatively high level of sales during the first few months after the product's introduction, followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our revenues and reputation and could cause our results of operations to be materially different from expectations. It is therefore important for us to continue to develop many high-quality new products that are popularly received and to release those products in a timely manner. If we are unable to continue to do so, it may negatively impact our business.

If we are unable to sustain traditional pricing levels for our titles, our business, financial condition, results of operations, profitability, cash flows or liquidity could suffer materially.

        If we are unable to sustain traditional pricing levels for our titles, whether due to competitive pressure, because retailers elect to price these products at a lower price or otherwise, it could have a negative impact on our business. Further, we make provisions for retail inventory price protection based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, it could similarly have a negative impact on our business.

If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with that development, it may negatively impact our business.

        Our business models are evolving and we believe that our growth will depend, in part, upon our ability to successfully develop and sell new types of products, including free-to-play games which are monetized through in-game microtransactions rather than an up-front fee, and to otherwise expand the methods by which we reach our consumers, including via digital distribution. Developing new products and distribution channels requires substantial up-front expenditures. Further, forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. If such products or distribution channels do not achieve expected acceptance or generate sufficient revenues upon introduction, whether because of competition or otherwise, we may not recover the cost of our investments in developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels. In addition, expanding our business models will add complexity to our business and require us to effectively adapt our business and management processes to address the unique challenges and different requirements of any new areas in which we operate, which we may not be able to do, for lack of institutional expertise or otherwise.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our new resources among, emerging technologies and business models, our business may be negatively impacted.

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products to emerging technologies, delivery platforms and business models in order to stay competitive. When we choose to incorporate a new technology into a product or to develop a product for a new platform, operating system or media format, we often are required to make a substantial investment prior to the introduction of the product. If we invest in the development of interactive entertainment products incorporating a new technology or for a new platform that does not achieve significant commercial success, our revenues from those products likely will be lower than we anticipated and may not cover our development costs. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both. If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms, or otherwise elect not to pursue a new business model, that achieves significant commercial success, it may have adverse consequences. It may take significant time and resources to shift product development resources to that technology, platform or business model, as the case may be, and may be more difficult to compete against existing products incorporating that technology or for that platform or against companies using that business model. For example, digital content delivery is increasingly important in our industry, requiring us to develop or acquire the expertise in such delivery method needed to remain competitive. Any failure to successfully adapt to, and appropriately allocate resources among, emerging technologies could negatively impact our business.

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

        The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, continues to increase. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for the emerging mobile platform, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. Shifting to digital delivery of our products also requires us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. If any of this occurs, it could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers and distributors, giving rise to the same material adverse effects.

The increasing prevalence of free-to-play games exposes us to risks from that business model.

        We expect that the portion of the total revenues of the interactive entertainment industry, and of our revenues, generated by free-to-play entertainment products, which are monetized through in-game microtransactions rather than an up-front fee, will continue to increase. We may invest in the development of free-to-play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Even if our free-to-play games are initially well-received, we may not be able to generate or sustain consumer engagement sufficient to generate significant revenues, if any, through in-game microtransactions. Publishing free-to-play games also requires us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. In addition, a continuing shift to free-to-play games could result in a deprioritization of our products by traditional retailers and distributors.

If we are unable to successfully develop or market owned intellectual property, we may publish fewer successful titles and our revenues may decline.

        Some of our products are based on intellectual property that we have developed internally or acquired from third parties. Consumers have historically preferred titles which are part of established franchises to titles based on new intellectual property. If a new intellectual property does not gain consumer acceptance, whether because we are unable to successfully create consumer appeal and brand recognition or for other reasons, our business could be negatively impacted. Further, if the popularity of our owned intellectual property declines, we may have to write off the unrecovered portion of the underlying intellectual property assets and revenues and operating income from these intellectual properties may decline quickly, either of which could negatively impact our business.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        Within the interactive entertainment industry, we compete with other publishers of interactive entertainment software developed for use on the PC, video game consoles and handheld, mobile and tablet devices or social networking sites, both within the United States and, increasingly, in international jurisdictions. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have. For example, integrated video game console hardware and software companies such as Microsoft, Nintendo and Sony, compete directly with us in the development of software titles for their respective platforms. A relatively small number of titles account for a significant portion of net revenues, and an even greater portion of net profit, in the interactive entertainment industry, and the availability of significant financial resources is a major competitive factor in the production of high-quality products and in the marketing of products that are ultimately well-received. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties as well as adopt more aggressive pricing policies to develop more commercially successful products for the PC or video game platforms than we do. In addition, competitors with large product lines and popular titles typically have greater leverage with retailers, distributors and other customers, who may be willing to promote titles with less consumer appeal in return for access to those competitors' more popular titles.

        Increased consumer acceptance and availability of interactive entertainment developed for use by consumers on handheld, mobile and tablet devices or social networking sites or other online games, consumer acceptance and availability of technology which allows users to play games on televisions without consoles, or technological advances in online game software or the Internet could result in a decline in sales of our platform-based software.

        Additionally, we compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services such as social networking sites by consumers may pose a competitive threat if consumers and potential consumers spend less of their available time using interactive entertainment software and more using the Internet, including those online services. Further, it is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to the competitive pressures described herein could negatively impact our business.

The development of high-quality products requires substantial up-front expenditures, and we may not be able to recover those costs for our future products.

        Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful titles remain popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to existing products. The amount of lead time and cost involved in the development of high-quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that we accurately predict consumer demand for such product. If our future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial development and marketing costs associated with those products.

We may overestimate demand for a product, incurring unrecoverable manufacturing costs.

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform, regardless of whether that product is sold. If we overestimate demand and make too many physical "boxed" copies of any title, we will incur unrecoverable manufacturing costs for unsold units.

We are exposed to seasonality in the sale of our products.

        The interactive entertainment industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season in the fourth quarter of the year. As a result, our sales have historically been highest during the second half of the year, particularly for our Activision segment. Receivables and credit risk are likewise higher during the second half of the year, as retailers increase their purchases of our products in anticipation of the holiday season. Delays in development, licensor approvals or manufacturing can affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season.

If our proprietary online game service, Battle.net, does not function properly, our business may be negatively impacted.

        If Blizzard's proprietary online game service, Battle.net, does not function as anticipated, Blizzard's games may be completely unavailable or Blizzard may be prevented from delivering content digitally, which could result in a loss of sales for Blizzard's games. Further, any disruption in Battle.net's services could negatively impact our business.

We depend on servers to operate our games with online features, such as World of Warcraft, Call of Duty, Destiny and Hearthstone: Heroes of Warcraft, as well as Battle.net, our digital service with online features. If we were to lose server functionality, for any reason, our business could suffer.

        Our business relies on the continuous operation of data servers. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely interrupt the operation of World of Warcraft or Hearthstone: Heroes of Warcraft or degrade or interrupt the functionality of other games of ours with online features, such as Call of Duty games and Destiny, and could result in the loss of sales for such games (including subscription-based sales for World of Warcraft). An extended interruption of service could negatively impact our business.

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

        In addition, we rely on the networks operated by third parties, such as Xbox Live and the PlayStation Network, for the sale and digital delivery of our downloadable content. In the event the efficient operation and functionality of these third-party networks is interrupted, it could have a negative impact on the timing or level of our sales through digital delivery.

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

        To secure access to such resources, we have entered into arrangements with several providers to secure future capacity, some of which involve long-term contracts. If the price of such resource were to decrease, our contractual commitments to pay higher prices could affect our ability to compete with other publishers of interactive software products paying lower prices. Further, because we purchase additional capacity based on anticipated growth, our capacity is sometimes larger than necessary to sustain our existing needs. If our projected online business growth is delayed or does not occur, we will incur larger expenses for such resources than necessary. Conversely, if we underestimate the amount of bandwidth that our online business requires, and our purchased capacity is insufficient to meet demand, our business may be negatively impacted.

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

        We are currently subject to various claims in connection with the Purchase Transaction and Private Sale, and in the future may be subject to additional claims related thereto. The currently asserted claims are covered by a proposed settlement, which remains subject to approval by the Delaware Court of Chancery. Such proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with litigation and, although coverage may be available under relevant insurance policies, coverage could be denied or prove to be insufficient. Under our Amended and Restated Certificate of Incorporation and the indemnification agreements that we have entered into with our officers and directors, the Company may be required in certain circumstances to indemnify and advance expenses to them in connection with their participation in proceedings arising out of their service to us. There can be no assurance that any of these payments will not be material. Although unlikely, a decision adverse to the Company on these actions could also result in the reformation of the Stockholders Agreement (as described in further detail under "Legal Proceedings").

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers have increasingly become subject to infringement claims. Further, many of our products are highly realistic and feature materials that are based on real world things or people, which may also be the subject of intellectual property infringement claims of others, including right of publicity claims. In addition, our products often utilize complex, cutting-edge technology that may become subject to emerging intellectual property rights of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement, particularly since there are an increasing number of companies that focus their efforts exclusively on enforcing their patent rights.

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

Issues with Skylanders toys and accessories may lead to product liability, personal injury or property damage claims, recalls, replacements of products, or regulatory actions by governmental authorities.

        We may experience issues with Skylanders toys and accessories that may lead to product liability, personal injury or property damage claims, recalls, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, decreased willingness by our customers to purchase or by our partners to provide marketing support for those products, denial or increased cost for insurance coverage, or additional safety and testing requirements. Such results could divert development and management resources and increase legal fees and other costs, and otherwise could negatively impact our business.

Our products may be subject to legal claims.

        In prior years, lawsuits have been filed against numerous interactive entertainment companies, including against Activision Blizzard, by the families of victims of violence, alleging that interactive entertainment products influence the behavior of the perpetrators of such violence. These lawsuits have been dismissed, but similar additional lawsuits may be filed in the future. Although our general liability insurance carrier has agreed to defend lawsuits of this nature with respect to the prior lawsuits, it is uncertain whether insurance carriers would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. Further, any such lawsuit could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, or decreased willingness by our customers to purchase or by our partners to provide marketing support for those products. Such results could divert development and management resources, increase legal fees and other costs and have other negative impacts on our business.

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. We may also face legal risks arising out of user-generated content.

        We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark and trade secret laws and employee and third-party nondisclosure agreements, to protect our proprietary rights. We own or license various copyrights, patents, trademarks and trade secrets. We are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could negatively impact our business.

        Policing unauthorized sale, distribution and use of our products is difficult, and software piracy (including online piracy) is a persistent problem for us. Further, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized sale, distribution and use of our products more difficult and to otherwise enforce and police our rights, as do the manufacturers of consoles and the operators of other platforms on which many of our games are played, our efforts and the efforts of the console manufacturers and platform operators may not be successful in controlling the piracy of our products in all instances. The proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the refusal of Internet service providers to remove infringing content in certain instances, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks, and the widespread proliferation of Internet cafes using pirated copies of our products all have contributed to an expansion in piracy.

        We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies.

We rely on external developers to develop some of our software products.

        We rely on external software developers to develop some of our software products. Because we depend on these developers, we are subject to the following risks:

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

        Increased competition for skilled third-party software developers also has compelled us to agree to make significant advance payments on royalties to game developers. If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write-off unrecovered portions of these payments, which could negatively impact our business. Typically, we pay developers a royalty based on a percentage of net revenues from product sales, less agreed upon deductions, but from time to time, we have agreed to pay developers fixed per unit product royalties after royalty advances are fully recouped. To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, it could negatively impact our business.

Our sales may decline substantially without warning and in a brief period of time because a substantial portion of our sales are made to a relatively small number of key customers and because we do not have long-term contracts for the sale of our products.

        In the United States and Canada, our "boxed" products are often sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. Our "boxed" products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments, and our retail customers and distributors have generally been reducing the levels of inventory they are willing to carry. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could have adverse consequences. The concentration of sales in a small number of large customers also makes us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. In addition, having such a large portion of our total net revenues concentrated in a few customers reduces our negotiating leverage with these customers.

Our business may be harmed if our distributors, retailers, development and licensing partners, or other parties with which we do business become unable to honor their existing financial obligations to us or seek protection under the bankruptcy laws.

        Some of our business partners are highly-leveraged or small businesses that may be particularly vulnerable to difficult economic conditions. As a result of current economic conditions in some parts of the world, we are subject to heightened counterparty risks, including the risks that our business partners may default on their obligations to us or seek protection under the bankruptcy laws.

        For example, retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. We typically make sales to most retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history, as well as prevailing terms with similarly situated customers and whether sufficient credit insurance can be obtained. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insolvency risk insurance to protect against a customer's bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. Further, the insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable. A payment default by, or the insolvency or business failure of, a significant business partner could negatively impact our business.

Our business may be harmed if our distributors, retailers, development and licensing partners, or other parties with which we do business act in ways that place our brand at risk.

        The actions of our business partners may put our business and our reputation at risk. In many cases, these third parties are given access to sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, or the failure of third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations, and may impact the perception of our titles or our business reputation and brand value.

Our business is subject to the risks and uncertainties of international trade.

        We conduct business throughout the world, and we derive a substantial amount of revenues and profits from international trade, particularly from Europe, Asia and Australia. We expect that international sales will continue to account for a significant portion of our total revenues and profits in the future and, moreover, that sales in emerging markets in Asia and elsewhere will be an increasingly important part of our international sales.

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

        A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, including China in particular, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. For instance, to operate in China, World of Warcraft, Hearthstone: Heroes of Warcraft, StarCraft II, Call of Duty Online and all other games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows or liquidity. Additionally, in the past, legislation has been implemented in China that has required modifications to World of Warcraft and other software. The future implementation of similar laws or regulations in China or any other country in which we have operations or sales may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products.

        We are also subject to risks that our operations outside the United States could be conducted by our employees, contractors, third-party partners, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or other similar anti-bribery laws. While we have policies and procedures, as well as training for our employees, intended to secure compliance with these laws, our employees, contractors, third-party partners, representatives or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions.

        In addition, cultural differences may affect consumer preferences and limit the international popularity of titles that are popular in the U.S or require us to modify the content of the games or the method by which we charge our customers for the games in order to be successful. If we do not correctly assess consumer preferences in the countries in which we sell our products, or if the other risks discussed herein come to fruition, it could negatively impact our business.

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

        We earn a significant amount of our operating income, and hold a significant portion of our cash and investments, outside the United States. While our intent is to permanently reinvest these funds outside of the United States, any repatriation of funds currently held in foreign jurisdictions would likely result in higher effective tax rates for the Company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether, or in what form, this proposed legislation will pass, if enacted it could negatively impact our business.

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

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including certain major currencies, such as the euro and British pound, and emerging market currencies, such as the South Korean won and Chinese renminbi, which could fluctuate against the U.S. dollar. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, with hedge maturities of generally less than 12 months, and managed these exposures with natural offsets. However, there can be no assurance that we will continue our hedging programs, or that we will be successful in managing exposure to currency exchange rate risks whether or not we do so.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

        Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have and could further significantly affect the way we report revenues related to our products and services. We recognize a majority of the revenues from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated service period for such games. In addition, we defer the costs of sales of those titles. We expect that an increasing number of our games will be online-enabled in the future and that we could be required to recognize the related revenues over a period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online services, our estimate of the service period may change and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and taxes, could have an adverse effect on our reported net revenues, net income and earnings per share under accounting principles generally accepted in the United States in any given period.

We may permit our customers to return products and to receive pricing concessions which could negatively impact our business.

        We are exposed to the risk of product returns and price protection with respect to our distributors and retailers. In some cases, return policies allow distributors and retailers to return defective, shelf-worn, damaged and certain other products in accordance with terms granted. Price protection, when granted and applicable, allows these distributors and retailers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, our customers under certain conditions. These conditions may include compliance with applicable payment terms, delivery of weekly inventory and sales information and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other industry factors. When we offer price protection, it may be offered with respect to a particular product to all of our distributors and retailer customers who meet the applicable conditions. Activision also offers a 90-day limited warranty to its consumer end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. We face similar issues and risks, including exposure to risk of chargebacks, with respect to consumer end users to whom we sell products directly, whether through Battle.net or otherwise.

We may face difficulty obtaining access to the retail shelf space necessary to market and sell our products effectively.

        Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high-quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increase, competition for shelf space may intensify and may require us to increase our marketing expenditures. Those issues are exacerbated to the extent any of our products involve physical goods in addition to software and, as such, require additional shelf space, like the titles in our Skylanders franchise, which include both action figures and accessories, as well as an electronic "portal". Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or provide those products with adequate levels of shelf space and promotional support on acceptable terms.

If our marketing and advertising efforts fail to resonate with our consumers, our business could be negatively impacted.

        Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fails to resonate with our consumers, particularly during the critical holiday season or during other key selling periods, or advertising rates or other media placement costs increase, these factors could have a negative impact on our business.

Increased sales of used interactive entertainment products could lower our sales.

        Certain of our larger customers sell used interactive entertainment products, which are generally priced lower than new interactive entertainment products and do not result in any revenues to the publisher of the games. Sales of used interactive entertainment products could negatively affect our sales of new products.

Our products are subject to ratings by the Entertainment Software Rating Board in the U.S. and similar agencies in international jurisdictions. Our failure to obtain our target ratings for our products could negatively impact our business.

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body based in the United States that provides consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity or sexual content contained in software titles. The ESRB rating categories are "Early Childhood" (i.e., content is intended for young children), "Everyone" (i.e., content is generally suitable for all ages), "Everyone 10+" (i.e., content is generally suitable for ages 10 and up), "Teen" (i.e., content is generally suitable for ages 13 and up), "Mature" (i.e., content is generally suitable for ages 17 and up) and "Adults Only" (i.e., content is suitable for adults ages 18 and up). Certain of our most significant titles have received a "Mature" rating, inherently limiting the target audience. Certain countries other than the United States have also established content rating systems as prerequisites for product sales in those countries. In some countries, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if an agency re-rates one of our games for any reason, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies purchased. If we are unable to obtain the ratings we have targeted for our products as a result of changes in a content rating organization's ratings standards or for other reasons, it could have a negative impact on our business.

Additional content-related policies adopted by retailers could negatively affect sales of our products.

        Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses, whether because a product received a certain rating by the ESRB or other content rating system, or otherwise. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, we might be required to either: significantly change or discontinue particular titles or series or forfeit the revenue opportunity of selling our product with that retailer.

Our business, products, and distribution are subject to increasing regulation of content in key territories. If we do not successfully respond to these regulations, our business, financial condition, results of operations, profitability, cash flows or liquidity could be materially adversely affected.

        Legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. For example, privacy laws and regulatory guidance in many countries impose various restrictions on online and mobile advertising, as well as the collection, storage and use of personally identifiable information. We may be required to modify certain of our product development processes or alter our marketing strategies to comply with such regulations, which could be costly or delay the release of our products. In addition, many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict the content and/or advertising of interactive entertainment software or prohibit certain types of content. Further, legislation which attempts to restrict marketing or distribution of such products because of the content therein has been introduced at one time or another at the federal and state levels in the United States. There is on-going risk of enhanced regulation of interactive entertainment marketing, content or sales. These laws and regulations vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. The adoption and enforcement of legislation which restricts the marketing, content or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties. Moreover, the increased public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers' willingness to purchase our products.

We may not be able to maintain our distribution relationships with key vendors and customers.

        Our NBG and Centresoft subsidiaries distribute interactive entertainment software and hardware products and provide related services in Germany and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, these subsidiaries also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could negatively impact our business.

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

Data breaches involving the source code for our products or customer, consumer or employee data stored by us, or by a third party operating on our behalf, could negatively impact our business.

        In the course of our day-to-day business, we and third parties operating on our behalf create, store and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and confidential information with respect to our customers, consumers and employees. A malicious intrusion by hackers or other breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers', consumers' or employees' personally identifiable information or our own sensitive business data. A data intrusion into a server for a game with online features, such as World of Warcraft games, Call of Duty games or Destiny, or for Battle.net could also disrupt the operation of such game or platform. If we are subject to data security breaches, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional security measures, or suffer reputational damage. Moreover, even if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships. In addition, we may be subject to legal claims or proceedings in connection with data security breaches, including regulatory investigations and actions.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could negatively impact our business.

        We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Activision Blizzard and some of which are managed and/or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, malicious software, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially-sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system or network failure or security breach could negatively impact our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell and host our content online. We may incur additional costs to remedy the damages caused by these disruptions or security breaches.

If our migration to new information technology systems does not occur as planned, our business could be negatively impacted.

        We plan to implement a number of additional significant upgrades in 2015 and beyond to the information technology systems used to operate our core business functions, including the management of our accounting and other financial data. We may experience problems in implementing these upgrades as our employees learn the new system, transfer data from our existing systems to the new systems and operate with the new systems. The transition may not be completed in a timely manner, or at all, requiring us to revert to the currently existing systems. Further, the upgrades may not be implemented properly or otherwise not function as expected. Any difficulties that we encounter in implementing the new systems may disrupt our ability to effectively operate vis-a-vis our employees, vendors, customers, customers and other persons with whom we have commercial relationships. Any such difficulties may also may prevent us from effectively closing a quarterly period and reporting our financial results in a timely manner or have a negative impact in our internal controls over financial reporting. We may incur additional costs to remedy the damages caused by these disruptions. Further, if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the NASDAQ Global Market. In addition, we currently rely on a number of older legacy information technology systems that are relatively difficult to maintain.

Our results of operations or reputation may be harmed as a result of offensive consumer-created content.

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

        Throughout the history of the interactive entertainment industry, many interactive software products have been designed to include certain hidden content and gameplay features that are accessible through the use of in-game codes or other technological means that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. In a few cases, the ESRB has reacted to discoveries of such undisclosed content and features by requiring the recall of the game, changing the rating or associated content descriptors originally assigned to the product, requiring the publisher to change the game or game packaging and/or imposing fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them and demanding that their publishers accept them as product returns. Likewise, some interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

        We have implemented preventive measures designed to reduce the possibility of objectionable undisclosed content from appearing in the interactive software products we publish. Nonetheless, these preventive measures are subject to human error, circumvention, overriding and reasonable resource constraints. If an interactive software product we publish is found to contain undisclosed content, we could be subject to any of these consequences.

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

        As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with complementary businesses. These transactions may involve significant risks and uncertainties, including: (A) in the case of an acquisition, (i) the difficulty in integrating the acquired business and operations in an efficient and effective manner, (ii) any liabilities assumed as part of the acquisition, and (iii) the potential loss of key employees of the acquired businesses, and, (B) in the case of an investment, alliance or joint venture, our ability to cooperate with our partner. If any such transaction involves an entity outside of the United States, it may also subject us to the risks and uncertainties of international trade, including the risk that our operations outside the United States could be conducted by our employees, contractors, third-party partners, representatives or agents in ways that violate anti-bribery laws. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

Our involvement in joint ventures and other similar arrangements decreases our ability to manage risk.

        We conduct some of our operations through joint ventures in which we share control with our joint venture partners. Although we enter into joint venture and other similar arrangements in order to share risks with our partners, these arrangements may also decrease our ability to manage risk. As with any joint venture or similar arrangement, differences in views among the participants may result in delayed decisions or in failures to agree on major issues. There is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. There is also risk that our partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture or similar interest, to adequately manage the risks associated with any joint ventures or similar arrangements could have a negative impact on our business.

        We may seek to enter into additional joint ventures or similar arrangements with other entities. We cannot assure that we will undertake such ventures or, if undertaken, that such ventures will be successful or produce the anticipated benefits.

Provisions in our corporate documents and Delaware state law could delay or prevent a change of control.

        Our Amended and Restated Bylaws contain a provision regulating the ability of shareholders to bring matters for action before annual and special meetings. The regulations on shareholder action could make it more difficult for any person seeking to acquire control of the Company to obtain shareholder approval of actions that would support this effort. In addition, our Third Amended and Restated Certificate of Incorporation authorizes the issuance of so-called "blank check" preferred stock. This ability of our Board of Directors to issue and fix the rights and preferences of preferred stock could effectively dilute the interests of any person seeking control or otherwise make it more difficult to obtain control.

We have a number of large shareholders who may sell a large volume of our stock, which could cause our stock price to decrease.

        We have a number of large shareholders, including ASAC and Vivendi. The sale of a substantial number of shares of common stock by ASAC, Vivendi or any other large shareholder within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of shares of our common stock.

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

        The following is a summary of the principal leased offices we maintained as of December 31, 2014:

Type of Leased Facility	North America	Europe	Asia	Total
	Square footage of leased properties
Corporate Offices	139,085	14,389	—	153,474
Activision Product Development & Publishing Facilities (Activision segment)	816,687	69,652	24,554	910,893
Blizzard Product Development & Publishing Facilities (Blizzard segment)	480,970	118,140	79,300	678,410
Distribution Facilities (Distribution segment)	—	165,458	—	165,458
Sales offices	13,345	48,316	7,837	69,498

Total	1,450,087	415,955	111,691	1,977,733

        In total, we lease 58 facilities in the following 17 countries: Australia, Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, the Netherlands, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom, and the United States. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs. The only facilities currently owned by the Company are two European warehouses utilized by the Distribution segment, located in Burglengenfeld, Germany and Venlo, the Netherlands.

Item 3.    LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims. SEC regulations govern disclosure of legal proceedings in periodic reports and Financial Accounting Standards Board Accounting Standards Topic ("ASC") Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

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

        In addition, on August 14, 2013, we received a letter dated August 9, 2013, from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company. In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013. On October 25, 2013, Pacchia filed an amended complaint under seal. The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company's Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC. The added class claims are against the Company's Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board of Directors formed in connection with the Company's consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC. The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties. The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company's Chief Executive Officer, Chairman and ASAC. On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below. On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. On December 3, 2013, the court selected Pacchia as lead plaintiff. Pacchia filed a second amended complaint on December 11, 2013, and Activision filed an answer on January 31, 2014. Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal. In response to Pacchia's filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. On June 6, 2014, the Court of Chancery denied the defendants' motions to dismiss such claims, with the exception of a breach of contract claim. Subsequently, Pacchia filed a fourth amended complaint containing substantially all of his prior claims, but with the addition of new allegations gleaned from discovery in the matter. ASAC filed a motion to dismiss the re-pleaded breach of contract claim and the other defendants filed answers in response to the fourth amended complaint.

        On September 11, 2013, another stockholder of the Company filed a putative class action and stockholder derivative action in the Court of Chancery of the State of Delaware, captioned Hayes v. Activision Blizzard, Inc., et al., No. 8885-VCL. The complaint names our Board of Directors, Vivendi, New VH, the ASAC Entities, Davis Selected Advisers, L.P. ("Davis") and Fidelity Management & Research Co. ("FMR") as defendants, and the Company as a nominal defendant. The complaint alleges that the defendants violated certain provisions of our Amended and Restated Certificate of Incorporation by failing to submit the matters contemplated by the Stock Purchase Agreement for approval by a majority of our stockholders (other than Vivendi and its controlled affiliates); that our Board of Directors committed breaches of their fiduciary duties in approving the Stock Purchase Agreement; that Vivendi violated fiduciary duties owed to other stockholders of the Company in entering into the Stock Purchase Agreement; that our Chief Executive Officer and our Chairman usurped a corporate opportunity from the Company; that our Board of Directors and Vivendi have engaged in actions to entrench our Board of Directors and officers in their offices; that the ASAC Entities, Davis and FMR aided and abetted breaches of fiduciary duties by the Board of Directors and Vivendi; and that our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR will be unjustly enriched through the Private Sale. The complaint seeks, among other things, the rescission of the Private Sale; an order requiring the transfer to the Company of all or part of the shares that are the subject of the Private Sale; an order implementing measures to eliminate or mitigate the alleged entrenching effects of the Private Sale; an order requiring our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR to disgorge to the Company the amounts by which they have allegedly been unjustly enriched; and alleged damages sustained by the class and the Company. In addition, the stockholder sought a temporary restraining order preventing the defendants from consummating the transactions contemplated by the Stock Purchase Agreement without stockholder approval. Following a hearing on the motion for a temporary restraining order, on September 18, 2013, the Court of Chancery issued a preliminary injunction order, enjoining the consummation of the transactions contemplated by the Stock Purchase Agreement pending (a) the issuance of a final decision after a trial on the merits; (b) receipt of a favorable Activision Blizzard stockholder vote on the transactions contemplated by the Stock Purchase Agreement under

Section 9.1(b) of our Amended and Restated Certificate of Incorporation or (c) modification of such preliminary injunction order by the Court of Chancery or the Delaware Supreme Court. On September 20, 2013, the Court of Chancery certified its order issuing the preliminary injunction for interlocutory appeal to the Delaware Supreme Court. The defendants moved the Delaware Supreme Court to accept and hear the appeal on an expedited basis. On September 23, 2013, the Delaware Supreme Court accepted the appeal of the Court of Chancery's decision and granted the defendant's motion to hear the appeal on an expedited basis.

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

        On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. On June 6, 2014, the Court of Chancery denied Benston's motion for a leadership role in the consolidated Pacchia litigation. As a result, Pacchia continues to serve as the lead plaintiff in the consolidated cases.

        Certain of defendants filed a motion to dismiss the breach of contract claim set forth in the Fourth Amended Complaint. Pacchia obtained leave to file a Fifth Amended Complaint, which adds additional color to his allegations of wrongdoing based on information learned in discovery, including with respect to the appointment and subsequent election of several of the directors to our Board of Directors. For the most part, fact and expert discovery was completed in the Pacchia matter, including the exchange of expert damage and other reports. Pacchia's expert's reports allege damages to the Company in excess of $540 million and to the purported class in excess of $640 million, in addition to disgorgement claims, which could, in theory, exceed $1 billion. Defendants' experts' reports maintain there are no damages to the Company or to the purported class because the Purchase Transaction and the Private Sale were the best transactions available to the parties and the alternate transactions hypothesized by the plaintiff were inferior.

        For the quarter ended September 30, 2014, we accrued a loss contingency in our consolidated financial statements in connection with this matter. The accrual related to potential liabilities associated with legal fees, costs and expenses for services already received prior to the quarter's end, where such fees, costs and expenses had not yet been paid at the quarter's end, and the Company's potential contribution toward the potential settlement of the matter. Although the Company has D&O insurance in connection with the consolidated litigation in a total amount up to $200 million, various insurers have raised arguments that they believe give them the right to deny coverage for a portion of these fees, costs and expenses, as well as for all or a portion of the ultimate liability which may occur in settlement or at trial. Under our Amended and Restated Certificate of Incorporation and certain agreements with members of our Board of Directors, the Company has indemnification obligations to the director defendants to advance fees, costs and expenses and to pay liabilities which arise in connection with their service to the Company, in each case, to the maximum extent permitted by Delaware law. In light of these indemnification obligations and the positions taken by the parties and the various insurers, we determined that a liability was probable and estimable, and accordingly, an accrual was required, as of the quarter ended September 30, 2014.

        On November 19, 2014, the Company announced that an agreement had been reached to settle the Pacchia matter. The Company believes the settlement agreement, which acknowledges no wrongdoing on the part of any party, is in the best interest of the Company and all of its shareholders. Pursuant to the settlement agreement, multiple insurance companies, along with various defendants, will pay $275 million to a settlement fund ("Settlement Fund"). Payment of reasonable and customary fees and costs of plaintiff's attorney, likely not to exceed $72.5 million, will be made from the Settlement Fund. The remaining balance of the Settlement Fund, likely to be at least $202.5 million, will be paid to the Company and will be recorded within "Shareholders' equity" in our consolidated balance sheet. Other terms of the settlement agreement include the addition of two unaffiliated persons to the Company's Board of Directors, an adjustment of certain voting rights and a global release of claims against the defendants. On December 29, 2014, the Company filed a Current Report on Form 8-K, describing and attaching the Stipulation of Compromise and Settlement, which was filed with the Delaware Chancery Court with respect to the settlement of the Pacchia matter (the "Stipulation"). Pursuant to the Stipulation, the Company has notified the applicable shareholders of the settlement agreement. Applicable shareholders are provided an opportunity to object to the settlement, which is subject to approval by the Delaware Chancery Court.

        Objections to the Stipulation have been filed by several shareholders. The plaintiff in the Hayes matter has objected to the settlement on the grounds that a portion of the $275 million Settlement Fund should be reallocated to the members of the class, that the amount of any attorney's fee award should be reduced and that the court should deny any "special award" to the plaintiff in the Pacchia matter. In the absence of such a reallocation, Hayes argues the court should deny approval of the settlement and appoint Hayes and his counsel to lead the class-based claims. Hayes also contends the notice of settlement provided by the Company is inadequate. The Company disputes this allegation. The plaintiffs in the Benston and Pfeiffer matters have also filed applications to the court requesting that their counsel receive an attorney's fee award of $7.25 million to be paid out of the attorneys' fees contemplated by the proposed Settlement. Certain defendants have also filed objections to the $50,000 "special award" requested by the Pacchia plaintiff. The Delaware Court of Chancery will hold a hearing on March 4, 2015, to consider the approval of the Stipulation, and a decision by the court is expected thereafter.

        Since the Stipulation does not require the Company to pay any liability on behalf of its defendant directors, the Company has reversed the accrual described above as of December 31, 2014. The reversal of the accrual is partially offset by a new accrual for liabilities associated with legal fees, costs and expenses for services already received prior to the year's end, where such fees, costs and expenses had not yet been paid at the year's end.

        Due to the inherent uncertainties of litigation, including the possibility, that the Delaware Chancery Court does not approve the Stipulation, other potential outcomes are reasonably possible, including outcomes which could include an increase in the Company's liability. The Company believes the possibility that this lawsuit will have a material impact on the Company's business, financial condition, results of operation or liquidity is remote. However, if this assessment is incorrect, then an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's business, financial condition, results of operation or liquidity, particularly in the period in which any potential liabilities may be recognized.

        We believe that the defendants have meritorious defenses. If the Delaware Chancery Court does not approve the Stipulation and the parties are not otherwise able to settle the matter subsequently, then we believe the defendants intend to defend the lawsuit and other related cases vigorously at trial. However, these lawsuits and any other lawsuits are subject to inherent uncertainties and the actual outcome and costs will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and the Company could be forced to expend significant resources in the defense of these lawsuits and the Company and the defendants may not prevail. The Company also may be subject to additional claims in connection with the Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business.

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

        The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 19, 2015, there were 1,653 holders of record of our common stock.

	High	Low
2013
First Quarter Ended March 31, 2013	$15.08	$10.75
Second Quarter Ended June 30, 2013	16.11	13.27
Third Quarter Ended September 30, 2013	18.43	14.14
Fourth Quarter Ended December 31, 2013	18.40	16.06
2014
First Quarter Ended March 31, 2014	$21.50	$16.55
Second Quarter Ended June 30, 2014	22.40	18.82
Third Quarter Ended September 30, 2014	24.18	20.65
Fourth Quarter Ended December 31, 2014	21.98	17.73

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard, Inc. under the Exchange Act or the Securities Act of 1933.

        The graph below matches the cumulative five-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500, and the RDG Technology Composite index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2009 and tracks each such investment through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Activision Blizzard, Inc., the NASDAQ Composite Index, the S&P 500 Index,
and the RDG Technology Composite Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

        Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
Activision Blizzard, Inc.	100.00	113.52	114.13	99.79	169.76	193.66
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
RDG Technology Composite	100.00	111.01	110.85	126.07	167.16	193.22

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015.

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

        On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per common share, payable on May 15, 2013, to shareholders of record at the close of business on March 20, 2013. On May 15, 2013, we made an aggregate cash dividend payment of $212 million to such shareholders, and on May 31, 2013, we made related dividend equivalent payments of $4 million related to that cash dividend to the holders of restricted stock units.

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

        Rule 10b5-1 Plans permit persons whose ability to purchase or sell our common stock may otherwise be substantially restricted (by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information) to engage in pre-arranged trading. Trades under a Rule 10b5-1 Plan by our directors and employees are not necessarily indicative of their respective opinions of our current or potential future performance at the time of the trade. Trades by our directors and executive officers pursuant to a Rule 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC, in accordance with applicable laws, rules and regulations.

Issuer Purchase of Equity Securities

        On February 3, 2015, our Board of Directors authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $750 million of the Company's common stock during the two-year period from February 9, 2015 through February 8, 2017.

        On October 11, 2013, we repurchased 428,676,471 shares of our common stock, pursuant to a stock purchase agreement we entered into on July 25, 2013, with Vivendi and ASAC II LP, an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi, which was the direct owner of 428,676,471 shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction. The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2014 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net Revenues	$4,408	$4,583	$4,856	$4,755	$4,447
Net income	835	1,010	1,149	1,085	418	(1)
Basic net income per share	1.14	0.96	1.01	0.93	0.34
Diluted net income per share	1.13	0.95	1.01	0.92	0.33
Cash dividends declared per share(2)	0.20	0.19	0.18	0.165	0.15
Balance Sheet Data:
Total assets	$14,746	$14,012	$14,200	$13,277	$13,447
Total debt, net(3)	4,324	4,693	—	—	—

(1)
In the fourth quarter of 2010, we recorded $326 million of impairment charges within our Activision segment. These charges consisted of impairments of $67 million, $9 million and $250 million to license agreements, game engines and internally developed franchises intangible assets, respectively.

(2)
On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per share, payable on May 15, 2013, to shareholders of record at the close of business on March 20, 2013. On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per share, payable on May 16, 2012, to shareholders of record at the close of business on March 21, 2012. On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per share, payable on May 11, 2011, to shareholders of record at the close of business on March 16, 2011. On February 10, 2010, our Board of Directors declared a cash dividend of $0.15 per share, payable on April 2, 2010, to shareholders of record at the close of business on February 22, 2010. Prior to the cash dividend declared in February 2010, the Company had never paid a cash dividend.

(3)
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

The Business Combination and Share Repurchase

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

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into on July 25, 2013, with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). Refer to Note 12 of the Notes to Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction, and below in Other Liquidity and Capital Resources for additional information.

        Immediately following the completion of the Purchase Transaction, Vivendi sold ASAC 172 million shares of Activision Blizzard's common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share.

        On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering. Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds. Vivendi currently owns approximately 41 million shares of our common stock.

        As of December 31, 2014, we had approximately 722 million shares of common stock issued and outstanding. At that date, (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock, (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock, and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock.

Operating Segments

        Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to "value" buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny®, which was released on September 9, 2014. Activision sells games through both retail and digital online channels. Activision currently offers games that operate on the Microsoft Corporation ("Microsoft") Xbox One ("Xbox One") and Xbox 360 ("Xbox 360"), Nintendo Co. Ltd. ("Nintendo") Wii U ("Wii U") and Wii ("Wii"), and Sony Computer Entertainment, Inc. ("Sony") PlayStation 4 ("PS4") and PlayStation 3 ("PS3") console systems (Xbox One, Wii U, and PS4 are collectively referred to as "next-generation"; Xbox 360, Wii, and PS3 are collectively referred to as "prior-generation"); the personal computer ("PC"); the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, and Hearthstone®: Heroes of Warcraft™ franchises. In addition, Blizzard maintains a proprietary online game-related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical "boxed" products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo III and StarCraft II products. In addition, Blizzard is the creator of Heroes of the Storm™, a new free-to-play online hero brawler that is currently in closed beta testing.

(iii) Activision Blizzard Distribution

        Our distribution segment ("Distribution") consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

        In 2014, Activision Blizzard's consolidated net revenues were $4.4 billion and consolidated operating income was $1.2 billion, as compared to consolidated net revenues of $4.6 billion and consolidated operating income of $1.4 billion in 2013. Despite lower net revenues and operating income in 2014, as compared to 2013, we generated comparable cash flows from operating activities of approximately $1.3 billion in both 2014 and 2013.

        As a result of the Purchase Transaction on October 11, 2013, we incurred interest and amortization expenses related to the Term Loan and Notes of $208 million in 2014 (in each case, as defined below), which reflects a full year of interest expense, as compared to a partial year of interest and amortization expenses of $58 million in 2013. The increase in interest and amortization expenses contributed to a lower consolidated net income of $835 million in 2014, as compared to $1 billion in 2013. Despite lower net income, our diluted earnings per common share increased from $0.95 in 2013 to $1.13 in 2014. The increase was partially due to the reduction in our common shares outstanding by approximately 429 million shares, as a result of the Purchase Transaction. Our weighted-average share count reflected this reduction in shares outstanding for all of 2014, as compared to 2013, when the weighted-average share count reflected the reduction for only a portion of the year.

        According to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates, including toys and accessories, during 2014:

  •
  In North America and Europe combined, Activision was the #1 publisher and had three of the top five best-selling new releases for the calendar year—#1 Call of Duty: Advanced Warfare, #3 Destiny, and #5 Skylanders Trap Team.

  •
  Activision's Call of Duty: Advanced Warfare was the #1 top-selling console game globally for the calendar year. Additionally, in 2014, Call of Duty was the #1 franchise in North America for the sixth year in a row.

  •
  Activision's Destiny was the #1 top-selling new video game IP and the #3 top-selling new release in North America and Europe combined for 2014.

  •
  Activision's Skylanders Trap Team was the #1 top-selling kids console game globally for the calendar year. For the third consecutive year, Skylanders was the #1 kids video game franchise of the year in the U.S. and globally.

Product Release Highlights

        Games and digital downloadable content released during the year ended December 31, 2014 included:

  •
  Call of Duty: Ghosts Onslaught (digital downloadable content)

  •
  Call of Duty: Ghosts Devastation (digital downloadable content)

  •
  Call of Duty: Ghosts Invasion (digital downloadable content)

  •
  Call of Duty: Ghosts Nemesis (digital downloadable content)

  •
  Call of Duty: Advanced Warfare

  •
  Curse of Naxxramas™: A Hearthstone Adventure

  •
  Destiny

  •
  Destiny Expansion I: The Dark Below

  •
  Diablo III: Reaper of Souls™

  •
  Diablo III : Reaper of Souls—Ultimate Evil Edition™

  •
  Geometry Wars 3: Dimensions

  •
  Hearthstone: Heroes of Warcraft

  •
  Hearthstone: Heroes of Warcraft—Goblins vs Gnomes™

  •
  Skylanders Trap Team

  •
  The Amazing Spider-Man™ 2

  •
  Transformers™: Rise of the Dark Spark

  •
  World of Warcraft: Warlords of Draenor™

        On January 11, 2015, Activision launched a public open beta for Call of Duty Online, a free-to-play game available in China.

        On January 13, 2015, Blizzard began the closed beta test for Heroes of the Storm, its upcoming free-to-play online team brawler featuring iconic heroes from Blizzard games.

        On January 27, 2015, Activision released Call of Duty: Advanced Warfare Havoc, the first downloadable content pack for Call of Duty: Advanced Warfare on certain platforms.

International Operations

        International sales are a fundamental part of our business. Net revenues from international sales accounted for approximately 50%, 47%, and 50% of our total consolidated net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to our United States ("U.S.") operations, we maintain significant operations in Canada, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Management's Overview of Business Trends

Digital Online Channel Revenues

        We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical "boxed" software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties). In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services and other value-added services for World of Warcraft and microtransactions for Hearthstone: Heroes of Warcraft, all of which are digitally delivered and hosted by Battle.net. We have further plans to introduce games based on some of our most successful franchises which operate online on a free-to-play model with microtransactions, including Blizzard's Heroes of the Storm and Activision's Call of Duty Online.

        We currently define sales via digital online channels as revenues from subscriptions, licensing royalties, value-added services, downloadable content, and digitally distributed products. This definition may differ from that used by our competitors or other companies.

        According to Activision Blizzard internal estimates, digital gaming revenues for the interactive entertainment industry for the year ended December 31, 2014 increased by approximately 28% as compared to the same period in 2013. The primary drivers of the increase in digital gaming revenues for the interactive entertainment industry were increases in consumer purchases of full games via digital channels and an increase in mobile gaming revenues. Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital online channels. The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases. Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products.

As such, lower revenues in our retail distribution channels in the current year may impact our digital online channels revenues in the subsequent year.

        For the year December 31, 2014, net revenues through digital online channels increased by $338 million, as compared to the same period in 2013, and represented 43% of our total consolidated net revenues, as compared to 34% for the same period in 2013. On a non-GAAP basis (which excludes the impact of deferred revenues), net revenues through digital online channels for the year ended December 31, 2014 increased by $633 million, as compared to the same period in 2013, and represented 46% of our total non-GAAP net revenues, as compared to 36% for the same period in 2013.

        Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Conditions in the Retail Distribution Channels

        Conditions in the retail distribution channels of the interactive entertainment industry continued to be challenging during the year of 2014. In North America and Europe, retail sales of video games declined by 17%, as compared to the same period in 2013, according to The NPD Group and GfK Chart-Track. The continued shift of video game purchases to digital distribution channels has impacted the ongoing decline in retail console software sales.

        Further, while the new console cycle has started strongly and demand for next-generation games was higher than expected, the demand for prior-generation games declined at a faster pace than the growth of sales for next-generation titles, resulting in the overall decline in sales in the retail distribution channels. According to The NPD Group and GfK Chart-Track, retail sales from prior-generation platform games declined by 54% for the year ended December 31, 2014, as compared to the same period in 2013. However, the increase in digitally distributed games, including full-game downloads, add-on content, and free-to-play games, has partially offset the negative trends in the retail distribution channels.

Console Platform Transition

        In November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track in North America and Europe, as of December 31, 2014, the combined installed base of PS4 and Xbox One hardware was approximately 24 million units, as compared to the combined installed base of PS3 and Xbox 360 hardware of approximately 122 million units.

        When new console platforms are announced or introduced into the market, consumers may reduce their purchases of game console software products for prior-generation console platforms in anticipation of new platforms becoming available. During these periods, sales of the game console software products we publish may slow or even decline until new platforms are introduced and achieve wide consumer acceptance. In prior cycles, as the next-generation installed base grew, software sales declines abated and software sales grew.

        During platform transitions, we simultaneously incur costs to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and to develop and market products for next-generation platforms, which may have a smaller installed base until the next-generation platforms achieve wide consumer acceptance. We continually monitor console hardware sales and manage our product delivery on each of the prior- and next-generation platforms in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development. In the long term, we expect the next-generation consoles to drive industry growth and expand our opportunities.

Concentration of Top Titles

        The concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 32% of the sales in the U.S. interactive entertainment industry in 2014. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. For example, our three largest franchises in 2014—Call of Duty, World of Warcraft, and Skylanders—accounted for approximately 67% of our net revenues, and a significantly higher percentage of our operating income, for the year.

        We are continually exploring additional investments in existing and future franchises. We launched Destiny and Hearthstone: Heroes of Warcraft in 2014 and expect to expand our leading franchise portfolio in the future. In early 2015, we released Call of Duty Online into open beta in China, and we released Heroes of the Storm into closed beta. While we plan to continue to diversify our portfolio of key franchises, we expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry's, revenues and profits in the near future.

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

Outlook

        Although we believe our strong product lineup in 2015 positions us for long-term growth, we expect our results in 2015 to be lower than in 2014, primarily due to the significant weakening of foreign currencies versus the U.S. dollar and a higher expected tax rate, as well as, to a lesser extent, product slate differences such as a lighter Blizzard slate, investments in infrastructure and scaling of new properties with the free-to-play business model.

        In January 2015, two of our new free-to-play games were released into beta testing. On January 11, 2015, Activision launched a public open beta for Call of Duty Online available in China. On January 13, 2015, Blizzard began closed beta testing for Heroes of the Storm, its upcoming free-to-play online team brawler featuring iconic heroes from Blizzard games. As with other free-to-play games, we expect these titles to build their audiences and increase engagement and monetization gradually over time.

        In addition, Activision plans to follow-up on the 2014 release of Destiny with an expansion pack in the second quarter of 2015 and additional content in the second half of 2015. Also, in the fourth quarter of 2015, Activision plans to release a new Call of Duty game from Treyarch, the developer of the highly successful Call of Duty: Black Ops series, and a new Skylanders game. Blizzard plans to release additional content for Hearthstone: Heroes of Warcraft, as well as release the game on a wider range of mobile devices later in 2015. Lastly, Blizzard expects to begin beta testing in 2015 for both Overwatch™, a new multi-player game set in an all-new Blizzard game universe, and StarCraft II: Legacy of the Void™, a standalone game experience that concludes the StarCraft II trilogy.

        As a result of the significant weakening of foreign currencies versus the U.S. dollar, the company's 2015 international revenues and earnings are expected to be translated at much lower rates than in

2014. This impacts the Company's 2015 outlook as compared to 2014 actual results given approximately 50% of the company's revenues, and a higher percentage of profits, are generated outside the U.S.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the Years Ended December 31,
	2014		2013		2012
Net revenues:
Product sales	$2,786	63%	$3,201	70%	$3,620	75%
Subscription, licensing, and other revenues	1,622	37	1,382	30	1,236	25

Total net revenues	4,408	100	4,583	100	4,856	100

Costs and expenses:
Cost of sales—product costs	999	23	1,053	23	1,116	23
Cost of sales—online	232	5	204	4	263	5
Cost of sales—software royalties and amortization	260	6	187	4	194	4
Cost of sales—intellectual property licenses	34	1	87	2	89	2
Product development	571	13	584	13	604	12
Sales and marketing	712	16	606	13	578	12
General and administrative	417	9	490	11	561	12

Total costs and expenses	3,225	73	3,211	70	3,405	70

Operating income	1,183	27	1,372	30	1,451	30
Interest and other investment income (expense), net	(202)	(5)	(53)	(1)	7	—

Income before income tax expense	981	22	1,319	29	1,458	30
Income tax expense	146	3	309	7	309	6

Net income	$835	19%	$1,010	22%	$1,149	24%

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

        The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2014, 2013, and 2012 are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012	Increase/ (decrease) 2014 v 2013	Increase/ (decrease) 2013 v 2012
Segment net revenues:
Activision	$2,686	$2,895	$3,072	$(209)	$(177)
Blizzard	1,720	1,124	1,609	596	(485)
Distribution	407	323	306	84	17

Operating segment net revenues total	4,813	4,342	4,987	471	(645)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	(405)	241	(131)	(646)	372

Consolidated net revenues	$4,408	$4,583	$4,856	$(175)	$(273)

Segment income from operations:
Activision	$762	$971	$970	$(209)	$1
Blizzard	756	376	717	380	(341)
Distribution	9	8	11	1	(3)

Operating segment income from operations total	1,527	1,355	1,698	172	(343)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	(215)	229	(91)	(444)	320
Stock-based compensation expense	(104)	(110)	(126)	6	16
Amortization of intangible assets	(12)	(23)	(30)	11	7
Fees and other expenses related to the Purchase Transaction and related debt financings	(13)	(79)	—	66	(79)

Consolidated operating income	1,183	1,372	1,451	(189)	(79)
Interest and other investment income (expense), net	(202)	(53)	7	(149)	(60)

Consolidated income before income tax expense	$981	$1,319	$1,458	$(338)	$(139)

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

Amortization of Intangible Assets

        The majority of our intangible assets are the result of the Business Combination and other acquisitions. We amortize the intangible assets over their estimated useful lives based on the pattern of consumption of the underlying economic benefits. The amount presented in the table represents the effect of the amortization of intangible assets as well as other purchase price accounting adjustments, where applicable, in our consolidated statements of operations.

Fees and Other Expenses Related to the Purchase Transaction and Related Debt Financings

        We incurred fees and other expenses, such as legal, banking and professional services fees, related to the Purchase Transaction and related debt financings. Such expenses are not reviewed by the CODM as part of segment performance.

Segment Net Revenues

Activision

        Activision's net revenues decreased for 2014, as compared to 2013, primarily due to lower revenues from the Call of Duty and Skylanders franchises, partially offset by higher revenues from the release of Destiny and its first expansion pack The Dark Below in 2014.

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

Blizzard

        Blizzard's net revenues increased for 2014, as compared to 2013, primarily due to revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles, revenue from value-added services as a result of the launch of the World of Warcraft paid character boost, revenues from World of Warcraft: Warlords of Draenor, which was released in November 2014, and revenues from Hearthstone: Heroes of Warcraft, which was commercially released in 2014, as compared to revenues in 2013 from StarCraft II: Heart of the Swarm®, which was released in March 2013, and from Diablo III on consoles, which was released in September 2013.

        At December 31, 2014, the global subscriber* base for World of Warcraft was over 10 million, compared to approximately 7.4 million subscribers at September 30, 2014, and approximately 7.8 million subscribers at December 31, 2013. The increase as compared to September 30, 2014 and December 31, 2013 was proportional to the mix of subscribers in the East and the West and is driven by the launch of the new expansion, World of Warcraft: Warlords of Draenor in November 2014. In general, the average revenue per subscriber is lower in the East than in the West (where the "East" includes China, Taiwan, and South Korea, and the "West" includes North America, Europe, Australia, and Latin America). As we have seen following past expansion releases, we expect downward pressure on the number of subscribers in 2015. Going forward, Blizzard expects to continue delivering new game content in all regions that is intended to further appeal to the gaming community.

        Blizzard's net revenues decreased for 2013, as compared to 2012, primarily due to the release of Diablo III in May 2012, without a comparable release in 2013, lower revenues from the World of Warcraft franchise, and the release World of Warcraft: Mists of Pandaria® in September 2012, without a comparable release in 2013. The decreases were partially offset by the release of StarCraft II: Heart of the Swarm in March 2013, the release of Diablo III for the PS3 and Xbox 360 in September 2013, and revenues from Hearthstone: Heroes of Warcraft during its closed beta in late 2013.

Distribution

        Distribution's net revenues increased in 2014, as compared to 2013, primarily due to revenues from the distribution of next-generation hardware, which was introduced in the fourth quarter of 2013.

        Distribution's net revenues increased in 2013, as compared to 2012, primarily due to revenues from the distribution of newly introduced next-generation hardware in late 2013.

Segment Income from Operations

Activision

        Activision's operating income decreased in 2014, as compared to 2013, primarily due to lower revenues, as described above, relatively higher cost of sales—software royalties and amortization, and higher sales and marketing activities from the release of Destiny; partially offset by lower cost of sales—product costs as a result of lower revenues, and lower general and administrative costs, primarily resulting from lower legal-related expenses (including legal-related accruals, settlements and fees).

        Activision's operating income in 2013 was comparable to 2012, despite lower revenues. This was primarily due to the strength of the higher margin digital business associated with Call of Duty: Black Ops II digital downloadable content, a smaller but more profitable slate of releases from our value business, and lower general and administrative costs, primarily resulting from lower legal-related expenses (including legal-related accruals, settlements and fees), partially offset by higher sales and marketing activities to support the Call of Duty and Skylanders franchises.

Blizzard

        Blizzard's operating income increased in 2014, as compared to 2013, primarily due to higher revenues, as described above, partially offset by higher cost of sales—product costs, higher product

*
World of Warcraft subscribers include individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, as well as those who have purchased the game and are within their free month of access. Internet Game Room players who have accessed the game over the last thirty days are also counted as subscribers. The above definition excludes all players under free promotional subscriptions, expired or cancelled subscriptions, and expired prepaid cards. Subscribers in licensees' territories are defined along the same rules.

development costs and sales and marketing activities to support a higher number of titles released in 2014.

        Blizzard's operating income decreased in 2013, as compared to 2012, primarily due to lower revenues and less capitalization of product development costs, partially offset by lower sales and marketing costs as a result of a lower number of titles released in 2013 and lower general and administrative costs from lower accrued bonuses based on its 2013 financial performance.

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

Results of Operations—Years Ended December 31, 2014, 2013, and 2012

Non-GAAP Financial Measures

        The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the years ended December 31, 2014, 2013, and 2012 (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012	Increase/ (decrease) 2014 v 2013	Increase/ (decrease) 2013 v 2012	% Change 2014 v 2013	% Change 2013 v 2012
GAAP net revenues by distribution channel
Retail channels	$2,104	$2,701	$3,013	$(597)	$(312)	(22)%	(10)%
Digital online channels(1)	1,897	1,559	1,537	338	22	22	1

Total Activision and Blizzard	4,001	4,260	4,550	(259)	(290)	(6)	(6)
Distribution	407	323	306	84	17	26	6

Total consolidated GAAP net revenues	4,408	4,583	4,856	(175)	(273)	(4)	(6)

Change in deferred net revenues(2)
Retail channels	104	(247)	69	351	(316)
Digital online channels(1)	301	6	62	295	(56)

Total changes in deferred net revenues	405	(241)	131	646	(372)

Non-GAAP net revenues by distribution channel
Retail channels	2,208	2,454	3,082	(246)	(628)	(10)	(20)
Digital online channels(1)	2,198	1,565	1,599	633	(34)	40	(2)

Total Activision and Blizzard	4,406	4,019	4,681	387	(662)	10	(14)
Distribution	407	323	306	84	17	26	6

Total non-GAAP net revenues(3)	$4,813	$4,342	$4,987	$471	$(645)	11%	(13)%

(1)
We define revenues from digital online channels as revenues from subscriptions and memberships, licensing royalties, value-added services, downloadable content, and digitally distributed products.

(2)
We have determined that some of our titles' online functionality represents an essential component of gameplay and as a result, represents a more-than inconsequential separate deliverable. As such, we recognize revenues attributed to these titles over the estimated service periods, which range from five months to less than one year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(3)
Total non-GAAP net revenues presented also represents our total operating segment net revenues.

        The decrease in GAAP net revenues from retail channels for 2014, as compared to 2013, was primarily due to lower revenues from the Call of Duty and Skylanders franchises. The decreases were partially offset by revenues from Destiny, which was released in September 2014, and revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles.

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

        The increase in GAAP net revenues from digital online channels for 2014, as compared to 2013, was primarily due to higher revenues from Hearthstone: Heroes of Warcraft, value-added services revenues from the launch of the World of Warcraft paid character boost, revenues from World of Warcraft: Warlords of Draenor, revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles, and the release of Destiny and its first expansion pack The Dark Below, and higher digital download revenues from Call of Duty: Advanced Warfare. The increases were partially offset by lower revenues recognized from StarCraft II: Heart of the Swarm, which was released in March 2013, lower revenues recognized from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower downloadable content revenues from the Call of Duty franchise.

        The increase in GAAP net revenues from digital online channels for 2013, as compared to 2012, was primarily due to revenues from the 2013 releases of Call of Duty: Black Ops II digital downloadable content, as compared to the 2012 releases of Call of Duty: Modern Warfare 3 downloadable content packs, stronger revenues from Call of Duty: Black Ops II, as compared to Call of Duty: Modern Warfare 3, recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, and revenues from StarCraft II: Heart of the Swarm, which was released in March 2013. The increases were partially offset by lower revenues from Diablo III for the PC, which was released in May 2012, lower subscription and value-added services revenues from the World of Warcraft franchise due to a lower number of subscribers as compared to same period in 2012, and lower revenues from our Call of Duty catalog titles.

        The decrease in non-GAAP net revenues from retail channels for 2014, as compared to 2013, was primarily due to lower revenues from the Call of Duty and Skylanders franchises. The decreases were partially offset by revenues from Destiny, which was released in September 2014, and revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles as compared to revenues from the September 2013 release of Diablo III on the PS3 and Xbox 360.

        The decrease in non-GAAP net revenues from retail channels for 2013, as compared to 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower revenues from Call of Duty: Ghosts in 2013 as compared to revenues in 2012 for Call of Duty: Black Ops II, fewer releases from our value business due to its more focused slate of titles, lower revenues from our Skylanders franchise and Call of Duty catalog titles, and lower sales from World of Warcraft: Mists of Pandaria, which was released in September 2012. The decreases were partially offset by revenues from Diablo III for the PS3 and Xbox360, which was released in September 2013, as well as the sales from StarCraft II: Heart of the Swarm, which was released in March 2013.

        The increase in non-GAAP net revenues from digital online channels for 2014, as compared to 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, value-added services revenues from the launch of the World of Warcraft: Warlords of Draenor paid character boost, revenues from World of Warcraft: Warlords of Draenor, revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles, revenues from the release of Destiny and its first expansion pack The Dark Below, and higher digital downloads of Call of Duty: Advanced Warfare. The increases were partially offset by lower downloadable content revenues from the Call of Duty franchise.

        The decrease in non-GAAP net revenues from digital online channels for 2013, as compared to 2012, was primarily due to lower revenues from Diablo III for the PC, which was released in May 2012, lower subscription and value-added services revenues from the World of Warcraft franchise due to a lower number of subscribers as compared to 2012, and lower revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012. The decreases were partially offset by stronger revenues from the 2013 releases of Call of Duty: Black Ops II digital downloadable content, as compared to 2012 releases of Call of Duty: Modern Warfare 3 downloadable content packs, stronger catalog sales of Call of Duty: Black Ops II in 2013, as compared to catalog sales of Call of Duty: Modern Warfare 3 in 2012, and revenues from StarCraft II: Heart of the Swarm, which was released in 2013.

Consolidated Results

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region for the years ended December 31, 2014, 2013, and 2012 (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012	Increase/ (decrease) 2014 v 2013	Increase/ (decrease) 2013 v 2012	% Change 2014 v 2013	% Change 2013 v 2012
Geographic region net revenues:
North America	$2,190	$2,414	$2,436	$(224)	$(22)	(9)%	(1)%
Europe	1,824	1,826	1,968	(2)	(142)	—	(7)
Asia Pacific	394	343	452	51	(109)	15	(24)

Consolidated net revenues	$4,408	$4,583	$4,856	$(175)	$(273)	(4)	(6)

        The increase/(decrease) in deferred revenues recognized by geographic region for the years ended December 31, 2014, 2013, and 2012 was as follows (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012	Increase/ (Decrease) 2014 v 2013	Increase/ (Decrease) 2013 v 2012
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$(206)	$108	$(78)	$(314)	$186
Europe	(153)	107	(28)	(260)	135
Asia Pacific	(46)	26	(25)	(72)	51

Total impact on consolidated net revenues	(405)	241	(131)	(646)	372

        Consolidated net revenues in all regions decreased in 2014 as compared to 2013, except for the Asia Pacific region. As previously discussed, the decrease in the Company's consolidated net revenues in 2014, as compared to the same period in 2013, was mainly due to lower revenues from Call of Duty and Skylanders franchises, lower revenues recognized from StarCraft II: Heart of the Swarm, which was released in March 2013, and lower revenues recognized from World of Warcraft: Mists of Pandaria, which was released in September 2012. The decreases were partially offset by the launch of Destiny and its first expansion pack The Dark Below, revenues from Hearthstone: Heroes of Warcraft, value-added services revenues from the launch of the World of Warcraft paid character boost, revenues from World of Warcraft: Warlords of Draenor, and revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles. All of the above factors impact our year-over-year comparisons for

North America and Europe. Further, in the Europe region, the decreases were partially offset by the increase in Distribution segment revenues. In the Asia Pacific region, the higher mix of Blizzard segment operations, as compared to Publishing segment operations, resulted in a year-over-year increase of revenues.

        In all regions, the decrease in deferred revenues recognized in 2014, as compared to the same period in 2013, was primarily attributed to the higher deferral of revenues from World of Warcraft: Warlords of Draenor, which was released in November 2014, as compared to the recognition of revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, deferral of revenues from Destiny and its first expansion pack The Dark Below, both of which were released in 2014, and the deferral of revenues from Hearthstone: Heroes of Warcraft, which was also released in 2014.

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

        In all regions, the increase in deferred revenues recognized in 2013, as compared to the same period in 2012, was primarily attributed to the lower deferral of revenues from Call of Duty: Ghosts, which was released in November 2013, as compared to the deferral of revenues for Call of Duty: Black Ops II, which was released in November 2012, and recognition of previously deferred revenues from Call of Duty: Black Ops II, which was released in November 2012, and World of Warcraft: Mists of Pandaria, which was released in September 2012. This increase was partially offset by the higher deferral of revenues from stronger catalog sales of Call of Duty: Black Ops II in 2013, as compared to catalog sales of Call of Duty: Modern Warfare 3 in 2012, and the deferral of revenues from Diablo III on the PS3 and Xbox 360, which was released in September 2013, and Call of Duty: Black Ops II digital downloadable content released in 2013.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $2 million, a positive impact of $33 million, and a negative impact of $114 million on Activision Blizzard's consolidated net revenues in 2014, 2013, and 2012, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

        For the year ended December 31, 2014, given that a significant portion of the Company's GAAP net consolidated revenues is generated in the first half of the fiscal year due to the impact of deferrals, where the euro and British pound strengthened against the U.S dollar as compared to the same period in 2013, the negative impact from the significant weakening of the euro and British pound relative to U.S. dollar in the later stages of 2014 was largely offset in the Company's consolidated net revenues for the full year 2014.

Net Revenues by Platform

        The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2014, 2013, and 2012 (amounts in millions):

	Year Ended December 31, 2014	% of total(3) consolidated net revs.	Year Ended December 31, 2013	% of total(3) consolidated net revs.	Year Ended December 31, 2012	% of total(3) consolidated net revs.	Increase/ (Decrease) 2014 v 2013	Increase/ (Decrease) 2013 v 2012
Platform net revenues:
Online(1)	$867	20%	$912	20%	$986	20%	$(45)	$(74)
PC	551	13	340	7	675	14	211	(335)
Next-generation (PS4, Xbox One, Wii U)	720	16	92	2	16	—	628	76
Prior-generation (PS3, Xbox 360, Wii)	1,430	32	2,287	50	2,170	45	(857)	117

Total Console	2,150	49	2,379	52	2,186	45	(229)	193

Mobile and other(2)	433	10	629	14	703	14	(196)	(74)

Total Activision Blizzard	4,001	91	4,260	93	4,550	93	(259)	(290)

Distribution	407	9	323	7	306	6	84	17

Total consolidated net revenues	$4,408	100%	$4,583	100%	$4,856	100%	$(175)	$(273)

        The increase / (decrease) in deferred revenues recognized by platform for years ended December 31, 2014, 2013, and 2012 was as follows (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012	Increase/ (Decrease) 2014 v 2013	Increase/ (Decrease) 2013 v 2012
Increase/(decrease) in deferred revenues recognized by platform:
Online(1)	$(168)	$107	$(85)	$(275)	$192
PC	(41)	22	(37)	(63)	59
Next-generation (PS4, Xbox One, Wii U)	(477)	(213)	(16)	(264)	(197)
Prior-generation (PS3, Xbox 360, Wii)	295	324	1	(29)	323

Total console	(182)	111	(15)	(293)	126

Mobile and other(2)	(14)	1	6	(15)	(5)

Total impact on consolidated net revenues	$(405)	$241	$(131)	$(646)	$372

(1)
Revenues from online consists of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

(2)
Revenues from mobile and other includes revenues from handheld, tablet, and mobile devices, as well as non-platform specific game-related revenues such as standalone sales of toys and accessories products from our Skylanders franchise and other physical merchandise and accessories.

(3)
The percentages of total are presented as calculated. Therefore the sum of these percentages, as presented, may differ due to the impact of rounding.

        Net revenues from online decreased in 2014, as compared to 2013, primarily due to the deferral of revenues from World of Warcraft: Warlords of Draenor, which was released in November 2014, as compared to the recognition of revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower subscription revenues from World of Warcraft. The decrease was partially offset by the strong performance of value-added services revenues driven by the launch of the World of Warcraft paid character boost.

        Net revenues from online decreased in 2013, as compared to 2012, primarily as a result of lower revenues from Call of Duty Elite memberships, lower World of Warcraft subscription revenues, lower Blizzard catalog sales from World of Warcraft: Cataclysm® and lower value-added services revenue. The decrease was partially offset by the recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria.

        Net revenues from PC increased in 2014, as compared to 2013, due to revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in 2013 and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from the release of StarCraft II: Heart of the Swarm, which was released in March 2013.

        Net revenues from PC decreased in 2013, as compared to 2012, primarily as a result of lower revenues from Diablo III for the PC, which was released in May 2012, partially offset by revenues from StarCraft II: Heart of the Swarm, which was released in March 2013, and the recognition of previously deferred revenues from Call of Duty: Black Ops II.

        Net revenues from next-generation consoles increased in 2014, as compared to 2013. The increase was primarily attributable to an increase in the number of titles released for the next-generation console platforms, as well as increasing consumer adoption of the PS4 and Xbox One. Since the introduction of the PS4 and Xbox One in the fourth quarter of 2013, we have released the following titles, among others, on next-generation consoles: Call of Duty: Ghosts and Skylanders SWAP Force™ in the fourth quarter of 2013; The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark in the second quarter of 2014; Diablo III: Reaper of Souls—Ultimate Evil Edition and Destiny in the third quarter of 2014, Call of Duty: Advanced Warfare and Skylanders Trap Team in the fourth quarter of 2014.

        Net revenues from prior-generation consoles decreased in 2014, as compared to 2013, primarily due to lower revenues from the Call of Duty and Skylanders franchises. The decreases were partially offset by revenues from Destiny, the recognition of previously deferred revenues from Diablo III for the PS3 and the Xbox 360, which was released in September 2013, and revenues from the release of Diablo III: Reaper of Souls—Ultimate Evil Edition.

        Net revenues from next- and prior- generation consoles increased in 2013, as compared to 2012, primarily due to strong revenues from Call of Duty: Black Ops II digital downloadable content, as compared to downloadable content packs for Call of Duty: Modern Warfare 3, and stronger catalog sales of Call of Duty: Black Ops II, as compared to catalog sales of Call of Duty: Modern Warfare 3. The increase was partially offset by lower revenues from our value business, due to its more focused slate of titles, and lower revenues from sales of Call of Duty: Ghosts in 2013, as compared to revenues from sales of Call of Duty: Black Ops II in 2012.

        Net revenues from mobile and other decreased in 2014, as compared to 2013, primarily due to lower revenues from sales of standalone toys and accessories from the Skylanders franchise, and handheld titles. The decrease was partially offset by an increase in mobile and tablet platform revenues from the release of Hearthstone: Heroes of Warcraft on the iPad and Android tablets in 2014.

        Net revenues from mobile and other decreased in 2013, as compared to 2012, primarily due to lower revenues from handheld titles and from sales of standalone toys and accessories from the Skylanders franchise.

        Deferred revenues recognized for online decreased in 2014, as compared to 2013, primarily due to the deferral of revenues from World of Warcraft: Warlords of Draenor, the deferral of value-added services revenues primarily from the launch of the World of Warcraft paid character boost, and lower revenues recognized from World of Warcraft: Mists of Pandaria, which was released in September 2012.

        Deferred revenues recognized for online increased in 2013, as compared to 2012, primarily due to recognition of previously deferred revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower revenues deferred from the World of Warcraft franchise.

        The decrease in deferred revenues recognized for PC in 2014, as compared to 2013, was due to the deferral of revenues from Hearthstone: Heroes of Warcraft and the higher deferral of revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues deferred from StarCraft II: Heart of the Swarm, which was released in March 2013.

        The increase in deferred revenues recognized for PC in 2013, as compared to 2012, was primarily related to the recognition of previously deferred revenues from Diablo III for the PC, partially offset by revenues deferred from Call of Duty: Ghosts, which was released in 2013, and Hearthstone: Heroes of Warcraft, which was released as a closed beta version in 2013.

        The decrease in deferred revenues recognized for next-generation consoles in 2014, as compared to 2013, was due to the higher deferral of revenues from Call of Duty: Advanced Warfare, which was released in November 2014, as compared to revenues deferred from Call of Duty: Ghosts, which was released in November 2013, and the deferral of revenues from Destiny, which was released in September 2014. As discussed above, the PS4 and Xbox One were introduced in the fourth quarter of 2013 and we have since released several titles, which were available on next-generation consoles for the full year in 2014, as compared to a partial year in 2013.

        The decrease in deferred revenues recognized for prior-generation consoles in 2014, as compared to 2013, was due to the deferral of revenues from the launch of Destiny, partially offset by lower deferral of revenues from the Call of Duty franchise and lower deferral of revenues from Diablo III: Reaper of Souls—Ultimate Evil Edition, as compared to the deferral of revenues from Diablo III on PS3 and Xbox 360, which was released in 2013.

        The increase in deferred revenues recognized for prior-generation consoles in 2013, as compared to 2012, was primarily due to higher recognition of previously deferred revenues from Call of Duty: Black Ops II, as compared to revenues deferred for Call of Duty: Ghosts, and from higher revenues recognized from Call of Duty: Black Ops II digital downloadable content, as compared to Call of Duty: Modern Warfare 3 downloadable content packs.

Costs and Expenses

Cost of Sales

        The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2014, 2013, and 2012 (amounts in millions):

	Year Ended December 31, 2014	% of consolidated net revs.	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Increase (Decrease) 2014 v 2013	Increase (Decrease) 2013 v 2012
Product costs	$999	23%	$1,053	23%	$1,116	23%	$(54)	$(63)
Online	232	5	204	4	263	5	28	(59)
Software royalties and amortization	260	6	187	4	194	4	73	(7)
Intellectual property licenses	34	1	87	2	89	2	(53)	(2)

Total cost of sales	$1,525	35	$1,531	33	$1,662	34	$(6)	$(131)

        Total cost of sales of $1,525 million decreased in 2014, as compared to total cost of sales of $1,531 million in 2013, primarily due to lower revenues in 2014 and the relative increase in digital revenues, which generally have relatively lower product costs, as compared to retail revenues. Cost of sales—product costs decreased primarily due to lower retail product sales, partially offset by increased product costs, as a result of increased revenues described above, from our relatively lower-margin Distribution segment. Cost of sales—online increased primarily due to higher online revenues and related support costs. Cost of sales—software royalties and amortization increased primarily due to higher software amortization for introduction of new franchises and new product releases during the year. Cost of sales—intellectual property licenses decreased primarily due to the write-down of intellectual property licenses in 2013, with no comparable write-downs in 2014, lower amortization of our intangible assets, and a reduction in the number of titles released by our value business in 2014, which are normally based on licensed properties.

        Total cost of sales of $1,531 million decreased in 2013, as compared to total cost of sales of $1,662 million in 2012, primarily due to lower revenues in 2013. Cost of sales—product costs decreased primarily due to lower retail product sales, partially offset by increased product costs from our Distribution segment. Cost of sales—online decreased primarily due to lower online revenues and cost reduction efforts in 2012 that benefited 2013.

Product Development (amounts in millions)

	Year Ended December 31, 2014	% of consolidated net revs.	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Increase (Decrease) 2014 v 2013	Increase (Decrease) 2013 v 2012
Product development	$571	13%	$584	13%	$604	12%	$(13)	$(20)

        For 2014, product development costs decreased, as compared to 2013, primarily due to lower stock-based compensation expenses associated with employees involved in product development as a result of fewer shares granted and fewer shares and options vested during the year.

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

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2014	% of consolidated net revs.	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Increase (Decrease) 2014 v 2013	Increase (Decrease) 2013 v 2012
Sales and marketing	$712	16%	$606	13%	$578	12%	$106	$28

        Sales and marketing expenses increased in 2014, as compared to 2013, primarily due to increased spending on sales and marketing activities to support the launch of Destiny, Hearthstone: Heroes of Warcraft, and World of Warcraft: Warlords of Draenor during the year. The increase was partially offset by lower media spending by the Call of Duty and Skylanders franchises.

        Sales and marketing expenses increased in 2013, as compared to 2012, primarily due to increased spending on sales and marketing activities to support the Call of Duty and Skylanders franchises, offset by lower media spending by our value business due to its more focused slate of titles and by our Blizzard segment, due to higher spending in 2012 to support the launches of Diablo III and World of Warcraft: Mists of Pandaria. The increase in sales and marketing expenses in 2013 was also due to our marketing investments related to Destiny.

General and Administrative (amounts in millions)

	Year Ended December 31, 2014	% of consolidated net revs.	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Increase (Decrease) 2014 v 2013	Increase (Decrease) 2013 v 2012
General and administrative	$417	9%	$490	11%	$561	12%	$(73)	$(71)

        General and administrative expenses decreased in 2014, as compared to 2013, primarily due to the lower bankers' and professional fees related to the Purchase Transaction and related debt financings in 2014, as compared to 2013.

        General and administrative expenses decreased in 2013, as compared to 2012, primarily due to lower legal expenses (including legal-related accruals, settlements and fees), lower stock-based compensation expenses and lower bonus accruals, partially offset by the incurrence of bankers' and professional fees related to the Purchase Transaction and related debt financings.

Interest and Other Investment Income (Expense), Net (amounts in millions)

	Year Ended December 31, 2014	% of consolidated net revs.	Year Ended December 31, 2013	% of consolidated net revs.	Year Ended December 31, 2012	% of consolidated net revs.	Increase (Decrease) 2014 v 2013	Increase (Decrease) 2013 v 2012
Interest and other investment income (expense), net	$(202)	(5)%	$(53)	(1)%	$7	—%	$(149)	$(60)

        Interest and other investment income (expense), net, was ($202) million in 2014, as compared to ($53) million in 2013, reflecting a full year of interest expense incurred from the Notes and the Term Loan, which were issued and drawn, respectively, in October 2013. Interest expense for 2013 reflects interest from the period in which the Notes and the Term Loan were issued and drawn, respectively, to the end of the year.

        Interest and other investment income (expense), net, was ($53) million in 2013, as compared to $7 million in 2012, due to interest expense incurred from the Notes and the Term Loan, which were entered into in October 2013. As noted above, interest expense for 2013 reflects the interest from the period in which the Notes and the Term Loan were issued and drawn, respectively, to the end of the year.

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2014	% of Pretax income	Year Ended December 31, 2013	% of Pretax income	Year Ended December 31, 2012	% of Pretax income	Increase (Decrease) 2014 v 2013	Increase (Decrease) 2013 v 2012
Income tax expense	$146	14.9%	$309	23.4%	$309	21.2%	$(163)	$—

        For 2014, the Company's income before income tax expense was $981 million. Our income tax expense of $146 million resulted in an effective tax rate of 14.9%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% is due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of the California research and development ("R&D") credits, and recognition of the retroactive reinstatement of the 2014 federal R&D tax credit described below, offset by changes in the Company's liability for uncertain tax positions.

        On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law which retroactively extended the federal R&D tax credit from January 1, 2014 through December 31, 2014. As a result, the Company recognized the retroactive benefit of the 2014 federal R&D tax credit of approximately $9 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

        For 2013, the Company's income before income tax expense was $1,319 million. Our income tax expense of $309 million resulted in an effective tax rate of 23.4%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% was due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of federal and California R&D credits, recognition of the retroactive reinstatement of the 2012 federal R&D tax credit, and the federal domestic production deduction.

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

        For 2012, the Company's income before income tax expense was $1,458 million. Our income tax expense of $309 million resulted in an effective tax rate of 21.2%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% was due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of California R&D credits, the federal domestic production deduction, and a tax benefit resulting from a federal income tax audit settlement allocated to us by a subsidiary of Vivendi, as further discussed below.

        In 2014 and 2013, our U.S. income before income tax expense was $325 million and $626 million, respectively, and comprised 33% and 47%, respectively, of our consolidated income before income tax expense. In 2014 and 2013, the foreign income before income tax expense was $656 million and $693 million, respectively, and comprised 67% and 53%, respectively, of our consolidated income before income tax expense.

        In 2014 and 2013, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 25% and 13%, respectively. The primary increase in the foreign rate differential is due to the proportional increase over the prior year's earnings in foreign jurisdictions taxed at relatively lower rates. In addition, the 2014 foreign tax provision resulted in a benefit due to changes in foreign temporary differences, as compared to the prior year, where such changes resulted in an increase in the foreign tax provision.

        In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH's net operating loss ("NOL") carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard. For the twelve months ended December 31, 2014 and 2013, we utilized $148 million and $45 million, respectively, of the NOL, which resulted in benefits of $52 million and $16 million, respectively, and a corresponding reserve was established as the position did not meet the "more-likely-than-not" standard. As of December 31, 2014, an indemnification asset of $68 million has been recorded in "Other Assets", and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in "Treasury Stock" (see Note 1 of the Notes to Consolidated Financial Statements for details about the share repurchase).

        As previously disclosed, on July 9, 2008, the Business Combination occurred among Vivendi, the Company and certain of their respective subsidiaries pursuant to which Vivendi Games, then a member of the consolidated U.S. tax group of Vivendi's subsidiary, Vivendi Holdings I Corp. ("VHI"), became a subsidiary of the Company. As a result of the Business Combination, the favorable tax attributes of Vivendi Games carried forward to the Company. In late August 2012, VHI settled a federal income tax audit with the Internal Revenue Service ("IRS") for the tax years ended December 31, 2002, 2003, and 2004. In connection with the settlement agreement, VHI's consolidated federal net operating loss carryovers were adjusted and allocated to various companies that were part of its consolidated group during the relevant periods. This allocation resulted in a $132 million federal net operating loss allocation to Vivendi Games. In September 2012, the Company filed an amended tax return for its December 31, 2008 tax year to utilize these additional federal net operating losses allocated as a result of the aforementioned settlement, resulting in the recording of a one-time tax benefit of $46 million. Prior to the settlement, and given the uncertainty of the VHI audit, the Company had insufficient information to allow it to record or disclose any information related to the audit until the quarter ended September 30, 2012, as disclosed in the Company's Quarterly Report on Form 10-Q for that period.

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

        Activision Blizzard's tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2008 through 2011 tax years. Additionally, the IRS is currently reviewing the Company's application for an advanced pricing agreement ("APA") with respect to the transfer pricing methodology that would be used by the Company for tax years 2010 through 2024. If ongoing discussions with the IRS result in an APA, this could result in a different allocation of profits and losses under the Company's transfer pricing agreements. Such allocation could have a positive or negative impact on the Company's provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter. The Company also has several state and non-U.S. audits pending.

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

        A more detailed analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $8 million, a positive impact of $20 million, and a negative impact of $67 million on Activision Blizzard's consolidated operating income in 2014, 2013 and 2012, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound and its impact on our foreign operating income.

        For the year ended December 31, 2014, given that the majority of the Company's GAAP net consolidated operating income is generated in the first half of the fiscal year due to the impact of deferrals, where the euro and British pound strengthened against the U.S dollar as compared to the same period in 2013, the negative impact from the significant weakening of the euro and British pound relative to U.S. dollar in the later stages of 2014 was largely offset in on the Company's consolidated operating income for the full year 2014.

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2014	2013	Increase (Decrease) 2014 v 2013
Cash and cash equivalents	$4,848	$4,410	$438
Short-term investments	10	33	(23)

	$4,858	$4,443	$415

Percentage of total assets	33%	32%

	For the Years Ended December 31,
	2014	2013	2012	Increase (Decrease) 2014 v 2013	Increase (Decrease) 2013 v 2012
Cash flows provided by operating activities	$1,292	$1,264	$1,345	$28	$(81)
Cash flows (used in) provided by investing activities	(84)	308	(124)	(392)	432
Cash flows used in financing activities	(374)	(1,223)	(497)	849	(726)
Effect of foreign exchange rate changes	(396)	102	70	(498)	32

Net increase in cash and cash equivalents	$438	$451	$794	$(13)	$(343)

Cash Flows Provided by Operating Activities

        The primary drivers of cash flows provided by operating activities typically include the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments for customer service support for our subscribers, payments to third-party developers and intellectual property holders, payments for interest on our debt, payments for software development, payments for tax liabilities, and payments to our workforce.

        Cash flows provided by operating activities were slightly higher for 2014, as compared to 2013, primarily due to a more favorable impact from changes in our working capital accounts, mainly related to cash flows from revenues which were deferred. Cash flows provided by operating activities for the year ended December 31, 2014 included approximately $201 million of interest paid for the Notes and Term Loan, as compared to $57 million for the same period in 2013. Cash flows provided by operating activities were lower for 2013, as compared to 2012, primarily due to lower net income and its impact on changes in our working capital accounts.

Cash Flows (Used in) Provided by Investing Activities

        The primary drivers of cash flows provided by (used in) investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

        Cash flows used in investing activities were $84 million in 2014, as compared to cash flows provided by investing activities of $308 million in 2013. Lower cash flows from investing activities were primarily due to lower proceeds from the maturity of investments and a higher investment in capital expenditures. In 2014, proceeds from maturities were $21 million, the majority of which consisted of U.S. treasury and other government agency securities. Further, capital expenditures during 2014, primarily related to property and equipment, were $107 million.

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

        Cash flows used in financing activities of $374 million were lower for 2014, as compared to the same period in 2013, primarily due to the lack of share repurchases in 2014, offset by the $375 million partial repayment of our Term Loan. We also paid $147 million in dividends and related dividend equivalents and $66 million for taxes in connection with the vesting of employees' restricted stock rights. Cash flows from financing activities for 2014 reflected proceeds of $175 million from the issuance of shares of our common stock to employees in connection with stock option exercises.

        Cash flows used in financing activities of $1.2 billion were higher for 2013, as compared to 2012, primarily due to our repurchase of common stock from Vivendi in October 2013. As previously discussed, on October 11, 2013, we repurchased approximately 429 million shares of our common stock from Vivendi, pursuant to the Stock Purchase Agreement we entered into on July 25, 2013 with Vivendi and ASAC, an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of New VH, a Delaware corporation and wholly-owned subsidiary of Vivendi, which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction. The Purchase Transaction was funded with a combination of $1.2 billion of cash on hand, the net proceeds from a $2.5 billion Term Loan, maturing in October 2020, and the net proceeds from the issuance of $1.5 billion of 2021 Notes and $750 million of 2023 Notes (in each case, as defined below). Refer to Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and below in Other Liquidity and Capital Resources for additional information.

        Additionally, cash flows used in financing activities for the year ended December 31, 2013 included an aggregate cash payment of our annual dividend (and dividend equivalent payment) of $216 million to holders of our common stock and restricted stock units, $59 million for financing costs related to the debt transactions for the Purchase Transaction, $49 million for taxes paid relating to the vesting of employees' restricted stock rights, and $6 million for a repayment of the principal on the Term Loan. Cash flows provided by financing activities for the year ended December 31, 2013 reflected proceeds from the issuance of long-term debt of $4.75 billion and proceeds from the issuance of shares of our common stock to employees in connection with stock option exercises of $158 million.

Effect of Foreign Exchange Rate Changes

        Changes in foreign exchange rates had a negative impact of $396 million and a positive impact of $102 million on our cash and cash equivalents for the years ended December 31, 2014 and 2013, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Other Liquidity and Capital Resources

        Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility. With our cash and cash equivalents and short-term investments of $4.9 billion at December 31, 2014, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($4.2 billion at December 31, 2014) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; funding of dividends; and payments related to debt obligations.

        As of December 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.6 billion, as compared to $3.3 billion as of December 31, 2013. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

        On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the 2021 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. As of December 31, 2014, the Notes had a carrying value of $2.2 billion.

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

        On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility maturing in October 2020 (the "Term Loan"), and a $250 million secured revolving credit facility maturing in October 2018 (the "Revolver" and, together with the Term Loan, the "Credit Facilities"). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver.

        As of December 31, 2014, the outstanding balance of our Term Loan was $2.1 billion. Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its "prime rate," (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate ("LIBOR") rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%. At December 31, 2014, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

        In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

        The Credit Agreement required quarterly principal repayments of 0.25% of the Term Loan's original principal amount, with the balance due on the maturity date. On February 11, 2014, we made a voluntary partial repayment of $375 million on our Term Loan. This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement. On February 11, 2015, we made an additional voluntary principal repayment, this time in the amount of $250 million, which reduced the balance due on the maturity date. The 2015 repayment reduced the Term Loan's outstanding principal balance to $1.9 billion and based on this reduced balance, we expect our contractual interest payments in the future will be reduced by approximately $8 million annually, based on the interest rate of 3.25% at December 31, 2014. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

        Agreements governing our indebtedness, including the indenture governing the Notes and the Credit Agreement, impose operating and financial restrictions on our activities under certain conditions. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, the indenture and the Credit Agreement limit or prohibit our ability to, among other things: incur additional debt or make additional guarantees; pay distributions or dividends and repurchase stock; make other restricted payments, including without limitation, certain restricted investments; create liens; enter into agreements that restrict dividends from subsidiaries; engage in transactions with affiliates; and enter into mergers, consolidations or sales of substantially all of our assets.

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

        The Company was in compliance with the terms of the Notes and Credit Facilities as of December 31, 2014.

Dividends

        On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015.

Capital Expenditures

        We made capital expenditures of $107 million in 2014, as compared to $74 million in 2013. In 2015, we anticipate total capital expenditures of approximately $100 million. Capital expenditures are expected to be primarily for computer hardware and software purchases.

Commitments

        In the normal course of business, we enter into contractual arrangements with third-parties for non-cancelable operating lease agreements for our offices, for the development of products, and for rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2014 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Long-term debt obligations(2)	Total
For the Year Ending December 31,
2015	$36	$180	$45	$200	$461
2016	31	5	—	200	236
2017	28	3	—	200	231
2018	26	—	—	200	226
2019	24	—	—	200	224
Thereafter	23	2	—	4,774	4,799

Total	$168	$190	$45	$5,774	$6,177

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2014, we had $419 million of gross unrecognized tax benefits, of which $392 million was included in "Other Liabilities" and $27 million was included in "Accrued Expenses and Other Liabilities" in the consolidated balance sheet.

(2)
Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments under the Term Loan and the Notes as of December 31, 2014. There was no outstanding balance under our Revolver as of December 31, 2014. The Notes are subject to fixed interest rates and we have calculated the interest obligation based on the applicable rates and payment dates for the Notes. The Term Loan bears a variable interest rate and interest is payable on a quarterly basis. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2014. Refer to Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our debt obligations. On February 11, 2015, we made a voluntary partial repayment of $250 million to the Term Loan. The 2015 repayment is expected to reduce our contractual interest payments, as shown in the table above, by approximately $8 million annually, through the October 2020 maturity date, based on the interest rate of 3.25% at December 31, 2014.

Off-balance Sheet Arrangements

        At December 31, 2014 and 2013, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as "structured finance" or "special purpose" entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

        Our Disclosure Committee, which operates under the Board of Directors approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current-quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct interviews with our senior management team, our legal counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

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

Revenue Recognition including Revenue Arrangements with Multiple Deliverables

        We recognize revenues when there is persuasive evidence of an arrangement, the product or service has been provided to the customer, the collection of our fees is reasonably assured, and the amount of fees to be paid by the customer is fixed or determinable. Certain products are sold to customers with a "street date" (which is the earliest date these products may be sold by retailers). For these products, we recognize revenues on the later of the street date or the date the product is sold to the customer.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that require BESP for the years ended December 31, 2014, 2013 and 2012. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE.

        For product sales, which include the sale of physical products and digital full-game downloads, we consider the product or service to have been provided to the customer upon the transfer of title and risk of loss to our customers, for physical products, or when the product is available for download or is activated for gameplay, for digital full-game downloads. Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection.

        For our software products with online functionality or are a part of a hosted service arrangement, we evaluate whether that functionality constitutes a more-than-inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including digital downloadable content), when it is released. Determining whether the online functionality for a particular game constitutes a more-than-inconsequential deliverable is subjective and requires management judgment. When we determine the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we initially defer all of the software-related revenues from the sale of any such title and recognize the revenues ratably over the estimated service period of the title. In addition, we initially defer the costs of sales for the title and recognize the costs of sales as the related revenues are recognized. The costs of sales include manufacturing costs, software royalties and amortization, and intellectual property licenses and excludes intangible asset amortization.

        For our software products with online functionality that we consider to be incidental to the overall product offering and are inconsequential deliverables, we recognize the related revenues when the revenue recognition criteria described above have been met.

        For our World of Warcraft boxed products, expansion packs and value-added services, we recognize revenues in each case with the related subscription service revenue, ratably over the estimated service period beginning upon activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales," whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing, and other revenues."

        Certain of our games are offered to players on a free-to-play basis. Players can purchase virtual goods, or microtransactions, to enhance their gameplay experience. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent virtual goods that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, generally the estimated service period of the game.

        We determine the estimated service period for our games with consideration of various data points, including the weighted-average number of days between players' first purchase date and last date played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends and the service periods of our previously released games and disclosed service periods for our competitors' games that are similar in nature. Determining the estimated service period is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns and therefore the estimated service period may change in the future. The estimated service periods for our current games range from five months to less than one year.

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

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2014 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $4 million.

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

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Software development costs related to hosted service revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—software royalties and amortization." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

        Commencing upon a product's release, capitalized software development costs are amortized to "Cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less, or over the estimated useful life, generally approximately one to two years.

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

        Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of, or lapses in, the R&D tax credit laws; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by differences between amounts included in our tax filings and the estimate of such amounts included in our tax expenses; by changes in accounting principles; or by changes in tax laws and regulations including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

        Assessment of Impairment of Assets.    Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2014, 2013 and 2012.

        Financial Accounting Standards Board ("FASB") literature related to the accounting for goodwill and other intangibles within ASC Topic 350 provides companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing a two-step approach to testing goodwill for impairment for each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. ASC Topic 350 requires that the impairment test be performed at least annually by applying a fair-value-based test. The qualitative assessment is optional. The first step measures for impairment by applying fair-value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.

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

        The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In determining the fair value of our reporting units, we assumed a discount rate of approximately 10.0%. The estimated fair value of both the Activision and Blizzard reporting units exceeded their carrying values by approximately $4 billion, or at least 25%, as of December 31, 2014. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance, and changes in economic conditions could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2014 and 2013 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 10.0%, and royalty saving rates of approximately 1.5%—2.0%. A one percentage point increase in the discount rate would not yield an impairment charge to our trade names. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation expense is recognized during the requisite service periods (that is, the period for which the employee is being compensated) and is based on the value of stock-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recently Issued Accounting Pronouncements

Revenue recognition

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

Stock-based compensation

        In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, net income and cash flows from our international operations. Similarly, our revenues, operating expenses, net income and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar may have an asymmetric and disproportional impact on our business. We monitor currency volatility throughout the year.

        To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, earnings or cash flows, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks. All of our foreign currency hedging transactions are backed, in amount and by maturity, by an identified underlying item.

        In recent periods, foreign currency derivative contracts for monetary assets, liabilities and earnings were not designated as hedging instruments and foreign currency derivative contracts for cash flows are designated as cash flow hedges. We report the fair value of all of these forward contracts within "Other current assets" or "Other current liabilities" in our consolidated balance sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period. We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

        Changes in the estimated fair value of derivatives not designated as hedging instruments are recorded within "General and administrative expense" or "Interest and other investment income (expense), net" in our consolidated statements of operations, depending on the nature of the underlying transactions.

        At December 31, 2014, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was $11 million. At December 31, 2013, the gross notional amount of outstanding foreign currency forward contracts that were not designated as hedges was $34 million. The fair value of these foreign currency forward contracts was not material as of December 31, 2014 and 2013. For the years ended December 31, 2014 and 2012, we recognized a pre-tax net gain of $1 million and $7 million, respectively, related to these forward contracts. For the year ended December 31, 2013, pre-tax net gains associated with these forward contracts were not material.

        During the year ended December 31, 2014, we entered into foreign currency forward contracts to hedge forecasted intercompany cash flows that are subject to foreign currency risk and designated them as cash flow hedges in accordance with ASC 815. The Company assesses the effectiveness of these cash flow hedges at inception and on an ongoing basis and determines if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive income (loss)" and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative expense" when the hedged item impacts earnings. The Company measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

        At December 31, 2014, we did not have any outstanding foreign currency forward contracts designated as cash flow hedges. For the year ended December 31, 2014, pre-tax net realized gains associated with these forward contracts of $8 million were reclassified out of "Accumulated other comprehensive income (loss)" into "General and administrative expense".

        In the absence of the hedging activities described above, for the year ended December 31, 2014, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $107 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities. We do not currently use derivative financial instruments to manage interest rate risk. As of December 31, 2014, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $21 million. Because we have a 0.75% LIBOR floor in our Term Loan, our interest expense will only increase if the underlying interest rate increases to a level that exceeds the LIBOR floor. This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

        Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2014, our $4.85 billion of cash and cash equivalents were comprised primarily of money market funds. At December 31, 2014, our $10 million of short-term investments included $10 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at December 31, 2014. The Company has determined that, based on the composition of our investment portfolio as of December 31, 2014, there was no material interest rate risk exposure to the Company's consolidated financial condition, results of operations or liquidity as of that date.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2014, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2014, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders entitled "Proposal 1—Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct," and "Corporate Governance Matters—Board of Directors and Committees—Board Committees" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders entitled "Executive Compensation" and "Director Compensation" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information" and "Beneficial Ownership Matters" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders entitled "Audit-Related Matters" to be filed with the Securities and Exchange Commission.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1.	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 89 herein.
2.
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2014, 2013, and 2012 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

Date: February 26, 2015

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

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	February 26, 2015
By:	/s/ DENNIS DURKIN (Dennis Durkin)	Chief Financial Officer and Principal Financial Officer	February 26, 2015
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer and Principal Accounting Officer	February 26, 2015
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 26, 2015
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Chairman and Director	February 26, 2015

By:	/s/ BARRY MEYER (Barry Meyer)	Director	February 26, 2015
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 26, 2015
By:	/s/ PETER NOLAN (Peter Nolan)	Director	February 26, 2015
By:	/s/ RICHARD SARNOFF (Richard Sarnoff)	Director	February 26, 2015
By:	/s/ ELAINE P. WYNN (Elaine P. Wynn)	Director	February 26, 2015

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2015

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2014	At December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,848	$4,410
Short-term investments	10	33
Accounts receivable, net of allowances of $383 and $381 at December 31, 2014 and December 31, 2013, respectively	659	510
Inventories, net	123	171
Software development	452	367
Intellectual property licenses	5	11
Deferred income taxes, net	368	321
Other current assets	444	418

Total current assets	6,909	6,241
Long-term investments	9	9
Software development	20	21
Intellectual property licenses	18	—
Property and equipment, net	157	138
Other assets	85	35
Intangible assets, net	29	43
Trademark and trade names	433	433
Goodwill	7,086	7,092

Total assets	$14,746	$14,012

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$325	$355
Deferred revenues	1,797	1,389
Accrued expenses and other liabilities	592	636
Current portion of long-term debt	—	25

Total current liabilities	2,714	2,405
Long-term debt, net	4,324	4,668
Deferred income taxes, net	114	66
Other liabilities	361	251

Total liabilities	7,513	7,390

Commitments and contingencies (Note 21)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,150,605,926 and 1,132,385,424 shares issued at December 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,924	9,682
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2014 and December 31, 2013	(5,762)	(5,814)
Retained earnings	3,374	2,686
Accumulated other comprehensive income (loss)	(303)	68

Total shareholders' equity	7,233	6,622

Total liabilities and shareholders' equity	$14,746	$14,012

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Net revenues
Product sales	$2,786	$3,201	$3,620
Subscription, licensing, and other revenues	1,622	1,382	1,236

Total net revenues	4,408	4,583	4,856
Costs and expenses
Cost of sales—product costs	999	1,053	1,116
Cost of sales—online	232	204	263
Cost of sales—software royalties and amortization	260	187	194
Cost of sales—intellectual property licenses	34	87	89
Product development	571	584	604
Sales and marketing	712	606	578
General and administrative	417	490	561

Total costs and expenses	3,225	3,211	3,405

Operating income	1,183	1,372	1,451
Interest and other investment income (expense), net	(202)	(53)	7

Income before income tax expense	981	1,319	1,458
Income tax expense	146	309	309

Net income	$835	$1,010	$1,149

Earnings per common share
Basic	$1.14	$0.96	$1.01

Diluted	$1.13	$0.95	$1.01

Weighted-average number of shares outstanding
Basic	716	1,024	1,112
Diluted	726	1,035	1,118
Dividends per common share	$0.20	$0.19	$0.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$835	$1,010	$1,149
Other comprehensive income (loss):
Foreign currency translation adjustment	(371)	93	46
Unrealized gains on investments, net of deferred income taxes of $0 million for the years ended December 31, 2014, 2013, and 2012	—	1	—

Other comprehensive income (loss)	$(371)	$94	$46

Comprehensive income	$464	$1,104	$1,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2014, 2013, and 2012

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital			Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	1,133	$—	—	$—	$9,616	$948	$(72)	$10,492
Components of comprehensive income:
Net income	—	—	—	—	—	1,149	—	1,149
Other comprehensive income (loss)	—	—	—	—	—	—	46	46
Issuance of common stock pursuant to employee stock options	5	—	—	—	33	—	—	33
Issuance of common stock pursuant to restricted stock rights	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	—	—	(16)	—	—	(16)
Forfeiture of restricted stock rights	(3)	—	—	—	—	—	—	—
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	132	—	—	132
Dividends ($0.18 per common share)	—	—	—	—	—	(204)	—	(204)
Shares repurchased (see Note 19)	—	—	(26)	(315)	—	—	—	(315)
Retirement of treasury shares	(26)	—	26	315	(315)	—	—	—

Balance at December 31, 2012	1,112	$—	—	$—	$9,450	$1,893	$(26)	$11,317
Components of comprehensive income:
Net income	—	—	—	—	—	1,010	—	1,010
Other comprehensive income (loss)	—	—	—	—	—	—	94	94
Issuance of common stock pursuant to employee stock options	16	—	—	—	158	—	—	158
Issuance of common stock pursuant to restricted stock rights	8	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(4)	—	—	—	(49)	—	—	(49)
Tax benefit associated with employee stock awards	—	—	—	—	11	—	—	11
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	112	—	—	112
Dividends ($0.19 per common share)	—	—	—	—	—	(217)	—	(217)
Shares repurchased (see Note 19)	—	—	(429)	(5,830)	—	—	—	(5,830)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 17)	—	—	—	16	—	—	—	16

Balance at December 31, 2013	1,132	$—	(429)	$(5,814)	$9,682	$2,686	$68	$6,622
Components of comprehensive income:
Net income	—	—	—	—	—	835	—	835
Other comprehensive income (loss)	—	—	—	—	—	—	(371)	(371)
Issuance of common stock pursuant to employee stock options	14	—	—	—	172	—	—	172
Issuance of common stock pursuant to restricted stock rights	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(2)	—	—	—	(66)	—	—	(66)
Tax benefit associated with employee stock awards	—	—	—	—	30	—	—	30
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	106	—	—	106
Dividends ($0.20 per common share)	—	—	—	—	—	(147)	—	(147)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 17)	—	—	—	52	—	—	—	52

Balance at December 31, 2014	1,151	$—	(429)	$(5,762)	$9,924	$3,374	$(303)	$7,233

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$835	$1,010	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(44)	161	(10)
Provision for inventories	39	33	13
Depreciation and amortization	90	108	120
Loss on disposal of property and equipment	1	—	1
Amortization and write-off of capitalized software development costs and intellectual property licenses(1)	256	207	208
Amortization of debt discount and debt financing costs	7	1	—
Stock-based compensation expense(2)	104	108	126
Excess tax benefits from stock awards	(39)	(29)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(177)	198	(46)
Inventories	(2)	6	(75)
Software development and intellectual property licenses	(349)	(268)	(301)
Other assets	18	(67)	88
Deferred revenues	475	(275)	153
Accounts payable	(12)	7	(54)
Accrued expenses and other liabilities	90	64	(22)

Net cash provided by operating activities	1,292	1,264	1,345

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	21	304	444
Proceeds from auction rate securities called at par	—	—	10
Proceeds from sales of available-for-sale investments	—	98	—
Purchases of available-for-sale investments	—	(26)	(503)
Capital expenditures	(107)	(74)	(73)
Decrease (increase) in restricted cash	2	6	(2)

Net cash (used in) provided by investing activities	(84)	308	(124)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	175	158	33
Tax payment related to net share settlements on restricted stock rights	(66)	(49)	(16)
Excess tax benefits from stock awards	39	29	5
Repurchase of common stock	—	(5,830)	(315)
Dividends paid	(147)	(216)	(204)
Proceeds from issuance of long-term debt	—	4,750	—
Repayment of long-term debt	(375)	(6)	—
Payment of debt discount and financing costs	—	(59)	—

Net cash used in financing activities	(374)	(1,223)	(497)

Effect of foreign exchange rate changes on cash and cash equivalents	(396)	102	70

Net increase in cash and cash equivalents	438	451	794
Cash and cash equivalents at beginning of period	4,410	3,959	3,165

Cash and cash equivalents at end of period	$4,848	$4,410	$3,959

(1)
Excludes deferral and amortization of stock-based compensation expense.

(2)
Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

        Activision Blizzard, Inc. ("Activision Blizzard") is a leading global developer and publisher of interactive entertainment. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We currently offer games for video game consoles, personal computers ("PC"), and handheld, mobile and tablet devices. We maintain significant operations in the United States ("U.S."), Canada, the United Kingdom ("U.K."), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

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

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into on July 25, 2013, with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC (together with ASAC, the "ASAC Entities"). Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of Activision Blizzard's common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the "Private Sale"). Refer to Note 12 of the Notes to Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction.

        On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering. Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds. Vivendi currently owns approximately 41 million shares of our common stock.

        As of December 31, 2014, we had approximately 722 million shares of common stock issued and outstanding. At that date, (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock, (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock, and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

Operating Segments

        Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to "value" buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny®, which was released on September 9, 2014. Activision sells games through both retail and digital online channels. Activision currently offers games that operate on the Microsoft Corporation ("Microsoft") Xbox One ("Xbox One") and Xbox 360 ("Xbox 360"), Nintendo Co. Ltd. ("Nintendo") Wii U ("Wii U") and Wii ("Wii"), and Sony Computer Entertainment, Inc. ("Sony") PlayStation 4 ("PS4") and PlayStation 3 ("PS3") console systems (Xbox One, Wii U, and PS4 are collectively referred to as "next-generation"; Xbox 360, Wii, and PS3 are collectively referred to as "prior-generation"); the PC, the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, and Hearthstone®: Heroes of Warcraft™ franchises. In addition, Blizzard maintains a proprietary online game-related service, Battle.net®. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical "boxed" products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo, StarCraft and Hearthstone: Heroes of Warcraft products. In addition, Blizzard is the creator of Heroes of the Storm™, a new free-to-play online hero brawler that is currently in closed beta testing.

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

Financial Instruments

        The carrying amounts of "Cash and cash equivalents," "Accounts receivable," "Accounts payable," and "Accrued expenses" substantively approximate fair value due to the short-term nature of these accounts. Our investments in U.S. treasuries, government agency securities, and corporate bonds are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. ARS are carried at fair value, which is estimated using an income-approach model.

        The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. To mitigate our foreign currency exchange rate exposure resulting from our foreign currency-denominated monetary assets, liabilities, earnings, or cash flows, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. We do not use derivatives for speculative or trading purposes. We assess the nature of these derivatives under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815 to determine whether such derivatives should be designated as hedging instruments.

        For foreign currency forward contracts that we entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings and are not designated as hedging instruments under ASC 815, we report the fair value of these contracts within "Other current assets" or "Other current liabilities" in our consolidated balance sheets and the changes in fair value within "General and administrative expenses" and "Interest and other investment income (expense), net" in our consolidated statements of operations, depending on the nature of the contracts. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

        For foreign currency forward contracts that we entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive income (loss)" and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative expenses" when the hedged item impacts earnings. The Company measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

Other-Than-Temporary Impairments

        The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is an other-than-temporary impairment. If the decline is determined to be other-than-

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

temporary, the cost basis of the investment is written down to fair value. For available-for-sale fixed maturity instruments where credit-related impairments exist, other-than-temporary impairments are reported in the consolidated statements of operations and non-credit impairments are reported as a component of "Other comprehensive income (loss)."

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

        Our customer base includes retailers and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the U.S. and other countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We did not have any single customer that accounted for 10% or more of net revenues for the years ended December 31, 2014 and 2013. We had one customer for the Activision and Blizzard segments, GameStop, that accounted for approximately 10% of net revenues for the year ended December 31, 2012. We had one customer, Wal-Mart, that accounted for 11% and 24% of consolidated gross receivables at December 31, 2014 and 2013, respectively.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Software development costs related to hosted service revenue arrangements are also capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—software royalties and amortization." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

        Commencing upon a product's release, capitalized software development costs are amortized to "Cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less, or over the estimated useful life, generally approximately one to two years.

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

Inventories

        Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor, and freight-in and are stated at the lower of cost (weighted-average method) or net realizable value. Inventories are relieved on a weighted-average cost method.

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

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20, which provides that reporting units are generally operating segments or one reporting level below the operating segments. As of December 31, 2014 and 2013, our reporting units are the same as our operating segments: Activision, Blizzard, and Distribution. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit. We have determined that no impairment has occurred at December 31, 2014, 2013 and 2012 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2014, 2013 and 2012 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

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

        Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets to determine whether an impairment exists. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have determined that there are no events or circumstances that indicate a potential impairment exists at December 31, 2014, 2013 and 2012.

Revenue Recognition

        We recognize revenues when there is persuasive evidence of an arrangement, the product or service has been provided to the customer, the collection of our fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable. Certain products are sold to customers with a "street date" (which is the earliest date these products may be sold by retailers). For these products, we recognize revenues on the later of the street date or the date the product is sold to the customer. Revenues are recorded net of taxes assessed by governmental authorities that are both imposed on and concurrent with the specific revenue-producing transaction between us and our customer, such as sales and value added taxes.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that require BESP for the years ended December 31, 2014,

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

2013, and 2012. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE.

  Product Sales

        Product sales represent sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products upon the transfer of title and risk of loss to our customers and once all performance obligations have been completed. With respect to digital full-game downloads, we recognize revenues when the product is available for download or is activated for gameplay. Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection. Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the selling price of our products and are reflected as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as sales and marketing expenses when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the benefit.

  Products with Online Functionality or Hosted Service Arrangements

        For our software products with online functionality, we evaluate whether that functionality constitutes a more-than- inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including digital downloadable content), when it is released. Determining whether the online functionality for a particular game constitutes a more-than-inconsequential deliverable is subjective and requires management's judgment. When we determine that the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we initially defer all of the software-related revenues from the sale of any such title (including digital downloadable content) and recognize the revenues ratably over the estimated service period of the title. In addition, we initially defer the costs of sales for the title and recognize the costs of sales as the related revenues are recognized. The costs of sales include manufacturing costs, software royalties and amortization, and intellectual property licenses and exclude intangible asset amortization.

        For our software products with online functionality that we consider to be incidental to the overall product offering and are inconsequential deliverables, we recognize the related revenues when the revenue recognition criteria described above have been met.

        For our World of Warcraft boxed products, expansion packs and value-added services, we recognize revenues in each case with the related subscription service revenues, ratably over the estimated service period, beginning upon the activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales," whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing, and other revenues."

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

  Licensing Revenues

        Third-party licensees in Russia, China and Taiwan distribute and host certain Blizzard games in their respective countries under license agreements, for which they pay the Company a royalty. We recognize these royalties as revenues based on the end users' activation of the underlying prepaid time, if all other performance obligations have been completed, or based on usage by the end user, when we have continuing service obligations. We recognize any upfront licensing fees received over the term of the contracts.

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

  Other Revenues

        Other revenues primarily include revenues from digital downloadable content (e.g. multi-player content packs), microtransactions and the licensing of intellectual property other than software to third-parties.

        Microtransaction revenues are derived from the sale of virtual goods to our players to enhance their gameplay experience in our free-to-play games. Proceeds from the sales of virtual goods are initially recorded in deferred revenues. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, generally the estimated service period of the game.

        Revenues from the licensing of intellectual property other than software to third-parties are recorded upon the receipt of licensee statements, or upon the receipt of cash, provided the license period has begun and all performance obligations have been completed.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Estimated Service Period

        We determine the estimated service period for our games with consideration of various data points, including the weighted average number of days between players' first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends and the service periods of our previously released games and disclosed service periods for our competitors' games that are similar in nature. Determining the estimated service periods is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns and therefore the estimated service period may change in the future. The estimated service periods for our current games range from five months to less than one year.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2014 allowance for sales returns, price protection and other allowances would have impacted net revenues by approximately $4 million.

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

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2014, 2013, and 2012 were $495 million, $401 million, and $396 million, respectively, and are included in "Sales and marketing expense" in the consolidated statements of operations.

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

Earnings (Loss) Per Common Share

        "Basic earnings (loss) per common share" is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. "Diluted earnings per share" is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding, increased by the weighted-average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation expense is recognized during the requisite service period (that is, the period for which the employee is being compensated) and is based on the value of stock-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 included both compensation expense for stock-based payment awards granted by Activision, Inc. prior to, but not yet vested as of July 9, 2008, based on the revalued fair value estimated at July 9, 2008, and compensation expense for the stock-based payment awards granted by us subsequent to July 9, 2008.

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

3. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents with original maturities of three months or less at the date of purchase (amounts in millions):

	At December 31,
	2014	2013
Cash	$333	$377
Foreign government treasury bills	40	33
Money market funds	4,475	4,000

Cash and cash equivalents	$4,848	$4,410

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Investments

        The following table summarizes our short-term and long-term investments at December 31, 2014 and 2013 (amounts in millions):

At December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Restricted cash				$10

Total short-term investments				$10

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$8	$1	$—	$9

At December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Short-term investments:
Available-for-sale investments:
U.S. treasuries and government agency securities	$21	$—	$—	$21
Restricted cash				12

Total short-term investments				$33

Long-term investments:
Available-for-sale investments:
Auction rate securities held through Morgan Stanley Smith Barney LLC	$8	$1	$—	$9

        The following table summarizes the contractually stated maturities of our investments classified as available-for-sale at December 31, 2014 (amounts in millions):

At December 31, 2014	Amortized cost	Fair Value
Auction rate securities due after ten years	$8	$9

5. Inventories, Net

        Our inventories, net consist of the following (amounts in millions):

	At December 31,
	2014	2013
Finished goods	$112	$149
Purchased parts and components	11	22

Inventories, net	$123	$171

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Inventories, Net (Continued)

        Inventory reserves were $52 million and $42 million at December 31, 2014 and 2013, respectively.

6. Software Development and Intellectual Property Licenses

        The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At December 31, 2014	At December 31, 2013
Internally developed software costs	$262	$189
Payments made to third-party software developers	210	199

Total software development costs	$472	$388

Intellectual property licenses	$23	$11

        Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Amortization of capitalized software development costs and intellectual property licenses	$272	$195	$205
Write-offs and impairments	—	29	12

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2014	2013
Land	$1	$1
Buildings	4	5
Leasehold improvements	104	96
Computer equipment	347	424
Office furniture and other equipment	45	60

Total cost of property and equipment	501	586
Less accumulated depreciation	(344)	(448)

Property and equipment, net	$157	$138

        Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $76 million, $84 million, and $90 million, respectively.

        Rental expense was $38 million, $35 million and $37 million for the years ended December 31, 2014, 2013, and 2012, respectively.

8. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2014
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(92)	$6
Internally-developed franchises	11 - 12 years	309	(286)	23

Total definite-lived intangible assets		$407	$(378)	$29

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Intangible Assets, Net (Continued)

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

        Amortization expense of intangible assets was $13 million, $24 million, and $30 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        At December 31, 2014, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2015	$10
2016	9
2017	5
2018	3
2019	2

Total	$29

        We did not record any impairment charges against our intangible assets for the years ended December 31, 2014, 2013 and 2012.

9. Goodwill

        The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2014 and 2013 are as follows (amounts in millions):

	Activision	Blizzard	Total
Balance at December 31, 2012	$6,928	$178	$7,106
Tax benefit credited to goodwill	(13)	—	(13)
Foreign exchange	(1)	—	(1)

Balance at December 31, 2013	$6,914	$178	$7,092
Tax benefit credited to goodwill	(5)	—	(5)
Foreign exchange	(1)	—	(1)

Balance at December 31, 2014	$6,908	$178	$7,086

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. Goodwill (Continued)

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

        At December 31, 2014 and 2013, the gross goodwill and accumulated impairment losses by reporting unit are as follows:

	Activision	Blizzard	Total
Balance at December 31, 2013:
Goodwill	$6,914	$178	$7,092
Accumulated impairment losses	—	—	—

Total	$6,914	$178	$7,092

Balance at December 31, 2014:
Goodwill	$6,908	$178	$7,086
Accumulated impairment losses	—	—	—

Total	$6,908	$178	$7,086

10. Other Current Assets and Current Accrued Expenses and Other Liabilities

        Included in "Other current assets" of our consolidated balance sheets are deferred cost of sales—product costs of $257 million and $240 million at December 31, 2014 and 2013, respectively.

        Included in "Accrued expenses and other liabilities" of our consolidated balance sheets are accrued payroll related costs of $267 million and $254 million at December 31, 2014 and 2013, respectively.

11. Fair Value Measurements

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

11. Fair Value Measurements (Continued)

Fair Value Measurements on a Recurring Basis

        The table below segregates all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2014				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,475	$4,475	$—	$—	Cash and cash equivalents
Foreign government treasury bills	40	40	—	—	Cash and cash equivalents
Auction rate securities ("ARS")	9	—	—	9	Long-term investments

Total recurring fair value measurements	$4,524	$4,515	$—	$9

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

        The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at December 31, 2014 and 2013, respectively:

	Level 3
	ARS(a)	Total financial assets at fair value
Balance at December 31, 2012	$8	$8
Total unrealized gains included in other comprehensive income	1	1

Balance at December 31, 2013	$9	$9
Total unrealized gains included in other comprehensive income	—	—

Balance at December 31, 2014	$9	$9

(a)
Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At December 31, 2014, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts

        The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. In addition, the Company transacts intercompany business in various foreign currencies other than its functional currency, subjecting us to variability in the functional currency-equivalent cash flows. To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts with maturities of generally less than one year. We report the fair value of these contracts within "Other current assets" or "Other current liabilities" in our consolidated balance sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

        We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

Foreign Currency Forward Contracts Not Designated as Hedges

        Foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings and were designated as hedging instruments under ASC 815. Changes in the estimated fair value of these derivatives are recorded within "General and administrative expenses" and "Interest and other investment income (expense), net" in our consolidated statements of operations, depending on the nature of the underlying transactions.

        At December 31, 2014 and 2013, the gross notional amounts of outstanding foreign currency forward contracts not designated as hedges were $11 million and $34 million, respectively. The fair values of these foreign currency forward contracts were not material as of December 31, 2014 and 2013. For the years ended December 31, 2014 and 2012, we recognized a pre-tax net gain of $1 million and $7 million, respectively, related to these forward contracts. For the year ended December 31, 2013, pre-tax net gains associated with these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

        During the year ended December 31, 2014, we entered into foreign currency forward contracts to hedge forecasted intercompany cash flows that are subject to foreign currency risk and designated them as cash flow hedges in accordance with ASC 815. The Company assesses the effectiveness of these cash flow hedges at inception and on an ongoing basis and determines if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive income (loss)" and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative expense" when the hedged item impacts earnings. The Company measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

        At December 31, 2014, we did not have any outstanding foreign currency forward contracts designated as cash flow hedges. For the year ended December 31, 2014, pre-tax net realized gains associated with these forward contracts of $8 million were reclassified out of "Accumulated other comprehensive income (loss)" into "General and administrative expense".

Fair Value Measurements on a Non-Recurring Basis

        We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        For the years ended December 31, 2014, 2013, and 2012, there were no impairment charges related to assets that are measured on a non-recurring basis.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Debt

        The proceeds from the credit facilities and the unsecured senior notes, as described below, were used to fund the Purchase Transaction disclosed in Note 1 of the Notes to Consolidated Financial Statements.

Credit Facilities

        On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility maturing in October 2020 (the "Term Loan"), and a $250 million secured revolving credit facility maturing in October 2018 (the "Revolver" and, together with the Term Loan, the "Credit Facilities"). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver.

        Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its "prime rate," (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate ("LIBOR") rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%. At December 31, 2014, the Credit Facilities bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities would increase.

        In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. Commitment fees are recorded within "Interest and other investment income (expense), net" on the consolidated statement of operations. We are also required to pay customary letter of credit fees, if any, and agency fees.

        The terms of the Credit Agreement required quarterly principal repayments of 0.25% of the Term Loan's original principal amount, with the balance due on the maturity date. On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan. This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement. Since this voluntary principal repayment was not a contractual requirement as of December 31, 2013 and the Board of Directors did not approve the repayment until January 2014, only the contractual principal repayment of $25 million for 2014 has been reflected as "Current portion of long-term debt" in our consolidated balance sheet as of December 31, 2013. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

        The Credit Facilities are guaranteed by certain of the Company's U.S. subsidiaries, whose assets represent approximately 69% of our consolidated assets. The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions. If our obligations under the Revolver exceed 15% of the total facility amount as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement. Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders' commitments to extend credit under the Credit Agreement may be terminated. In addition, an event of

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of December 31, 2014.

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

        The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by the Guarantors. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company's existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions. The Company was in compliance with the terms of the Notes as of December 31, 2014.

        Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year. As of December 31, 2014 and 2013, we had interest payable of $38 million, related to the Notes, recorded within "Accrued expenses and other liabilities" in our consolidated balance sheet.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

        A summary of our debt is as follows (amounts in millions):

	December 31, 2014
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$2,119	$(10)	$2,109
2021 Notes	1,500	(23)	1,477
2023 Notes	750	(12)	738

Total debt	$4,369	$(45)	$4,324
Less: current portion of long-term debt	—	—	—

Total long-term debt	$4,369	$(45)	$4,324

	December 31, 2013
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$2,494	$(12)	$2,482
2021 Notes	1,500	(26)	1,474
2023 Notes	750	(13)	737

Total debt	$4,744	$(51)	$4,693
Less: current portion of long-term debt	(25)	—	(25)

Total long-term debt	$4,719	$(51)	$4,668

        For the years ended December 31, 2014 and 2013, interest expense was $201 million and $57 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $6 million and $1 million, respectively, and commitment fees for the Revolver were not material.

        As of December 31, 2014, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	4,369

Total	$4,369

        As of December 31, 2014 and 2013, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,586 million and $810 million, respectively, as of December 31, 2014 and $1,559 million and $785 million, respectively, as of December 31, 2013.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Debt (Continued)

Deferred Financing Costs

        Costs incurred to obtain our long-term debt are recorded as deferred financing costs within "Other assets—non-current" in our consolidated balance sheets and are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and Notes. For the year ended December 31, 2013, we recorded $7 million of deferred financing costs. Amortization expense related to the deferred financing costs is recorded within "Interest and other investment income (expense), net" in our consolidated statements of operations. For the year ended December 31, 2014, this amount was $1 million. For the year ended December 31, 2013, this amount was not material.

13. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2014 and 2013, were as follows (amounts in millions):

	For the Year Ended December 31, 2014
	Foreign currency translation adjustments	Unrealized gain on available-for- sale securities	Unrealized gain on forward contracts	Total
Balance at December 31, 2013	$67	$1	$—	$68
Other comprehensive income (loss) before reclassifications	(371)	—	8	(363)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(8)	(8)

Balance at December 31, 2014	$(304)	$1	$—	$(303)

	For the Year Ended December 31, 2013
	Foreign currency translation adjustments	Unrealized gain on available-for- sale securities	Unrealized gain on forward contracts	Total
Balance at December 31, 2012	$(26)	$—	$—	$(26)
Other comprehensive income (loss) before reclassifications	93	1	—	94
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—

Balance at December 31, 2013	$67	$1	$—	$68

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

        The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2014, 2013 and 2012 are presented below (amounts in millions):

	Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	Net revenues			Income (loss) from operations before income tax expense
Activision	$2,686	$2,895	$3,072	$762	$971	$970
Blizzard	1,720	1,124	1,609	756	376	717
Distribution	407	323	306	9	8	11

Operating segments total	4,813	4,342	4,987	1,527	1,355	1,698
Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	(405)	241	(131)	(215)	229	(91)
Stock-based compensation expense	—	—	—	(104)	(110)	(126)
Amortization of intangible assets	—	—	—	(12)	(23)	(30)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	—	(13)	(79)	—

Consolidated net revenues / operating income	$4,408	$4,583	$4,856	$1,183	$1,372	$1,451

Interest and other investment income (expense), net				(202)	(53)	7

Consolidated income before income tax expense				$981	$1,319	$1,458

        Geographic information presented below for the years ended December 31, 2014, 2013, and 2012 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Years ended December 31,
	2014	2013	2012
Net revenues by geographic region:
North America	$2,190	$2,414	$2,436
Europe	1,824	1,826	1,968
Asia Pacific	394	343	452

Total consolidated net revenues	$4,408	$4,583	$4,856

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Operating Segments and Geographic Region (Continued)

        The Company's net revenues in the U.S. were 48%, 51%, and 48% of consolidated net revenues for the years ended December 31, 2014, 2013, and 2012, respectively. The Company's net revenues in the U.K. were 16%, 14%, and 14% of consolidated net revenues for the years ended December 31, 2014, 2013, and 2012, respectively. The Company's net revenues in France were 14%, 12%, and 13% of consolidated net revenues for the years ended December 31, 2014, 2013, and 2012, respectively. No other country's net revenues exceeded 10% of consolidated net revenues.

        Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2014	2013	2012
Net revenues by platform:
Console	$2,150	$2,379	$2,186
Online(1)	867	912	986
PC	551	340	675
Mobile and other(2)	433	629	703

Total Activision Blizzard net revenues	4,001	4,260	4,550
Distribution	407	323	306

Total consolidated net revenues	$4,408	$4,583	$4,856

(1)
Revenues from online consist of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

(2)
Revenues from mobile and other include revenues from handheld, mobile and tablet devices, as well as non-platform specific game related revenues such as standalone sales of toys and accessories products from the Skylanders franchise and other physical merchandise and accessories.

        Long-lived assets by geographic region at December 31, 2014, 2013, and 2012 were as follows (amounts in millions):

	Years Ended December 31,
	2014	2013	2012
Long-lived assets* by geographic region:
North America	$122	$102	$90
Europe	29	29	40
Asia Pacific	6	7	11

Total long-lived assets by geographic region	$157	$138	$141

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

15. Stock-Based Compensation

Activision Blizzard Equity Incentive Plans

        On June 5, 2014, our shareholders approved the Activision Blizzard, Inc. 2014 Incentive Plan (the "2014 Plan") and the 2014 Plan became effective. The 2014 Plan authorizes the Compensation Committee of our Board of Directors to provide stock-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2014 Plan, including custom awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of our common stock, or factors that may influence the value of our common stock or that are valued based on our performance or the performance of any of our subsidiaries or business units or other factors designated by the Compensation Committee, as well as incentive bonuses, for the purpose of providing incentives and rewards for superior performance to the directors, officers, employees of, and consultants to, Activision Blizzard and its subsidiaries.

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

        Upon the effective date of the 2014 Plan, we ceased making awards under the following equity incentive plans (collectively, the "Prior Plans"), although such plans will remain in effect and continue to govern outstanding awards: (i) Activision, Inc. 1998 Incentive Plan, as amended; (ii) Activision, Inc. 1999 Incentive Plan, as amended; (iii) Activision, Inc. 2001 Incentive Plan, as amended; (iv) Activision, Inc. 2002 Incentive Plan, as amended; (v) Activision, Inc. 2002 Executive Incentive Plan, as amended; (vi) Activision, Inc. 2002 Studio Employee Retention Incentive Plan, as amended; (vii) Activision, Inc. 2003 Incentive Plan, as amended; (viii) Activision, Inc. 2007 Incentive Plan; and (ix) Activision Blizzard, Inc. 2008 Incentive Plan.

        As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (i) the number of shares relating to awards outstanding under any Prior Plan that: (a) expire, or are forfeited, terminated or cancelled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (iii) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2014, we had approximately 40 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

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

        The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and Director Options
	For the Years Ended December 31,
	2014	2013	2012
Expected life (in years)	5.97	6.44	7.05
Risk free interest rate	1.82%	1.86%	1.12%
Volatility	37.09%	39.00%	40.76%
Dividend yield	0.98%	1.08%	1.65%
Weighted-average fair value at grant date	$5.87	$4.97	$3.47

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition or "mean reversion" from short-term volatility to

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

long-term volatility. Based on these methods, for options granted during the year ended December 31, 2014, the expected stock price volatility ranged from 29.72% to 38.00%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial-lattice model, the risk-free rate reflects the expected movement in the interest rate from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate"). The expected dividend yield assumption for options granted during the year ended December 31, 2014 is based on the Company's historical and expected future amount of dividend payouts.

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

        As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2014, 2013, and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

Stock Option Activities

        Stock option activities for the year ended December 31, 2014 are as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding stock options at December 31, 2013	38,804	$12.63
Granted	6,020	20.41
Exercised	(14,386)	11.97
Forfeited	(939)	14.00
Expired	(13)	10.39

Outstanding stock options at December 31, 2014	29,486	14.50	6.03	$168

Vested and expected to vest at December 31, 2014	28,391	$14.32	5.06	$167
Exercisable at December 31, 2014	19,254	$12.70	4.51	$145

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $117 million, $104 million, and $25 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total grant date fair value of options vested was $19 million, $29 million, and $47 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        At December 31, 2014, $33 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.58 years.

Restricted Stock Units and Restricted Stock Awards Activities

        We grant restricted stock units, which represent the right to receive shares of our common stock, and restricted stock awards, which are issued and outstanding upon grant but subject to the risk of forfeiture (collectively referred to as "restricted stock rights"), under the 2014 Plan to employees around the world, and we assumed, as a result of the Business Combination, the restricted stock rights granted by Activision, Inc. Vesting for restricted stock rights is contingent upon the holders' continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Holders of restricted stock are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy minimum tax withholding requirements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2014 (amounts in thousands except per share amounts):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Unvested restricted stock rights balance at December 31, 2013	22,565	$12.63
Granted	4,111	20.07
Vested	(7,120)	12.23
Forfeited	(1,966)	12.01

Unvested restricted stock rights balance at December 31, 2014	17,590	11.85

        At December 31, 2014, approximately $69 million of total unrecognized compensation cost was related to restricted stock rights and is expected to be recognized over a weighted-average period of 1.26 years. Of the total unrecognized compensation cost, $23 million was related to performance-vesting restricted stock rights, which is expected to be recognized over a weighted-average period of 1.30 years. The total grant date fair value of vested restricted stock rights was $92 million, $57 million and $45 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The income tax benefit from stock option exercises and restricted stock rights was $89 million, $77 million, and $20 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Stock-Based Compensation Expense

        The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Cost of sales—online	$1	$—	$—
Cost of sales—software royalties and amortization	17	17	9
Product development	22	33	20
Sales and marketing	8	7	8
General and administrative	56	53	89

Stock-based compensation expense before income taxes	104	110	126
Income tax benefit	(38)	(40)	(46)

Total stock-based compensation expense, net of income tax benefit	$66	$70	$80

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Stock-Based Compensation (Continued)

        The following table summarizes stock-based compensation included in our consolidated balance sheets as a component of "Software development" (amounts in millions):

Software Development
Balance at December 31, 2011	$10
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(18)

Balance at December 31, 2012	$19
Stock-based compensation expense capitalized and deferred during period	34
Amortization of capitalized and deferred stock-based compensation expense	(31)

Balance at December 31, 2013	$22
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(23)

Balance at December 31, 2014	$26

16. Interest and Other Investment Income (Expense), Net

        Interest and other investment income (expense), net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Interest income	$4	$5	$6
Interest expense	—	—	(1)
Interest expense from debt and amortization of debt discount and deferred financing costs	(208)	(58)	—
Net realized gain on foreign exchange contracts	2	—	2

Interest and other investment income (expense), net	$(202)	$(53)	$7

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Income before income tax expense:
Domestic	$325	$626	$668
Foreign	656	693	790

	$981	$1,319	$1,458

Income tax expense (benefit):
Current:
Federal	$118	$100	$256
State	11	6	14
Foreign	37	31	49

Total current	166	137	319

Deferred:
Federal	26	134	12
State	(18)	(12)	(11)
Foreign	(58)	39	(11)

Total deferred	(50)	161	(10)

Add back tax benefit credited to additional paid-in capital:
Excess tax benefit associated with stock options	30	11	—

Income tax expense	$146	$309	$309

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) (the effective tax rate) for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2014		2013		2012
Federal income tax provision at statutory rate	$343	35%	$462	35%	$510	35%
State taxes, net of federal benefit	5	—	6	—	31	2
Research and development credits	(24)	(2)	(49)	(4)	(10)	(1)
Domestic production activity deduction	—	—	(9)	(1)	(17)	(1)
Foreign rate differential	(245)	(25)	(174)	(13)	(241)	(17)
Change in tax reserves	128	13	89	7	53	4
Shortfall from employee stock option exercises	—	—	—	—	8	—
Return to provision adjustment	(7)	(1)	(3)	—	(4)	—
Net Operating Loss tax attribute received from Internal Revenue Service audit	—	—	—	—	(46)	(3)
Net Operating Loss tax attribute assumed from Purchase Transaction	(52)	(5)	(16)	(1)	—	—
Other	(2)	—	3	—	25	2

Income tax expense	$146	15%	$309	23%	$309	21%

        The Company's tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the jurisdictions with a statutory tax rate less than the U.S. rate of 35%.

        For 2014, the Company's income before income tax expense was $981 million. Our income tax expense of $146 million resulted in an effective tax rate of 15%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% is due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of the California research and development ("R&D") credits, and recognition of the retroactive reinstatement of the 2014 federal R&D tax credit described below, offset by changes in the Company's liability for uncertain tax positions.

        On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law, which retroactively extended the federal R&D tax credit from January 1, 2014 through December 31, 2014. As a result, the Company recognized the retroactive benefit of the 2014 federal R&D tax credit of approximately $9 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

        For 2013, the Company's income before income tax expense was $1,319 million. Our income tax expense of $309 million resulted in an effective tax rate of 23%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% was due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of federal and California R&D credits, recognition of the retroactive reinstatement of the 2012 federal R&D tax credit, and the federal domestic production deduction.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law by the president of the United States. Under the provisions of the American Taxpayer Relief Act of 2012, the R&D tax credit that had expired December 31, 2011, was reinstated retroactively to January 1, 2012,

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

and expired on December 31, 2013. The Company recorded the impact of the extension of the R&D tax credit related to the tax year ended December 31, 2012, as a discrete item the first quarter of 2013. The impact of the extension of the R&D tax credit resulted in a net tax benefit of approximately $12 million related to the tax year ended December 31, 2012.

        For 2012, the Company's income before income tax expense was $1,458 million. Our income tax expense of $309 million resulted in an effective tax rate of 21%. The difference between our effective tax rate and the U.S. statutory tax rate of 35% was due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of California R&D credits, the federal domestic production deduction, and a tax benefit resulting from a federal income tax audit settlement allocated to us by a subsidiary of Vivendi, as further discussed below.

        In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH's net operating loss ("NOL") carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the "more-likely-than-not" standard. For the twelve months ended December 31, 2014 and 2013, we utilized $148 million and $45 million, respectively, of the NOL, which resulted in benefits of $52 million and $16 million, respectively, and a corresponding reserve was established as the position did not meet the "more-likely-than-not" standard. As of December 31, 2014, an indemnification asset of $68 million has been recorded in "Other Assets", and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in "Treasury Stock" (see Note 1 of the Notes to Consolidated Financial Statements for details about the share repurchase).

        As previously disclosed, on July 9, 2008, the Business Combination occurred amongst Vivendi, the Company and certain of their respective subsidiaries, pursuant to which Vivendi Games, then a member of the consolidated U.S. tax group of Vivendi's subsidiary, Vivendi Holdings I Corp. ("VHI"), became a subsidiary of the Company. As a result of the Business Combination, the favorable tax attributes of Vivendi Games carried forward to the Company. In late August 2012, VHI settled a federal income tax audit with the Internal Revenue Service ("IRS") for the tax years ended December 31, 2002, 2003, and 2004. In connection with the settlement agreement, VHI's consolidated federal NOL carryovers were adjusted and allocated to various companies that were part of its consolidated group during the relevant periods. This allocation resulted in a $132 million federal NOL allocation to Vivendi Games. In September 2012, the Company filed an amended tax return for its December 31, 2008 tax year to utilize these additional federal net operating losses allocated as a result of the aforementioned settlement, resulting in the recording of a one-time tax benefit of $46 million. Prior to the settlement, and given the uncertainty of the VHI audit, the Company had insufficient information to allow it to record or disclose any information related to the audit until the quarter ended September 30, 2012, as disclosed in the Company's Form 10-Q for that period.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2014	2013
Deferred tax assets:
Allowance for sales returns and price protection	74	63
Inventory reserve	9	8
Accrued expenses	38	48
Deferred revenue	291	273
Tax credit carryforwards	50	35
Net operating loss carryforwards	10	11
Stock-based compensation	69	91
Transaction costs	9	11
Other	13	25

Deferred tax assets	563	565
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	563	565

Deferred tax liabilities:
Intangibles	(169)	(152)
Prepaid royalties	(22)	(71)
Capitalized software development expenses	(84)	(60)
State taxes	(34)	(27)

Deferred tax liabilities	(309)	(310)

Net deferred tax assets	$254	$255

        As of December 31, 2014 we have gross tax credit carryforwards of $18 million and $97 million for federal and state purposes, respectively, which begin to expire in fiscal 2029. The tax credit carryforwards are presented in "Deferred tax assets" net of unrealized tax benefits that would apply upon the realization of uncertain tax positions. Through our foreign operations, we have approximately $36 million in NOL carryforwards at December 31, 2014, attributed mainly to losses in France and Ireland, the majority of which can be carried forward indefinitely.

        We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more-likely-than-not" standard. Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes it is more likely than not that the net carrying value of the U.S. deferred tax assets will be realized. At December 31, 2014 and 2013, there are no valuation allowances on deferred tax assets.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $3,262 million at December 31, 2014. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. Determination of the unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexity of the hypothetical calculation. In the event of a distribution of these earnings to the U.S. in the form of a dividend, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

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

        Activision Blizzard's tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2008 through 2011 tax years. Additionally, the IRS is currently reviewing the Company's application for an advanced pricing agreement ("APA") with respect to the transfer pricing methodology that would be used by the Company for tax years 2010 through 2024. If ongoing discussions with the IRS result in an APA, this could result in a different allocation of profits and losses under the Company's transfer pricing agreements. Such allocation could have a positive or negative impact on the Company's provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter. The Company also has several state and non-U.S. audits pending. Although the final resolution of the Company's global tax disputes is uncertain, based on current information, in the opinion of the Company's management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Income Taxes (Continued)

        As of December 31, 2014, we had approximately $405 million of unrecognized tax benefits that would affect our effective tax rate if recognized. A reconciliation of total gross unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012 is as follows (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Unrecognized tax benefits balance at January 1	$294	$207	$154
Gross increase for tax positions of prior years	2	1	3
Gross increase for tax positions of current year	125	91	59
Settlement with taxing authorities	(2)	—	(8)
Lapse of statute of limitations	—	(5)	(1)

Unrecognized tax benefits balance at December 31	$419	$294	$207

        We recognize interest and penalties related to uncertain tax positions in "Income tax expense". As of December 31, 2014 and 2013, we had approximately $18 million and $13 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the year ended December 31, 2014 and 2013, we recorded $5 million and $2 million, respectively, of interest expense related to uncertain tax positions. For the year ended December 31, 2012, we did not have any material interest expense and penalties related to uncertain tax positions.

        Based on the current status with the IRS, there is insufficient information to identify any significant changes in unrecognized tax benefits in the next twelve months. However, the Company may recognize a benefit of up to approximately $24 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Computation of Basic/Diluted Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Consolidated net income	$835	$1,010	$1,149
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(4)	(5)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(14)	(18)	(20)

Numerator for basic and diluted earnings per common share—income available to common shareholders	$817	$987	$1,125
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	716	1,024	1,112
Effect of potential dilutive common shares under the treasury stock method: Employee stock options	10	11	6

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive effect of employee stock options	726	1,035	1,118

Basic earnings per common share	$1.14	$0.96	$1.01

Diluted earnings per common share	$1.13	$0.95	$1.01

        Certain of our unvested restricted stock rights (including certain restricted stock units, restricted stock awards, and performance shares) met the definition of participating securities based on their rights to dividends or dividend equivalents. Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2014 and 2013, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 15 million and 24 million shares of common stock that are participating in earnings, respectively.

        Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures. These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 4 million shares are not included in the computation of diluted earnings per share for the year ended December 31, 2014 as their respective performance measures have not been met.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Therefore, options to acquire 2 million, 5 million, and 25 million shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2014, 2013, and 2012, respectively, as the effect of their inclusion would be anti-dilutive.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Computation of Basic/Diluted Earnings Per Common Share (Continued)

        See Note 1 of the Notes to Consolidated Financial Statements for details of the Purchase Transaction which reduced outstanding shares in 2014 as compared to 2013.

19. Capital Transactions

Stock Purchase Agreement

        On October 11, 2013, as described in Note 1 of the Notes to Consolidated Financial Statements, we completed the Purchase Transaction, repurchasing approximately 429 million shares of our common stock for a cash payment of $5.83 billion, pursuant to the terms of the Stock Purchase Agreement (refer to Note 12 of the Notes to Consolidated Financial Statements for financing details of the Purchase Transaction). The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

Repurchase Programs

        On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.

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

        On February 3, 2011, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock. During the year ended December 31, 2012, we repurchased 22 million shares of our common stock for $261 million pursuant to this stock repurchase plan. The 2011 stock repurchase program expired on March 31, 2012.

Dividend

        On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015.

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

20. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2014	2013	2012
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$34	$138	$159
Cash paid for interest	201	19	2

21. Commitments and Contingencies

Letters of Credit

        As described in Note 12 of the Notes to Consolidated Financial Statements, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2014, we did not issue any letter of credit under the Revolver.

        We maintain two irrevocable standby letters of credit, which are required by one of our inventory manufacturers so that we can qualify for certain payment terms on our inventory purchases. Our standby letters of credit were for $10 million and 1 million Euros ($1 million) at December 31, 2014, and $10 million and 15 million Euros ($21 million) at December 31, 2013. For the standby letter of credit denominated in U.S. dollars, under the terms of the arrangements, we are required to maintain a compensating balance on deposit with a bank, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. Both letters of credit were undrawn at December 31, 2014 and 2013.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer or intellectual property holder based on sales of the related game. Additionally, in connection with certain intellectual property rights, acquisitions and development agreements, we commit to spend specified amounts for marketing support for the game(s) which is (are) to be developed or in which the intellectual property will be

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2014 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Total
For the years ending December 31,
2015	$36	$180	$45	$261
2016	31	5	—	36
2017	28	3	—	31
2018	26	—	—	26
2019	24	—	—	24
Thereafter	23	2	—	25

Total	$168	$190	$45	$403

(1)
We have omitted uncertain tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2014, we had $419 million of gross unrecognized tax benefits, of which $392 million was included in "Other Liabilities" and $27 million was included in "Accrued Expenses and Other Liabilities" in our consolidated balance sheet.

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

21. Commitments and Contingencies (Continued)

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

        In addition, on August 14, 2013, we received a letter dated August 9, 2013, from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company. In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013. On October 25, 2013, Pacchia filed an amended complaint under seal. The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company's Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC. The added class claims are against the Company's Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board of Directors formed in connection with the Company's consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC. The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties. The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company's Chief Executive Officer, Chairman and ASAC. On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below. On November 2, 2013, the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. On December 3, 2013, the court selected Pacchia as lead plaintiff. Pacchia filed a second amended complaint on December 11, 2013, and Activision filed an answer on January 31, 2014. Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal. In response to Pacchia's filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. On June 6, 2014, the Court of Chancery denied the defendants' motions to dismiss such claims, with the exception of a breach of contract claim. Subsequently, Pacchia filed a fourth amended complaint containing substantially all of his prior claims, but with the addition of new allegations gleaned from discovery in the matter. ASAC filed a motion to dismiss the re-pleaded breach of contract claim and the other defendants filed answers in response to the fourth amended complaint.

        On September 11, 2013, another stockholder of the Company filed a putative class action and stockholder derivative action in the Court of Chancery of the State of Delaware, captioned Hayes v. Activision Blizzard, Inc., et al., No. 8885-VCL. The complaint names our Board of Directors, Vivendi, New VH, the ASAC Entities, Davis Selected Advisers, L.P. ("Davis") and Fidelity Management & Research Co. ("FMR") as defendants, and the Company as a nominal defendant. The complaint alleges that the defendants violated certain provisions of our Amended and Restated Certificate of Incorporation by failing to submit the matters contemplated by the Stock Purchase Agreement for approval by a majority of our stockholders (other than Vivendi and its controlled affiliates); that our Board of Directors committed breaches of their fiduciary duties in approving the Stock Purchase Agreement; that Vivendi violated fiduciary duties owed to other stockholders of the Company in entering into the Stock Purchase Agreement; that our Chief Executive Officer and our Chairman usurped a corporate opportunity from the Company; that our Board of Directors and Vivendi have engaged in actions to entrench our Board of Directors and officers in their offices; that the ASAC Entities, Davis and FMR aided and abetted breaches of fiduciary duties by the Board of Directors and Vivendi; and that our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR will be unjustly enriched through the Private Sale. The complaint seeks, among other things, the rescission of the Private Sale; an order requiring the transfer to the Company of all or part of the shares that are the subject of the Private Sale; an order implementing measures to eliminate or mitigate the alleged entrenching effects of the Private Sale; an order requiring our Chief Executive Officer and our Chairman, the ASAC Entities, Davis and FMR to disgorge to the Company the amounts by which they have allegedly been unjustly enriched; and alleged damages sustained by the class and the Company. In addition, the stockholder sought a temporary restraining order preventing the defendants from consummating the transactions contemplated by the Stock Purchase Agreement without stockholder approval. Following a hearing on the motion for a temporary restraining order, on September 18, 2013, the Court of Chancery issued a preliminary injunction order, enjoining the consummation of the transactions contemplated by the Stock Purchase Agreement pending (a) the issuance of a final decision after a trial on the merits; (b) receipt of a favorable Activision Blizzard stockholder vote on the transactions contemplated by the Stock Purchase Agreement under Section 9.1(b) of our Amended and Restated Certificate of Incorporation or (c) modification of such preliminary injunction order by the Court of Chancery or the Delaware Supreme Court. On September 20, 2013, the Court of Chancery certified its order issuing the preliminary injunction for

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

interlocutory appeal to the Delaware Supreme Court. The defendants moved the Delaware Supreme Court to accept and hear the appeal on an expedited basis. On September 23, 2013, the Delaware Supreme Court accepted the appeal of the Court of Chancery's decision and granted the defendant's motion to hear the appeal on an expedited basis.

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

        On March 14, 2014, Benston filed a putative class action and derivative complaint in the Court of Chancery, captioned Benston v. Vivendi S.A. et al., No. 9447-VCL. The complaint makes claims similar to Hayes, Pacchia, Pfeiffer and Miller, but also adds J.P. Morgan Chase & Co. and J.P. Morgan Securities LLC as defendants and a so-called Brophy claim for insider trading against certain of the defendants. Benston and his attorneys petitioned the Court of Chancery to appoint them as co-lead plaintiff and co-lead counsel, respectively, for purposes of pursuing the Brophy claim as part of the consolidated Pacchia litigation. On June 6, 2014, the Court of Chancery denied Benston's motion for a leadership role in the consolidated Pacchia litigation. As a result, Pacchia continues to serve as the lead plaintiff in the consolidated cases.

        Certain of defendants filed a motion to dismiss the breach of contract claim set forth in the Fourth Amended Complaint. Pacchia obtained leave to file a Fifth Amended Complaint, which adds additional color to his allegations of wrongdoing based on information learned in discovery, including with respect to the appointment and subsequent election of several of the directors to our Board. For the most part, fact and expert discovery was completed in the Pacchia matter, including the exchange of expert

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

damage and other reports. Pacchia's expert's reports allege damages to the Company in excess of $540 million and to the purported class in excess of $640 million, in addition to disgorgement claims, which could, in theory, exceed $1 billion. Defendants' experts' reports maintain there are no damages to the Company or to the purported class because the Purchase Transaction and the Private Sale were the best transactions available to the parties and the alternate transactions hypothesized by the plaintiff were inferior.

        For the quarter ended September 30, 2014, we accrued a loss contingency in our consolidated financial statements in connection with this matter. The accrual related to potential liabilities associated with legal fees, costs and expenses for services already received prior to the quarter's end, where such fees, costs and expenses had not yet been paid at the quarter's end, and the Company's potential contribution toward the potential settlement of the matter. Although the Company has D&O insurance in connection with the consolidated litigation in a total amount up to $200 million, various insurers have raised arguments that they believe give them the right to deny coverage for a portion of these fees, costs and expenses, as well as for all or a portion of the ultimate liability which may occur in settlement or at trial. Under our Amended and Restated Certificate of Incorporation and certain agreements with members of our Board of Directors, the Company has indemnification obligations to the director defendants to advance fees, costs and expenses and to pay liabilities which arise in connection with their service to the Company, in each case, to the maximum extent permitted by Delaware law. In light of these indemnification obligations and the positions taken by the parties and the various insurers, we determined that a liability was probable and estimable, and accordingly, an accrual was required, as of the quarter ended September 30, 2014.

        On November 19, 2014, the Company announced that an agreement had been reached to settle the Pacchia matter. The Company believes the settlement agreement, which acknowledges no wrongdoing on the part of any party, is in the best interest of the Company and all of its shareholders. Pursuant to the settlement agreement, multiple insurance companies, along with various defendants, will pay $275 million to a settlement fund ("Settlement Fund"). Payment of reasonable and customary fees and costs of plaintiff's attorney, likely not to exceed $72.5 million, will be made from the Settlement Fund. The remaining balance of the Settlement Fund, likely to be at least $202.5 million, will be paid to the Company and will be recorded within "Shareholders' equity" in our consolidated balance sheet. Other terms of the settlement agreement include the addition of two unaffiliated persons to the Company's Board of Directors, an adjustment of certain voting rights and a global release of claims against the defendants. On December 29, 2014, the Company filed a Current Report on Form 8-K, describing and attaching the Stipulation of Compromise and Settlement, which was filed with the Delaware Chancery Court with respect to the settlement of the Pacchia matter (the "Stipulation"). Pursuant to the Stipulation, the Company has notified the applicable shareholders of the settlement agreement. Applicable shareholders are provided an opportunity to object to the settlement, which is subject to approval by the Delaware Chancery Court.

        Objections to the Stipulation have been filed by several shareholders. The plaintiff in the Hayes matter has objected to the settlement on the grounds that a portion of the $275 million Settlement Fund should be reallocated to the members of the class, that the amount of any attorney's fee award should be reduced and that the court should deny any "special award" to the plaintiff in the Pacchia matter. In the absence of such a reallocation of the Settlement Funds, Hayes argues the court should deny approval of the settlement and appoint Hayes and his counsel to lead the class based claims. Hayes also contends the notice of settlement provided by the Company is inadequate. The Company

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Commitments and Contingencies (Continued)

disputes this allegation. The plaintiffs in the Benston and Pfeiffer matters have also filed applications to the court requesting that their counsel receive an attorney's fee award of $7.25 million to be paid out of the attorneys' fees contemplated by the proposed Settlement. Certain defendants have also filed objections to the $50,000 "special award" requested by the Pacchia plaintiff. The Delaware Court of Chancery will hold a hearing on March 4, 2015, to consider the approval of the Stipulation, and a decision by the court is expected thereafter.

        Since the Stipulation does not require the Company to pay any liability on behalf of its defendant directors, the Company has reversed the accrual described above as of December 31, 2014. The reversal of the accrual is partially offset by a new accrual for liabilities associated with legal fees, costs and expenses for services already received prior to the year's end, where such fees, costs and expenses had not yet been paid at the year's end.

        Due to the inherent uncertainties of litigation, including the possibility, that the Delaware Chancery Court does not approve the Stipulation, other potential outcomes are reasonably possible, including outcomes which could include an increase in the Company's liability. The Company believes the possibility that this lawsuit will have a material impact on the Company's business, financial condition, results of operation or liquidity is remote. However, if this assessment is incorrect, then an unfavorable resolution of this lawsuit could have a material adverse effect on the Company's business, financial condition, results of operation or liquidity, particularly in the period in which any potential liabilities may be recognized.

        We believe that the defendants have meritorious defenses. If the Delaware Chancery Court does not approve the Stipulation and the parties are not otherwise able to settle the matter subsequently, then we believe the defendants intend to defend the lawsuit and other related cases vigorously at trial. However, these lawsuits and any other lawsuits are subject to inherent uncertainties and the actual outcome and costs will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and the Company could be forced to expend significant resources in the defense of these lawsuits and the Company and the defendants may not prevail. The Company also may be subject to additional claims in connection with the Purchase Transaction and Private Sale. Monitoring and defending against legal actions is time consuming for our management and detracts from our ability to fully focus our internal resources on our business.

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

22. Related Party Transactions

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

Transactions with ASAC's Affiliates

        Pursuant to the Stock Purchase Agreement, the Company and each of Mr. Kotick, the Company's Chief Executive Officer, and Mr. Kelly, the Company's Chairman of the board of directors, entered into a waiver and acknowledgement letters (together, the "Waivers"), which provide, among other things, (i) that the Purchase Transaction, Private Sale, any public offerings by Vivendi and restructurings by Vivendi and its subsidiaries contemplated by the Stock Purchase Agreement and other transaction documents, shall not (or shall be deemed not to) constitute a "change in control" (or similar term) under their respective employment arrangements, including their employment agreements with the Company, the Company's 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, or any Other Benefit Plans and Arrangements (as defined in the Waivers), (ii) (A) that the shares of our common stock acquired by ASAC and held or controlled by the ASAC Investors (as defined in the Waivers) in connection with the Transactions (as defined in the Waivers) will not be included in or count toward, (B) that the ASAC Investors will not be deemed to be a group for purposes of, and (C) any changes in the composition in the Board of Directors of the Company, in connection with or during the one-year period following the consummation of the Transactions will not contribute towards, a determination that a "change in control" or similar term has occurred with respect to Messrs. Kotick and Kelly's employment arrangements with the Company, and (iii) for the waiver by Messrs. Kotick and Kelly of their rights to change in control payments or benefits under their employment agreements with the Company, the Company's 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, and any Other Benefit Plans and Arrangements (in each case, with respect to all current and future grants, awards, benefits or entitlements) in connection with or as a consequence of the Transactions.

        Also pursuant to the Stock Purchase Agreement, on October 11, 2013, we, ASAC and, for the limited purposes set forth therein, Messrs. Kotick and Kelly entered into the Stockholders Agreement. The Stockholders Agreement contains various agreements among the parties regarding voting rights, transfer rights, and a standstill agreement, among other things.

23. Recently issued accounting pronouncements

Revenue recognition

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

23. Recently issued accounting pronouncements (Continued)

beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

Stock-based compensation

        In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

24. Quarterly Financial and Market Information (Unaudited)

	For the Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Amounts in millions, except per share data)
Net revenues	$1,575	$753	$970	$1,111
Cost of sales	631	253	300	342
Operating income	438	8	310	427
Net income (loss)	361	(23)	204	293
Basic earnings (loss) per share	0.49	(0.03)	0.28	0.40
Diluted earnings (loss) per share	0.49	(0.03)	0.28	0.40

	For the Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Amounts in millions, except per share data)
Net revenues	$1,518	$691	$1,050	$1,324
Cost of sales	655	175	285	416
Operating income	284	70	430	587
Net income	174	56	324	456
Basic earnings per share	0.23	0.05	0.28	0.40
Diluted earnings per share	0.22	0.05	0.28	0.40

25. Subsequent Events

        On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

25. Subsequent Events (Continued)

        On February 3, 2015, the Board of Directors authorized a $250 million repayment of our Term Loan. Accordingly, we made this repayment on February 11, 2015. Since this repayment was not a contractual requirement and was not approved by the Board of Directors until February 2015, we did not reflect the repayment as "Current portion of long-term debt" in our consolidated balance sheet as of December 31, 2014.

        On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share payable on May 13, 2015 to shareholders of record at the close of business on March 30, 2015.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2014
Allowances for sales returns and price protection and other allowances	$376	$212	$(209)	$379
Allowance for doubtful accounts	5	2	(3)	4
At December 31, 2013
Allowances for sales returns and price protection and other allowances	$323	$174	$(121)	$376
Allowance for doubtful accounts	9	1	(5)	5
At December 31, 2012
Allowances for sales returns and price protection and other allowances	$292	$170	$(139)	$323
Allowance for doubtful accounts	8	1	—	9

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

Exhibit Number	Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed June 6, 2014).
3.2	Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed October 18, 2013).
4.1
Indenture, dated as of September 19, 2013, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 10.1 of the Company's Form 8-K, filed September 19, 2013).
10.1*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.2*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 20, 2006).
10.3*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.4*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).
10.6*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed September 20, 2006).
10.7*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.8*	Amendment, dated as of September 14, 2006, to the 2003 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).

Exhibit Number	Exhibit
10.10*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 12, 2012).
10.11*	Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 6, 2014).
10.12*
Form of Stock Option Certificate for grants to persons other than non-employee directors pursuant to the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 31, 2005).
10.13*
Form of Stock Option Agreement for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed May 31, 2005).
10.14*
Form of Executive Stock Option Agreement for grants to Robert A. Kotick or Brian G. Kelly pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of July 26, 2005) (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K for the year ended March 31, 2005).
10.15*
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert A. Kotick or Brian G. Kelly and non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan(effective as of July 26, 2005) (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K for the year ended March 31, 2005).
10.16*
Form of Stock Option Agreement for grants to non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of May 2005) (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended March 31, 2007).
10.17*
Form of Notice of Share Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of June 13, 2007) (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended March 31, 2007).
10.18*
Form of Notice of Share Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of June 13, 2007) (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended March 31, 2007).
10.19*
Form of Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.20*
Form of Notice of Stock Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.21*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2008).

Exhibit Number	Exhibit
10.22*	Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2008).
10.23*
Form of Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended December 31, 2008).
10.24*
Form of Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.47 of the Company's Form 10-K for the year ended December 31, 2008).
10.25*
Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 2008).
10.26*
Form of Notice of Restricted Share Unit Award for grants under the Company's 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.27*
Form of Notice of Performance Share Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.28*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed May 8, 2013).
10.29*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed May 8, 2013).
10.30*
Form of Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed May 8, 2013).
10.31*
Form of Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.8 of the Company's Form 8-K filed May 8, 2013).

Exhibit Number	Exhibit
10.32*	Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed May 8, 2013).
10.33*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 2013).
10.34*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.35*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.36*
Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.37*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.38*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.39*
Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.40*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.41*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.42*	2012 Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2012).
10.43*
Employment Agreement, dated September 9, 2005, between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2005).

Exhibit Number	Exhibit
10.44*	Amendment, dated as of December 15, 2008, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.59 of the Company's Form 10-K for the year ended December 31, 2008).
10.45*
Amendment, dated as of April 15, 2009, to Employment Agreement between Thomas Tippl and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2009).
10.46*
Amendment, dated as of March 23, 2010, to Employment Agreement between Thomas Tippl and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2010).
10.47*	Letter Agreement, dated as of March 12, 2012, between the Company and Thomas Tippl (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, filed March 16, 2012).
10.48*
Amendment, dated as of December 5, 2013, to Employment Agreement between Thomas Tippl and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.57 of the Company's Form 10-K for the year ended December 31, 2013).
10.49*	Notice of Stock Option Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.50*	Notice of Restricted Share Unit Award, dated as of February 10, 2014, to Thomas Tippl (incorporated by reference to Exhibit 10.68 of the Company's Form 10-K for the year ended December 31, 2013).
10.51*	Employment Agreement, dated June 30, 2012, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2012).
10.52*	Letter Agreement, dated as of March 14, 2012, between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.53*
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
10.57*
Amendment, dated as of November 4, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2009).

Exhibit Number	Exhibit
10.58*	Amendment, dated as of October 26, 2010, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.86 of the Company's Form 10-K for the year ended December 31, 2010).
10.59*	Notice of Stock Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.60*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended December 31, 2010).
10.61*	Notice of Stock Option Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2011).
10.62*	Notice of Stock Option Award, dated as of November 9, 2012, to Michael Morhaime (incorporated by reference to Exhibit 10.108 of the Company's Form 10-K for the year ended December 31, 2012).
10.63*	Notice of Restricted Share Unit Award, dated as of November 9, 2012, to Michael Morhaime (incorporated by reference to Exhibit 10.109 of the Company's Form 10-K for the year ended December 31, 2012).
10.64*	Notice of Stock Option Award, dated as of November 15, 2013, to Michael Morhaime (incorporated by reference to Exhibit 10.107 of the Company's Form 10-K for the year ended December 31, 2013).
10.65*	Notice of Restricted Share Unit Award, dated as of November 15, 2013, to Michael Morhaime (incorporated by reference to Exhibit 10.108 of the Company's Form 10-K for the year ended December 31, 2013).
10.66*	Notice of Stock Option Award, dated as of November 14, 2014, to Michael Morhaime.
10.67*	Notice of Restricted Share Unit Award, dated as of November 14, 2014, to Michael Morhaime.
10.68*
Employment Agreement, dated August 31, 2009, between Christopher Walther and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2009).
10.69*
Notice of Assignment of Walther Employment Agreement to Activision Blizzard, Inc. dated December 22, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2014).
10.70*
Amendment, dated as of July 15, 2013, to Employment Agreement between Christopher Walther and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2014).
10.71*	Notice of Restricted Share Unit Award, dated as of August 5, 2013, to Christopher Walther (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2014).
10.72*	Employment Agreement, dated February 29, 2012, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit
10.73*	Notice of Stock Option Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.74*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.75*
Notice of Performance-Vesting Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.76*	Employment Agreement, dated March 15, 2012, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.77*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).
10.78*
Stock Purchase Agreement, dated July 25, 2013, by and between Activision Blizzard, Inc., ASAC II LP, and Vivendi, S.A. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed July 26, 2013).
10.100
Waiver and Acknowledgment Letter, dated July 25, 2013, by and between Robert A. Kotick and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 26, 2013).
10.101
Waiver and Acknowledgment Letter, dated July 25, 2013, by and between Brian G. Kelly and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 26, 2013).
10.102
Commitment Letter, dated July 25, 2013, by and among Activision Blizzard, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed July 26, 2013).
10.103
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.104
Amended and Restated Investor Agreement, dated as of October 11, 2013, among the Company, Vivendi, S.A., VGAC and Activision Entertainment Holdings, Inc. (f/k/a Vivendi Games, Inc.) (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed October 18, 2013).
10.105
ASAC Stockholders Agreement, dated as of October 11, 2013, among ASAC and, for the limited purposes set forth in the ASAC Stockholders Agreement, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed October 18, 2013).
10.106
Cash Management Services Termination Agreement, dated as of October 11, 2013, among the Company, Vivendi, S.A. and Coöperatie Activision Blizzard International U.A. (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K, filed October 18, 2013).

Exhibit Number	Exhibit
10.107	Credit Agreement, dated as of October 11, 2013, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, a group of lenders, Bank of America, N.A., as administrative agent and collateral agent for the lenders, J.P. Morgan Securities LLC, as syndication agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs & Co., HSBC Securities (USA) Inc., Mistubishi UFJ Securities (USA), Inc., Mizuho Securities USA Inc., RBC Capital Markets, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed October 18, 2013).
10.108
Security Agreement, dated as of October 11, 2013, among Activision Blizzard, Inc., as borrower, the other grantors identified therein and Bank of America, N.A., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed October 18, 2013).
10.109*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 1, 2013).
10.110	Stipulation of Compromise and Settlement, dated as of December 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed December 29, 2014).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.