Form 10-Q
period 2015-03-31
Activision Blizzard, Inc.
filed 2015-05-06
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of the registrant’s Common Stock outstanding at April 29, 2015 was 726,186,329.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements relating to the outcome or impact of pending or threatened litigation; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to: sales levels of our titles; increasing concentration of revenue among a small number of titles; our ability to predict consumer preferences, including interest in specific genres, such as first-person action, massively multiplayer online, “toys to life” and music-based games, and preferences among hardware platforms; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the adoption rate and availability of new hardware (including peripherals) and related software, particularly during console transitions; counterparty risks relating to customers, licensees, licensors and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles; changing business models, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition including from used games and other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive game market; litigation risks and associated costs; protection of proprietary rights; shifts in consumer spending trends; capital market risks; applicable regulations; domestic and international economic, financial and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31,	At December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$4,465	$4,848
Short-term investments	5	10
Accounts receivable, net of allowances of $234 and $383 at March 31, 2015 and December 31, 2014, respectively	208	659
Inventories, net	102	123
Software development	358	452
Intellectual property licenses	5	5
Deferred income taxes, net	365	368
Other current assets	355	444
Total current assets	5,863	6,909

Long-term investments	9	9
Software development	46	20
Intellectual property licenses	18	18
Property and equipment, net	158	157
Other assets	138	85
Intangible assets, net	28	29
Trademark and trade names	433	433
Goodwill	7,084	7,086
Total assets	$13,777	$14,746
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$123	$325
Deferred revenues	1,161	1,797
Accrued expenses and other liabilities	615	592
Total current liabilities	1,899	2,714
Long-term debt, net	4,075	4,324
Deferred income taxes, net	124	114
Other liabilities	441	361
Total liabilities	6,539	7,513
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,154,580,858 and 1,150,605,926 shares issued at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	9,968	9,924
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2015 and December 31, 2014	(5,709)	(5,762)
Retained earnings	3,598	3,374
Accumulated other comprehensive income (loss)	(619)	(303)
Total shareholders’ equity	7,238	7,233
Total liabilities and shareholders’ equity	$13,777	$14,746

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2015	2014

Net revenues
Product sales	$784	$769
Subscription, licensing, and other revenues	494	342
Total net revenues	1,278	1,111

Costs and expenses
Cost of sales — product costs	209	225
Cost of sales — online	53	58
Cost of sales — software royalties and amortization	148	57
Cost of sales — intellectual property licenses	3	2
Product development	145	143
Sales and marketing	92	104
General and administrative	86	95
Total costs and expenses	736	684

Operating income	542	427

Interest and other expense, net	50	51

Income before income tax expense	492	376

Income tax expense	98	83

Net income	$394	$293

Earnings per common share
Basic	$0.54	$0.40
Diluted	$0.53	$0.40

Weighted-average number of shares outstanding
Basic	723	709
Diluted	731	720

Dividends per common share	$0.23	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2015	2014

Net income	$394	$293

Other comprehensive income (loss):
Foreign currency translation adjustment	(330)	(5)
Unrealized gains on forward contracts designated as hedges, net of deferred income taxes of $0 million for the three months ended March 31, 2015 and 2014	14	—
Other comprehensive income (loss)	$(316)	$(5)

Comprehensive income	$78	$288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$394	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3)	6
Provision for inventories	6	9
Depreciation and amortization	20	19
Amortization of capitalized software development costs and intellectual property licenses (1)	142	51
Amortization of debt discount and debt financing costs	2	2
Stock-based compensation expense (2)	23	29
Excess tax benefits from stock awards	(14)	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	438	290
Inventories	10	5
Software development and intellectual property licenses	(77)	(71)
Other assets	108	111
Deferred revenues	(567)	(298)
Accounts payable	(208)	(189)
Accrued expenses and other liabilities	(65)	(104)
Net cash provided by operating activities	209	136

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	21
Capital expenditures	(21)	(37)
Decrease in restricted cash	5	4
Net cash used in investing activities	(16)	(12)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	27	119
Tax payment related to net share settlements on restricted stock rights	(3)	(13)
Excess tax benefits from stock awards	14	17
Repayment of long-term debt	(250)	(375)
Net cash used in financing activities	(212)	(252)

Effect of foreign exchange rate changes on cash and cash equivalents	(364)	(3)

Net decrease in cash and cash equivalents	(383)	(131)

Cash and cash equivalents at beginning of period	4,848	4,410

Cash and cash equivalents at end of period	$4,465	$4,279

(1)   Excludes deferral and amortization of stock-based compensation expense.

(2)   Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

(Amounts and shares in millions)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	1,151	$—	(429)	$(5,762)	$9,924	$3,374	$(303)	$7,233

Components of comprehensive income:
Net income	—	—	—	—	—	394	—	394
Other comprehensive income (loss)	—	—	—	—	—	—	(316)	(316)
Issuance of common stock pursuant to employee stock options	2	—	—	—	27	—	—	27
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(18)	—	—	(18)
Tax benefit associated with employee stock awards	—	—	—	—	13	—	—	13
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	22	—	—	22
Dividends ($0.23 per common share)	—	—	—	—	—	(170)	—	(170)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 9)	—	—	—	53	—	—	—	53

Balance at March 31, 2015	1,155	$—	(429)	$(5,709)	$9,968	$3,598	$(619)	$7,238

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.              Description of Business and Basis of Consolidation and Presentation

Activision Blizzard, Inc. (“Activision Blizzard”) is a leading global developer and publisher of interactive entertainment.  The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.  We currently offer games for video game consoles, personal computers (“PC”), and handheld, mobile and tablet devices.  We maintain significant operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea and China.

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

On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) we entered into with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC (together with ASAC, the “ASAC Entities”). Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of our common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”). Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction.

On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds.

As of March 31, 2015, we had approximately 726 million shares of common stock issued and outstanding.  At that date: (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock; (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock; and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “prior-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, and Hearthstone®: Heroes of Warcraft™ franchises.  In addition, Blizzard maintains a proprietary online game-related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo, StarCraft and Hearthstone: Heroes of Warcraft products.  In addition, Blizzard is the creator of Heroes of the Storm™, a new free-to-play online hero brawler that is currently in closed beta testing.

(iii) Activision Blizzard Distribution

Activision Blizzard Distribution (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

2.              Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At March 31,	At December 31,
	2015	2014
Finished goods	$90	$112
Purchased parts and components	12	11

Inventories, net	$102	$123

Inventory reserves were $50 million and $52 million at March 31, 2015 and December 31, 2014, respectively.

3.              Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At	At
	March 31,	December 31,
	2015	2014
Internally developed software costs	$247	$262
Payments made to third-party software developers	157	210
Total software development costs	$404	$472

Intellectual property licenses	$23	$23

Amortization of capitalized software development costs and intellectual property licenses was the following (amounts in millions):

	For the Three Months Ended March 31,
	2015	2014
Amortization of capitalized software development costs and intellectual property licenses	$147	$58

4.              Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2015
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(92)	$6
Internally-developed franchises	11 - 12 years	309	(287)	22
Total definite-lived intangible assets		$407	$(379)	$28

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2014
	Estimated	Gross
	useful	carrying	Accumulated	Net carrying
	lives	amount	amortization	amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(92)	$6
Internally-developed franchises	11 - 12 years	309	(286)	23
Total definite-lived intangible assets		$407	$(378)	$29

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2015 (remaining nine months)	$10
2016	8
2017	5
2018	3
2019	2
Total	$28

5.                 Fair Value Measurements

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

		Fair Value Measurements at
		March 31,2015 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Balance Sheet
	2015	(Level 1)	(Level 2)	(Level 3)	Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,271	$4,271	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	14	—	14	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,328	$4,305	$14	$9

		Fair Value Measurements at
		December 31, 2014 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	As of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Balance Sheet
	2014	(Level 1)	(Level 2)	(Level 3)	Classification
Recurring fair value measurements:
Money market funds	$4,475	$4,475	$—	$—	Cash and cash equivalents
Foreign government treasury bills	40	40	—	—	Cash and cash equivalents
ARS	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,524	$4,515	$—	$9

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at March 31, 2015 and 2014, respectively:

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2014	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at March 31, 2015	$9	$9

	Level 3
		Total
		financial
		assets at
	ARS	fair
	(a)	value
Balance at December 31, 2013	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at March 31, 2014	$9	$9

(a)         Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At March 31, 2015, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

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

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other investment income (expense), net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.

At March 31, 2015 there were no outstanding foreign currency forward contracts not designated as hedges.  At December 31, 2014, there was one outstanding foreign currency forward contract not designated as a hedge; the notional amount of that foreign currency forward contract was $11 million and the fair value was not material.  For the three months ended March 31, 2015 and 2014, pre-tax net losses related to these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

For foreign currency forward contracts entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and which we designated as cash flow hedges in accordance with ASC Topic 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis to determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. We record the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassify the related amount of accumulated other comprehensive income (loss) to earnings within “General and administrative expense” when the hedged item impacts earnings. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $213 million at March 31, 2015. During the three months ended March 31, 2015, there was no ineffectiveness relating to these hedges. The net unrealized gains of approximately $14 million related to these contracts at March 31, 2015 are expected to be reclassified into earnings within the next twelve months. We did not have any outstanding foreign currency forward contracts designated as cash flow hedges at December 31, 2014, or for the three months ended March 31, 2014.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three months ended March 31, 2015 and 2014, there were no impairment charges related to assets that are measured on a non-recurring basis.

6.              Debt

The proceeds from the credit facilities and the unsecured senior notes, as described below, were used to fund the Purchase Transaction disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Credit Facilities

On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver.   To date, we have not drawn on the Revolver and there are no letters of credit issued and outstanding as of March 31, 2015 and December 31, 2014.

Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At March 31, 2015, the Credit Facilities bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities will increase.

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

The terms of the Credit Agreement required quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.   This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement.  On February 11, 2015, we made an additional voluntary repayment of $250 million on our Term Loan.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 70% of our consolidated assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  If our obligations under the Revolver exceed 15% of the total facility amount as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of March 31, 2015.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of March 31, 2015.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year.  As of March 31, 2015 and December 31, 2014, we had interest payable of $5 million and $38 million, respectively, related to the Notes, recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet.

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

A summary of our debt is as follows (amounts in millions):

	March 31, 2015
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$1,869	$(10)	$1,859
2021 Notes	1,500	(22)	1,478
2023 Notes	750	(12)	738
Total long-term debt	$4,119	$(44)	$4,075

	December 31, 2014
	Gross Carrying	Unamortized	Net Carrying
	Amount	Discount	Amount
Term Loan	$2,119	$(10)	$2,109
2021 Notes	1,500	(23)	1,477
2023 Notes	750	(12)	738
Total long-term debt	$4,369	$(45)	$4,324

For the three months ended March 31, 2015 and March 31, 2014, interest expense was $49 million and $51 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $1 million and $2 million, respectively, and commitment fees for the Revolver were not material.

As of March 31, 2015, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2015 (remaining nine months)	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	4,119
Total	$4,119

As of March 31, 2015 and December 31, 2014, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,599 million and $819 million, respectively, as of March 31, 2015 and $1,586 million and $810 million, respectively, as of December 31, 2014.

Deferred Financing Costs

Costs incurred to obtain our long-term debt are recorded as deferred financing costs within “Other assets — non-current” in our condensed consolidated balance sheets and are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and Notes.  Amortization expense related to the deferred financing costs is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statements of operations.  For the three months ended March 31, 2015 and 2014, this amount was not material.

7.              Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at March 31, 2015 and 2014, were as follows (amounts in millions):

	For the Three Months Ended March 31, 2015
	Foreign currency	Unrealized gain	Unrealized gain
	translation	on available-for-	on forward
	adjustments	sale securities	contracts	Total
Balance at December 31, 2014	$(304)	$1	$—	$(303)
Other comprehensive income (loss) before reclassifications	(330)	—	14	(316)
Balance at March 31, 2015	$(634)	$1	$14	$(619)

	For the Three Months Ended March 31, 2014
	Foreign currency	Unrealized gain	Unrealized gain
	translation	on available-for-	on forward
	adjustments	sale securities	contracts	Total
Balance at December 31, 2013	$67	$1	$—	$68
Other comprehensive income (loss) before reclassifications	(5)	—	—	(5)
Balance at March 31, 2014	$62	$1	$—	$63

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2015 and 2014 are presented below (amounts in millions):

	Three Months Ended March 31,
	2015	2014	2015	2014
			Income (loss) from operations
	Net revenues		before income tax expense
Activision	$303	$237	$66	$2
Blizzard	352	462	139	239
Distribution	48	73	(1)	(1)
Operating segments total	703	772	204	240

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	575	339	362	219
Stock-based compensation expense	—	—	(23)	(30)
Amortization of intangible assets	—	—	(1)	(2)
Consolidated net revenues / operating income	$1,278	$1,111	$542	$427
Interest and other expense, net			50	51
Consolidated income before income tax expense			$492	$376

Geographic information presented below for the three months ended March 31, 2015 and 2014 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three months ended March 31,
	2015	2014
Net revenues by geographic region:
North America	$704	$563
Europe	464	462
Asia Pacific	110	86
Total consolidated net revenues	$1,278	$1,111

The Company’s net revenues in the U.S. were 53%, and 48% of consolidated net revenues for the three months ended March 31, 2015 and 2014, respectively.  The Company’s net revenues in the U.K. were 12% and 15% of consolidated net revenues for the three months ended March 31, 2015 and 2014, respectively. The Company’s net revenues in France were 8% and 13% of consolidated net revenues for the three months ended March 31, 2015 and 2014, respectively.  No other country’s net revenues exceeded 10% of consolidated net revenues.

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended March 31,
	2015	2014
Net revenues by platform:
Console	$758	$654
Online (1)	272	201
PC	114	100
Mobile and other(2)	86	83
Total Activision Blizzard net revenues	1,230	1,038
Distribution	48	73
Total consolidated net revenues	$1,278	$1,111

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

Long-lived assets by geographic region at March 31, 2015 and December 31, 2014 were as follows (amounts in millions):

	At March 31,	At December 31,
	2015	2014
Long-lived assets* by geographic region:
North America	$129	$122
Europe	24	29
Asia Pacific	5	6
Total long-lived assets by geographic region	$158	$157

*The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

We did not have any single external customers that accounted for 10% or more of consolidated net revenues for the three months ended March 31, 2015 and 2014.

9.              Income Taxes

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); changes in enacted tax laws and regulations, rulings and interpretations thereof, including with respect to tax credits, state and local income taxes; developments in tax audits and other matters;  and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $98 million for the three months ended March 31, 2015 reflects an effective tax rate of 19.9%, which is lower than the effective tax rate of 22.1% for the three months ended March 31, 2014.  This decrease is primarily due to an increase in the amount of foreign earnings, which are taxed at relatively lower statutory rates, as compared to domestic earnings, which are taxed at relatively higher statutory rates, in the estimated effective annual tax rate.

The effective tax rate of 19.9% for the three months ended March 31, 2015 differed from the U.S. statutory rate of 35.0%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, recognition of California research and development credits, and the federal domestic production deductions, offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2015 and will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  Additionally, the IRS is currently reviewing our application for an advanced pricing agreement (“APA”) with respect to the transfer pricing methodology that would be used by the Company for tax years 2010 through 2024.   If ongoing discussions with the IRS result in an APA, this could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter.

In addition, Vivendi Games’ tax return for the 2008 tax year is under examination by the Internal Revenue Service and several state taxing authorities. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, generally consisting of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the three months ended March 31, 2015, we utilized $152 million of the NOL, which resulted in a tax benefit of $53 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  As of March 31, 2015, an indemnification asset of $121 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

10.       Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2015	2014

Numerator:
Consolidated net income	$394	$293
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(4)	(5)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(3)	(3)
Numerator for basic and diluted earnings per common share — income available to common shareholders	$387	$285

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	723	709

Effect of potential dilutive common shares under the treasury stock method:	8	11
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	731	720

Basic earnings per common share	$0.54	$0.40

Diluted earnings per common share	$0.53	$0.40

Certain of our unvested restricted stock rights (including certain restricted stock units, restricted stock awards, and performance shares) met the definition of participating securities based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2015 and 2014, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 10 million and 17 million shares of common stock, respectively, that are participating in earnings.

Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period.   Approximately 4 million and 3 million shares are not included in the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Therefore, options to acquire 6 million and 3 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2015 and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

11.   Capital Transactions

Repurchase Programs

On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.  As of March 31, 2015, we have not repurchased any shares under this program.

Dividend

On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015.  As such, we have included $170 million of dividends payable in “Accrued expense and other liabilities” and “Other liabilities” on our condensed consolidated balance sheet as of March 31, 2015.

On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On May 14, 2014, we made an aggregate cash dividend payment of $143 million to such shareholders, and on May 30, 2014, we made related dividend equivalent payments of $4 million to holders of restricted stock rights.

12.       Commitments and Contingencies

Legal Proceedings

We are subject to various legal proceedings and claims. SEC regulations govern disclosure of legal proceedings in periodic reports and ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

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

In addition, on August 14, 2013, we received a letter dated August 9, 2013, from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company. In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013. On October 25, 2013, Pacchia filed an amended complaint under seal. The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC. The added class claims are against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board of Directors formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC. The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties. The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC. On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below. On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. On December 3, 2013, the court selected Pacchia as lead plaintiff. Pacchia filed a second amended complaint on December 11, 2013, and Activision filed an answer on January 31, 2014. Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal. In response to Pacchia’s filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. On June 6, 2014, the Court of Chancery denied the defendants’ motions to dismiss such claims, with the exception of a breach of contract claim. Subsequently, Pacchia filed a fourth amended complaint containing substantially all of his prior claims, but with the addition of new allegations gleaned from discovery in the matter. ASAC filed a motion to dismiss the re-pleaded breach of contract claim and the other defendants filed answers in response to the fourth amended complaint.

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

For the quarter ended September 30, 2014, we accrued a loss contingency in our consolidated financial statements in connection with this matter. The accrual related to potential liabilities associated with legal fees, costs and expenses for services already received prior to the quarter’s end, where such fees, costs and expenses had not yet been paid at the quarter’s end, and the Company’s potential contribution toward the potential settlement of the matter. Although the Company has D&O insurance in connection with the consolidated litigation in a total amount up to $200 million, various insurers have raised arguments that they believe give them the right to deny coverage for a portion of these fees, costs and expenses, as well as for all or a portion of the ultimate liability which may occur in settlement or at trial. Under our Amended and Restated Certificate of Incorporation and certain agreements with members of our Board of Directors, the Company has indemnification obligations to the director defendants to advance fees, costs and expenses and to pay liabilities which arise in connection with their service to the Company, in each case, to the maximum extent permitted by Delaware law. In light of these indemnification obligations and the positions taken by the parties and the various insurers, we determined that a liability was probable and estimable, and accordingly, an accrual was required, as of the quarter ended September 30, 2014.

On November 19, 2014, the Company announced that an agreement had been reached to settle the Pacchia matter. The Company believes the settlement agreement, which acknowledges no wrongdoing on the part of any party, is in the best interest of the Company and all of its shareholders. Pursuant to the settlement agreement, multiple insurance companies, along with various defendants, will pay $275 million to a settlement fund (“Settlement Fund”). Payment of reasonable and customary fees and costs of plaintiff’s attorney, likely not to exceed $72.5 million, will be made from the Settlement Fund. The remaining balance of the Settlement Fund, likely to be at least $202.5 million, will be paid to the Company and will be recorded within “Shareholders’ equity” in our consolidated balance sheet. Other terms of the settlement agreement include the addition of two unaffiliated persons to the Company’s Board of Directors, an adjustment of certain voting rights and a global release of claims against the defendants. On December 29, 2014, the Company filed a Current Report on Form 8-K, describing and attaching the Stipulation of Compromise and Settlement, which was filed with the Delaware Chancery Court with respect to the settlement of the Pacchia matter (the “Stipulation”). Pursuant to the Stipulation, the Company has notified the applicable shareholders of the settlement agreement. Applicable shareholders were provided an opportunity to object to the settlement, which is subject to approval by the Delaware Chancery Court.

Objections to the Stipulation have been filed by several shareholders. The plaintiff in the Hayes matter has objected to the settlement on the grounds that a portion of the $275 million Settlement Fund should be reallocated to the members of the class, that the amount of any attorney’s fee award should be reduced and that the court should deny any “special award” to the plaintiff in the Pacchia matter. In the absence of such a reallocation, Hayes argues the court should deny approval of the settlement and appoint Hayes and his counsel to lead the class-based claims. Hayes also contends the notice of settlement provided by the Company is inadequate. The Company disputes this allegation. The plaintiffs in the Benston and Pfeiffer matters have also filed applications to the court requesting that their counsel receive an attorney’s fee award of $7.25 million to be paid out of the attorneys’ fees contemplated by the proposed Settlement. Certain defendants have also filed objections to the $50,000 “special award” requested by the Pacchia plaintiff. The Delaware Court of Chancery held a hearing on March 4, 2015, to consider the approval of the Stipulation, and a decision by the court is expected on or before June 2, 2015.

Since the Stipulation does not require the Company to pay any liability on behalf of its defendant directors, the Company reversed the accrual described above as of December 31, 2014. The reversal of the accrual was partially offset by a new accrual for liabilities associated with legal fees, costs and expenses for services already received prior to the year’s end, where such fees, costs and expenses had not yet been paid at the year’s end.

Due to the inherent uncertainties of litigation, including the possibility that the Delaware Chancery Court does not approve the Stipulation, other potential outcomes are reasonably possible, including outcomes which could include an increase in the Company’s liability. The Company believes the possibility that this lawsuit will have a material impact on the Company’s business, financial condition, results of operation or liquidity is remote. However, if this assessment is incorrect, then an unfavorable resolution of this lawsuit could have a material adverse effect on the Company’s business, financial condition, results of operation or liquidity, particularly in the period in which any potential liabilities may be recognized.

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

13.  Related Party Transactions

Transactions with Vivendi and Its Affiliates

As part of the Business Combination in 2008, we entered into various transactions and agreements, including cash management services agreements, a tax sharing agreement and an investor agreement, with Vivendi and its subsidiaries. In connection with the consummation of the Purchase Transaction, we terminated the cash management arrangements with Vivendi and amended our investor agreement with Vivendi. We are also party to a number of agreements with subsidiaries and other affiliates of Vivendi, including music licensing and distribution arrangements and promotional arrangements, none of which were impacted by the Purchase Transaction.  None of these services, transactions and agreements with Vivendi and its affiliates were material, either individually or in the aggregate, to the consolidated financial statements as a whole.  As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, on May 28, 2014 Vivendi sold 41 million shares, reducing its ownership interest below 10%, and is no longer considered a related party.

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

14.       Recently issued accounting pronouncements

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

Stock-based compensation

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Consolidations

In February 2015, the FASB issued new guidance related to consolidations. The new standard amends certain requirements for determining whether a variable interest entity must be consolidated. The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Debt Issuance Costs

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs in financial statements. The new standard requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. The new guidance will be applied retrospectively to each prior period presented. The adoption of this guidance will not have a material impact on our financial statements.

Internal-Use Software

In April 2015, the FASB issued new guidance related to internal-use software. The new standard relates to a customer’s accounting for fees paid in cloud computing arrangements. The amendment provides guidance for customers to determine whether such arrangements include software licenses. If a cloud arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “prior-generation”); the personal computer (“PC”); the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, and Hearthstone®: Heroes of Warcraft™ franchises.  In addition, Blizzard maintains a proprietary online game-related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo and StarCraft products.  In addition, Blizzard is the creator of Heroes of the Storm™, a new free-to-play online hero brawler that is currently in closed beta testing.

Activision Blizzard Distribution

Our distribution segment (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended March 31, 2015, Activision Blizzard had net revenues of $1.3 billion, as compared to net revenues of $1.1 billion for the same period in 2014.  For the three months ended March 31, 2015, Activision Blizzard had earnings per diluted share of $0.53, as compared to earnings per diluted share of $0.40 for the same period in 2014.

On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015.  As such, we have included $170 million of dividends payable in “Accrued expense and other liabilities” and “Other liabilities” on our condensed consolidated balance sheet as of March 31, 2015.

According to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates, including toys and accessories, during the first quarter of 2015:

•                  Activision had two of the top five videogame franchises in North America and Europe.

•                  Skylanders Trap Team was the #1 console title globally.

Activision Blizzard Recent and Upcoming Product Releases

We have recently released the following titles and games, among other titles:

•                  On January 11, 2015, Activision entered open beta for Call of Duty Online, a free-to-play game available in China.

•                  On January 13, 2015, Blizzard began closed beta for Heroes of the Storm, its upcoming free-to-play online team brawler featuring iconic heroes from Blizzard games.

•                  Activision released Call of Duty: Advanced Warfare Havoc (“Havoc”), the first downloadable content pack for Call of Duty: Advanced Warfare on the Xbox One and Xbox 360 on January 27, 2015 and on other platforms on February 26, 2015.

•                  Activision released Call of Duty: Advanced Warfare Ascendance (“Ascendance”), the second downloadable content pack for Call of Duty: Advanced Warfare on the Xbox One and Xbox 360 platforms on March 31, 2015.  Ascendance is expected to be released on other platforms in the second quarter of 2015.

•                  On April 2, 2015, Blizzard released Blackrock MountainTM, the latest addition to Hearthstone: Heroes of Warcraft content.

•                  On April 7, 2015, Blizzard launched the WoW Token System, which enables World of Warcraft players to exchange game-time Tokens, purchased at $20, to other players for in-game gold, which provides players with a secure method for purchasing gold in-game.

•                  On April 23, 2015, Blizzard began open beta for the action role-playing game Diablo III: Reaper of Souls in China.

Management’s Overview of Business Trends

Console Platform Transition

In November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track in North America and Europe, as of March 31, 2015, the combined installed base of PS4 and Xbox One hardware was approximately 26 million units, as compared to the combined installed base of PS3 and Xbox 360 hardware of approximately 123 million units.

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

Digital Online Channel Revenues

We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical “boxed” software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties).  In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), generally for a one-time fee. We also offer subscription-based services and other value-added services for World of Warcraft and microtransactions for Hearthstone: Heroes of Warcraft, all of which are digitally delivered and hosted by Battle.net.  We have further plans to introduce games based on some of our most successful franchises which operate online on a free-to-play model with microtransactions, including Blizzard’s Heroes of the Storm and Activision’s Call of Duty Online, which both entered beta during the three months ended March 31, 2015.

We currently define sales via digital online channels as revenues from subscriptions, licensing royalties, value-added services, downloadable content, and digitally distributed products. This definition may differ from that used by our competitors or other companies.

According to Activision Blizzard internal estimates, overall market digital gaming revenues for the three months ended March 31, 2015 increased by approximately 19% as compared to the same period in 2014.   The primary drivers of the increase in digital gaming revenues were increases in consumer purchases of full games via digital channels and an increase in mobile gaming revenues.   Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital online channels.  The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.  Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products.  As such, lower revenues in our retail distribution channels in the current year may impact our digital online channels revenues in the subsequent year.

For the three months ended March 31, 2015, revenues through digital online channels increased by $202 million, as compared to the same period in 2014, and represented 45% of our total consolidated net revenues, as compared to 34% for the same period in 2014. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the three months ended March 31, 2015 increased by $11 million, as compared to the same period in 2014, and represented 76% of our total non-GAAP net revenues, as compared to 68% for the same period in 2014.

Conditions in the Retail Distribution Channels

Conditions in the retail distribution channels of the interactive entertainment industry continued to be challenging during the first three months of 2015.  In North America and Europe, retail sales of video games declined by 3%, as compared to the same period in 2014, according to The NPD Group and GfK Chart-Track.  The continued shift of video game purchases to digital distribution channels has impacted the ongoing decline in retail console software sales.

Further, while the new console cycle has started strongly and demand for next-generation games was higher than expected, the demand for prior-generation games declined at a faster pace than the growth of sales for next-generation titles, resulting in the overall decline in sales in the retail distribution channels. According to The NPD Group and GfK Chart-Track, retail sales from prior-generation platform games declined by 51% for the three months ended March 31, 2015, as compared to the same period in 2014. However, the increase in digitally distributed games, including full-game downloads, add-on content, and free-to-play games, has partially offset the negative trends in the retail distribution channels.

Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of digital and retail online channels.

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

On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) we entered into with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC (together with ASAC, the “ASAC Entities”). Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of our common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”). Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction.

On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; we did not receive any proceeds.

As of March 31, 2015, we had approximately 726 million shares of common stock issued and outstanding.  At that date: (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock; (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock; and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three months ended March 31,
	2015		2014

Net revenues:
Product sales	$784	61%	$769	69%
Subscription, licensing, and other revenues	494	39	342	31
Total net revenues	1,278	100	1,111	100

Costs and expenses:
Cost of sales — product costs	209	16	225	20
Cost of sales — online	53	4	58	5
Cost of sales — software royalties and amortization	148	12	57	5
Cost of sales — intellectual property licenses	3	—	2	—
Product development	145	11	143	13
Sales and marketing	92	7	104	9
General and administrative	86	7	95	9
Total costs and expenses	736	57	684	61

Operating income	542	43	427	39

Interest and other expense, net	50	4	51	5

Income before income tax expense	492	39	376	34

Income tax expense	98	8	83	7

Net income	$394	31%	$293	27%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2015 and 2014 are presented in the table below (amounts in millions):

	Three Months Ended March 31,
			Increase /
	2015	2014	(Decrease)

Segment net revenues:
Activision	$303	$237	$66
Blizzard	352	462	(110)
Distribution	48	73	(25)
Operating segment net revenues total	703	772	(69)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	575	339
Consolidated net revenues	$1,278	$1,111

Segment income from operations:
Activision	$66	$2	$64
Blizzard	139	239	(100)
Distribution	(1)	(1)	—
Operating segment income from operations total	204	240	(36)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	362	219
Stock-based compensation expense	(23)	(30)
Amortization of intangible assets	(1)	(2)

Consolidated operating income	542	427
Interest and other expense, net	50	51

Consolidated income before income tax expense	$492	$376

Segment Net Revenues

Activision

Activision’s net revenues increased for the three months ended March 31, 2015, as compared to 2014, primarily due to higher sales of Call of Duty: Advanced Warfare and its two downloadable content packs released during the three months ended March 31, 2015, Havoc and Ascendance, as compared to Call of Duty: Ghosts and its downloadable content pack released during the same period in 2014, revenues from Call of Duty: Advanced Warfare’s new digital content known as “Supply Drops”, as well as revenues from Destiny and its first expansion pack The Dark Below. These increases were partially offset by a decrease in revenues from the Skylanders franchise.

Blizzard

Blizzard’s net revenues decreased for the three months ended March 31, 2015, as compared to 2014, primarily due to revenues included in the three months ended March 31, 2014 from Diablo III: Reaper of SoulsTM, which was released in March 2014, and lower revenues from World of Warcraft due to the impact of foreign exchange rates.  The decreases were partially offset by revenues during the three months ended March 31, 2015 from Heroes of the Storm.

At March 31, 2015, the global subscriber* base for World of Warcraft was approximately 7.1 million, compared to over 10 million subscribers at December 31, 2014, and approximately 7.6 million subscribers at March 31, 2014.  As we have seen following past expansion releases, subscribership declined in the first quarter of 2015 following the release of the latest expansion pack, Warlords of DraenorTM, in the fourth quarter of 2014.   The subscriber decline was primarily attributable to the East, with a smaller relative decrease in the West. In general, the average revenue per subscriber is lower in the East than in the West (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, and Latin America). World of Warcraft’s revenue performance at constant foreign exchange rates has been more stable, driven by continued strong uptake on value added services, and price increases in select regions, which partially offset subscriber declines, particularly in the East. Going forward, Blizzard expects to continue delivering new game content in all regions that is intended to further appeal to the gaming community.

Distribution

Distribution’s net revenues decreased for the three months ended March 31, 2015, as compared to 2014, primarily due to a decline in revenues from the distribution of next-generation hardware, which was introduced in the fourth quarter of 2013.

Segment Income from Operations

Activision

Activision’s operating income increased for the three months ended March 31, 2015, as compared to 2014, primarily due to higher revenues, as described above.

Blizzard

Blizzard’s operating income decreased for the three months ended March 31, 2015, as compared to 2014, primarily due to lower revenues, as described above, partially offset by lower sales and marketing spending due to the timing of our title releases. In the first quarter of 2014, we had higher sales and marketing spending to support the launch of Diablo III: Reaper of Souls.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $68 million on Activision Blizzard’s segment net revenues for the three months ended March 31, 2015, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the United States (“U.S.”) dollar relative to the euro and British pound.

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

The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three months ended March 31, 2015 and 2014 (amounts in millions):

	For the Three Months Ended March 31,
			Increase/
	2015	2014	(decrease)
GAAP net revenues by distribution channel
Retail channels	$649	$659	$(10)
Digital online channels (1)	581	379	202
Total Activision and Blizzard	1,230	1,038	192

Distribution	48	73	(25)
Total consolidated GAAP net revenues	1,278	1,111	167

Change in deferred net revenues (2)
Retail channels	(532)	(487)	(45)
Digital online channels (1)	(43)	148	(191)
Total changes in deferred net revenues	(575)	(339)	(236)

Non-GAAP net revenues by distribution channel
Retail channels	117	172	(55)
Digital online channels (1)	538	527	11
Total Activision and Blizzard	655	699	(44)

Distribution	48	73	(25)
Total non-GAAP net revenues (3)	$703	$772	$(69)

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

The decrease in GAAP net revenues from retail channels for the three months ended March 31, 2015, as compared to 2014, was primarily due to lower recognition of deferred revenues from Call of Duty: Advanced Warfare, as compared to Call of Duty: Ghosts, a decrease in our Distribution segment revenues, lower recognition of deferred revenues from Call of Duty catalog titles, and lower revenues from the Skylanders franchise. The decreases were largely offset by revenues from Destiny, which was released in September 2014.

The increase in GAAP net revenues from digital online channels for the three months ended March 31, 2015, as compared to 2014, was primarily due to the recognition of deferred revenues from World of Warcraft: Warlords of Draenor, which was released in November 2014, revenues from Destiny and its first expansion pack, The Dark Below, without a comparable release in the prior period, and revenues from Hearthstone: Heroes of Warcraft and its first expansion pack, Hearthstone: Heroes of Warcraft - Goblins vs Gnomes™, which was released in December 2014 and did not have a comparable release in the prior period, higher digital download revenues from the Call of Duty franchise, and revenues from Heroes of the Storm.

The decrease in non-GAAP net revenues from retail channels for the three months ended March 31, 2015, as compared to 2014, was primarily due to lower revenues from Diablo III: Reaper of Souls, which was released on PC in March 2014, a decrease in our Distribution segment revenues, and lower revenues from Skylanders Trap Team, which was released in the fourth quarter of 2014, as compared to Skylanders SWAP Force™, which was released in the fourth quarter of 2013. The decreases were partially offset by higher revenues from Call of Duty: Advanced Warfare, as compared to Call of Duty: Ghosts.

The increase in non-GAAP net revenues from digital online channels for the three months ended March 31, 2015, as compared to 2014, was primarily due to revenues from higher digital downloads from the Call of Duty franchise, driven by Call of Duty: Advanced Warfare, revenues from Heroes of the Storm, and revenues from Destiny and its first expansion pack, The Dark Below.  These increases were partially offset by lower revenues from Diablo III: Reaper of Souls, which was released on PC in March 2014, and from World of Warcraft value-added services.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2015 and 2014 (amounts in millions):

	For the Three Months Ended March 31,
			Increase/
	2015	2014	(decrease)
Geographic region net revenues:
North America	$704	$563	$141
Europe	464	462	2
Asia Pacific	110	86	24
Consolidated net revenues	$1,278	$1,111	$167

The increase/(decrease) in deferred revenues recognized by geographic region for the three months ended March 31, 2015 and 2014 was as follows (amounts in millions):

	For the Three Months Ended March 31,
			Increase/
	2015	2014	(Decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$350	$233	$117
Europe	196	125	71
Asia Pacific	29	(19)	48
Total impact on consolidated net revenues	575	339	236

Consolidated net revenues in all regions increased for the three months ended March 31, 2015, as compared to 2014.  As previously discussed, the increase in the Company’s consolidated net revenues in 2015, as compared to the same period in 2014, was mainly due to revenues from the launch of Destiny and its first expansion pack, The Dark Below, which were released in September and December 2014, respectively, recognition of deferred revenues from World of Warcraft: Warlords of Draenor, which was released in November 2014, and from Hearthstone: Heroes of Warcraft — Goblins vs Gnomes, the first expansion pack for Hearthstone: Heroes of Warcraft, which was released in December 2014, and revenues from Heroes of the Storm. The increases were partially offset by lower revenues recognized from the Call of Duty and Skylanders franchises.  For Europe, the increase was largely offset by the negative foreign exchange impact, and the decrease in our Distribution segment revenues.

For all regions, the increase in deferred revenues recognized for the three months ended March 31, 2015, as compared to 2014, was primarily attributed to recognition of deferred revenues from Destiny and The Dark Below, from Diablo III: Reaper of Souls, which was released on PC in March 2014, from Diablo III: Reaper of Souls — Ultimate Evil EditionTM, which was released on consoles in August 2014, and from World of Warcraft: Warlords of Draenor, which was released in November 2014. The increase was partially offset by lower revenues recognized from the Call of Duty franchise and from Diablo III for the PS3 and the Xbox 360, which was released in September 2013, as well as from the deferral of revenues from Heroes of the Storm.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $107 million on our consolidated net revenues for the three months ended March 31, 2015, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended March 31, 2015 and 2014 (amounts in millions):

	Three Months Ended	% of total (3)	Three Months Ended	% of total (3)	Increase/
	March 31, 2015	consolidated net revs.	March 31, 2014	consolidated net revs.	(Decrease)

Platform net revenues:
Online (1)	$272	21%	$201	18%	$71
PC	114	9	100	9	14

Next-generation (PS4, Xbox One, Wii U)	434	34	108	10	326
Prior-generation (PS3, Xbox 360, Wii)	324	25	546	49	(222)
Total Console	758	59	654	59	104

Mobile and other (2)	86	7	83	7	3

Total Activision Blizzard	1,230	96	1,038	93	192

Distribution	48	4	73	7	(25)
Total consolidated net revenues	$1,278	100%	$1,111	100%	$167

The increase / (decrease) in deferred revenues recognized by platform for the three months ended March 31, 2015 and 2014 was as follows (amounts in millions):

	For the Three Months Ended March 31,
			Increase/
	2015	2014	(Decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Online (1)	$63	$(26)	$89
PC	(13)	(139)	126

Next-generation (PS4, Xbox One, Wii U)	301	76	225
Prior-generation (PS3, Xbox 360, Wii)	225	428	(203)
Total console	526	504	22

Mobile and other (2)	(1)	—	(1)
Total impact on consolidated net revenues	$575	$339	$236

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

Net revenues from online increased for the three months ended March 31, 2015, as compared to 2014, primarily due to recognition of previously deferred revenues from World of Warcraft: Warlords of Draenor, which was released in November 2014, and from value-added services driven by the launch of the World of Warcraft paid character boost.

Net revenues from PC increased for the three months ended March 31, 2015, as compared to 2014, due to revenues from Hearthstone: Heroes of Warcraft and Heroes of the Storm.

Net revenues from next-generation consoles increased for the three months ended March 31, 2015, as compared to 2014. The increase was primarily attributable to an increase in the number of titles released for the next-generation console platforms, as well as increasing consumer adoption of the PS4 and Xbox One. Since the introduction of the PS4 and Xbox One in the fourth quarter of 2013, we have released the following titles, among others, on next-generation consoles: Call of Duty: Ghosts and Skylanders SWAP Force in the fourth quarter of 2013; The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark in the second quarter of 2014; Diablo III: Reaper of Souls — Ultimate Evil Edition and Destiny in the third quarter of 2014, and Call of Duty: Advanced Warfare and Skylanders Trap Team in the fourth quarter of 2014.

Net revenues from prior-generation consoles decreased for the three months ended March 31, 2015, as compared to 2014, primarily due to lower revenues recognized from the Call of Duty franchise, from the Skylanders franchise, and from the transition of players from prior-generation to next-generation platforms. The decreases were partially offset by revenues from the Destiny franchise.

Net revenues from mobile and other increased slightly for the three months ended March 31, 2015, as compared to 2014, primarily due to an increase in mobile and tablet platform revenues from the release of Hearthstone: Heroes of Warcraft on the iPad and Android tablets in April and December 2014, respectively, and the release of its first expansion pack, Hearthstone: Heroes of Warcraft - Goblins vs Gnomes. The increase was partially offset by lower revenues from sales of standalone toys and accessories from the Skylanders franchise.

Deferred revenues recognized for online increased for the three months ended March 31, 2015, as compared to 2014, primarily due to revenues from World of Warcraft: Warlords of Draenor and from value-added services revenues for World of Warcraft, primarily from the paid character boost.

Deferred revenues recognized for PC increased for the three months ended March 31, 2015, as compared to 2014, primarily due to the deferral of revenues from Diablo III: Reaper of Souls and Hearthstone: Heroes of Warcraft upon their respective releases in the first quarter of 2014. The increase was partially offset by the deferral of revenue for the three months ended March 31, 2015 from Heroes of the Storm.

The increase in deferred revenues recognized for next-generation consoles for the three months ended March 31, 2015, as compared to 2014, was due to the increased number of titles released for the next-generation console platforms, as well as increasing consumer adoption of the PS4 and Xbox One, as discussed above.

The decrease in deferred revenues recognized for prior-generation consoles for the three months ended March 31, 2015, as compared to 2014, was primarily due to the increasing consumer adoption of the next-generation consoles.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2015 and 2014 (amounts in millions):

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2015	net revs.	2014	net revs.	(Decrease)

Product costs	$209	16%	$225	20%	$(16)
Online	53	4	58	5	(5)
Software royalties and amortization	148	12	57	5	91
Intellectual property licenses	3	—	2	—	1
Total cost of sales	$413	32%	$342	30%	$71

Total cost of sales for the three months ended March 31, 2015 increased as compared to the same period in 2014, reflecting the increase in consolidated net revenues. Cost of sales — product costs decreased primarily due to lower revenues from the Distribution segment, which typically has higher product costs. Cost of sales—software royalties and amortization increased primarily due to the amortization of deferred royalties for Destiny with no comparable amortization in the three months ended March 31, 2014.

Product Development (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2015	net revs.	2014	net revs.	(Decrease)

Product development	$145	11%	$143	13%	$2

Product development costs did not significantly change for the three months ended March 31, 2015, as compared to 2014.

Sales and Marketing (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2015	net revs.	2014	net revs.	(Decrease)

Sales and marketing	$92	7%	$104	9%	$(12)

Sales and marketing expenses decreased for the three months ended March 31, 2015, as compared to 2014, primarily driven by the timing of marketing spending for our title releases. Sales and marketing activities during the first quarter of 2014 were mainly to support the launch of Diablo III: Reaper of Souls, and there was no comparable investment during the first quarter of 2015. The decrease was partially offset by the media spending for the Guitar Hero® franchise and Heroes of the Storm in anticipation of upcoming releases.

General and Administrative (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2015	net revs.	2014	net revs.	(Decrease)

General and administrative	$86	7%	$95	9%	$(9)

General and administrative expenses decreased for the three months ended March 31, 2015, as compared to 2014, primarily due to a favorable foreign exchange impact on revaluation, and lower stock compensation expense for the three months ended March 31, 2015.

Interest and Other Expense, Net (amounts in millions)

		% of		% of
	March 31,	consolidated	March 31,	consolidated	Increase
	2015	net revs.	2014	net revs.	(Decrease)

Interest and other expense, net	$50	4%	$51	5%	$(1)

Interest and other expense, net, did not significantly change for the three months ended March 31, 2015, as compared to the same period in 2014.

Income Tax Expense (amounts in millions)

		% of		% of
	March 31,	Pretax	March 31,	Pretax	Increase
	2015	income	2014	income	(Decrease)

Income tax expense	$98	19.9%	$83	22.1%	$15

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); changes in enacted tax laws and regulations, rulings and interpretations thereof, including with respect to tax credits, state and local income taxes; developments in tax audits and other matters;  and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $98 million for the three months ended March 31, 2015 reflects an effective tax rate of 19.9%, which is lower than the effective tax rate of 22.1% for the three months ended March 31, 2014.  This decrease is primarily due to an increase in the amount of foreign earnings, which are taxed at relatively lower statutory rates, as compared to domestic earnings, which are taxed at relatively higher statutory rates, in the estimated effective annual tax rate.

The effective tax rate of 19.9% for the three months ended March 31, 2015 differed from the U.S. statutory rate of 35.0%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, recognition of California research and development credits, and the federal domestic production deductions, offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2015 and will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  Additionally, the IRS is currently reviewing our application for an advanced pricing agreement (“APA”) with respect to the transfer pricing methodology that would be used by the Company for tax years 2010 through 2024.  If ongoing discussions with the IRS result in an APA, this could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such an agreement is reached and the relevant periods thereafter.

In addition, Vivendi Games’ tax return for the 2008 tax year is under examination by the Internal Revenue Service and several state taxing authorities. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the three months ended March 31, 2015, we utilized $152 million of the NOL, which resulted in a benefit of $53 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  As of March 31, 2015, an indemnification asset of $121 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

			Increase
	At March 31, 2015	At December 31, 2014	(Decrease)
Cash and cash equivalents	$4,465	$4,848	$(383)
Short-term investments	5	10	(5)
	$4,470	$4,858	$(388)

Percentage of total assets	32%	33%

	For the Three Months Ended March 31,
			Increase
	2015	2014	(Decrease)

Cash flows provided by operating activities	$209	$136	$73
Cash flows used in investing activities	(16)	(12)	(4)
Cash flows used in financing activities	(212)	(252)	40
Effect of foreign exchange rate changes	(364)	(3)	(361)
Net decrease in cash and cash equivalents	$(383)	$(131)	$(252)

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

Cash flows provided by operating activities were higher for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to higher net income for the period and changes in our working capital accounts, including higher cash receipts due to higher accounts receivable balances from the prior period, partially offset by higher payment of bonuses for the three months ended March 31, 2015, as compared to the same period in 2014.

Cash Flows Used in Investing Activities

The primary drivers of cash flows provided used in investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

Cash flows used in investing activities were $16 million for the three months ended March 31, 2015, as compared to cash flows used in investing activities of $12 million for the three months ended March 31, 2014.  The decrease in cash flows was primarily due to a decrease in investments maturing in the three months ended March 31, 2015, as compared to the prior year. This was partially offset by lower capital expenditure during the three months ended March 31, 2015.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock and the payment of dividends.

Cash flows used in financing activities were lower during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a lower partial repayment of our Term Loan in 2015 of $250 million, as compared to the $375 million partial repayment of our Term Loan in 2014. Partially offsetting the impact of this lower repayment amount was a decrease in proceeds from the issuance of common stock to employees — with proceeds of $27 million in the three months ended March 31, 2015, compared to $119 million for the three months ended March 31, 2014.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $364 million and $3 million on our cash and cash equivalents for the three months ended March 31, 2015 and 2014, respectively.  The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $4.5 billion at March 31, 2015, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($4.0 billion at March 31, 2015) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; funding of dividends; and payments related to debt obligations.

As of March 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.5 billion, as compared to $3.6 billion as of December 31, 2014. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of March 31, 2015, the Notes had a carrying value of $2.2 billion.

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

On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver and there are no letters of credit issued and outstanding as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, the outstanding balance of our Term Loan was $1.9 billion.  Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At March 31, 2015, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

The Credit Agreement required quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary partial repayment of $375 million on our Term Loan. This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement. On February 11, 2015, we made an additional voluntary principal repayment, this time in the amount of $250 million, which reduced the balance due on the maturity date. The 2015 repayment reduced the Term Loan’s outstanding principal balance to $1.9 billion and based on this reduced balance, we expect our contractual interest payments in the future will be reduced by approximately $8 million annually, based on the interest rate of 3.25% at March 31, 2015. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

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

In addition, if, in the future, we borrow under the Revolver, as described in Note 6 of the Notes to Condensed Consolidated Financial Statements, we may be required, during certain periods where outstanding revolving loans exceed a certain threshold, to maintain a maximum senior secured net leverage ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement.

The Company was in compliance with the terms of the Notes and Credit Facilities as of March 31, 2015.

Capital Expenditures

For the year ending December 31, 2015, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware and software purchases.  Through the first three months of 2015, we made aggregate capital expenditures of $23 million.

Off-balance Sheet Arrangements

At March 31, 2015 and December 31, 2014, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the three months ended March 31, 2015, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

Stock-based compensation

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Consolidations

In February 2015, the FASB issued new guidance related to consolidations. The new standard amends certain requirements for determining whether a variable interest entity must be consolidated. The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Debt Issuance Costs

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs in financial statements. The new standard requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. The new guidance will be applied retrospectively to each prior period presented. The adoption of this guidance will not have a material impact on our financial statements.

Internal-Use Software

In April 2015, the FASB issued new guidance related to internal-use software. The new standard relates to a customer’s accounting for fees paid in cloud computing arrangements. The amendment provides guidance for customers to determine whether such arrangements include software licenses. If a cloud arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, net income and cash flows from our international operations. Similarly, our revenues, operating expenses, net income and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies.  Since we have significant international sales, but incur the majority of our costs in the U.S., the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar may have an asymmetric and disproportional impact on our business.  We monitor currency volatility throughout the year.

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

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other investment income (expense), net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.

At March 31, 2015 there were no outstanding foreign currency forward contracts not designated as hedges.  At December 31, 2014, there was one outstanding foreign currency forward contract not designated as a hedge; the notional amount of that foreign currency forward contract was $11 million and the fair value was not material.  For the three months ended March 31, 2015 and 2014, pre-tax net losses related to these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

For foreign currency forward contracts entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and which we designated as cash flow hedges in accordance with ASC Topic 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis to determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. We record the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassify the related amount of accumulated other comprehensive income (loss) to earnings within “General and administrative expense” when the hedged item impacts earnings. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $213 million at March 31, 2015. During the three months ended March 31, 2015, there was no ineffectiveness relating to these hedges. The net unrealized gains of approximately $14 million related to these contracts at March 31, 2015 are expected to be reclassified into earnings within the next twelve months. We did not have any outstanding foreign currency forward contracts designated as cash flow hedges at December 31, 2014, or for the three months ended March 31, 2014.

In the absence of the hedging activities described above, for the three months ended March 31, 2015, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $31 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of March 31, 2015, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $19 million. Because we have a 0.75% LIBOR floor in our Term Loan, our interest expense will only increase if the underlying interest rate increases to a level that exceeds the LIBOR floor.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2015, our $4.47 billion of cash and cash equivalents were comprised primarily of money market funds. At March 31, 2015, our $5 million of short-term investments included $5 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at March 31, 2015. The Company has determined that, based on the composition of our investment portfolio as of March 31, 2015, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

Item 4. Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2015, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of March 31, 2015, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

Part II.  Other Information

Item 1.  Legal Proceedings

We are subject to various legal proceedings and claims. SEC regulations govern disclosure of legal proceedings in periodic reports and ASC Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

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

In addition, on August 14, 2013, we received a letter dated August 9, 2013, from a shareholder seeking, pursuant to Section 220 of the Delaware General Corporation Law, to inspect the books and records of the Company to ascertain whether the Purchase Transaction and Private Sale were in the best interests of the Company. In response to that request, we provided the stockholder with certain materials under a confidentiality agreement. On September 11, 2013, a complaint was filed under seal by the same stockholder in the Court of Chancery of the State of Delaware in an action captioned Pacchia v. Kotick et al., C.A. No. 8884-VCL. A public version of that complaint was filed on September 16, 2013. The allegations in the complaint were substantially similar to the allegations in the above referenced matter filed on August 1, 2013. On October 25, 2013, Pacchia filed an amended complaint under seal. The amended complaint added claims on behalf of an alleged class of Activision stockholders other than the Company’s Chief Executive Officer and Chairman, Vivendi, ASAC, investors in ASAC and other stockholders affiliated with the investors of ASAC. The added class claims are against the Company’s Chief Executive Officer and Chairman, the Vivendi affiliated directors, the members of the special committee of the Board of Directors formed in connection with the Company’s consideration of the transactions with Vivendi and ASAC, and Vivendi for breach of fiduciary duty, as well as aiding and abetting a breach of fiduciary duty against ASAC. The amended complaint removed the derivative claims for waste of corporate assets and disgorgement but continued to allege derivative claims for breach of fiduciary duties. The amended complaint seeks, among other things, certification of a class, damages, reformation of the Private Sale, and disgorgement of any alleged profits received by the Company’s Chief Executive Officer, Chairman and ASAC. On October 29, 2013, Pacchia filed a motion to consolidate the Pacchia case with the Hayes case described below. On November 2, 2013, the Court of Chancery consolidated the Pacchia and Hayes cases and ordered the plaintiffs to file supplemental papers related to determining lead plaintiff and lead counsel no later than November 8, 2013. On December 3, 2013, the court selected Pacchia as lead plaintiff. Pacchia filed a second amended complaint on December 11, 2013, and Activision filed an answer on January 31, 2014. Also on January 31, 2014, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the second amended complaint. On February 21, 2014, Pacchia filed a third amended complaint under seal. In response to Pacchia’s filing of a third amended complaint, the special committee, ASAC, Messrs. Kotick and Kelly, Vivendi and the Vivendi-affiliated directors each filed motions to dismiss certain claims in the third amended complaint. On June 6, 2014, the Court of Chancery denied the defendants’ motions to dismiss such claims, with the exception of a breach of contract claim. Subsequently, Pacchia filed a fourth amended complaint containing substantially all of his prior claims, but with the addition of new allegations gleaned from discovery in the matter. ASAC filed a motion to dismiss the re-pleaded breach of contract claim and the other defendants filed answers in response to the fourth amended complaint.

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

For the quarter ended September 30, 2014, we accrued a loss contingency in our consolidated financial statements in connection with this matter. The accrual related to potential liabilities associated with legal fees, costs and expenses for services already received prior to the quarter’s end, where such fees, costs and expenses had not yet been paid at the quarter’s end, and the Company’s potential contribution toward the potential settlement of the matter. Although the Company has D&O insurance in connection with the consolidated litigation in a total amount up to $200 million, various insurers have raised arguments that they believe give them the right to deny coverage for a portion of these fees, costs and expenses, as well as for all or a portion of the ultimate liability which may occur in settlement or at trial. Under our Amended and Restated Certificate of Incorporation and certain agreements with members of our Board of Directors, the Company has indemnification obligations to the director defendants to advance fees, costs and expenses and to pay liabilities which arise in connection with their service to the Company, in each case, to the maximum extent permitted by Delaware law. In light of these indemnification obligations and the positions taken by the parties and the various insurers, we determined that a liability was probable and estimable, and accordingly, an accrual was required, as of the quarter ended September 30, 2014.

On November 19, 2014, the Company announced that an agreement had been reached to settle the Pacchia matter. The Company believes the settlement agreement, which acknowledges no wrongdoing on the part of any party, is in the best interest of the Company and all of its shareholders. Pursuant to the settlement agreement, multiple insurance companies, along with various defendants, will pay $275 million to a settlement fund (“Settlement Fund”). Payment of reasonable and customary fees and costs of plaintiff’s attorney, likely not to exceed $72.5 million, will be made from the Settlement Fund. The remaining balance of the Settlement Fund, likely to be at least $202.5 million, will be paid to the Company and will be recorded within “Shareholders’ equity” in our consolidated balance sheet. Other terms of the settlement agreement include the addition of two unaffiliated persons to the Company’s Board of Directors, an adjustment of certain voting rights and a global release of claims against the defendants. On December 29, 2014, the Company filed a Current Report on Form 8-K, describing and attaching the Stipulation of Compromise and Settlement, which was filed with the Delaware Chancery Court with respect to the settlement of the Pacchia matter (the “Stipulation”). Pursuant to the Stipulation, the Company has notified the applicable shareholders of the settlement agreement. Applicable shareholders were provided an opportunity to object to the settlement, which is subject to approval by the Delaware Chancery Court.

Objections to the Stipulation have been filed by several shareholders. The plaintiff in the Hayes matter has objected to the settlement on the grounds that a portion of the $275 million Settlement Fund should be reallocated to the members of the class, that the amount of any attorney’s fee award should be reduced and that the court should deny any “special award” to the plaintiff in the Pacchia matter. In the absence of such a reallocation, Hayes argues the court should deny approval of the settlement and appoint Hayes and his counsel to lead the class-based claims. Hayes also contends the notice of settlement provided by the Company is inadequate. The Company disputes this allegation. The plaintiffs in the Benston and Pfeiffer matters have also filed applications to the court requesting that their counsel receive an attorney’s fee award of $7.25 million to be paid out of the attorneys’ fees contemplated by the proposed Settlement. Certain defendants have also filed objections to the $50,000 “special award” requested by the Pacchia plaintiff. The Delaware Court of Chancery held a hearing on March 4, 2015, to consider the approval of the Stipulation, and a decision by the court is expected on or before June 2, 2015.

Since the Stipulation does not require the Company to pay any liability on behalf of its defendant directors, the Company reversed the accrual described above as of December 31, 2014. The reversal of the accrual was partially offset by a new accrual for liabilities associated with legal fees, costs and expenses for services already received prior to the year’s end, where such fees, costs and expenses had not yet been paid at the year’s end.

Due to the inherent uncertainties of litigation, including the possibility that the Delaware Chancery Court does not approve the Stipulation, other potential outcomes are reasonably possible, including outcomes which could include an increase in the Company’s liability. The Company believes the possibility that this lawsuit will have a material impact on the Company’s business, financial condition, results of operation or liquidity is remote. However, if this assessment is incorrect, then an unfavorable resolution of this lawsuit could have a material adverse effect on the Company’s business, financial condition, results of operation or liquidity, particularly in the period in which any potential liabilities may be recognized.

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

Item 1A.  Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.  Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 6, 2015

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed October 18, 2013).

10.1*	Amendment, dated as of October 30, 2014, to Employment Agreement between Humam Sakhnini and the Company.

10.2*	Notice of Stock Option Award, dated as of November 14, 2014, to Humam Sakhnini.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.