Form 10-Q
period 2015-06-30
Activision Blizzard, Inc.
filed 2015-08-04
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding at July 28, 2015 was 729,020,389.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements relating to the outcome or impact of pending or threatened litigation; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to: sales levels of our titles; increasing concentration of revenue among a small number of titles; our ability to predict consumer preferences, including interest in specific genres, such as first-person action, massively multiplayer online, “toys to life” and music-based games, and preferences among hardware platforms; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the adoption rate and availability of new hardware (including peripherals) and related software, particularly during console transitions; counterparty risks relating to customers, licensees, licensors and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles; changing business models, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from used games and other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; litigation risks and associated costs; protection of proprietary rights; shifts in consumer spending trends; capital market risks; applicable regulations; domestic and international economic, financial and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30 2015	At December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,416	$4,848
Short-term investments	105	10
Accounts receivable, net of allowances of $157 and $383, at June 30, 2015 and December 31, 2014, respectively	201	659
Inventories, net	117	123
Software development	338	452
Intellectual property licenses	26	5
Deferred income taxes, net	346	368
Other current assets	502	444
Total current assets	6,051	6,909
Long-term investments	9	9
Software development	80	20
Intellectual property licenses	—	18
Property and equipment, net	179	157
Other assets	153	85
Intangible assets, net	26	29
Trademark and trade names	433	433
Goodwill	7,084	7,086
Total assets	$14,015	$14,746

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$198	$325
Deferred revenues	837	1,797
Accrued expenses and other liabilities	510	592
Total current liabilities	1,545	2,714
Long-term debt, net	4,077	4,324
Deferred income taxes, net	126	114
Other liabilities	466	361
Total liabilities	6,214	7,513
Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,157,546,478 and 1,150,605,926 shares issued at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	10,163	9,924
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2015 and December 31, 2014	(5,627)	(5,762)
Retained earnings	3,810	3,374
Accumulated other comprehensive loss	(545)	(303)
Total shareholders’ equity	7,801	7,233
Total liabilities and shareholders’ equity	$14,015	$14,746

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues
Product sales	$528	$587	$1,311	$1,357
Subscription, licensing and other revenues	516	383	1,011	724
Total net revenues	1,044	970	2,322	2,081

Costs and expenses
Cost of sales - product costs	156	187	364	412
Cost of sales - online	53	56	106	115
Cost of sales - software royalties and amortization	85	46	233	102
Cost of sales - intellectual property licenses	3	11	7	13
Product development	149	112	294	255
Sales and marketing	164	141	256	245
General and administrative	102	107	188	202
Total costs and expenses	712	660	1,448	1,344

Operating income	332	310	874	737

Interest and other expense, net	50	50	100	101

Income before income tax expense	282	260	774	636

Income tax expense	70	56	168	139

Net income	$212	$204	$606	$497

Earnings per common share
Basic	$0.29	$0.28	$0.82	$0.68
Diluted	$0.29	$0.28	$0.81	$0.67

Weighted-average number of shares outstanding
Basic	727	716	725	712
Diluted	735	725	734	723

Dividends per common share	$—	$—	$0.23	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$212	$204	$606	$497

Other comprehensive income (loss):
Foreign currency translation adjustment	85	(19)	(245)	(24)
Unrealized gains (losses) on forward contracts designated as hedges, net of deferred income taxes of $0 million for the periods ended June 30, 2015 and 2014	(8)	—	6	—
Unrealized losses on investments, net of deferred income taxes of $0 million for the periods ended June 30, 2015 and 2014	(3)	—	(3)	—
Total other comprehensive income (loss)	$74	$(19)	$(242)	$(24)

Comprehensive income	$286	$185	$364	$473

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$606	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	20	(21)
Provision for inventories	12	20
Depreciation and amortization	40	38
Amortization of capitalized software development costs and intellectual property licenses[1]	225	97
Amortization of debt discount and debt financing costs	4	3
Stock-based compensation expense[2]	43	52
Excess tax benefits from stock awards	(23)	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	445	402
Inventories	(9)	1
Software development and intellectual property licenses	(171)	(161)
Other assets	166	182
Deferred revenues	(903)	(622)
Accounts payable	(122)	(190)
Accrued expenses and other liabilities	11	(33)
Net cash provided by operating activities	344	242
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	21
Purchases of available-for-sale investments	(100)	—
Capital expenditures	(49)	(62)
Decrease in restricted cash	5	7
Net cash used in investing activities	(144)	(34)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	61	137
Tax payment related to net share settlements on restricted stock rights	(24)	(34)
Excess tax benefits from stock awards	23	23
Dividends paid	(170)	(147)
Repayment of long-term debt	(250)	(375)
Net cash used in financing activities	(360)	(396)
Effect of foreign exchange rate changes on cash and cash equivalents	(272)	(23)
Net decrease in cash and cash equivalents	(432)	(211)
Cash and cash equivalents at beginning of period	4,848	4,410
Cash and cash equivalents at end of period	$4,416	$4,199

1                       Excludes deferral and amortization of stock-based compensation expense.

2                       Includes the net effects of capitalization, deferral, and amortization of stock-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	1,151	$—	(429)	$(5,762)	$9,924	$3,374	$(303)	$7,233

Components of comprehensive income:
Net income	—	—	—	—	—	606	—	606
Other comprehensive income (loss)	—	—	—	—	—	—	(242)	(242)
Issuance of common stock pursuant to employee stock options	5	—	—	—	61	—	—	61
Issuance of common stock pursuant to restricted stock rights	3	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(24)	—	—	(24)
Tax benefit associated with employee stock awards	—	—	—	—	22	—	—	22
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	45	—	—	45
Dividends ($0.23 per common share)	—	—	—	—	—	(170)	—	(170)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 9)	—	—	—	68	—	—	—	68
Shareholder lawsuit settlement in connection with the Purchase Transaction (see Note 12)	—	—	—	67	135	—	—	202

Balance at June 30, 2015	1,158	$—	(429)	$(5,627)	$10,163	$3,810	$(545)	$7,801

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

On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) we entered into with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC (together with ASAC, the “ASAC Entities”). Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of our common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”). Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for information regarding the financing of the Purchase Transaction.

On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; the Company did not receive any proceeds.

As of June 30, 2015, we had approximately 729 million shares of common stock issued and outstanding.  At that date: (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock; (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock; and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty®, Skylanders® and Guitar Hero® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “prior-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, and Hearthstone®: Heroes of Warcraft™ franchises.  In addition, Blizzard maintains a proprietary online game-related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo, StarCraft and Hearthstone: Heroes of Warcraft products.  In addition, Blizzard is the creator of Heroes of the Storm™, a free-to-play online hero brawler released on June 2, 2015.

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

Supplemental Cash Flow Information: Non-cash investing activities

As of June 30, 2015 and 2014, the Company had accrued capital expenditures of $18 million and $8 million, respectively, recorded within “Accounts Payable” and “Accrued expenses and other liabilities.”

2.                                      Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At June 30, 2015	At December 31, 2014
Finished goods	$72	$112
Purchased parts and components	45	11
Inventories, net	117	123

Inventory reserves were $52 million at June 30, 2015 and December 31, 2014.

3.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At June 30, 2015	At December 31, 2014
Internally-developed software costs	$259	$262
Payments made to third-party software developers	159	210
Total software development costs	$418	$472

Intellectual property licenses	$26	$23

Amortization of capitalized software development costs and intellectual property licenses was the following (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of capitalized software development costs and intellectual property licenses	$85	$50	$232	$108

4.                                      Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2015
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(92)	$6
Internally-developed franchises	11 - 12 years	309	(289)	20
Total definite-lived intangible assets		$407	$(381)	$26

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2014
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(92)	$6
Internally-developed franchises	11 - 12 years	309	(286)	23
Total definite-lived intangible assets		$407	$(378)	$29

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $2 million and $3 million for the three and six months ended June 30, 2015, respectively. Amortization expense of intangible assets was $1 million and $3 million for the three and six months ended June 30, 2014, respectively.

At June 30, 2015, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2015 (remaining six months)	$8
2016	8
2017	5
2018	3
2019	2
Total	$26

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

Fair Value Measurements on a Recurring Basis

The table below segregates all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2015 Using
	As of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,274	$4,274	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	100	100	—	—	Short-term investments
Foreign currency forward contracts designated as hedges	6	—	6	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,423	$4,408	$6	$9

		Fair Value Measurements at December 31, 2014 Using
	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Recurring fair value measurements:
Money market funds	$4,475	$4,475	$—	$—	Cash and cash equivalents
Foreign government treasury bills	40	40	—	—	Cash and cash equivalents
ARS	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,524	$4,515	$—	$9

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at June 30, 2015 and 2014, respectively:

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at December 31, 2014	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at June 30, 2015	$9	$9

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at December 31, 2013	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at June 30, 2014	$9	$9

(a)         Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At June 30, 2015, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

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

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other expense, net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.

At June 30, 2015 there were no outstanding foreign currency forward contracts not designated as hedges.  At December 31, 2014, there was one outstanding foreign currency forward contract not designated as a hedge; the notional amount of that foreign currency forward contract was $11 million and the fair value was not material.  For the three and six months ended June 30, 2015 and 2014, pre-tax net losses related to these forward contracts were not material.

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

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $150 million at June 30, 2015 and $119 million at June 30, 2014.  At December 31, 2014, there were no outstanding foreign currency forward contracts designated as cash flow hedges. During the three and six months ended June 30, 2015 and 2014, there was no ineffectiveness relating to these hedges. The net unrealized gains of approximately $6 million related to these contracts at June 30, 2015 are expected to be reclassified into earnings within the next twelve months.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and six months ended June 30, 2015 and 2014, there were no impairment charges related to assets that are measured on a non-recurring basis.

6.                                      Debt

The proceeds from the credit facilities and the unsecured senior notes, as described below, were used to fund the Purchase Transaction disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Credit Facilities

On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver.   To date, we have not drawn on the Revolver and there were no letters of credit issued and outstanding under the Revolver at either June 30, 2015 or December 31, 2014.

Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At June 30, 2015, the Credit Facilities bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities will increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. Commitment fees are recorded within “Interest and other expense, net” on the condensed consolidated statement of operations. We are also required to pay customary letter of credit fees, if any, and agency fees.

The terms of the Credit Agreement require quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.   This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement.  On February 11, 2015, we made an additional voluntary repayment of $250 million on our Term Loan.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 69% of our consolidated assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  If our obligations under the Revolver exceed 15% of the total facility amount as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of June 30, 2015.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of June 30, 2015.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year.  As of June 30, 2015 and December 31, 2014, we had interest payable of $38 million related to the Notes, recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet.

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

Fees associated with the closing of the Term Loan and the Notes are recorded as debt discount, which reduce the carrying value of the Term Loan and the Notes. The debt discount is amortized over the respective terms of the Term Loan and the Notes. Amortization expense related to the debt discount is recorded within “Interest and other expense, net” in our condensed consolidated statement of operations.

A summary of our debt is as follows (amounts in millions):

	At June 30, 2015
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$1,869	$(9)	$1,860
2021 Notes	1,500	(22)	1,478
2023 Notes	750	(11)	739
Total long-term debt	$4,119	$(42)	$4,077

	At December 31, 2014
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$2,119	$(10)	$2,109
2021 Notes	1,500	(23)	1,477
2023 Notes	750	(12)	738
Total long-term debt	$4,369	$(45)	$4,324

For the three and six months ended June 30, 2015, interest expense was $48 million and $97 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $2 million and $3 million, respectively, and commitment fees for the Revolver were not material. For the three and six months ended June 30, 2014, interest expense was $50 million and $101 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $2 million and $3 million, respectively, and commitment fees for the Revolver were not material.

As of June 30, 2015, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2015 (remaining six months)	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	4,119
Total	$4,119

As of June 30, 2015 and December 31, 2014, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,575 million and $814 million, respectively, as of June 30, 2015 and $1,586 million and $810 million, respectively, as of December 31, 2014.

Deferred Financing Costs

Costs incurred to obtain our long-term debt are recorded as deferred financing costs within “Other assets — non-current” in our condensed consolidated balance sheets and are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and Notes.  Amortization expense related to the deferred financing costs is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statements of operations.  For the three and six months ended June 30, 2015 and 2014, this amount was not material.

7.                                      Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at June 30, 2015 and 2014, were as follows (amounts in millions):

	For the Six Months Ended June 30, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2014	$(304)	$—	$1	$(303)
Other comprehensive income (loss) before reclassifications	(245)	8	(3)	(240)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Balance at June 30, 2015	$(549)	$6	$(2)	$(545)

	For the Six Months Ended June 30, 2014
	Foreign currency translation adjustments	Unrealized gain on forward contracts	Unrealized gain on available-for-sale securities	Total
Balance at December 31, 2013	$67	$—	$1	$68
Other comprehensive income (loss) before reclassifications	(24)	—	—	(24)
Balance at June 30, 2014	$43	$—	$1	$44

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2015 and 2014 are presented below (amounts in millions):

	Three Months Ended June 30,
	2015	2014	2015	2014
	Net revenues		Income (loss) from operations before income tax expense
Activision	$313	$252	$57	$(31)
Blizzard	385	340	117	145
Distribution	61	66	(1)	(1)
Operating segments total	759	658	173	113

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	285	312	181	220
Stock-based compensation expense	—	—	(21)	(22)
Amortization of intangible assets	—	—	(1)	(1)
Consolidated net revenues / operating income	$1,044	$970	$332	$310
Interest and other expense, net			50	50
Consolidated income before income tax expense			$282	$260

	Six Months Ended June 30,
	2015	2014	2015	2014
	Net revenues		Income (loss) from operations before income tax expense
Activision	$616	$489	$121	$(29)
Blizzard	737	801	256	383
Distribution	109	140	(1)	(1)
Operating segments total	1,462	1,430	376	353

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	860	651	545	440
Stock-based compensation expense	—	—	(44)	(53)
Amortization of intangible assets	—	—	(3)	(3)
Consolidated net revenues / operating income	$2,322	$2,081	$874	$737
Interest and other expense, net			100	101
Consolidated income before income tax expense			$774	$636

Geographic information presented below for the three and six months ended June 30, 2015 and 2014 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues by geographic region:
North America	$551	$471	$1,255	$1,035
Europe	388	395	852	856
Asia Pacific	105	104	215	190
Total consolidated net revenues	$1,044	$970	$2,322	$2,081

The Company’s net revenues in the U.S. were 50% and 46% of consolidated net revenues for the three months ended June 30, 2015 and 2014, respectively.  The Company’s net revenues in the U.K. were 14% of consolidated net revenues for the three months ended both June 30, 2015 and 2014. The Company’s net revenues in France were 10% and 16% of consolidated net revenues for the three months ended June 30, 2015 and 2014, respectively.  No other country’s net revenues exceeded 10% of consolidated net revenues.

The Company’s net revenues in the U.S. were 52% and 47% of consolidated net revenues for the six months ended June 30, 2015 and 2014, respectively.  The Company’s net revenues in the U.K. were 13% and 14% of consolidated net revenues for the six months ended June 30, 2015 and 2014, respectively. The Company’s net revenues in France were 8% and 15% of consolidated net revenues for the six months ended June 30, 2015 and 2014, respectively.  No other country’s net revenues exceeded 10% of consolidated net revenues.

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues by platform:
Console	$559	$479	$1,317	$1,134
Online[1]	221	195	492	395
PC	149	182	263	281
Mobile and other[2]	54	48	141	131
Total Activision Blizzard net revenues	983	904	2,213	1,941
Distribution	61	66	109	140
Total consolidated net revenues	$1,044	$970	$2,322	$2,081

1                         Revenues from online consist of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

2                         Revenues from mobile and other include revenues from handheld, mobile and tablet devices, as well as non-platform specific game related revenues such as standalone sales of toys and accessories products from the Skylanders franchise and other physical merchandise and accessories.

Long-lived assets by geographic region at June 30, 2015 and December 31, 2014 were as follows (amounts in millions):

	At June 30, 2015	At December 31, 2014
Long-lived assets[1] by geographic region:
North America	$145	$122
Europe	26	29
Asia Pacific	8	6
Total long-lived assets by geographic region	$179	$157

1                         The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

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

The income tax expense of $70 million for the three months ended June 30, 2015 reflects an effective tax rate of 25%, which is higher than the effective tax rate of 22% for the three months ended June 30, 2014.  This increase is primarily due to an increase in the estimated annual effective tax rate due to the projected mix of earnings in different jurisdictions taxed at different rates.

The income tax expense of $168 million for the six months ended June 30, 2015 reflects an effective tax rate of 22%, which is comparable to the effective tax rate of 22% for the six months ended June 30, 2014.

The effective tax rates of 25% and 22% for the three and six months ended June 30, 2015, respectively, differed from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, recognition of California research and development credits, and the federal domestic production deductions, offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2015 and will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  During the three months ended June 30, 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter.

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

The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, generally consisting of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the six months ended June 30, 2015, we utilized $194 million of the NOL, which resulted in a tax benefit of $68 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  As of June 30, 2015, an indemnification asset of $136 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

10.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Consolidated net income	$212	$204	$606	$497
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(4)	(5)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(2)	(4)	(5)	(8)
Numerator for basic and diluted earnings per common share — income available to common shareholders	$210	$200	$597	$484

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	727	716	725	712
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	8	9	9	11
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	735	725	734	723

Basic earnings per common share	$0.29	$0.28	$0.82	$0.68

Diluted earnings per common share	$0.29	$0.28	$0.81	$0.67

Certain of our unvested restricted stock rights (including certain restricted stock units, restricted stock awards and performance shares) met the definition of participating securities based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and six months ended June 30, 2015, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 9 million and 10 million shares of common stock, respectively, that are participating in earnings. For the three and six months ended June 30, 2014, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 16 million shares of common stock that are participating in earnings.

Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period.  Approximately 3 million shares are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2015 as their respective performance measures had not yet been met. Approximately 3 million shares are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014 as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Therefore, options to acquire 1 million and 6 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2015, respectively, and options to acquire 2 million and 3 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2014, respectively, as the effect of their inclusion would be anti-dilutive.

11.                               Capital Transactions

Repurchase Program

On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.  As of June 30, 2015, we have not repurchased any shares under this program.

Dividends

On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015.  On May 13, 2015, we made an aggregate cash dividend payment of $167 million to such shareholders, and on May 29, 2015, we made related dividend equivalent payments of $3 million to certain holders of restricted stock rights.

On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On May 14, 2014, we made an aggregate cash dividend payment of $143 million to such shareholders, and on May 30, 2014, we made related dividend equivalent payments of $4 million to certain holders of restricted stock rights.

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

Purchase Transaction Matters

In prior periods, the Company reported on litigation related to the Purchase Transaction.  During the period ended June 30, 2015, the cases were resolved and dismissed with prejudice.  As part of the resolution of the claims, we received a settlement payment of $202 million in July 2015 from Vivendi, ASAC, and our insurers. We recorded the settlement within “Shareholders’ equity” with the receivable in “Other current assets” in our condensed consolidated balance sheet as of June 30, 2015.

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

13.                               Related Party Transactions

Transactions with Vivendi and Its Affiliates

As part of the Business Combination in 2008, we entered into various transactions and agreements, including cash management services agreements, a tax sharing agreement and an investor agreement, with Vivendi and its subsidiaries. In connection with the consummation of the Purchase Transaction, we terminated the cash management arrangements with Vivendi and amended our investor agreement with them. We are also party to a number of agreements with subsidiaries and other affiliates of Vivendi, including music licensing and distribution arrangements and promotional arrangements, none of which were impacted by the Purchase Transaction.  None of these services, transactions and agreements with Vivendi and its affiliates were material, either individually or in the aggregate, to the consolidated financial statements as a whole.  As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, on May 28, 2014 Vivendi sold 41 million shares, reducing its ownership interest below 10%, and is no longer considered a related party.

Transactions with ASAC’s Affiliates

Pursuant to the Stock Purchase Agreement, the Company and each of Mr. Kotick, the Company’s Chief Executive Officer, and Mr. Kelly, the Company’s Chairman of the board of directors, entered into waiver and acknowledgment letters (together, the “Waivers”), which provide, among other things, (i) that the Purchase Transaction, Private Sale, any public offerings by Vivendi and restructurings by Vivendi and its subsidiaries contemplated by the Stock Purchase Agreement and other transaction documents, shall not (or shall be deemed not to) constitute a “change in control” (or similar term) under their respective employment arrangements, including their employment agreements with the Company, the Company’s 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, or any Other Benefit Plans and Arrangements (as defined in the Waivers), (ii) (A) that the shares of our common stock acquired by ASAC and held or controlled by the ASAC Investors (as defined in the Waivers) in connection with the Transactions (as defined in the Waivers) will not be included in or count toward, (B) that the ASAC Investors will not be deemed to be a group for purposes of, and (C) any changes in the composition in the Board of Directors of the Company, in connection with or during the one-year period following the consummation of the Transactions will not contribute towards, a determination that a “change in control” or similar term has occurred with respect to Messrs. Kotick and Kelly’s employment arrangements with the Company, and (iii) for the waiver by Messrs. Kotick and Kelly of their rights to change in control payments or benefits under their employment agreements with the Company, the Company’s 2008 Incentive Plan or any award agreements in respect of awards granted thereunder, and any Other Benefit Plans and Arrangements (in each case, with respect to all current and future grants, awards, benefits or entitlements) in connection with or as a consequence of the Transactions.

Also pursuant to the Stock Purchase Agreement, on October 11, 2013, we, ASAC and, for the limited purposes set forth therein, Messrs. Kotick and Kelly entered into the Stockholders Agreement. The Stockholders Agreement contains various agreements among the parties regarding voting rights, transfer rights, and a standstill agreement, among other things. In connection with the settlement of the litigation related to the Purchase Transaction, the parties to the Stockholders Agreement amended that agreement on May 28, 2015.

14.                               Recently issued accounting pronouncements

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

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

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty®, Skylanders®, and Guitar Hero® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “prior-generation”); the personal computer (“PC”); the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in the subscription-based massively multi-player online role-playing game category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise, which it develops, hosts and supports. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, and Hearthstone®: Heroes of Warcraft™ franchises.  In addition, Blizzard maintains a proprietary online game-related service, Battle.net®.  Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; value-added services, such as in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related-party companies that distribute World of Warcraft, Diablo and StarCraft products.  In addition, Blizzard is the creator of Heroes of the Storm™, a free-to-play online hero brawler released on June 2, 2015.

(iii) Activision Blizzard Distribution

Our distribution segment (“Distribution”) consists of operations in Europe that provide warehousing, logistical and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended June 30, 2015, Activision Blizzard had net revenues of $1,044 million, as compared to net revenues of $970 million for the same period in 2014.  For the three months ended June 30, 2015, Activision Blizzard had earnings per diluted share of $0.29, as compared to earnings per diluted share of $0.28 for the same period in 2014.

For the six months ended June 30, 2015, Activision Blizzard had net revenues of $2.3 billion, as compared to net revenues of $2.1 billion for the same period in 2014.  For the six months ended June 30, 2015, Activision Blizzard had earnings per diluted share of $0.81, as compared to earnings per diluted share of $0.67 for the same period in 2014.

For the three and six months ended June 30, 2015, digital online channel revenues were 55% and 50%, respectively, of consolidated net revenues, compared to 49% and 41% for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2015, non-GAAP digital online channel revenues were 81% and 79%, respectively, of consolidated net revenues, compared to 73% and 70% for the three and six months ended June 30, 2014.

On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015.  On May 13, 2015, we made an aggregate cash dividend payment of $167 million to such shareholders, and on May 29, 2015, we made related dividend equivalent cash payments of $3 million to certain holders of restricted stock rights.

According to The NPD Group with respect to North America, GfK Chart-Track with respect to Europe, and Activision Blizzard internal estimates, including toys and accessories, during the first six months of 2015:

•                  Activision had two of the top five videogame franchises in North America and Europe, in Skylanders and Call of Duty, with Skylanders achieving the #1 spot.

•                  Skylanders Trap Team was the #1 console title globally.

Activision Blizzard 2015 and Upcoming Product Releases

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

•                  Activision released Call of Duty: Advanced Warfare Ascendance (“Ascendance”), the second downloadable content pack for Call of Duty: Advanced Warfare on the Xbox One and Xbox 360 platforms on March 31, 2015 and on other platforms on April 30, 2015.

•                  On April 2, 2015, Blizzard released Blackrock Mountain™, the latest addition to Hearthstone: Heroes of Warcraft content and on April 14, 2015, Hearthstone: Heroes of Warcraft was released on iOS and Android smartphones.

•                  On April 7, 2015, Blizzard launched the WoW Token System, which enables World of Warcraft players to exchange game-time Tokens, purchased at $20, to other players for in-game gold, which provides players with a secure method for purchasing gold in-game.

•                  On April 23, 2015, Blizzard released the action role-playing game Diablo III: Reaper of Souls™ in China.

•                  On May 19, 2015, Activision released House of Wolves, the second expansion to Destiny.

•                  On June 2, 2015, Blizzard released Heroes of the Storm, its free-to-play online team brawler.

•                  Activision released Call of Duty: Advanced Warfare Supremacy (“Supremacy”), the third downloadable content pack for Call of Duty: Advanced Warfare on the Xbox One and Xbox 360 platforms on June 2, 2015 and on other platforms on July 2, 2015.

•                  In September 2015, Activision expects to release The Taken King, the expansion to Destiny, as well as Skylanders SuperChargers, the next iteration in the Skylanders franchise.

Management’s Overview of Business Trends

Console Platform Transition

In November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track in North America and Europe, as of June 30, 2015, the combined installed base of PS4 and Xbox One hardware was approximately 29 million units, an approximate 153% growth over the combined installed base of approximately 11 million as of June 30, 2014.  While the combined installed base of PS3 and Xbox 360 hardware was approximately 123 million units as of June 30, 2015, at the comparable point in their release cycle, the prior-generation platforms had only 19 million units installed.

When new console platforms are announced or introduced into the market, consumers reduce their purchases of game console software products for prior-generation console platforms in anticipation of new platforms becoming available. During these periods, sales of the game console software products we published slowed or even declined until the new platforms were introduced and achieved wide consumer acceptance. In prior cycles, as the next-generation installed base grew, software sales declines abated and software sales grew.

During platform transitions, we simultaneously incur costs to develop and market new titles for prior-generation video game platforms and to develop and market products for next-generation platforms, which have a smaller installed base until the next-generation platforms achieve wide consumer acceptance.  We continually monitor console hardware sales and manage our product delivery on each of the prior- and next-generation platforms in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development.

Digital Online Channel Revenues

We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical “boxed” software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties).  In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), subscription-based services, value-added services and microtransactions across our various video games.  We have also introduced games based on some of our most successful franchises which operate online on a free-to-play model with microtransactions.

We currently define sales via digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, and products. This definition may differ from that used by our competitors or other companies.

According to Activision Blizzard internal estimates, overall industry digital gaming revenues for the six months ended June 30, 2015 increased by approximately 19% as compared to the same period in 2014.   The primary drivers of the increase in digital gaming revenues were increases in microtransactions and consumer purchases of full games via digital channels.  Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital online channels.  The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.  Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products.  As such, lower revenues in our retail distribution channels in the current year may impact our digital online channels revenues in the subsequent year.

For the three months ended June 30, 2015, revenues through digital online channels increased by $93 million, as compared to the same period in 2014, and represented 55% of our total consolidated net revenues, as compared to 49% for the same period in 2014. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the three months ended June 30, 2015 increased by $130 million, as compared to the same period in 2014, and represented 81% of our total non-GAAP net revenues, as compared to 73% for the same period in 2014.

For the six months ended June 30, 2015, revenues through digital online channels increased by $296 million, as compared to the same period in 2014, and represented 50% of our total consolidated net revenues, as compared to 41% for the same period in 2014. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the six months ended June 30, 2015 increased by $142 million, as compared to the same period in 2014, and represented 79% of our total non-GAAP net revenues, as compared to 70% for the same period in 2014.

Conditions in the Retail Distribution Channels

Conditions in the retail distribution channels of the interactive entertainment industry continued to be challenging during the first six months of 2015.  In North America and Europe, retail sales of video games declined by 7%, as compared to the same period in 2014, according to The NPD Group and GfK Chart-Track.  The continued shift of video game purchases to digital distribution channels has impacted the ongoing decline in retail console software sales.

Further, while the new console cycle has started strongly and demand for next-generation games was higher than expected, the retail demand for prior-generation games declined at a faster pace than the growth of retail sales for next-generation titles, resulting in the overall decline in sales in the retail distribution channels. According to The NPD Group and GfK Chart-Track, retail sales from prior-generation platform games declined by 55% for the six months ended June 30, 2015, as compared to the same period in 2014. However, the increase in digitally distributed games, including full-game downloads, add-on content, and free-to-play games, has offset the negative trends in the retail distribution channels.

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

On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”) we entered into with Vivendi and ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC (together with ASAC, the “ASAC Entities”). Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi (“New VH”), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the “Purchase Transaction”). Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of our common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the “Private Sale”). Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for information regarding the financing of the Purchase Transaction.

On May 28, 2014, Vivendi sold approximately 41 million shares, or approximately 50% of its then-current holdings, of our common stock in a registered public offering.  Vivendi received proceeds of approximately $850 million from that sale; the Company did not receive any proceeds.

As of June 30, 2015, we had approximately 729 million shares of common stock issued and outstanding.  At that date: (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock; (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock; and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net revenues
Product sales	$528	51%	$587	61%	$1,311	56%	$1,357	65%
Subscription, licensing and other revenues	516	49	383	39	1,011	44	724	35
Total net revenues	1,044	100	970	100	2,322	100	2,081	100

Costs and expenses
Cost of sales - product costs	156	15	187	19	364	16	412	20
Cost of sales - online	53	5	56	6	106	4	115	5
Cost of sales - software royalties and amortization	85	8	46	5	233	10	102	5
Cost of sales - intellectual property licenses	3	—	11	1	7	—	13	1
Product development	149	14	112	12	294	13	255	12
Sales and marketing	164	16	141	14	256	11	245	12
General and administrative	102	10	107	11	188	8	202	10
Total costs and expenses	712	68	660	68	1,448	62	1,344	65

Operating income	332	32	310	32	874	38	737	35

Interest and other expense, net	50	5	50	5	100	5	101	4

Income before income tax expense	282	27	260	27	774	33	636	31

Income tax expense	70	7	56	6	168	7	139	7

Net income	$212	20%	$204	21%	$606	26%	$497	24%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2015 and 2014 are presented in the table below (amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,

	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)

Segment net revenues:
Activision	$313	$252	$61	$616	$489	$127
Blizzard	385	340	45	737	801	(64)
Distribution	61	66	(5)	109	140	(31)
Operating segment net revenues total	759	658	101	1,462	1,430	32

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	285	312		860	651
Consolidated net revenues	$1,044	$970		$2,322	$2,081

Segment income from operations:
Activision	$57	$(31)	$88	$121	$(29)	$150
Blizzard	117	145	(28)	256	383	(127)
Distribution	(1)	(1)	—	(1)	(1)	—
Operating segment income from operations total	173	113	60	376	353	23

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	181	220		545	440
Stock-based compensation expense	(21)	(22)		(44)	(53)
Amortization of intangible assets	(1)	(1)		(3)	(3)

Consolidated operating income	332	310		874	737
Interest and other expense, net	50	50		100	101

Consolidated income before income tax expense	$282	$260		$774	$636

Segment Net Revenues

Activision

Activision’s net revenues increased for the three months ended June 30, 2015, as compared to 2014, primarily due to: sales of Destiny and its second expansion pack, House of Wolves, along with revenues from expansion passes which include both the first and second expansion packs; higher revenues from Call of Duty: Advanced Warfare and its two downloadable content packs released during the three months ended June 30, 2015, Ascendance and Supremacy, as compared to Call of Duty: Ghosts and its two downloadable content packs released during the same period in 2014; and revenues from Call of Duty: Advanced Warfare’s new digital content known as “supply drops,” introduced in March 2015, which provide additional content such as customized weapons and character gear. These increases were partially offset by a decrease in revenues from titles based on licensed intellectual property released during the three months ended June 30, 2014, including The Amazing Spider-Man 2™ and Transformers™: Rise of the Dark Spark, with no corresponding releases during the three months ended June 30, 2015.

Activision’s net revenues increased for the six months ended June 30, 2015, as compared to 2014, primarily due to: sales of Destiny and its associated expansion packs, The Dark Below and House of Wolves, and from expansion passes which include both the first and second expansion packs; higher revenues from Call of Duty: Advanced Warfare and its three downloadable content packs released during the six months ended June 30, 2015, Havoc, Ascendance and Supremacy, as compared to Call of Duty: Ghosts and its three downloadable content packs released during the same period in 2014; and revenues from Call of Duty: Advanced Warfare’s new digital “supply drops” content. These increases were partially offset by a decrease in revenues from titles based on licensed intellectual property released during the six months ended June 30, 2014, including The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark, with no corresponding releases during the six months ended June 30, 2015, and a decrease in revenues from the Skylanders franchise.

Blizzard

Blizzard’s net revenues increased for the three months ended June 30, 2015, as compared to 2014, primarily due to higher revenues from Hearthstone: Heroes of Warcraft and the release of its latest adventure, Blackrock Mountain, revenues from Heroes of the Storm, which was released on June 2, 2015, and the release of Diablo III: Reaper of Souls in China, a free-to-play version of the game with premium content and microtransactions available for purchase.  In addition to already having been released on PC, iPad, and Android tablets in the prior year, Hearthstone: Heroes of Warcraft was released on iPhone and Android smartphones in April 2015, which contributed to the current period revenue increase.  The increases were partially offset by declines in revenue from the World of Warcraft franchise.

Blizzard’s net revenues decreased for the six months ended June 30, 2015, as compared to 2014, primarily due to revenues included in the six months ended June 30, 2014 from Diablo III: Reaper of Souls, which was released in March 2014, and lower revenues from World of Warcraft due to a smaller subscriber base.  The decreases were partially offset by revenues during the six months ended June 30, 2015 from Hearthstone: Heroes of Warcraft, Heroes of the Storm and the release of Diablo III: Reaper of Souls in China.

At June 30, 2015, the global subscriber* base for World of Warcraft was approximately 5.6 million subscribers, compared to approximately 7.1 million subscribers at March 31, 2015, and approximately 6.8 million subscribers at June 30, 2014.  As we have seen following past expansion releases, subscribership declined in the first half of 2015 following the release of the latest expansion pack, Warlords of Draenor™, in the fourth quarter of 2014.  The subscriber decline was primarily attributable to the East, with a smaller relative decrease in the West. In general, the average revenue per subscriber is lower in the East than in the West (where the “East” includes China, Taiwan, and South Korea, and the “West” includes North America, Europe, Australia, and Latin America). Going forward, Blizzard expects to continue delivering new game content in all regions that is intended to further appeal to the gaming community, however there could be further declines in the subscriber numbers. While World of Warcraft subscribers have declined, Blizzard’s revenues were up for the three months, as Blizzard further diversifies its business and portfolio of franchises.  Revenues from Hearthstone: Heroes of Warcraft, Heroes of the Storm, and Diablo III contributed to growth in Blizzard revenues and overall gaming community size.

Distribution

Distribution’s net revenues decreased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to a decline in revenues from the distribution of next-generation hardware, which was introduced in the fourth quarter of 2013.

Segment Income from Operations

Activision

Activision’s operating income increased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to higher revenues, as described above, an increased percentage of revenues coming from online digital channels which typically have higher margins, and improved operating margins from the Skylanders franchise, partially offset by increased sales and marketing spend for the upcoming Guitar Hero release, with no comparative spending in the prior year, and increased product development costs primarily due to studio bonus expenses.

Blizzard

Blizzard’s operating income decreased for the three months ended June 30, 2015, as compared to 2014, primarily due to higher sales and marketing spending for our releases, primarily relating to the Hearthstone: Heroes of Warcraft franchise and Heroes of the Storm, higher product development spending, and lower capitalization but higher amortization of capitalized software costs, partially offset by higher revenues as described above.

Blizzard’s operating income decreased for the six months ended June 30, 2015, primarily due to higher sales and marketing spending for our releases, primarily relating to the Hearthstone: Heroes of Warcraft franchise and Heroes of the Storm, higher product development spending and lower capitalization but higher amortization of capitalized software costs.

* World of Warcraft subscribers include individuals who have paid a subscription fee or have an active prepaid card to play World of Warcraft, as well as those who have purchased the game and are within their free month of access. Internet Game Room players who have accessed the game over the last thirty days are also counted as subscribers. The above definition excludes all players under free promotional subscriptions, expired or canceled subscriptions, and expired prepaid cards. Subscribers in licensees’ territories are defined along the same rules.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $87 million and $154 million on Activision Blizzard’s segment net revenues for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the United States (“U.S.”) dollar relative to the euro and British pound.

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

The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and six months ended June 30, 2015 and 2014 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

			Increase/			Increase/
	2015	2014	(decrease)	2015	2014	(decrease)

GAAP net revenues by distribution channel
Retail channels	$414	$428	$(14)	$1,063	$1,087	$(24)
Digital online channels (1)	569	476	93	1,150	854	296
Total Activision and Blizzard	983	904	79	2,213	1,941	272

Distribution	61	66	(5)	109	140	(31)
Total consolidated GAAP net revenues	1,044	970	74	2,322	2,081	241

Change in deferred net revenues (2)
Retail channels	(327)	(317)	(10)	(859)	(804)	(55)
Digital online channels (1)	42	5	37	(1)	153	(154)
Total changes in deferred net revenues	(285)	(312)	27	(860)	(651)	(209)

Non-GAAP net revenues by distribution channel
Retail channels	87	111	(24)	204	283	(79)
Digital online channels (1)	611	481	130	1,149	1,007	142
Total Activision and Blizzard	698	592	106	1,353	1,290	63

Distribution	61	66	(5)	109	140	(31)
Total non-GAAP net revenues (3)	$759	$658	$101	$1,462	$1,430	$32

(1) We define revenues from digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, and products.

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

Retail Channel Net Revenues

The decrease in GAAP net revenues from retail channels for the three months ended June 30, 2015, as compared to 2014, was primarily due to lower revenues recognized from the Call of Duty franchise, as well as revenues from The Amazing Spider-Man 2, which was released during the three months ended June 30, 2014 with no corresponding release in the current period. This was partially offset by revenues recognized from Destiny and its associated expansion packs, without a comparable release in the prior period.

The decrease in GAAP net revenues from retail channels for the six months ended June 30, 2015, as compared to 2014, was primarily due to lower revenues recognized from the Call of Duty franchise, revenues from The Amazing Spider-Man 2, which was released during the six months ended June 30, 2014 with no corresponding release in the six months ended June 30, 2015, and from the Diablo franchise due to the timing of title releases. This was partially offset by revenues recognized from Destiny and its associated expansion packs, without a comparable release in the prior period.

The decrease in non-GAAP net revenues from retail channels for the three months ended June 30, 2015, as compared to 2014, was primarily due to lower revenues from titles based on licensed intellectual property released during the three months ended June 30, 2014, including The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark, with no corresponding releases in the current period, partially offset by higher revenues from the Call of Duty franchise.

The decrease in non-GAAP net revenues from retail channels for the six months ended June 30, 2015, as compared to 2014, was primarily due to lower revenues from titles based on licensed intellectual property released during the six months ended June 30, 2014, including The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark, with no corresponding releases in the current period, and lower revenues from Diablo III: Reaper of Souls.  These decreases were partially offset by higher revenues from the Call of Duty franchise.

Digital Online Channel Net Revenues

The increase in GAAP net revenues from digital online channels for the three and six months ended June 30, 2015, as compared to 2014, was primarily due to the recognition of revenues from Destiny and its associated expansion packs, without comparable releases in the prior periods, revenues recognized from Hearthstone: Heroes of Warcraft, higher revenues recognized from Call of Duty: Advanced Warfare and its downloadable content packs released during the three months ended June 30, 2015, as compared to Call of Duty: Ghosts and its downloadable content packs released during the prior period, including revenues recognized from Call of Duty: Advanced Warfare’s new digital content known as “supply drops” and revenues recognized from Heroes of the Storm which was released on June 2, 2015 with no comparable release during the prior periods. These increases were partially offset by lower revenues recognized from the Diablo franchise due to the timing of title releases.

The increase in non-GAAP net revenues from digital online channels for the three and six months ended June 30, 2015, as compared to 2014, was primarily due to revenues from Destiny and its associated expansion packs, without comparable releases in the prior periods, revenues recognized from Hearthstone: Heroes of Warcraft, higher revenues from Call of Duty: Advanced Warfare and its downloadable content packs released during the three and six months ended June 30, 2015, as compared to Call of Duty: Ghosts and its downloadable content packs released during the same period in 2014, including revenues from Call of Duty: Advanced Warfare’s new digital “supply drops” content and revenues from Heroes of the Storm which was released on June 2, 2015 with no comparable release during the prior periods. These were partially offset by lower revenues recognized from World of Warcraft, primarily due to a decline in the subscriber base, and for the six months ended June 30, 2015, lower revenues recognized from the Diablo franchise due to the timing of title releases.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and six months ended June 30, 2015 and 2014 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2015	2014	Increase/ (Decrease)	2015	2014	Increase/ (Decrease)

Geographic region net revenues:
North America	$551	$471	$80	$1,255	$1,035	$220
Europe	388	395	(7)	852	856	(4)
Asia Pacific	105	104	1	215	190	25
Consolidated net revenues	$1,044	$970	$74	$2,322	$2,081	$241

The increase/(decrease) in deferred revenues recognized by geographic region for the three and six months ended June 30, 2015 and 2014 was as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2015	2014	Increase/ (Decrease)	2015	2014	Increase/ (Decrease)

Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$198	$177	$21	$548	$411	$137
Europe	113	113	—	309	237	72
Asia Pacific	(26)	22	(48)	3	3	—
Total impact on consolidated net revenues	285	312	(27)	860	651	209

North America

Net revenues increased in North America for the three and six months ended June 30, 2015, as compared to 2014.  This was mainly due to revenues recognized from Destiny and its expansion packs, which had no comparable title releases during the prior periods, from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value added services, and from Hearthstone: Heroes of Warcraft and its associated expansions and adventures.  These increases were partially offset by revenues from the release of The Amazing Spider-Man 2 in the prior periods, with no comparable release in the current periods. Additionally, for the six months ended June 30, 2015, the increase in net revenues was partially offset by lower revenues recognized from Call of Duty catalog titles.

The increase in deferred revenues recognized for the three and six months ended June 30, 2015, as compared to 2014, was primarily attributed to recognition of deferred revenues from Destiny and from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value added services.  Additionally, during the six months ended June 30, 2015, the increase in deferred revenues recognized was attributable to Diablo III: Reaper of Souls, which was released on PC in March 2014, and Diablo III: Reaper of Souls — Ultimate Evil Edition™, which was released on consoles in August 2014. These increases were partially offset by lower deferred revenues recognized from the Call of Duty franchise.

Europe

Net revenues decreased in Europe for the three and six months ended June 30, 2015, as compared to 2014.  The decrease was mainly due to lower net revenues recognized from the Diablo franchise, Call of Duty catalog titles, The Amazing Spider-Man 2, which did not have a comparable release in 2015, and from the Distribution segment. These decreases were partially offset by revenues from Destiny and its expansion packs, which had no comparable title releases during the prior periods, from Hearthstone: Heroes of Warcraft and its associated expansions and adventures, and from the launch of Heroes of the Storm in 2015.

Deferred revenues recognized for the three months ended June 30, 2015, as compared to 2014, remained consistent between periods.  This was attributable to the increase in deferred revenues recognized from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value added services, and from Destiny, offset by a decrease in deferred revenues recognized from Call of Duty: Advanced Warfare, as compared to Call of Duty: Ghosts, and the Diablo franchise.

The increase in deferred revenues recognized for the six months ended June 30, 2015, as compared to 2014, was primarily attributed to the recognition of deferred revenues from Destiny and from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value added services.  These increases were partially offset by a decrease in deferred revenues recognized from Call of Duty: Advanced Warfare, as compared to Call of Duty: Ghosts, as well as decreased deferred revenues from the Call of Duty catalog.

Asia Pacific

Net revenues increased in Asia Pacific for the three and six months ended June 30, 2015, as compared to 2014.  The increase was mainly due to revenues from Destiny and its expansion packs, which had no comparable title releases during the prior year, along with minor increases to revenues across our other various franchises, partially offset by decreased revenues from Diablo III: Reaper of Souls, which was released in March 2014.

Deferred revenues recognized decreased for the three months ended June 30, 2015, as compared to 2014, primarily due to lower deferred revenues recognized from the Diablo III and Hearthstone franchises, partially offset by increased deferred revenues recognized from the World of Warcraft franchise.

Deferred revenues recognized remained flat for the six months ended June 30, 2015, as compared to 2014, primarily due to increased deferred revenues recognized from Destiny and its expansions packs and from the World of Warcraft franchise, offset by decreased deferred revenues recognized from the Call of Duty and Hearthstone franchises.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $103 million and $210 million on our consolidated net revenues for the three and six months ended June 30, 2015, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2015 and 2014 (amounts in millions):

	Three Months Ended June 30, 2015	% of total (3) consolidated net revs.	Three Months Ended June 30, 2014	% of total (3) consolidated net revs.	Increase/ (Decrease)

Platform net revenues:
Online (1)	$221	21%	$195	20%	$26
PC	149	14	182	19	(33)

Next-generation (PS4, Xbox One, Wii U)	317	30	137	14	180
Prior-generation (PS3, Xbox 360, Wii)	242	23	342	35	(100)
Total Console	559	54	479	49	80

Mobile and other (2)	54	5	48	5	6

Total Activision Blizzard	983	94	904	93	79

Distribution	61	6	66	7	(5)
Total consolidated net revenues	$1,044	100%	$970	100%	$74

	Six Months Ended June 30, 2015	% of total (3) consolidated net revs.	Six Months Ended June 30, 2014	% of total (3) consolidated net revs.	Increase/ (Decrease)

Platform net revenues:
Online (1)	$492	21%	$395	19%	$97
PC	263	11	281	14	(18)

Next-generation (PS4, Xbox One, Wii U)	751	32	245	12	506
Prior-generation (PS3, Xbox 360, Wii)	566	24	889	43	(323)
Total Console	1,317	57	1,134	54	183

Mobile and other (2)	141	6	131	6	10

Total Activision Blizzard	2,213	95	1,941	93	272

Distribution	109	5	140	7	(31)
Total consolidated net revenues	$2,322	100%	$2,081	100%	$241

The increase / (decrease) in deferred revenues recognized by platform for the three and six months ended June 30, 2015 and 2014 was as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2015	2014	Increase/ (Decrease)	2015	2014	Increase/ (Decrease)

Increase/(decrease) in deferred revenues recognized by platform:
Online (1)	$64	$(6)	$70	$126	$(33)	$159
PC	(36)	51	(87)	(48)	(88)	40

Next-generation (PS4, Xbox One, Wii U)	152	70	82	453	146	307
Prior-generation (PS3, Xbox 360, Wii)	131	208	(77)	355	637	(282)
Total console	283	278	5	808	783	25

Mobile and other (2)	(26)	(11)	(15)	(26)	(11)	(15)
Total impact on consolidated net revenues	$285	$312	$(27)	$860	$651	$209

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

Net revenues from online increased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to the recognition of previously deferred revenues from the expansion pack World of Warcraft: Warlords of Draenor, which was released in November 2014, and from associated value-added services including a paid character boost. This was partially offset by lower subscriptions revenues.

Net revenues from PC decreased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to lower revenues recognized from Diablo III: Reaper of Souls, which was released in March 2014, from StarCraft II: Heart of the Swarm®, which was released in March 2013, and from Call of Duty catalog titles.   This was partially offset by revenues from Heroes of the Storm, which had no comparable title release during the prior periods, and from the Hearthstone: Heroes of Warcraft franchise, which was first launched on PC in March 2014.

Net revenues from next-generation consoles increased for the three and six months ended June 30, 2015, as compared to 2014. The increase was primarily attributable to an increase in the number of titles released for the next-generation console platforms, as well as increasing consumer adoption of the PS4 and Xbox One. Since the introduction of the PS4 and Xbox One in the fourth quarter of 2013, we have released the following titles, among others, on next-generation consoles: Call of Duty: Ghosts and Skylanders SWAP Force™ in the fourth quarter of 2013; The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark in the second quarter of 2014; Diablo III: Reaper of Souls — Ultimate Evil Edition and Destiny in the third quarter of 2014, and Call of Duty: Advanced Warfare and Skylanders Trap Team in the fourth quarter of 2014. Additionally, in 2015, we have released multiple expansion or map packs for Destiny and Call of Duty: Advanced Warfare on the next-generation consoles.

Net revenues from prior-generation consoles decreased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to lower revenues recognized from the Call of Duty franchise and from Diablo III released on the PS3 and Xbox 360 in September 2013, revenues recognized during the prior period for The Amazing Spider-Man 2, and from the transition of players from prior-generation to next-generation platforms. These decreases were partially offset by revenues recognized from the Destiny franchise.

Net revenues from mobile and other increased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to an increase in mobile and tablet platform revenues from the release of Hearthstone: Heroes of Warcraft on iPad and Android tablets in April and December 2014, respectively, along with the release on iPhone and Android smartphones in April 2015, and the associated release of its first expansion pack and adventures. These increases were partially offset by lower revenues from sales of standalone toys and accessories from the Skylanders franchise.

Deferred revenues recognized for online increased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to the recognition of deferred revenues from World of Warcraft: Warlords of Draenor and from value-added services revenues for World of Warcraft, primarily from a paid character boost.

Deferred revenues recognized for PC decreased for the three months ended June 30, 2015, as compared to 2014, primarily due to the recognition of deferred revenues during the prior period from Diablo III: Reaper of Souls and Hearthstone: Heroes of Warcraft upon their respective releases in the first quarter of 2014, without comparable activity during the current period.

Deferred revenues recognized for PC increased for the six months ended June 30, 2015, as compared to 2014, primarily due to the recognition of deferred revenues from Diablo III: Reaper of Souls and Hearthstone: Heroes of Warcraft upon their respective releases in the first quarter of 2014. The increase was partially offset by the deferral of revenues for the six months ended June 30, 2015 from Heroes of the Storm.

The increase in deferred revenues recognized for next-generation consoles for the three and six months ended June 30, 2015, as compared to 2014, was due to the increased number of titles released for next-generation console platforms, as well as increasing consumer adoption of the PS4 and Xbox One, as discussed above.

The decrease in deferred revenues recognized for prior-generation consoles for the three and six months ended June 30, 2015, as compared to 2014, was primarily due to the increasing consumer adoption of next-generation console platforms.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2015 and 2014 (amounts in millions):

	Three Months Ended June 30, 2015	% of consolidated net revs.	Three Months Ended June 30, 2014	% of consolidated net revs.	Increase (Decrease)

Product costs	$156	15%	$187	19%	$(31)
Online	53	5	56	6	(3)
Software royalties and amortization	85	8	46	5	39
Intellectual property licenses	3	—	11	1	(8)
Total cost of sales	$297	28%	$300	31%	$(3)

	Six Months Ended June 30, 2015	% of consolidated net revs.	Six Months Ended June 30, 2014	% of consolidated net revs.	Increase (Decrease)

Product costs	$364	16%	$412	20%	$(48)
Online	106	4	115	5	(9)
Software royalties and amortization	233	10	102	5	131
Intellectual property licenses	7	—	13	1	(6)
Total cost of sales	$710	30%	$642	31%	$68

Total cost of sales for the three months ended June 30, 2015 decreased as compared to the same period in 2014. Cost of sales — product costs decreased primarily due to lower revenues from our Distribution segment and our value business, each of which typically have relatively higher product costs, and an increase from digital online channel revenues, which have relatively lower product costs. Cost of sales—software royalties and amortization increased primarily due to the amortization of deferred royalties for Destiny and its associated expansion packs, with no comparable amortization during the three months ended June 30, 2014, as well as Blizzard software costs due to product releases.

Total cost of sales for the six months ended June 30, 2015 increased as compared to the same period in 2014, reflective of the increase in consolidated net revenues. Cost of sales — product costs decreased primarily due to lower revenues from the Distribution segment and our value business, each of which typically have relatively higher product costs, and an increase from digital online channel revenues, which have relatively lower product costs. Cost of sales—software royalties and amortization increased primarily due to the amortization of deferred royalties for Destiny and its two expansion packs, The Dark Below and House of Wolves, released on December 8, 2014 and May 9, 2015, respectively, with no comparable amortization during the six months ended June 30, 2014, as well as Blizzard software costs due to product releases.

Product Development (amounts in millions)

	June 30, 2015	% of consolidated net revs.	June 30, 2014	% of consolidated net revs.	Increase (Decrease)

Three Months Ended	$149	14%	$112	12%	$37
Six Months Ended	$294	13%	$255	12%	$39

Product development costs increased for the three and six months ended June 30, 2015, as compared to 2014, primarily from increased costs to support our future title releases, a decrease in costs capitalized, increased studio bonuses reflecting strong performance, primarily related to Call of Duty: Advanced Warfare, as well as increased Blizzard product development costs.

Sales and Marketing (amounts in millions)

	June 30, 2015	% of consolidated net revs.	June 30, 2014	% of consolidated net revs.	Increase (Decrease)

Three Months Ended	$164	16%	$141	14%	$23
Six Months Ended	$256	11%	$245	12%	$11

Sales and marketing costs increased for the three and six months ended June 30, 2015, as compared to 2014, primarily driven by the timing of marketing spending to support our title releases, specifically, the launch of Heroes of the Storm in June 2015, additional spending on the Hearthstone: Heroes of Warcraft franchise, and marketing for the planned re-launch of Guitar Hero.  These costs were partially offset by lower sales and marketing spending, as compared to the prior periods, on the Skylanders and Destiny franchises, and higher spending in the prior periods related to the launch of Diablo III: Reaper of Souls in March 2014.

General and Administrative (amounts in millions)

	June 30, 2015	% of consolidated net revs.	June 30, 2014	% of consolidated net revs.	Increase (Decrease)

Three Months Ended	$102	10%	$107	11%	$(5)
Six Months Ended	$188	8%	$202	10%	$(14)

General and administrative expenses decreased for the three and six months ended June 30, 2015, as compared to 2014, primarily due to lower Blizzard bonuses based on operating results, as compared to the prior periods, lower stock compensation expense, and a favorable foreign exchange impact on revaluation and our hedging program for the three and six months ended June 30, 2015.

Interest and Other Expense, Net (amounts in millions)

	June 30, 2015	% of consolidated net revs.	June 30, 2014	% of consolidated net revs.	Increase (Decrease)
Three Months Ended	$50	5%	$50	5%	$—
Six Months Ended	$100	5%	$101	4%	$(1)

Interest and other expense, net, did not significantly change for the three and six months ended June 30, 2015, as compared to the same periods in 2014.

Income Tax Expense (amounts in millions)

	June 30, 2015	% of pretax income	June 30, 2014	% of pretax income	Increase (Decrease)
Three Months Ended	$70	25%	$56	22%	$14
Six Months Ended	$168	22%	$139	22%	$29

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

The income tax expense of $70 million for the three months ended June 30, 2015 reflects an effective tax rate of 25%, which is higher than the effective tax rate of 22% for the three months ended June 30, 2014.  This increase is primarily due to an increase in the estimated annual effective tax rate due to the projected mix of earnings in different jurisdictions taxed at different rates.

The income tax expense of $168 million for the six months ended June 30, 2015 reflects an effective tax rate of 22%, which is comparable to the effective tax rate of 22% for the six months ended June 30, 2014.

The effective tax rates of 25% and 22% for the three and six months ended June 30, 2015, respectively, differed from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, recognition of California research and development credits, and the federal domestic production deductions, offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2015 and will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  During the three months ended June 30, 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter.

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

The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, generally consisting of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the six months ended June 30, 2015, we utilized $194 million of the NOL, which resulted in a tax benefit of $68 million, and a corresponding reserve was established as the position did not meet the “more-likely-than-not” standard.  As of June 30, 2015, an indemnification asset of $136 million has been recorded in “Other Assets”, and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	At June 30, 2015	At December 31, 2014	Increase (Decrease)

Cash and cash equivalents	$4,416	$4,848	$(432)
Short-term investments	105	10	95
	$4,521	$4,858	$(337)

Percentage of total assets	32%	33%

	For the Six Months Ended June 30,

	2015	2014	Increase (Decrease)

Cash flows provided by operating activities	$344	$242	$102
Cash flows used in investing activities	(144)	(34)	(110)
Cash flows used in financing activities	(360)	(396)	36
Effect of foreign exchange rate changes	(272)	(23)	(249)
Net decrease in cash and cash equivalents	$(432)	$(211)	$(221)

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

Cash flows provided by operating activities were higher for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to higher net income for the period and adjustments to net income for non-cash charges, including amortization of capitalized software development costs, primarily associated with Destiny and its related expansions, offset by changes in our working capital accounts.

Cash Flows Used in Investing Activities

The primary drivers of cash flows provided used in investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

Cash flows used in investing activities were $144 million for the six months ended June 30, 2015, as compared to $34 million for the six months ended June 30, 2014.  The increase in cash used was primarily due to $100 million of purchases of available-for-sale investments for the six months ended June 30, 2015, with no corresponding purchases during the prior year, and a decrease in investments maturing during the six months ended June 30, 2015, as compared to the prior year. This was partially offset by lower capital expenditure during the six months ended June 30, 2015.

Cash Flows Used in Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock and the payment of dividends.

Cash flows used in financing activities were lower during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to a lower partial repayment of our Term Loan in 2015 of $250 million, as compared to the $375 million partial repayment of our Term Loan in 2014. This was partially offset by lower proceeds from stock options exercised by our employees and the higher cash dividend payment made during the six months ended June 30, 2015, as compared to 2014.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $272 million and $23 million on our cash and cash equivalents for the six months ended June 30, 2015 and 2014, respectively.  The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $4.5 billion at June 30, 2015, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($4.5 billion at June 30, 2015) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; and payments related to debt obligations.

As of June 30, 2015 and December 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.6 billion. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of June 30, 2015, the Notes had a carrying value of $2.2 billion.

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

On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver and there were no letters of credit issued and outstanding under the Revolver at either June 30, 2015 or December 31, 2014.

As of June 30, 2015, the outstanding balance of our Term Loan was $1.9 billion.  Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%.  At June 30, 2015, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

The Credit Agreement requires quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary partial repayment of $375 million on our Term Loan. This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement. On February 11, 2015, we made an additional voluntary principal repayment, this time in the amount of $250 million, which reduced the balance due on the maturity date. The 2015 repayment reduced the Term Loan’s outstanding principal balance to $1.9 billion and based on this reduced balance, we expect our contractual interest payments in the future will be reduced by approximately $8 million annually, based on the interest rate of 3.25% at June 30, 2015. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

Agreements governing our indebtedness, including the indenture governing the Notes and the Credit Agreement, impose operating and financial restrictions on our activities under certain conditions. These restrictions may require us to comply with or maintain certain financial tests and ratios. In addition, the indenture and the Credit Agreement limit or prohibit our ability to, among other things: incur additional debt or make additional guarantees; pay distributions or dividends and repurchase stock; make other restricted payments, including without limitation, certain restricted investments; create liens; enter into agreements that restrict dividends from subsidiaries; engage in transactions with affiliates; and enter into mergers, consolidations or sales of substantially all of our assets.

In addition, if, in the future, we borrow under the Revolver, as described in Note 6 of the Notes to Condensed Consolidated Financial Statements, we may be required, during certain periods where outstanding revolving loans exceed a certain threshold, to maintain a maximum senior secured net leverage ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement.

The Company was in compliance with the terms of the Notes and Credit Facilities as of June 30, 2015.

Capital Expenditures

For the year ending December 31, 2015, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware and software purchases.  Through the first six months of 2015, we made aggregate capital expenditures of $49 million.

Off-balance Sheet Arrangements

At June 30, 2015 and December 31, 2014, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the six months ended June 30, 2015, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

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

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other expense, net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.

At June 30, 2015 there were no outstanding foreign currency forward contracts not designated as hedges.  At December 31, 2014, there was one outstanding foreign currency forward contract not designated as a hedge; the notional amount of that foreign currency forward contract was $11 million and the fair value was not material.  For the three and six months ended June 30, 2015 and 2014, pre-tax net losses related to these forward contracts were not material.

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

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $150 million at June 30, 2015 and $119 million at June 30, 2014.  At December 31, 2014, there were no outstanding foreign currency forward contracts designated as cash flow hedges. During the three and six months ended June 30, 2015, there was no ineffectiveness relating to these hedges. The net unrealized gains of approximately $6 million related to these contracts at June 30, 2015 are expected to be reclassified into earnings within the next twelve months.

In the absence of the hedging activities described above, for the six months ended June 30, 2015, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $66 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of June 30, 2015, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $19 million. Because we have a 0.75% LIBOR floor in our Term Loan, our interest expense will only increase if the underlying interest rate increases to a level that exceeds the LIBOR floor.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2015, our $4.42 billion of cash and cash equivalents were comprised primarily of money market funds. At June 30, 2015, our $105 million of short-term investments included $100 million of U.S. treasury and government-sponsored agency debt securities and $5 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at June 30, 2015. The Company has determined that, based on the composition of our investment portfolio as of June 30, 2015, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2015, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of June 30, 2015, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

Purchase Transaction Matters

In prior periods, the Company reported on litigation related to the Purchase Transaction.  During the period ended June 30, 2015, the cases were resolved and dismissed with prejudice.  As part of the resolution of the claims, we received a settlement payment of $202 million in July 2015 from Vivendi, ASAC, and our insurers. We recorded the settlement within “Shareholders’ equity” with the receivable in “Other current assets” in our condensed consolidated balance sheet as of June 30, 2015.

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

Date:  August 4, 2015

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

10.1

Amendment, dated May 28, 2015, to the ASAC Stockholders Agreement among the Company, ASAC and, for the limited purposes set forth therein, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed June 2, 2015).

10.2*	Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of July 28, 2015.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.