Form 10-Q
period 2015-09-30
Activision Blizzard, Inc.
filed 2015-11-06
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding at November 3, 2015 was 731,183,860.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements relating to our proposed acquisition of King Digital Entertainment plc (the “Acquisition”); (5) statements relating to the outcome or impact of pending or threatened litigation; and (6) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risk, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially. Risks and uncertainties that may affect our future results include, but are not limited to: sales levels of our titles; increasing concentration of revenues among a small number of titles; our ability to predict consumer preferences, including interest in specific genres, such as first-person action, massively multiplayer online, “toys to life” and music-based games, and preferences among hardware platforms; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the adoption rate and availability of new hardware (including peripherals) and related software, particularly during console transitions; counterparty risks relating to customers, licensees, licensors and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles; changing business models, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from used games and other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; litigation risks and associated costs; protection of proprietary rights; shifts in consumer spending trends; capital market risks; applicable regulations; domestic and international economic, financial and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; uncertainties as to the timing of the Acquisition; uncertainties as to whether we will be able to consummate the Acquisition; the integration of King Digital Entertainment plc being more difficult, time-consuming or costly than expected; the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the Acquisition within the expected time-frames or at all; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 or in “Cautionary Statement Regarding Forward-Looking Statements” from our Current Report on Form 8-K filed on November 3, 2015. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Part I. Financial Information

Item 1. Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30, 2015	At December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,365	$4,848
Short-term investments	154	10
Accounts receivable, net of allowances of $216 and $383, at September 30, 2015 and December 31, 2014, respectively	503	659
Inventories, net	238	123
Software development	342	452
Intellectual property licenses	27	5
Deferred income taxes, net	373	368
Other current assets	307	444
Total current assets	6,309	6,909
Long-term investments	9	9
Software development	73	20
Intellectual property licenses	—	18
Property and equipment, net	200	157
Other assets	171	85
Intangible assets, net	24	29
Trademark and trade names	433	433
Goodwill	7,083	7,086
Total assets	$14,302	$14,746

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$309	$325
Deferred revenues	907	1,797
Accrued expenses and other liabilities	394	592
Total current liabilities	1,610	2,714
Long-term debt, net	4,078	4,324
Deferred income taxes, net	110	114
Other liabilities	515	361
Total liabilities	6,313	7,513
Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,159,620,225 and 1,150,605,926 shares issued at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	10,209	9,924
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2015 and December 31, 2014	(5,613)	(5,762)
Retained earnings	3,937	3,374
Accumulated other comprehensive loss	(544)	(303)
Total shareholders’ equity	7,989	7,233
Total liabilities and shareholders’ equity	$14,302	$14,746

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues
Product sales	$425	$337	$1,736	$1,693
Subscription, licensing and other revenues	565	416	1,576	1,140
Total net revenues	990	753	3,312	2,833

Costs and expenses
Cost of sales - product costs	195	156	560	568
Cost of sales - online	56	56	161	170
Cost of sales - software royalties and amortization	81	34	314	136
Cost of sales - intellectual property licenses	5	7	12	20
Product development	159	131	453	387
Sales and marketing	189	221	445	465
General and administrative	109	140	297	342
Total costs and expenses	794	745	2,242	2,088

Operating income	196	8	1,070	745

Interest and other expense, net	51	51	151	152

Income (loss) before income tax expense (benefit)	145	(43)	919	593

Income tax expense (benefit)	18	(20)	186	119

Net income (loss)	$127	$(23)	$733	$474

Earnings (loss) per common share
Basic	$0.17	$(0.03)	$0.99	$0.65
Diluted	$0.17	$(0.03)	$0.98	$0.64

Weighted-average number of shares outstanding
Basic	730	718	727	714
Diluted	739	718	736	725

Dividends per common share	$—	$—	$0.23	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$127	$(23)	$733	$474

Other comprehensive income (loss):
Foreign currency translation adjustment	5	(206)	(240)	(230)
Unrealized gains (losses) on forward contracts designated as hedges, net of deferred income taxes of $0 million for the periods ended September 30, 2015 and 2014	(3)	5	3	5
Unrealized losses on investments, net of deferred income taxes of $0 million for the periods ended September 30, 2015 and 2014	(1)	—	(4)	—
Total other comprehensive income (loss)	$1	$(201)	$(241)	$(225)

Comprehensive income (loss)	$128	$(224)	$492	$249

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$733	$474
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(22)	(57)
Provision for inventories	16	33
Depreciation and amortization	65	61
Amortization of capitalized software development costs and intellectual property licenses[1]	303	131
Amortization of debt discount and debt financing costs	5	5
Stock-based compensation expense[2]	71	74
Excess tax benefits from stock awards	(33)	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	142	(193)
Inventories	(135)	(90)
Software development and intellectual property licenses	(249)	(253)
Other assets	158	59
Deferred revenues	(833)	(54)
Accounts payable	(7)	(83)
Accrued expenses and other liabilities	(51)	19
Net cash provided by operating activities	163	97

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	15	21
Purchases of available-for-sale investments	(144)	—
Capital expenditures	(95)	(90)
Increase in restricted cash	(15)	(11)
Net cash used in investing activities	(239)	(80)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	82	160
Tax payment related to net share settlements on restricted stock rights	(36)	(41)
Excess tax benefits from stock awards	33	29
Dividends paid	(170)	(147)
Repayment of long-term debt	(250)	(375)
Proceeds received from shareholder lawsuit settlement	202	—
Net cash used in financing activities	(139)	(374)
Effect of foreign exchange rate changes on cash and cash equivalents	(268)	(248)
Net decrease in cash and cash equivalents	(483)	(605)
Cash and cash equivalents at beginning of period	4,848	4,410
Cash and cash equivalents at end of period	$4,365	$3,805

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2014	1,151	$—	(429)	$(5,762)	$9,924	$3,374	$(303)	$7,233

Components of comprehensive income:
Net income	—	—	—	—	—	733	—	733
Other comprehensive income (loss)	—	—	—	—	—	—	(241)	(241)
Issuance of common stock pursuant to employee stock options	6	—	—	—	82	—	—	82
Issuance of common stock pursuant to restricted stock rights	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(36)	—	—	(36)
Tax benefit associated with employee stock awards	—	—	—	—	31	—	—	31
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	73	—	—	73
Dividends ($0.23 per common share)	—	—	—	—	—	(170)	—	(170)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 9)	—	—	—	82	—	—	—	82
Shareholder lawsuit settlement in connection with the Purchase Transaction (see Note 12)	—	—	—	67	135	—	—	202

Balance at September 30, 2015	1,160	$—	(429)	$(5,613)	$10,209	$3,937	$(544)	$7,989

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

As of September 30, 2015, we had approximately 731 million shares of common stock issued and outstanding.  At that date: (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock; (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock; and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty®, Skylanders® and Guitar Hero® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation® 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “prior-generation”); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Supplemental Cash Flow Information: Non-cash investing activities

As of September 30, 2015 and 2014, the Company had accrued capital expenditures of $16 million and $4 million, respectively, recorded within “Accounts Payable” and “Accrued expenses and other liabilities.”

2.                                      Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At September 30, 2015	At December 31, 2014
Finished goods	$174	$112
Purchased parts and components	64	11
Inventories, net	$238	$123

At September 30, 2015 and December 31, 2014, inventory reserves were $41 million and $52 million, respectively.

3.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At September 30, 2015	At December 31, 2014
Internally-developed software costs	$249	$262
Payments made to third-party software developers	166	210
Total software development costs	$415	$472

Intellectual property licenses	$27	$23

Amortization of capitalized software development costs and intellectual property licenses was the following (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of capitalized software development costs and intellectual property licenses	$80	$35	$312	$143

4.                                      Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2015

	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(93)	$5
Internally-developed franchises	11 - 12 years	309	(290)	19
Total definite-lived intangible assets		$407	$(383)	$24

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

	At December 31, 2014

	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount

Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(92)	$6
Internally-developed franchises	11 - 12 years	309	(286)	23
Total definite-lived intangible assets		$407	$(378)	$29

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433

Amortization expense of intangible assets was $2 million and $5 million for the three and nine months ended September 30, 2015, respectively. Amortization expense of intangible assets was $2 million and $5 million for the three and nine months ended September 30, 2014, respectively.

At September 30, 2015, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2015 (remaining three months)	$7
2016	8
2017	4
2018	3
2019	2
Total	$24

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

Fair Value Measurements on a Recurring Basis

The table below segregates all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2015 Using
	As of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,229	$4,229	$—	$—	Cash and cash equivalents
Foreign government treasury bills	31	31	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	129	129	—	—	Short-term investments
Foreign currency forward contracts designated as hedges	3	—	3	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,401	$4,389	$3	$9

		Fair Value Measurements at December 31, 2014 Using
	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Recurring fair value measurements:
Money market funds	$4,475	$4,475	$—	$—	Cash and cash equivalents
Foreign government treasury bills	40	40	—	—	Cash and cash equivalents
ARS	9	—	—	9	Long-term investments
Total recurring fair value measurements	$4,524	$4,515	$—	$9

The following tables provide a reconciliation of the beginning and ending balances of our financial assets classified as Level 3 by major categories (amounts in millions) at September 30, 2015 and 2014, respectively:

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at December 31, 2014	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at September 30, 2015	$9	$9

	Level 3
	ARS (a)	Total financial assets at fair value
Balance at December 31, 2013	$9	$9
Total unrealized gains included in other comprehensive income	—	—
Balance at September 30, 2014	$9	$9

(a)         Fair value measurements have been estimated using an income-approach model. When estimating the fair value, we consider both observable market data and non-observable factors, including credit quality, duration, insurance wraps, collateral composition, maximum rate formulas, comparable trading instruments, and the likelihood of redemption. Significant assumptions used in the analysis include estimates for interest rates, spreads, cash flow timing and amounts, and holding periods of the securities. At September 30, 2015, assets measured at fair value using significant unobservable inputs (Level 3), all of which were ARS, represent less than 1% of our financial assets measured at fair value on a recurring basis.

Foreign Currency Forward Contracts

The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. In addition, the Company transacts intercompany business in various foreign currencies other than its functional currency, subjecting us to variability in the functional currency-equivalent cash flows. To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts. We report the fair value of these contracts within “Other current assets,” “Accrued expense and other liabilities,” “Other assets,” or “Other liabilities,” as applicable, in our condensed consolidated balance sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other expense, net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.  These forward contracts generally have a maturity of less than one year.

At September 30, 2015 there were no outstanding foreign currency forward contracts not designated as hedges.  At December 31, 2014, there was one outstanding foreign currency forward contract not designated as a hedge; the notional amount of that foreign currency forward contract was $11 million and the fair value was not material.  For the three and nine months ended September 30, 2015 and 2014, pre-tax net losses related to these forward contracts were not material.

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

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $336 million at September 30, 2015 and $78 million at September 30, 2014.  At December 31, 2014, there were no outstanding foreign currency forward contracts designated as cash flow hedges. These foreign currency forward contracts have remaining maturities of 15 months or less.  During the three and nine months ended September 30, 2015 and 2014, there was no ineffectiveness relating to these hedges. At September 30, 2015, $3 million of net unrealized gains related to these contracts are expected to be reclassified into earnings within the next twelve months.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and nine months ended September 30, 2015 and 2014, there were no impairment charges related to assets that are measured on a non-recurring basis.

6.                                      Debt

The proceeds from the credit facilities and the unsecured senior notes, as described below, were used to fund the Purchase Transaction disclosed in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Credit Facilities

On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver.   To date, we have not drawn on the Revolver and there were no letters of credit issued and outstanding under the Revolver at either September 30, 2015 or December 31, 2014.

Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan are subject to a LIBOR floor of 0.75%.  At September 30, 2015, the Credit Facilities bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities will increase.

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

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 69% of our consolidated assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  If our obligations under the Revolver exceed 15% of the total facility amount as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of September 30, 2015.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of September 30, 2015.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year.  As of September 30, 2015 and December 31, 2014, we had interest payable of $5 million and $38 million, respectively, related to the Notes, recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet.

We may redeem the 2021 Notes on or after September 15, 2016 and the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a “make-whole premium,” plus accrued and unpaid interest.  Further, upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest.   These redemption options are considered clearly and closely related to the Notes and are not accounted for separately upon issuance.

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

A summary of our debt is as follows (amounts in millions):

	At September 30, 2015
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$1,869	$(9)	$1,860
2021 Notes	1,500	(21)	1,479
2023 Notes	750	(11)	739
Total long-term debt	$4,119	$(41)	$4,078

	At December 31, 2014
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$2,119	$(10)	$2,109
2021 Notes	1,500	(23)	1,477
2023 Notes	750	(12)	738
Total long-term debt	$4,369	$(45)	$4,324

For the three and nine months ended September 30, 2015, interest expense was $48 million and $145 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $1 million and $4 million, respectively, and commitment fees for the Revolver were not material. For the three and nine months ended September 30, 2014, interest expense was $50 million and $150 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $1 million and $4 million, respectively, and commitment fees for the Revolver were not material.

As of September 30, 2015, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2015 (remaining three months)	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	4,119
Total	$4,119

As of September 30, 2015 and December 31, 2014, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,579 million and $799 million, respectively, as of September 30, 2015 and $1,586 million and $810 million, respectively, as of December 31, 2014.

Deferred Financing Costs

Costs incurred to obtain our long-term debt are recorded as deferred financing costs within “Other assets — non-current” in our condensed consolidated balance sheets and are amortized over the terms of the respective debt agreements using a straight-line basis for costs related to the Revolver and the interest earned method for costs related to the Term Loan and the Notes.  Amortization expense related to the deferred financing costs is recorded within “Interest and other investment income (expense), net” in our condensed consolidated statements of operations.  For the three and nine months ended September 30, 2015 and 2014, this amount was not material.

7.             Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at September 30, 2015 and 2014, were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2014	$(304)	$—	$1	$(303)
Other comprehensive income (loss) before reclassifications	(240)	8	(4)	(236)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Balance at September 30, 2015	$(544)	$3	$(3)	$(544)

	For the Nine Months Ended September 30, 2014
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain on available-for-sale securities	Total
Balance at December 31, 2013	$67	$—	$1	$68
Other comprehensive income (loss) before reclassifications	(230)	7	—	(223)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Balance at September 30, 2014	$(163)	$5	$1	$(157)

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2015 and 2014 are presented below (amounts in millions):

	Three Months Ended September 30,
	2015	2014	2015	2014
	Net revenues		Income (loss) from operations before income tax expense (benefit)
Activision	$591	$704	$122	$95
Blizzard	369	388	128	164
Distribution	80	78	1	1
Operating segments total	1,040	1,170	251	260

Reconciliation to consolidated net revenues / consolidated income (loss) before income tax expense (benefit):
Net effect from deferral of net revenues and related cost of sales	(50)	(417)	(26)	(180)
Stock-based compensation expense	—	—	(28)	(22)
Amortization of intangible assets	—	—	(1)	(2)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	—	(48)
Consolidated net revenues / operating income	$990	$753	$196	$8
Interest and other expense, net			51	51
Consolidated income (loss) before income tax expense (benefit)			$145	$(43)

	Nine Months Ended September 30,
	2015	2014	2015	2014
	Net revenues		Income from operations before income tax expense
Activision	$1,208	$1,193	$244	$66
Blizzard	1,106	1,189	383	548
Distribution	189	218	—	(1)
Operating segments total	2,503	2,600	627	613

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	809	233	517	260
Stock-based compensation expense	—	—	(70)	(76)
Amortization of intangible assets	—	—	(4)	(4)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	—	—	(48)
Consolidated net revenues / operating income	$3,312	$2,833	$1,070	$745
Interest and other expense, net			151	152
Consolidated income before income tax expense			$919	$593

Geographic information presented below for the three and nine months ended September 30, 2015 and 2014 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues by geographic region:
North America	$495	$350	$1,750	$1,384
Europe	367	316	1,219	1,172
Asia Pacific	128	87	343	277
Total consolidated net revenues	$990	$753	$3,312	$2,833

The Company’s net revenues in the U.S. were 46% and 45% of consolidated net revenues for the three months ended September 30, 2015 and 2014, respectively. The Company’s net revenues in the U.K. were 13% and 14% of consolidated net revenues for the three months ended September 30, 2015 and 2014, respectively. The Company’s net revenues in France were 7% and 19% of consolidated net revenues for the three months ended September 30, 2015 and 2014, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended September 30, 2015 and 2014.

The Company’s net revenues in the U.S. were 50% and 46% of consolidated net revenues for the nine months ended September 30, 2015 and 2014, respectively. The Company’s net revenues in the U.K. were 13% and 14% of consolidated net revenues for the nine months ended September 30, 2015 and 2014, respectively. The Company’s net revenues in France were 8% and 16% of consolidated net revenues for the nine months ended September 30, 2015 and 2014, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the nine months ended September 30, 2015 and 2014.

Net revenues by platform were as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues by platform:
Console	$420	$270	$1,737	$1,402
Online[1]	195	205	687	601
PC	164	165	427	447
Mobile and other[2]	131	35	272	165
Total Activision Blizzard net revenues	910	675	3,123	2,615
Distribution	80	78	189	218
Total consolidated net revenues	$990	$753	$3,312	$2,833

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

Long-lived assets by geographic region at September 30, 2015 and December 31, 2014 were as follows (amounts in millions):

	At September 30, 2015	At December 31, 2014
Long-lived assets[1] by geographic region:
North America	$153	$122
Europe	38	29
Asia Pacific	9	6
Total long-lived assets by geographic region	$200	$157

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

The income tax expense of $18 million for the three months ended September 30, 2015 reflects an effective tax rate of 13%, which is lower than the effective tax rate of 46% for the three months ended September 30, 2014.  This decrease is primarily due to an incremental tax benefit included in the three months ended September 30, 2014, from a lower estimated effective annual tax rate in 2015 due to the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings, partially offset by certain non-tax benefited costs incurred during the prior year quarter.

The income tax expense of $186 million for the nine months ended September 30, 2015 reflects an effective tax rate of 20%, which is comparable to the effective tax rate of 20% for the nine months ended September 30, 2014.

The effective tax rates of 13% and 20% for the three and nine months ended September 30, 2015, respectively, differed from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, recognition of California research and development credits, federal domestic production deductions and favorable return to provision adjustments, partially offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2015 and will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter.

In addition, Vivendi Games’ tax return for the 2008 tax year is under examination by the IRS and several state taxing authorities. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending.

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

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, generally consisting of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the nine months ended September 30, 2015, we utilized $248 million of the NOL, which resulted in a tax benefit of $87 million, reduced by $5 million for return to provision adjustments, and a corresponding reserve of $82 million was established as the position did not meet the “more-likely-than-not” standard.  As of September 30, 2015, an indemnification asset of $149 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

10.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Consolidated net income (loss)	$127	$(23)	$733	$474
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(4)	(5)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(2)	—	(6)	(7)
Numerator for basic and diluted earnings (loss) per common share — income (loss) available to common shareholders	$125	$(23)	$723	$462

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	730	718	727	714
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	9	—	9	11
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	739	718	736	725

Basic earnings (loss) per common share	$0.17	$(0.03)	$0.99	$0.65

Diluted earnings (loss) per common share	$0.17	$(0.03)	$0.98	$0.64

Certain of our unvested restricted stock rights (including certain restricted stock units, restricted stock awards and performance shares) met the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and nine months ended September 30, 2015, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 8 million and 9 million shares of common stock, respectively, that are participating in earnings. For the three and nine months ended September 30, 2014, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 14 million and 16 million shares of common stock, respectively, that are participating in earnings.

Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period.  Approximately 4 million shares are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2015 as their respective performance measures had not yet been met. Approximately 5 million and 4 million shares are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Therefore, options to acquire 1 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2015 and options to acquire 10 million and 1 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2014, as the effect of their inclusion would be anti-dilutive.

11.                               Capital Transactions

Repurchase Program

On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.  As of September 30, 2015, we have not repurchased any shares under this program.

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

Purchase Transaction Matters

In prior periods, the Company reported on litigation related to the Purchase Transaction.  During the period ended June 30, 2015, the cases were resolved and dismissed with prejudice.  As part of the resolution of the claims, we received a settlement payment of $202 million in July 2015 from Vivendi, ASAC, and our insurers. We recorded the settlement within “Shareholders’ equity” in our condensed consolidated balance sheet as of September 30, 2015.

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

13.                               Related Party Transactions

Transactions with Vivendi and Its Affiliates

As part of the Business Combination in 2008, we entered into various transactions and agreements, including cash management services agreements, a tax sharing agreement and an investor agreement, with Vivendi and its subsidiaries. In connection with the consummation of the Purchase Transaction, we terminated the cash management arrangements with Vivendi and amended our investor agreement with them. We are also party to a number of agreements with subsidiaries and other affiliates of Vivendi, including music licensing and distribution arrangements and promotional arrangements, none of which were impacted by the Purchase Transaction.  None of these services, transactions and agreements with Vivendi and its affiliates were material, either individually or in the aggregate, to the consolidated financial statements as a whole.  As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, on May 28, 2014, Vivendi sold 41 million shares, reducing its ownership interest below 10%, and is no longer considered a related party.

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

Inventory

In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.   The new standard is effective for fiscal years beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

15.                               Subsequent events

The Acquisition

On November 2, 2015, we and King Digital Entertainment plc, a leading interactive mobile entertainment company incorporated under the laws of Ireland (“King”), entered into a Transaction Agreement (the “Transaction Agreement”) under the terms of which we will acquire King (the “Acquisition”) and King will become a wholly-owned subsidiary of the Company.  At the effective time of the Acquisition, King shareholders will become entitled to receive $18.00 in cash in exchange for each King share they then hold. We expect to transfer approximately $5.9 billion in consideration to the existing King shareholders and share based award holders through a combination of the net proceeds from $2.3 billion of committed incremental term loans, our offshore cash, and approximately $200 million of our share based awards for the replacement of share based awards held by current employees and directors of King.

The transaction is subject to customary closing conditions, including the approval by King’s shareholders, Irish High Court sanctioning, as well as certain regulatory approvals, and is expected to close by Spring of calendar year 2016.

Amendment to Credit Agreement

In conjunction with the Acquisition, the Company entered into a First Amendment (the “Amendment”), which amends the Credit Agreement, dated as of October 11, 2013.  The Amendment, among other things, provides for Incremental Term Loans in the form of Tranche B-2 Term Loans in an aggregate principal amount of approximately $2.3 billion.  The proceeds of the Tranche B-2 Term Loans will be used to fund the Acquisition.

The Tranche B-2 Term Loans will mature on the date that is seven years and six months after the date of the initial funding of the Tranche B-2 Term Loans and will bear interest, at an annual rate equal to an applicable interest margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Tranche B-2 Term Loan will be subject to a LIBOR floor of 0.75% and base rate will be subject to a floor of 1.75%.  The applicable interest margin for Tranche B-2 Term Loans will be 3.00% for LIBOR borrowings and 2.00% for base rate borrowings.  Voluntary prepayments of the Tranche B-2 Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the date of the initial funding of the Tranche B-2 Term Loans.  The Tranche B-2 Term Loans will be secured by the same collateral and guaranteed by the same guarantors as the existing Term Loan.  The other terms of the Tranche B-2 Term Loans are also generally the same as the terms of the existing Term Loan.

Commitment Letter

                In conjunction with the Acquisition, the Company also entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. and Goldman Sachs Bank USA (the “Debt Financing Sources”).  Pursuant to the Commitment Letter, subject to customary conditions, the Debt Financing Sources committed to provide the Company with the Tranche B-2 Term Loans on such modified terms as set forth therein (Tranche B-2 Term Loans as so modified, the “Tranche A Term Loans”) in the same aggregate principal amount and for the same purpose as the original Tranche B-2 Term Loans.  The Tranche A Term Loans will be effected via, and subject to the passing of, a second amendment to the Credit Agreement and will mature on October 11, 2020.

Cash Confirmation

                Under the Irish Takeover Rules, no financing condition to the Acquisition is permitted.  As is customary, we have executed and delivered a cash confirmation representation letter to our financial advisor, in which we have given various representations, warranties and undertakings in relation to the sources and availability of the funding.  In conjunction with the representation letter the Company has segregated $3.56 billion in cash in separate bank accounts, where the cash is not accessible to the Company for operating cash needs, as its use has been administratively restricted for use in the consummation of the Acquisition.

All information included in the accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements in this report reflects only our results, and does not reflect any impact of the proposed Acquisition, Amendment to the Credit Agreement, Commitment Letter, or Cash Confirmation.

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

Operating Segments

Based upon our organizational structure, we conduct our business through three operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to “value” buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty®, Skylanders®, and Guitar Hero® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.   Activision sells games through both retail and digital online channels.  Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation® 4 (“PS4”) and PlayStation 3 (“PS3”) console systems (Xbox One, Wii U, and PS4 are collectively referred to as “next-generation”; Xbox 360, Wii, and PS3 are collectively referred to as “prior-generation”); the personal computer (“PC”); the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

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

Business Highlights

For the three months ended September 30, 2015, Activision Blizzard had net revenues of $990 million, as compared to net revenues of $753 million for the same period in 2014.  For the three months ended September 30, 2015, Activision Blizzard had earnings per diluted share of $0.17, as compared to loss per diluted share of $(0.03) for the same period in 2014.

For the nine months ended September 30, 2015, Activision Blizzard had net revenues of $3.3 billion, as compared to net revenues of $2.8 billion for the same period in 2014. For the nine months ended September 30, 2015, Activision Blizzard had earnings per diluted share of $0.98, as compared to earnings per diluted share of $0.64 for the same period in 2014.

For the three and nine months ended September 30, 2015, digital online channel revenues were 64% and 54%, respectively, of consolidated net revenues, as compared to 67% and 48% for the three and nine months ended September 30, 2014, respectively.

For the three and nine months ended September 30, 2015, non-GAAP digital online channel revenues were 67% and 74%, respectively, of consolidated net revenues, as compared to 43% and 58% for the three and nine months ended September 30, 2014, respectively.

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

•                  Activision released Call of Duty: Advanced Warfare Havoc (“Havoc”), the first downloadable content pack for Call of Duty: Advanced Warfare on the Xbox One and Xbox 360 platforms on January 27, 2015 and on other platforms on February 26, 2015.

•                   Activision released Call of Duty: Advanced Warfare Ascendance (“Ascendance”), the second downloadable content pack for Call of Duty: Advanced Warfare on the Xbox One and Xbox 360 platforms on March 31, 2015 and on other platforms on April 30, 2015.

•                  On April 2, 2015, Blizzard released Blackrock Mountain™, an addition to Hearthstone: Heroes of Warcraft content and on April 14, 2015, Hearthstone: Heroes of Warcraft was released on iOS and Android smartphones.

•                  On April 7, 2015, Blizzard launched the WoW™ Token System, which enables World of Warcraft players to exchange game-time tokens, purchased at $20, to other players for in-game gold, which provides players with a secure method for purchasing gold in-game.

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

•                  Activision released Call of Duty: Advanced Warfare Reckoning (“Reckoning”), the fourth downloadable content pack for Call of Duty: Advanced Warfare on the Xbox One and Xbox 360 platforms on August 4, 2015 and on other platforms on September 3, 2015.

•                  On August 24, 2015, Blizzard released The Grand Tournament™, the latest expansion to Hearthstone: Heroes of Warcraft.

•                  On September 15, 2015, Activision released The Taken King, the third expansion to Destiny.

•                  On September 20, 2015, Activision released Skylanders Superchargers, the latest title in the Skylanders franchise.

•                  On October 20, 2015, Activision released Guitar Hero Live, bringing back the franchise that had previously reached over 40 million players in North America and Europe.

•                  On October 27, 2015, Blizzard began closed beta testing for Overwatch™, its upcoming team-based first-person shooter.

•                  On November 6, 2015, Activision released Call of Duty: Black Ops III, the latest in the Call of Duty franchise series.

•                  In November 2015, Blizzard expects to release Starcraft II: Legacy of the Void™, the third installment of the real-team strategy game.

Management’s Overview of Business Trends

Console Platform Transition

In November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track in North America and Europe, as of September 30, 2015, the combined installed base of PS4 and Xbox One hardware was approximately 32 million units, representing growth of approximately 118% over the combined installed base of approximately 15 million as of September 30, 2014.  While the combined installed base of PS3 and Xbox 360 hardware was approximately 123 million units as of September 30, 2015, at the comparable point in their release cycle, the prior-generation platforms had only 22 million units installed.

When new console platforms are announced or introduced into the market, consumers reduce their purchases of game console software products for prior-generation console platforms in anticipation of new platforms becoming available. During these periods, sales of the game console software products we publish slow or even decline until the new platforms introduced achieve wide consumer acceptance, which we believe will have largely occurred with respect to the next-generation platforms by the end of 2015. In prior cycles, as the next-generation installed base grew, software sales declines abated and software sales grew.

During platform transitions, we simultaneously incur costs to develop and market new titles for prior-generation video game platforms and to develop and market products for next-generation platforms.  We continually monitor console hardware sales and manage our product delivery on each of the prior- and next-generation platforms in a manner we believe to be most effective to maximize our revenue opportunities and achieve the desired return on our investments in product development.

Digital Online Channel Revenues

We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical “boxed” software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties).  In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs), subscription-based services, value-added services and micro-transactions across our various video games.  We have also introduced games based on some of our most successful franchises which operate online on a free-to-play model with micro-transactions.

We currently define sales via digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, micro-transactions, and products. This definition may differ from that used by our competitors or other companies.

According to Activision Blizzard internal estimates, overall industry digital gaming revenues for the nine months ended September 30, 2015 increased by approximately 21% as compared to the same period in 2014.   The primary drivers of the increase in digital gaming revenues were increases in micro-transactions and consumer purchases of full games via digital channels.  Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital online channels.  The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases.  Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products.  As such, lower revenues in our retail distribution channels in the current year may impact our revenues through digital online channels in the subsequent year.

For the three months ended September 30, 2015, revenues through digital online channels increased by $125 million, as compared to the same period in 2014, and represented 64% of our total consolidated net revenues, as compared to 67% for the same period in 2014. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the three months ended September 30, 2015 increased by $192 million, as compared to the same period in 2014, and represented 67% of our total non-GAAP net revenues, as compared to 43% for the same period in 2014.

For the nine months ended September 30, 2015, revenues through digital online channels increased by $421 million, as compared to the same period in 2014, and represented 54% of our total consolidated net revenues, as compared to 48% for the same period in 2014. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the nine months ended September 30, 2015 increased by $333 million, as compared to the same period in 2014, and represented 74% of our total non-GAAP net revenues, as compared to 58% for the same period in 2014.

Conditions in the Retail Distribution Channels

Conditions in the retail distribution channels of the interactive entertainment industry continued to be challenging during the first nine months of 2015.  In North America and Europe, retail sales of video games declined by 8%, as compared to the same period in 2014, according to The NPD Group and GfK Chart-Track.  However, the increase in digitally distributed games, including full-game downloads, add-on content, and free-to-play games, has offset the negative trends in the retail distribution channels.

Additionally, the toys-to-life game category has seen increasing competition from new market participants.

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

As of September 30, 2015, we had approximately 731 million shares of common stock issued and outstanding.  At that date: (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock; (ii) ASAC held 172 million shares, or approximately 24% of the outstanding shares of our common stock; and (iii) our other stockholders held approximately 70% of the outstanding shares of our common stock. The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net revenues
Product sales	$425	43%	$337	45%	$1,736	52%	$1,693	60%
Subscription, licensing and other revenues	565	57	416	55	1,576	48	1,140	40
Total net revenues	990	100	753	100	3,312	100	2,833	100

Costs and expenses
Cost of sales - product costs	195	20	156	21	560	17	568	20
Cost of sales - online	56	6	56	7	161	5	170	6
Cost of sales - software royalties and amortization	81	8	34	5	314	10	136	5
Cost of sales - intellectual property licenses	5	—	7	1	12	—	20	1
Product development	159	16	131	17	453	14	387	14
Sales and marketing	189	19	221	29	445	13	465	16
General and administrative	109	11	140	19	297	9	342	12
Total costs and expenses	794	80	745	99	2,242	68	2,088	74

Operating income	196	20	8	1	1,070	32	745	26

Interest and other expense, net	51	5	51	7	151	4	152	5

Income (loss) before income tax expense (benefit)	145	15	(43)	(6)	919	28	593	21

Income tax expense (benefit)	18	2	(20)	(3)	186	6	119	4

Net income (loss)	$127	13%	$(23)	(3)%	$733	22%	$474	17%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to the Purchase Transaction and related debt financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.  Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2015 and 2014 are presented in the table below (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)

Segment net revenues:
Activision	$591	$704	$(113)	$1,208	$1,193	$15
Blizzard	369	388	(19)	1,106	1,189	(83)
Distribution	80	78	2	189	218	(29)
Operating segment net revenues total	1,040	1,170	(130)	2,503	2,600	(97)

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	(50)	(417)		809	233
Consolidated net revenues	$990	$753		$3,312	$2,833

Segment income (loss) from operations:
Activision	$122	$95	$27	$244	$66	$178
Blizzard	128	164	(36)	383	548	(165)
Distribution	1	1	—	—	(1)	1
Operating segment income from operations total	251	260	(9)	627	613	14

Reconciliation to consolidated operating income (loss) before consolidated income tax expense (benefit):
Net effect from deferral of net revenues and related cost of sales	(26)	(180)		517	260
Stock-based compensation expense	(28)	(22)		(70)	(76)
Amortization of intangible assets	(1)	(2)		(4)	(4)
Fees and other expenses related to the Purchase Transaction and related debt financings	—	(48)		—	(48)

Consolidated operating income	196	8		1,070	745
Interest and other expense, net	51	51		151	152

Consolidated income (loss) before income tax expense (benefit)	$145	$(43)		$919	$593

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three months ended September 30, 2015, as compared to 2014, primarily due to revenues from the release of Destiny in September 2014 with no comparable release in the current quarter.   The decrease was partially offset by revenues from the release of The Taken King, an expansion pack to Destiny, revenues from Skylanders Superchargers, which was released in the current quarter while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014, and revenues from Call of Duty: Advanced Warfare’s new digital content known as “supply drops,” introduced in March 2015, which provide additional content such as customized weapons and character gear.

Activision’s net revenues increased for the nine months ended September 30, 2015, as compared to 2014, primarily due to higher revenues from the Call of Duty franchise, specifically from Call of Duty: Advanced Warfare and its digital content, including expansion packs and supply drops, as compared to Call of Duty: Ghosts in the prior year, and revenues from Skylanders Superchargers, which was released in the current quarter while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014. These increases were partially offset by lower revenues from the Destiny franchise, driven by prior year revenues from the release of Destiny in September 2014 with no comparable release in the current year, and lower revenues from titles based on licensed intellectual property, as compared to releases during the nine months ended September 30, 2014, including The Amazing Spider-ManTM 2 and TransformersTM: Rise of the Dark Spark, with no corresponding releases during the nine months ended September 30,2015.

Blizzard

Blizzard’s net revenues decreased for the three months ended September 30, 2015, as compared to 2014, primarily due to lower revenues from the Diablo franchise in the current quarter due to the release of Diablo III: Reaper of Souls on console in the prior year quarter with no comparable release in the current quarter and lower revenues from World of Warcraft due to a smaller subscriber base.  These decreases were partially offset by higher revenues from Hearthstone: Heroes of Warcraft and the release of its latest expansion, The Grand Tournament, and revenues from Heroes of the Storm.  In addition to already having been released on PC, iPad, and Android tablets in the prior year, Hearthstone: Heroes of Warcraft was released on iPhone and Android smartphones in April 2015, which contributed to the current period revenue increase.

Blizzard’s net revenues decreased for the nine months ended September 30, 2015, as compared to 2014, primarily due to revenues included in the nine months ended September 30, 2014 from Diablo III: Reaper of Souls and Diablo III: Reaper of Souls - Ultimate Evil EditionTM, which were released in March 2014 on PC and in August 2014 on console, respectively, and lower revenues from World of Warcraft due to a smaller subscriber base.  The decreases were partially offset by higher revenues during the nine months ended September 30, 2015 from Hearthstone: Heroes of Warcraft and revenues from Heroes of the Storm.

At September 30, 2015, the global subscriber* base for World of Warcraft was approximately 5.5 million subscribers, compared to approximately 5.6 million subscribers at June 30, 2015, and approximately 7.4 million subscribers at September 30, 2014.  There were no material shifts in the East vs. West subscriber mix in the current quarter, with general stability throughout World of Warcraft’s global subscriber base.  Going forward, Blizzard expects to continue delivering new game content in all regions that is intended to further appeal to the gaming community, however there could be further volatility in the subscriber numbers.

Distribution

Distribution’s net revenues remained flat for the three months ended September 30, 2015, as compared to the comparable period in 2014.

Distribution’s net revenues decreased for the nine months ended September 30, 2015, as compared to the comparable period in 2014, primarily due to a decline in revenues from the distribution of next-generation hardware, which was introduced in the fourth quarter of 2013.

Segment Income from Operations

Activision

Activision’s operating income increased for the three and nine months ended September 30, 2015, as compared to 2014, primarily due to an increased percentage of revenues coming from online digital channels, which typically have higher margins, the timing of the release of Skylanders Superchargers on September 20, 2015, as previously described, and lower overall sales and marketing spend on titles released.  This is partially offset by increased sales and marketing spending for the Guitar Hero release, with no comparable spending in the prior year.

Blizzard

Blizzard’s operating income decreased for the three months ended September 30, 2015, as compared to 2014, primarily due to lower revenues and lower capitalized software development costs.

Blizzard’s operating income decreased for the nine months ended September 30, 2015, primarily due to higher sales and marketing spending for its releases, including Hearthstone: Heroes of Warcraft and the release of its latest expansion, The Grand Tournament, and Heroes of the Storm; lower capitalization of software development costs; and higher amortization of capitalized software costs.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $85 million and $239 million on Activision Blizzard’s segment net revenues for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the United States (“U.S.”) dollar relative to the euro and British pound.

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

Non-GAAP Financial Measures

The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from the change in deferred revenues) and non-GAAP (excluding the impact from the change in deferred revenues) basis. We use this non-GAAP measure internally when evaluating our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team.  We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources, and facilitates comparison of operating performance between periods. In addition, excluding the impact from the change in deferred net revenues provides a much more timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as any non-GAAP measure presented by another company.  This non-GAAP financial measure has limitations in that it does not reflect all of the items associated with our GAAP revenues.  We compensate for the limitations resulting from the exclusion of the change in deferred revenues by considering the impact of that item separately and by considering our GAAP, as well as non-GAAP, revenues.

The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three and nine months ended September 30, 2015 and 2014 (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2015	2014	Increase / (decrease)	2015	2014	Increase / (decrease)

GAAP net revenues by distribution channel
Retail channels	$281	$171	$110	$1,344	$1,257	$87
Digital online channels (1)	629	504	125	1,779	1,358	421
Total Activision and Blizzard	910	675	235	3,123	2,615	508

Distribution	80	78	2	189	218	(29)
Total consolidated GAAP net revenues	990	753	237	3,312	2,833	479

Change in deferred net revenues (2)
Retail channels	(18)	416	(434)	(876)	(388)	(488)
Digital online channels (1)	68	1	67	67	155	(88)
Total changes in deferred net revenues	50	417	(367)	(809)	(233)	(576)

Non-GAAP net revenues by distribution channel
Retail channels	263	587	(324)	468	869	(401)
Digital online channels (1)	697	505	192	1,846	1,513	333
Total Activision and Blizzard	960	1,092	(132)	2,314	2,382	(68)

Distribution	80	78	2	189	218	(29)
Total non-GAAP net revenues (3)	$1,040	$1,170	$(130)	$2,503	$2,600	$(97)

(1) We define revenues from digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, micro-transactions, and products.

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

Retail Channel Net Revenues

The increase in GAAP net revenues from retail channels for the three months ended September 30, 2015, as compared to 2014, was primarily due to revenues from Skylanders Superchargers, which was released in the current quarter, while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014, and higher revenues recognized from the Call of Duty franchise. This was partially offset by lower revenues recognized from Diablo III: Reaper of Souls and Diablo III: Reaper of Souls - Ultimate Evil Edition, which were released in March 2014 on PC and in August 2014 on console, respectively.

The increase in GAAP net revenues from retail channels for the nine months ended September 30, 2015, as compared to 2014, was primarily due to revenues from Skylanders Superchargers, which was released in the current quarter, while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014, revenues recognized from Destiny and its associated expansion packs, and revenues recognized from the World of Warcraft franchise, primarily associated with the release of World of Warcraft: Warlords of DraenorTM in November 2014. These were partially offset by lower revenues recognized from the Call of Duty franchise, lower revenues recognized from the Diablo franchise due to the timing of title releases, and lower revenues from The Amazing Spider-Man 2, which was released during the nine months ended September 30, 2014, with no comparable releases in the nine months ended September 30, 2015.

The decrease in non-GAAP net revenues from retail channels for the three months ended September 30, 2015, as compared to 2014, was primarily due to lower revenues from Destiny, which launched in September 2014, and from the Diablo franchise due to the timing of title releases.  This was partially offset by revenues from Skylanders Superchargers, which released in the current quarter while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014 and revenues from the release of The Taken King, an expansion pack to Destiny.

The decrease in non-GAAP net revenues from retail channels for the nine months ended September 30, 2015, as compared to 2014, was primarily due to revenues from titles released during the nine months ended September 30, 2014 with no corresponding release in the current period, including Destiny, which was released in September 2014, Diablo III: Reaper of Souls and Diablo III: Reaper of Souls - Ultimate Evil Edition which were released in 2014, and from titles based on licensed intellectual property, including The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark.  These decreases were partially offset by revenues from Skylanders Superchargers, which was released in the current quarter, while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014, revenues from the release of The Taken King, an expansion pack to Destiny, and higher revenues from the Call of Duty franchise.

Digital Online Channel Net Revenues

The increase in GAAP net revenues from digital online channels for the three and nine months ended September 30, 2015, as compared to 2014, was primarily due to: higher revenues recognized from Hearthstone: Heroes of Warcraft; revenues recognized from Destiny and its associated expansion packs; higher revenues recognized from Call of Duty: Advanced Warfare and its digital content released during the three months ended September 30, 2015, as compared to Call of Duty: Ghosts and its digital content released during the prior period, including revenues recognized from Call of Duty: Advanced Warfare’s new digital content known as “supply drops;” and revenues recognized from Heroes of the Storm which was released on June 2, 2015 with no comparable release during the prior periods. Additionally, for the nine months ended September 30, 2015, as compared to 2014, the increase was due to higher revenues recognized from the World of Warcraft franchise, primarily associated with the release of World of Warcraft: Warlords of Draenor in November 2014. These increases were partially offset by lower revenues recognized from the Diablo franchise due to the timing of title releases.

The increase in non-GAAP net revenues from digital online channels for the three and nine months ended September 30, 2015, as compared to 2014, was primarily due to: revenues from  Destiny and its associated expansion packs, including The Taken King which was released in September 2014; revenues from Hearthstone: Heroes of Warcraft; higher revenues from Call of Duty: Advanced Warfare and its digital content released during the three and nine months ended September 30, 2015, as compared to Call of Duty: Ghosts and its digital content released during the same period in 2014, including revenues from Call of Duty: Advanced Warfare’s new digital “supply drops;” and revenues from Heroes of the Storm which was released on June 2, 2015 with no comparable release during the prior periods. These were partially offset by lower revenues from World of Warcraft, primarily due to a decline in the subscriber base, and lower revenues recognized from the Diablo franchise due to the timing of title releases.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2015 and 2014 (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2015	2014	Increase / (decrease)	2015	2014	Increase / (decrease)

Geographic region net revenues:
North America	$495	$350	$145	$1,750	$1,384	$366
Europe	367	316	51	1,219	1,172	47
Asia Pacific	128	87	41	343	277	66
Consolidated net revenues	$990	$753	$237	$3,312	$2,833	$479

The increase/(decrease) in deferred revenues recognized by geographic region for the three and nine months ended September 30, 2015 and 2014 was as follows (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2015	2014	Increase / (decrease)	2015	2014	Increase / (decrease)

Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$(45)	$(274)	$229	$502	$136	$366
Europe	(11)	(135)	124	298	102	196
Asia Pacific	6	(8)	14	9	(5)	14
Total impact on consolidated net revenues	(50)	(417)	367	809	233	576

North America

Net revenues increased in North America for the three and nine months ended September 30, 2015, as compared to 2014.  This was mainly due to revenues recognized from Destiny and its expansion packs, revenues from Skylanders Superchargers, which was released in the current quarter, while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014, revenues recognized from Hearthstone: Heroes of Warcraft and its associated expansions and adventures, and revenues recognized from the World of Warcraft franchise, primarily associated with World of Warcraft: Warlords of Draenor and value-added services.  Additionally, for the three months ended September 30, 2015, the increase was due to higher revenues recognized from the Call of Duty franchise.  These increases were partially offset by lower revenues recognized from the Diablo franchise due to the timing of title releases and lower revenues from The Amazing Spider-Man 2, which was released in 2014, with no comparable releases in the current periods.

The increase in deferred revenues recognized for the three and nine months ended September 30, 2015, as compared to 2014, was primarily attributed to recognition of deferred revenues from Destiny, from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value-added services, and from the Diablo franchise. For the nine months ended September 30, 2015, these increases were partially offset by lower deferred revenues recognized from the Call of Duty franchise.

Europe

Net revenues increased in Europe for the three months ended September 30, 2015, as compared to 2014.  The increase was mainly due to revenues from Skylanders Superchargers, which was released in the current quarter, while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014.  This increase was partially offset by lower revenues recognized from the Diablo franchise.

Net revenues increased in Europe for the nine months ended September 30, 2015, as compared to 2014.  The increase was mainly due to higher revenues recognized from Destiny and its expansion packs, revenues from Skylanders Superchargers, which was released in the current quarter, while Skylanders Trap Team, the comparable prior year title, was released in the fourth quarter of 2014, higher revenues recognized from Hearthstone: Heroes of Warcraft and its associated expansions and adventures, and from the launch of Heroes of the Storm in 2015. These increases were partially offset by lower revenues recognized from the Diablo franchise, Call of Duty franchise, and from the Distribution segment.

The increase in deferred revenues recognized for the three and nine months ended September 30, 2015, as compared to 2014, was primarily attributed to recognition of deferred revenues from Destiny and from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value-added services. For the nine months ended September 30, 2015, these increases were partially offset by lower deferred revenues recognized from the Call of Duty franchise.

Asia Pacific

Net revenues increased in Asia Pacific for the three and nine months ended September 30, 2015, as compared to 2014.  The increase was mainly due to revenues recognized from Hearthstone: Heroes of Warcraft and its associated expansions and adventures.  Additionally, for the nine months ended September 30, 2015, the increase was due to revenues recognized from Destiny and its expansion packs.

Deferred revenues recognized increased for the three and nine months ended September 30, 2015, as compared to 2014, primarily due to increased deferred revenues recognized from Destiny and its expansion packs.  This increase was partially offset by decreased deferred revenues recognized from Hearthstone: Heroes of Warcraft.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $85 million and $295 million on our consolidated net revenues for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2015 and 2014 (amounts in millions):

	Three Months Ended September 30, 2015	% of total consolidated net revenues(3)	Three Months Ended September 30, 2014	% of total consolidated net revenues(3)	Increase/ (Decrease)

Platform net revenues:
Online (1)	$195	20%	$205	27%	$(10)
PC	164	17	165	22	(1)

Next-generation (PS4, Xbox One, Wii U)	245	25	109	14	136
Prior-generation (PS3, Xbox 360, Wii)	175	18	161	21	14
Total Console	420	42	270	36	150

Mobile and other (2)	131	13	35	5	96

Total Activision Blizzard	910	92	675	90	235

Distribution	80	8	78	10	2
Total consolidated net revenues	$990	100%	$753	100%	$237

	Nine Months Ended September 30, 2015	% of total consolidated net revenues(3)	Nine Months Ended September 30, 2014	% of total consolidated net revenues(3)	Increase/ (Decrease)

Platform net revenues:
Online (1)	$687	21%	$601	21%	$86
PC	427	13	447	16	(20)

Next-generation (PS4, Xbox One, Wii U)	996	30	353	12	643
Prior-generation (PS3, Xbox 360, Wii)	741	22	1,049	37	(308)
Total Console	1,737	52	1,402	49	335

Mobile and other (2)	272	8	165	6	107

Total Activision Blizzard	3,123	94	2,615	92	508

Distribution	189	6	218	8	(29)
Total consolidated net revenues	$3,312	100%	$2,833	100%	$479

The increase/(decrease) in deferred revenues recognized by platform for the three and nine months ended September 30, 2015 and 2014 was as follows (amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2015	2014	Increase / (decrease)	2015	2014	Increase / (decrease)

Increase/(decrease) in deferred revenues recognized by platform:
Online (1)	$40	$(4)	$44	$165	$(36)	$201
PC	(4)	69	(73)	(52)	(18)	(34)

Next-generation (PS4, Xbox One, Wii U)	(88)	(359)	271	365	(214)	579
Prior-generation (PS3, Xbox 360, Wii)	8	(123)	131	363	513	(150)
Total console	(80)	(482)	402	728	299	429

Mobile and other (2)	(6)	—	(6)	(32)	(12)	(20)
Total impact on consolidated net revenues	$(50)	$(417)	$367	$809	$233	$576

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

Net revenues from online decreased for the three months ended September 30, 2015, as compared to 2014, primarily due to lower World of Warcraft subscriber levels.

Net revenues from online increased for the nine months ended September 30, 2015, as compared to 2014, primarily due to the recognition of previously deferred revenues from the expansion pack World of Warcraft: Warlords of Draenor, which was released in November 2014, and from associated value-added services including a paid character boost. This was partially offset by lower subscriptions revenues.

Net revenues from PC decreased for the three and nine months ended September 30, 2015, as compared to 2014, primarily due to lower revenues recognized from Diablo III: Reaper of Souls, which was released in March 2014.   This was partially offset by revenues recognized from Heroes of the Storm, which had no comparable title release during the prior periods, and from Hearthstone: Heroes of Warcraft, which was first launched on PC in March 2014.

Net revenues from next-generation consoles increased for the three and nine months ended September 30, 2015, as compared to 2014. The increase was primarily attributable to an increase in the number of titles released for the next-generation console platforms, as well as increasing consumer adoption of the PS4 and Xbox One. Since the introduction of the PS4 and Xbox One in the fourth quarter of 2013, we have released the following titles, among others, on next-generation consoles: Call of Duty: Ghosts and Skylanders SWAP Force™ in the fourth quarter of 2013; The Amazing Spider-Man 2 and Transformers: Rise of the Dark Spark in the second quarter of 2014; Diablo III: Reaper of Souls — Ultimate Evil Edition and Destiny in the third quarter of 2014, and Call of Duty: Advanced Warfare and Skylanders Trap Team in the fourth quarter of 2014. Additionally, in 2015, we have released multiple expansions or map packs for Destiny and Call of Duty: Advanced Warfare on the next-generation consoles and, in September 2015, released Skylanders Superchargers.

Net revenues from prior-generation consoles increased for the three months ended September 30, 2015, as compared to 2014, primarily due to revenues from the release of Skylanders Superchargers, while Skylanders Trap Team, the comparable prior year title, was not released until the fourth quarter of 2014. This increase was partially offset by lower revenues recognized from the Call of Duty franchise and from the transition of players from prior-generation to next-generation platforms.

Net revenues from prior-generation consoles decreased for the nine months ended September 30, 2015, as compared to 2014, primarily due to lower revenues recognized from the Call of Duty and Diablo franchises and from the transition of players from prior-generation to next-generation platforms. These decreases were partially offset by revenues recognized from the Destiny franchise, as well as revenues from the release of Skylanders Superchargers.

Net revenues from mobile and other increased for the three and nine months ended September 30, 2015, as compared to 2014, primarily due to toy sales with the release of Skylanders Superchargers in September 2015, while Skylanders Trap Team, the comparable title from the prior year, was not released until the fourth quarter of 2014, and an increase in mobile and tablet platform revenues from the release of Hearthstone: Heroes of Warcraft on iPad and Android tablets in April and December 2014, respectively, along with the release of the title on iPhone and Android smartphones in April 2015.

Deferred revenues recognized for online increased for the three and nine months ended September 30, 2015, as compared to 2014, primarily due to the recognition of deferred revenues from World of Warcraft: Warlords of Draenor and from value-added services revenues for World of Warcraft, including paid character boosts.

Deferred revenues recognized for PC decreased for the three months ended September 30, 2015, as compared to 2014, primarily due to the recognition of deferred revenues during the prior period from Diablo III: Reaper of Souls, released in March 2014, and from Hearthstone: Heroes of Warcraft and its associated expansion packs and adventures.

Deferred revenues recognized for PC decreased for the nine months ended September 30, 2015, as compared to 2014, primarily due to deferral of revenues from Heroes of the Storm and from Hearthstone: Heroes of Warcraft.  This was partially offset by the recognition of deferred revenues from Diablo III: Reaper of Souls in the prior period following its release in March 2014.

The increase in deferred revenues recognized for next-generation consoles for the three and nine months ended September 30, 2015, as compared to 2014, was due to the increased number of titles released for next-generation console platforms, as well as increasing consumer adoption of the PS4 and Xbox One, as discussed above.

The increase in deferred revenues recognized for prior-generation consoles for the three months ended September 30, 2015, as compared to 2014, was primarily due to the recognition of deferred revenues on Destiny, which was released in September 2014, without a comparable release in the current period.

The decrease in deferred revenues recognized for prior-generation consoles for the nine months ended September 30, 2015, as compared to 2014, was primarily due to increasing consumer adoption of next-generation console platforms, partially offset by recognition of deferred revenues on Destiny, which was released in September 2014, without a comparable release in the current period.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three and nine months ended September 30, 2015 and 2014 (amounts in millions):

	Three Months Ended September 30, 2015	% of consolidated net revenues	Three Months Ended September 30, 2014	% of consolidated net revenues	Increase (Decrease)

Product costs	$195	20%	$156	21%	$39
Online	56	6	56	7	—
Software royalties and amortization	81	8	34	5	47
Intellectual property licenses	5	—	7	1	(2)
Total cost of sales	$337	34%	$253	34%	$84

	Nine Months Ended September 30, 2015	% of consolidated net revenues	Nine Months Ended September 30, 2014	% of consolidated net revenues	Increase (Decrease)

Product costs	$560	17%	$568	20%	$(8)
Online	161	5	170	6	(9)
Software royalties and amortization	314	10	136	5	178
Intellectual property licenses	12	—	20	1	(8)
Total cost of sales	$1,047	32%	$894	32%	$153

Total cost of sales for the three months ended September 30, 2015 increased as compared to the same period in 2014, reflective of the increase in consolidated net revenues. Cost of sales — product costs increased primarily due to higher product sales, primarily associated with the launch of Skylanders Superchargers in the current quarter, partially offset by an increase from digital online channel revenues, which have relatively lower product costs. Cost of sales—software royalties and amortization increased primarily due to the amortization of capitalized software costs for the release of Skylanders Superchargers, while Skylanders Trap Team, the comparable prior year title, was not released until the fourth quarter of 2014, and software costs associated with Blizzard product releases.

Total cost of sales for the nine months ended September 30, 2015 increased as compared to the same period in 2014, reflective of the increase in consolidated net revenues. Cost of sales—software royalties and amortization increased primarily due to the amortization of deferred royalties for Destiny and its expansion packs and amortization of capitalized software associated with the release of Skylanders Superchargers, while Skylanders Trap Team, the comparable prior year title, was not released until the fourth quarter of 2014, and software costs associated with Blizzard product releases.

Product Development (amounts in millions)

	September 30, 2015	% of consolidated net revenues	September 30, 2014	% of consolidated net revenues	Increase (Decrease)

Three Months Ended	$159	16%	$131	17%	$28
Nine Months Ended	$453	14%	$387	14%	$66

Product development costs increased for the three and nine months ended September 30, 2015, as compared to 2014, primarily from increased costs to support our future title releases, a decrease in costs capitalized, and increased Blizzard product development costs.

Sales and Marketing (amounts in millions)

	September 30, 2015	% of consolidated net revenues	September 30, 2014	% of consolidated net revenues	Increase (Decrease)

Three Months Ended	$189	19%	$221	29%	$(32)
Nine Months Ended	$445	13%	$465	16%	$(20)

Sales and marketing costs decreased for the three and nine months ended September 30, 2015, as compared to 2014, primarily driven by lower sales and marketing spending, as compared to the prior periods, on the Skylanders and Destiny franchises and higher spending in the prior periods related to the Diablo franchise to support the title releases in the prior period.  These decreases were partially offset by marketing spending to support our other title releases in the current period, specifically, the launch of Heroes of the Storm in June 2015 and subsequent additional promotion of the title, additional spending on Hearthstone: Heroes of Warcraft, and marketing for the re-launch of Guitar Hero.

General and Administrative (amounts in millions)

	September 30, 2015	% of consolidated net revenues	September 30, 2014	% of consolidated net revenues	Increase (Decrease)

Three Months Ended	$109	11%	$140	19%	$(31)
Nine Months Ended	$297	9%	$342	12%	$(45)

General and administrative expenses decreased for the three and nine months ended September 30, 2015, as compared to 2014, primarily due to higher professional fees (including legal fees, costs, expenses, and accruals) in the prior year. Additionally, the decrease was due to higher foreign currency transaction gains during the nine months ended September 30, 2015 as compared to the comparable period in 2014.

Interest and Other Expense, Net (amounts in millions)

	September 30, 2015	% of consolidated net revenues	September 30, 2014	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$51	5%	$51	7%	$—
Nine Months Ended	$151	4%	$152	5%	$(1)

Interest and other expense, net, did not significantly change for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.

Income Tax Expense (amounts in millions)

	September 30, 2015	% of pretax income	September 30, 2014	% of pretax income	Increase (Decrease)
Three Months Ended	$18	13%	$(20)	46%	$38
Nine Months Ended	$186	20%	$119	20%	$67

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

The income tax expense of $18 million for the three months ended September 30, 2015 reflects an effective tax rate of 13%, which is lower than the effective tax rate of 46% for the three months ended September 30, 2014.  This decrease is primarily due to an incremental tax benefit included in the three months ended September 30, 2014, from a lower estimated effective annual tax rate in 2015 due to the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings, partially offset by certain non-tax benefited costs incurred during the prior year quarter.

The income tax expense of $186 million for the nine months ended September 30, 2015 reflects an effective tax rate in 2015 of 20%, which is comparable to the effective tax rate of 20% for the nine months ended September 30, 2014.

The effective tax rates of 13% and 20% for the three and nine months ended September 30, 2015, respectively, differed from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, recognition of California research and development credits, federal domestic production deductions and favorable return to provision adjustments, partially offset by increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2015 and will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2008 through 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter.

In addition, Vivendi Games’ tax return for the 2008 tax year is under examination by the IRS and several state taxing authorities. While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending.

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

In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, generally consisting of New VH’s net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction, as the benefit from these tax attributes did not meet the “more-likely-than-not” standard.  For the nine months ended September 30, 2015, we utilized $248 million of the NOL, which resulted in a tax benefit of $87 million, reduced by $5 million for return to provision adjustments, and a corresponding reserve of $82 million was established as the position did not meet the “more-likely-than-not” standard.  As of September 30, 2015, an indemnification asset of $149 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	September 30, 2015	December 31, 2014	Increase (Decrease)

Cash and cash equivalents	$4,365	$4,848	$(483)
Short-term investments	154	10	144
	$4,519	$4,858	$(339)

Percentage of total assets	32%	33%

	For the Nine Months Ended September 30,

	2015	2014	Increase (Decrease)

Cash flows provided by operating activities	$163	$97	$66
Cash flows used in investing activities	(239)	(80)	(159)
Cash flows used in financing activities	(139)	(374)	235
Effect of foreign exchange rate changes	(268)	(248)	(20)
Net decrease in cash and cash equivalents	$(483)	$(605)	$122

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

Cash flows provided by operating activities were higher for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to higher net income for the period and adjustments to net income for non-cash charges, including amortization of capitalized software development costs, partially offset by changes in our working capital accounts.

Cash Flows Used In Investing Activities

The primary drivers of cash flows used in investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

Cash flows used in investing activities were $239 million for the nine months ended September 30, 2015, as compared to $80 million for the nine months ended September 30, 2014.  The increase in cash used was primarily due to $144 million of purchases of available-for-sale investments for the nine months ended September 30, 2015, with no corresponding purchases during the prior year.

Cash Flows Used In Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock and the payment of dividends.

Cash flows used in financing activities were lower during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to $202 million of proceeds received in the settlement of the litigation related to the Purchase Transaction, and the lower partial repayment of our Term Loan in 2015 of $250 million, as compared to the $375 million partial repayment of our Term Loan in 2014. These were partially offset by lower proceeds from stock options exercised by our employees and the higher cash dividend payment made during the nine months ended September 30, 2015, as compared to 2014.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $268 million and $248 million on our cash and cash equivalents for the nine months ended September 30, 2015 and 2014, respectively.  The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $4.5 billion at September 30, 2015, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($4.7 billion at September 30, 2015) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; and payments related to debt obligations.

As of September 30, 2015 and December 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.5 billion and $3.6 billion, respectively. If these funds are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.   As further described below under “Subsequent Events”, on November 2, 2015, we and King Digital Entertainment plc (“King”) entered into an agreement under the terms of which we will acquire King and will fund the cash consideration payable thereunder with a combination of cash and cash equivalents held outside of the U.S., as well as the net proceeds from a committed incremental term loan in the amount of $2.3 billion.

Debt

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of September 30, 2015, the Notes had a carrying value of $2.25 billion.

We may redeem the 2021 Notes on or after September 15, 2016 and the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a “make-whole premium,” plus accrued and unpaid interest. In addition, upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest.

On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility maturing in October 2018 (the “Revolver” and, together with the Term Loan, the “Credit Facilities”). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver and there were no letters of credit issued and outstanding under the Revolver at either September 30, 2015 or December 31, 2014.

As of September 30, 2015, the outstanding balance of our Term Loan was $1.9 billion.  Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan are subject to a LIBOR floor of 0.75%.  At September 30, 2015, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

The Credit Agreement requires quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary partial repayment of $375 million on our Term Loan. This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement. On February 11, 2015, we made an additional voluntary principal repayment, this time in the amount of $250 million, which reduced the balance due on the maturity date. The 2015 repayment reduced the Term Loan’s outstanding principal balance to $1.9 billion and based on this reduced balance, we expect our contractual interest payments in the future will be reduced by approximately $8 million annually, based on the interest rate of 3.25% at September 30, 2015. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

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

The Company was in compliance with the terms of the Notes and Credit Facilities as of September 30, 2015.

As further described below under “Subsequent Events”, on November 2, 2015, we and King entered into an agreement under the terms of which we will acquire King and will fund the cash consideration payable thereunder with the net proceeds from a committed incremental term loan in the amount of $2.3 billion, as well as offshore cash, and, as such, entered into the Amendment (as defined below), which amends the Credit Agreement.

Capital Expenditures

For the year ending December 31, 2015, we anticipate total capital expenditures of approximately $115 million, primarily for computer hardware and software purchases.  During the first nine months of 2015, we made aggregate capital expenditures of $95 million.

Off-balance Sheet Arrangements

At September 30, 2015 and December 31, 2014, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Subsequent Events

The Acquisition

On November 2, 2015, we and King, a leading interactive mobile entertainment company, entered into a Transaction Agreement (the “Transaction Agreement”) under the terms of which we will acquire King (the “Acquisition”) and King will become a wholly-owned subsidiary of the Company.  At the effective time of the Acquisition, King shareholders will become entitled to receive $18.00 in cash in exchange for each King share they then hold. We expect to transfer approximately $5.9 billion in consideration to the existing King shareholders and share based award holders through a combination of the net proceeds from $2.3 billion of committed incremental term loans, our offshore cash, and approximately $200 million of our share based awards for the replacement of share based awards held by current employees and directors of King.

The transaction is subject to customary closing conditions, including the approval by King’s shareholders, sanction of the Irish High Court, as well as certain regulatory approvals, and is expected to close by Spring of calendar year 2016.

Amendment to Credit Agreement

In conjunction with the Acquisition, the Company entered into a First Amendment (the “Amendment”), which amends the Credit Agreement, dated as of October 11, 2013.  The Amendment, among other things, provides for Incremental Term Loans in the form of Tranche B-2 Term Loans in an aggregate principal amount of approximately $2.3 billion.  The proceeds of the Tranche B-2 Term Loans will be used to fund the Acquisition.

                The Tranche B-2 Term Loans will mature on the date that is seven years and six months after the date of the initial funding of the Tranche B-2 Term Loans and will bear interest, at an annual rate equal to an applicable interest margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) rate for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Tranche B-2 Term Loan will be subject to a LIBOR floor of 0.75% and base rate will be subject to a floor of 1.75%.  The applicable interest margin for Tranche B-2 Term Loans will be 3.00% for LIBOR borrowings and 2.00% for base rate borrowings.  Voluntary prepayments of the Tranche B-2 Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the date of the initial funding of the Tranche B-2 Term Loans.  The Tranche B-2 Term Loans will be secured by the same collateral and guaranteed by the same guarantors as the existing Term Loan.  The other terms of the Tranche B-2 Term Loans are also generally the same as the terms of the existing Term Loan.

Commitment Letter

In conjunction with the Acquisition, the Company also entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. and Goldman Sachs Bank USA (the “Debt Financing Sources”).  Pursuant to the Commitment Letter, subject to customary conditions, the Debt Financing Sources committed to provide the Company with the Tranche B-2 Term Loans on such modified terms as set forth therein (Tranche B-2 Term Loans as so modified, the “Tranche A Term Loans”) in the same aggregate principal amount and for the same purpose as the original Tranche B-2 Term Loans.  The Tranche A Term Loans will be effected via, and subject to the passing of, a second amendment to the Credit Agreement and will mature on October 11, 2020.

Cash Confirmation

Under the Irish Takeover Rules, no financing condition to the Acquisition is permitted.  As is customary, we have executed and delivered a cash confirmation representation letter to our financial advisor, in which we have given various representations, warranties and undertakings in relation to the sources and availability of the funding.  In conjunction with the representation letter the Company has segregated $3.56 billion in cash in separate bank accounts, where the cash is not accessible to the Company for operating cash needs, as its use has been administratively restricted for use in the consummation of the Acquisition.

All information included in the accompanying unaudited Condensed Consolidated Financial Statements and notes to Condensed Consolidated Financial Statements in this report reflects only our results, and does not reflect any impact of the proposed Acquisition, Amendment to the Credit Agreement, Commitment Letter, or Cash Confirmation.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the nine months ended September 30, 2015, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, for a more complete discussion of our critical accounting policies and estimates.

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

Inventory

In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.   The new standard is effective for fiscal years beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.  We report the fair value of these contracts within “Other current assets,” “Accrued expense and other liabilities,” “Other assets,” or “Other liabilities,” as applicable, in our condensed consolidated balance sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments in accordance with FASB Accounting Standards Codification (“ASC”) Topic 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other expense, net” in our condensed consolidated statements of operations, depending on the nature of the underlying transactions.  These forward contracts generally have a maturity of less than one year.

At September 30, 2015 there were no outstanding foreign currency forward contracts not designated as hedges.  At December 31, 2014, there was one outstanding foreign currency forward contract not designated as a hedge; the notional amount of that foreign currency forward contract was $11 million and the fair value was not material.  For the three and nine months ended September 30, 2015 and 2014, pre-tax net losses related to these forward contracts were not material.

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

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $336 million at September 30, 2015 and $78 million at September 30, 2014.  At December 31, 2014, there were no outstanding foreign currency forward contracts designated as cash flow hedges. The outstanding foreign currency forward contracts have maturities of 15 months or less.  During the three and nine months ended September 30, 2015, there was no ineffectiveness relating to these hedges. At September 30, 2015, $3 million of net unrealized gains related to these contracts  are expected to be reclassified into earnings within the next twelve months.

In the absence of the hedging activities described above, for the nine months ended September 30, 2015, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $82 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of September 30, 2015, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $19 million. Because we have a 0.75% LIBOR floor in our Term Loan, our interest expense will only increase if the underlying interest rate increases to a level that exceeds the LIBOR floor.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2015, our $4.37 billion of cash and cash equivalents were comprised primarily of money market funds. At September 30, 2015, our $154 million of short-term investments included $129 million of U.S. treasury and government-sponsored agency debt securities and $25 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at September 30, 2015. The Company has determined that, based on the composition of our investment portfolio as of September 30, 2015, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

Item 4.                     Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2015, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting at September 30, 2015, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2015, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchase Transaction Matters

In prior periods, the Company reported on litigation related to the Purchase Transaction.  During the period ended June 30, 2015, the cases were resolved and dismissed with prejudice.  As part of the resolution of the claims, we received a settlement payment of $202 million in July 2015 from Vivendi, ASAC, and our insurers. We recorded the settlement within “Shareholders’ equity” in our condensed consolidated balance sheet as of September 30, 2015.

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

Item 1A.            Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014.  In addition, the Company wishes to caution the reader that the following additional important risk could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

We may fail to complete the proposed acquisition of King Digital Entertainment plc and, even if the acquisition is successfully completed, the anticipated benefits to our stockholders may not be realized.

On November 2, 2015, we and King, a leading interactive mobile entertainment company incorporated under the laws of Ireland, entered into a Transaction Agreement under the terms of which we will acquire King (the “Acquisition”) and King will become a wholly-owned subsidiary of the Company.  At the effective time of the Acquisition, King shareholders will become entitled to receive $18.00 in cash in exchange for each King share they then hold. The transaction is subject to customary closing conditions, including the approval by King’s shareholders, sanction of the Irish High Court, as well as certain regulatory approvals, and is expected to close by Spring of calendar year 2016.

There can be no assurance that King’s stockholders, the Irish High Court or the relevant regulators will approve the Acquisition. If the transaction is unable to be consummated, then we will not receive the expected benefits of the transaction. Moreover, uncertainty arising during the pendency of the proposed Acquisition, including as a result of any delays in obtaining needed approval, might hamper King’s ability to retain key employees or could result in our or King’s employees losing focus on operations or other matters, which could adversely impact the combined company. Failure to complete, or delays in completing, the proposed Acquisition for any reason could negatively impact King’s relationships with customers, its stock price and its future business and financial results.

Furthermore, even in the event that the proposed Acquisition is successfully completed, there can be no assurance that the anticipated benefits to our stockholders will be realized if King’s business fails to perform as expected, the businesses of Activision Blizzard and King are not successfully integrated or the integration process results in a loss of or failure to attract, motivate or retain employees, the loss of consumers or customers, the disruption to either or both companies’ ongoing business, higher than expected integration costs or an overall post-completion integration process that takes longer than originally anticipated. Failure to complete or realize the benefits of the Acquisition could negatively impact our stock price and our future business and financial results after the Acquisition.

Additional risks associated with the Acquisition are described in “Cautionary Statement Regarding Forward-Looking Statements” from our Current Report on Form 8-K filed on November 3, 2015.

Item 6.                     Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 6, 2015

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB

Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1

Transaction Agreement, dated November 2, 2015, by and among King Digital Entertainment plc, ABS Partners C.V.  and Activision Blizzard, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed November 3, 2015).

2.2	Appendix I to the Rule 2.5 Announcement (Conditions Appendix) (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K, filed November 3, 2015).

2.3

Expenses Reimbursement Agreement, dated November 2, 2015, by and between King Digital Entertainment plc and Activision Blizzard, Inc. (incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K, filed November 3, 2015).

2.4	Form of Voting Undertaking executed by certain shareholders of King Digital Entertainment plc. (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K, filed November 3, 2015).

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Second Amended and Restated Bylaws of the Company, adopted as of October 11, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed October 18, 2013).

10.1*	2015 Corporate Annual Incentive Plan.

10.2*	Notice of Stock Option Award, dated as of August 6, 2015 to Brian G. Kelly.

10.3

First Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed November 3, 2015).

10.4

Commitment Letter, dated November 2, 2015, by and among Activision Blizzard, Inc., Bank of America, N.A. and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed November 3, 2015).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015; and (vi) Notes to Condensed Consolidated Financial Statements.