Form 10-K
period 2015-12-31
Activision Blizzard, Inc.
filed 2016-02-29
CIK 718877

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2015 (based on the closing sale price as reported on the NASDAQ) was $13,345,675,247.

         The number of shares of the registrant's Common Stock outstanding at February 22, 2016 was 734,998,115.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2016 Annual Meeting of Shareholders which is expected to be held on June 2, 2016, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements relating to the acquisition of King Digital Entertainment plc and expected impact of that transaction, including without limitation, the expected impact on Activision Blizzard's future financial results; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plan," "plans," "believes," "may," "might," "expects," "intends," "intends as," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially from expectations stated in forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Report. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

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

        Activision—Through Activision Publishing, Inc. ("Activision"), we are a leading international developer and publisher of interactive software products and content. Activision develops, markets and sells products through retail channels or digital downloads, which are principally based on our internally developed intellectual properties, as well as some licensed properties. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to "value" buyers seeking budget-priced software, in a variety of geographies. Activision continues to focus its efforts in the areas we believe have the most opportunity for growth and higher profitability, while reducing investments in areas we believe have less profit potential and limited growth opportunities. To that end, investments are focused on proven intellectual properties to develop deep, high-quality content that offers engaging online gaming experiences. One of Activision's leading franchises is Call of Duty®, which launched in 2003, and has been the best-selling Western interactive franchise since its launch. In 2015, Activision released the latest installment in the franchise, Call of Duty: Black Ops III, which, according to The NPD Group, GfK Chart-Track, and Activision Blizzard internal estimates, was the #1 best-selling console game globally in 2015. Activision is currently developing, distributing, and selling additional digital content for the global community of Call of Duty: Black Ops III players, along with content for the other Call of Duty titles, in addition to developing future releases and sequels.

        Another leading franchise for Activision is Skylanders®, which launched in 2011 with the release of Skylanders Spyro's Adventure. Games in the Skylanders franchise combine the use of physical toys with digital interactive experiences to deliver innovative gameplay to our audience. In September 2015, we released Skylanders SuperChargers, which introduced vehicles-to-life—an entirely new way for fans to experience the magic of Skylanders.

        While focusing on proven intellectual properties is one of Activision's priorities, we also continue to make strategic investments in developing new intellectual properties that we believe have the potential for long-term growth and success. For example, on September 15, 2015, we released The Taken King, the third and largest expansion to Destiny, the game universe created by Bungie under our long-term alliance with them. We also introduced microtransactions within Destiny in October 2015 and expect to release additional content to our global community of Destiny players in 2016.

        Blizzard—Blizzard Entertainment, Inc. ("Blizzard") is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™ and Heroes of the Storm™ franchises. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates the creation of user-generated content, digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; in-game purchases and services; retail sales of physical "boxed" products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related party companies that distribute Blizzard products.

        Blizzard has released five expansion packs to the epic World of Warcraft franchise since 2004, with the most recent release, World of Warcraft: Warlords of Draenor®, having been released in November 2014, and the next expansion, World of Warcraft: Legion™, to be released in the summer of 2016. For Hearthstone: Heroes of Warcraft, in addition to bringing the game to iOS and Android smartphones in April 2015, three new content releases, Blackrock Mountain™, The Grand Tournament™, and The League of Explorers™, were introduced in 2015 and have continued to drive performance.

        Blizzard continues to invest in new opportunities, both by leveraging its internally developed intellectual property, such as the release of Heroes of the Storm in 2015, as well as developing new intellectual property with the upcoming team-based first person shooter, Overwatch™, which is expected to be released commercially in the spring of 2016.

        Other—We also engage in other business opportunities including:

  •
  The Activision Blizzard Media Networks ("Media Networks") business, announced in 2015, which builds on our efforts in competitive gaming and the growing eSports industry;

  •
  The Activision Blizzard Studios ("Studios") business, announced in 2015, which is devoted to creating original film and television content based on the company's extensive library of iconic and globally-recognized intellectual properties; and

  •
  The Activision Blizzard Distribution ("Distribution") business, which consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

        Revenues associated with the Call of Duty, World of Warcraft, Skylanders, and Destiny franchises combined accounted for 71%, 72%, and 80% of our consolidated net revenues for the years ended December 31, 2015, 2014, and 2013, respectively.

The Business Combination and Share Repurchase

        Activision, Inc. was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992.

        Activision Blizzard is the result of the 2008 business combination ("Business Combination") by and among the Company (then known as Activision, Inc.), Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. and Vivendi became a majority shareholder of Activision Blizzard. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol "ATVI."

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). Refer to Note 11 of the Notes to the Consolidated Financial Statements for information regarding the financing of the Purchase Transaction.

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

        As of December 31, 2015, we had 734 million shares of common stock issued and outstanding. At that date, (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock, (ii) ASAC held 172 million shares, or approximately 23% of the outstanding shares of our common stock, and (iii) our other stockholders held approximately 71% of the outstanding shares of our common stock.

        On January 13, 2016, Vivendi sold all of their remaining shares of our common stock. We did not receive any proceeds from the sale.

The King Acquisition

        On November 2, 2015, we and King Digital Entertainment plc, a leading interactive entertainment company for the mobile world incorporated under the laws of Ireland ("King"), entered into a Transaction Agreement (the "Transaction Agreement") under the terms of which we would acquire King (the "King Acquisition") and King would become a wholly-owned subsidiary of the Company. On February 23, 2016 we completed the King Acquisition under the terms of the Transaction Agreement. We transferred $5.9 billion in consideration to the existing King shareholders and share-based award holders.

        The Company made this acquisition because it believes that the addition of King's highly-complementary mobile business will position the Company as a global leader in interactive entertainment across mobile, console and PC platforms, and positions the company for future growth. The combined company has a world-class interactive entertainment portfolio of top-performing franchises.

        As the closing of the King Acquisition occurred subsequent to December 31, 2015, our financial results as of, and for the year ended December 31, 2015, do not contain the results of King.

Our Strategy

        Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment software, online content and services that deliver year-round, highly satisfying and engaging entertainment experiences.

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

        Focus on Delivery of Digital Content and Online Services.    We continue to shift towards digital delivery of content and to establish and develop direct and long-term relationships with our gamers. We will also continue to support, maintain and enhance the online communities for our games and franchises. We believe that focusing our efforts on online product innovations, such as additional online content, services and social connectivity, provides lasting value to our global communities of players. In addition, we continue to expand into new business models for the digital delivery of content, including offering free-to-play games with monetization through in-game microtransactions along with increased in-game microtransactions within our purchased software products. We are also focused on increasing our presence on new digital platforms, such as mobile and tablet devices.

        Extend the Reach of our Existing Franchises.    We are focused on identifying and investing in business opportunities that extend our existing franchises into adjacent entertainment verticals, deepen audience engagement by celebrating our players, deliver high production values to our communities, and provide greater opportunities for player investment. This includes investments in our Media Networks and Studios businesses. Our Media Networks business acquired Major League Gaming Inc. ("MLG") which provides an immediate expansion of our reach across the rapidly-growing eSports ecosystem by adding proven live streaming capabilities and technologies. Competitive gaming and the spectator opportunities connected to organized gaming competitions could provide opportunities for shareholders and great rewards and recognition for our hundreds of millions of players. Our Studios business is focused on producing an animated Skylanders television series which we expect to release in the fall of 2016 and has begun work on developing a robust cinematic universe based on the Call of Duty franchise.

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

        We compete primarily with other publishers of PC, online, mobile, and video game console interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Nintendo, and Sony, compete directly with us in the development of software titles for their respective platforms. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers over the Internet. Further, we compete with publishers of mobile games, who may be narrowly focused on publishing games for mobile and tablet devices. Lastly, with our Skylanders franchise and its toys and accessories, we compete indirectly with companies who sell toys to our target consumers for this franchise. We expect new competitors to continue to emerge in the "toys to life", MMORPG, free-to-play and other microtransaction-based game categories. Notably in 2015, the toys to life category became more competitive with a new entrant competing directly with us and other incumbents.

Employees

        At December 31, 2015, we had approximately 7,300 total full-time and part-time employees. At December 31, 2015, approximately 110 of our full-time employees were subject to fixed-term employment agreements with us. These agreements generally commit the employee and the Company to employment terms of between one and five years from the commencement of the agreement. Most of our employees who are subject to these agreements are executive officers or key members of the product development, sales, or marketing divisions. These individuals perform services for us as executives, directors, producers, associate producers, computer programmers, game designers, sales directors, or marketing product managers. In our experience, entering into employment agreements with these employees reduces our turnover during the development, production and distribution phases of our entertainment software products and allows us to plan more effectively for future development and marketing activities. Some employees outside of the United States ("U.S.") are also party to employment agreements that do not specify a fixed term.

        The majority of our employees in France, Germany, Spain, and Italy are subject to collective agreements as a part of normal business practices in those countries. In addition, certain employees in those countries are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

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

Significant Customers

        We had two customers, Sony and Microsoft, who accounted for 12% and 10% of our consolidated net revenues for the year ended December 31, 2015, respectively. We did not have any single customer that accounted for 10% or more of our consolidated net revenues for the years ended December 31, 2014 or 2013. We had three customers, Sony, Microsoft, and Wal-Mart, who accounted for 18%, 13%, and 11% of consolidated gross receivables at December 31, 2015, respectively, and 13%, 17%, and 11% of consolidated gross receivables at December 31, 2014, respectively.

Reportable Segments

        We have two reportable operating segments: (i) Activision Publishing, Inc. and its subsidiaries—publishing interactive entertainment software products and downloadable content, and (ii) Blizzard Entertainment, Inc. and its subsidiaries—publishing real-time strategy games, role-playing games and online subscription-based games in the MMORPG category. Previously, we reported "Distribution" as a reportable segment. In the current period, this was no longer deemed a separate reportable segment and is included in "Other" along with our recently announced Media Networks and Studios businesses.

        See Note 13 of the Notes to Consolidated Financial Statements for certain additional information regarding operating segments and geographical performance.

Activision—Business Overview

Strategy

        Create, Acquire and Maintain Strong Franchises.    Activision focuses on development and publishing activities, principally for products and content that are, or have the potential to become, franchises with sustainable mass consumer appeal and recognition and year-round engagement. It is our experience that these products and content can then serve as the basis for sequels, prequels and related new products and content that can be released over an extended period of time. We believe that the publishing and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. Our successful intellectual properties include the Call of Duty and Skylanders franchises, and we intend to continue development of owned franchises in the future. We also have an exclusive long-term alliance with Bungie, the developer of the successful Destiny franchise.

        Execute Disciplined Product Selection and Development Processes.    The success of our publishing business depends, in significant part, on our ability to develop high-quality content that will generate significant demand among our global communities. Our publishing units have implemented a formal control process for the selection, development, production and quality assurance of that content. We apply this process, which we refer to as the "Greenlight Process," to all of our products and content, whether they are externally or internally developed. The Greenlight Process includes regular in-depth reviews at important stages of development by a team that includes many of our highest-ranking operating managers and enables coordination among our sales, marketing and development staff at each step in the process.

        We develop our content and products using a combination of our internal development resources and external development resources acting under contract with us. We typically select our external developers based on their track records and expertise in producing products in the same category. One developer will often produce the same game for multiple platforms and will produce sequels to the original game. We believe that selecting and using development resources in this manner allows us to leverage the particular expertise of our internal and external development resources, which we believe enhances the quality of our products and accelerates the timing of releases.

        Focused Content and Product Offerings, Diversity in Platforms and Geographies.    We believe Activision has aligned its product offerings and cost structure to position the business for long-term growth. Through our online-enabled products and content, we believe we are best positioned to take advantage of retail and digital distribution channels that allow us to deliver content to a broad range of gamers, ranging from children to adults and from core gamers to mass-market consumers and to "value" buyers seeking budget-priced software, in a variety of geographies. Presently, the majority of products that we develop, publish and distribute operate on the PS4, PS3, Xbox One, Xbox 360, Wii U, and Wii console systems, and the PC.

Products

        In recent years, Activision has been best known for its success in the first-person action category from its internally-developed intellectual property, Call of Duty. Our latest release, Call of Duty: Black Ops III, was released on November 6, 2015, and was the #1 best-selling console game globally for 2015, according to The NPD Group, GfK Chart-Track, and our internal estimates.

        On September 20, 2015, Activision launched Skylanders SuperChargers, the fifth title in our Skylanders franchise, an internally-developed intellectual property that combines the use of physical toys with video games to deliver innovative gameplay experiences to our audience. Specifically, the games in the Skylanders franchise involve "smart toys" consisting of action figures and accessories and an electronic "portal" which, when used with a figure or accessory, allows a player to store and access information about his or her performance in the game. We sell the toys and accessories both bundled with the software for the titles and on a stand-alone basis. Skylanders SuperChargers continues with the innovative "toys to life" concept with the new "vehicles to life" concept which includes online multiplayer and racing gameplay.

        On September 9, 2014, Activision released Bungie's Destiny, an online universe of first-person action gameplay which we have called the world's first "shared-world shooter". On May 19, 2015, Activision released House of Wolves, the second expansion to Destiny, and on September 15, 2015, Activision released The Taken King, the third and largest expansion to Destiny.

        Activision also develops products spanning other genres, including first-person action, action/adventure, role-playing, simulation and strategy.

Product Development and Support

        Activision develops and produces titles using a model in which a core group of creative, production and technical professionals, in coordination with our marketing, finance and other departments, has responsibility for the entire development and production process, including the supervision and coordination of internal and external resources. This team assembles the necessary creative elements to complete and release content through, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios.

        Activision believes that this model allows us to supplement internal expertise with top-quality external resources on an as-needed basis.

        In addition, Activision periodically engages independent third-party developers to create content on Activision's behalf. We may either own or have rights to commercially exploit these products. In other circumstances, a third-party developer may retain ownership of the intellectual property and/or technology included in the product, or reserve certain exploitation rights with respect thereto. Activision typically selects these independent third-party developers based on their expertise in developing products in a specific category for specific platforms. Each of our third-party developers is under contract with us, either for a single or multiple titles. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers. In such cases, the agreements with these developers typically provide us with exclusive publishing and/or distribution rights for a specific period of time, often for specified platforms and territories. In either case, Activision often has the ability to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the independent developer and Activision frequently has the right to engage the services of the original developer with regard to further product development.

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

        In April 2010, Activision entered into a long-term exclusive relationship with Bungie, the developer of game franchises including Halo, Myth and Marathon, to bring Bungie's next big action game universe, Destiny, to market. During the term of the agreement, Activision has exclusive, worldwide rights to publish and distribute all future Bungie games based on Destiny on multiple platforms.

        Activision provides various forms of product support to both our internally and externally developed content. Activision's central technology and development teams review, assess and provide support to products throughout their milestone development phases. Quality assurance personnel are also involved throughout the development and production of published content. Activision subjects all such content to extensive testing before release to ensure compatibility with all appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our content, Activision generally provides 24-hour online access to customer service representatives, as well as live telephone operators who answer the help lines during regular business hours.

Marketing, Sales, and Distribution

        Many of our products contain software that enables customers to "electronically register" with us online, which allows us to connect with our gamers directly. This provides a significant marketing tool for direct advertising with our customers and customization of in-game advertising based on customer preferences and trends. Additionally, Activision's marketing efforts include activities on the Internet (including on Facebook, Twitter, YouTube and other online social networks and websites), public relations, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by Microsoft, Nintendo, and Sony. From time to time, we also receive marketing support from hardware manufacturers, mass appeal consumer products related to a game, and retailers in connection with their own promotional efforts.

        We believe that our strong proven franchises generate a loyal and devoted customer base that continues to engage with our franchises and purchase additional content as a result of their dedication to a franchise and satisfaction from previous content purchases. We therefore market this additional content, including sequels, expansion packs and downloadable content, toward the established customer base as well as to broader audiences. In addition, we believe that we derive benefits for our licensed properties from the marketing and promotional activities undertaken by the underlying intellectual property owners, in addition to our own marketing efforts.

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

        International Retail Sales and Distribution.    Our products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. We conduct our international publishing activities through offices in Australia, China, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, and the United Kingdom ("U.K."). We often seek to maximize our worldwide revenues and profits by releasing high-quality foreign language releases concurrently with English language releases and by continuing to expand the number of direct selling relationships we maintain with key retailers in major territories.

        Digital Distribution.    Online and digital distribution channels are continuing to grow and comprise a significant part of our business. Most of our products and content are sold in a digital format, which allows consumers to purchase and download the content at their convenience directly to their PC, console system, or handheld, mobile or tablet device. We partner with digital distributors to utilize this growing method of distribution. We also make downloadable content and in-game microtransactions available to our customers to enhance their gaming experience through the digital online services mainly provided by Microsoft and Sony. In addition, we are exploring new business models involving digital distribution, including offering free-to-play games with monetization through in-game microtransactions.

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

Blizzard—Business Overview

Strategy

        Maintain and Build upon Our Leadership Position in the Subscription-Based MMORPG Category and PC Online Categories. Currently, Blizzard operates five franchises, with a sixth slated for release in the spring of 2016. Our games are available in many countries and regions including Argentina, Australia, Brazil, Canada, Chile, China, Europe (including Russia), Mexico, New Zealand, South Korea, Southeast Asia, the U.S., and the regions of Hong Kong, Macau and Taiwan. Blizzard plans to maintain and build upon our leadership position in online gaming by regularly providing new content, game features and online services to further enhance the loyalty of our subscriber base, as well as to expand our global game footprint to new geographies.

        Blizzard's strategy encompasses a careful and long-held approach to growing its community and deepening its engagement with high-quality content.

Products

        World of Warcraft, the leading subscription-based MMORPG and #1 PC franchise by lifetime revenues, was initially launched in November 2004. World of Warcraft is available in multiple languages and has earned awards and praise from publications around the world. Since the first release of World of Warcraft, Blizzard has launched five expansion packs in all regions in which the game is supported. The most recent expansion, World of Warcraft: Warlords of Draenor, which was released in November 2014. We expect the next expansion, World of Warcraft: Legion, to be released in the summer of 2016.

        In July 2010, Blizzard launched the real-time strategy PC game, StarCraft II: Wings of Liberty®, simultaneously around the world. The first game in the StarCraft franchise was released in 1998 and was an early leader in global eSports and remains so today. In November 2015, Blizzard released the second expansion pack, StarCraft II: Legacy of the Void™, completing the StarCraft II trilogy.

        In May 2012, Blizzard released the action role-playing game Diablo III for the PC at retail and through digital distribution. The first Diablo game was released in 1996. In subsequent years, Blizzard released an expansion pack for the game, Reaper of Souls™, that was also made available on next-generation and prior-generation consoles. In June 2015, Diablo III and its expansion were released for PC in China.

        Blizzard commercially launched Hearthstone: Heroes of Warcraft, an online collectible card game, in March 2014. Later in 2014, additional content for the game was released, and versions of the game for iOS, Android, and Windows tablet devices became available. In April 2015, Hearthstone: Heroes of Warcraft was released for iOS and Android smartphones. Three new content releases were also introduced in 2015, with the most recent being the game's third adventure pack, The League of Explorers, in November 2015. Hearthstone: Heroes of Warcraft was Blizzard's first free-to play game.

        In June 2015, Blizzard released Heroes of the Storm, a new online hero brawler. Heroes of the Storm brings together a diverse cast of iconic characters from Blizzard's realms of science fiction and fantasy, including the Warcraft®, StarCraft, and Diablo universes. The game is free to play, while individual heroes, skins, and other items can be purchased (or earned) in-game.

        Additionally, Blizzard maintains an online gaming service, Battle.net. Battle.net facilitates digital distribution and online social connectivity across all Blizzard games.

Product Development and Support

        As a development studio and the creator and publisher of the World of Warcraft, Diablo, StarCraft, Hearthstone: Heroes of Warcraft, and Heroes of the Storm franchises, Blizzard focuses on creating well-designed, high-quality games. Product development is handled internally by a strong core group of talented designers, producers, programmers, artists, and sound engineers. To maintain player engagement and attract new players, Blizzard continues to develop new expansions and patches to upgrade its games. In addition to its headquarters in Irvine, California, Blizzard maintains offices in or around Austin, Texas; San Francisco, California; Paris, France; Cork, Ireland; Seoul, South Korea; Singapore; Shanghai, China; and Taipei, Taiwan to provide 24/7 game support to players of World of Warcraft and other Blizzard games in their native language, enhance online community management, and tailor marketing initiatives to specific regions.

Marketing, Sales, and Distribution

        Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; add-on services and products such as card packs, heroes, realm transfers, faction changes, character level boost, character customizations and skin, and other cosmetic and functional items; retail sales of physical "boxed" products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related party companies that distribute World of Warcraft,

Diablo, StarCraft, Hearthstone: Heroes of Warcraft, and Heroes of the Storm products. Many of our services and products are digitally enabled, which allows us to take advantage of these rapidly growing channels and to reinforce Blizzard's long-term relationships with its gamers. In addition, Blizzard operates the online gaming service, Battle.net, which attracts millions of active players, making it one of the largest online game-related services in the world. The service offers players communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of what Blizzard game they are playing.

Other—Business Overview

Media Networks

        Media Networks is a new division devoted to eSports and builds on our competitive gaming efforts by creating ways to deliver the best-in-class fan experience across games, platforms and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content. On December 22, 2015, we acquired the business of Major League Gaming, Inc. to expand our reach across the rapidly-growing eSports ecosystem by adding proven live streaming capabilities and technologies to the Media Networks division. See Note 23 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding the acquisition of MLG.

Studios

        The launch in 2015 of our film and television studios business is an important step in implementing our strategy of expanding the platforms through which we offer our compelling intellectual property to existing fans and new audiences around the world. This includes an animated Skylanders television series which is already in production and expected to be released in the fall of 2016. In the longer term we are working on developing a robust cinematic universe based on the Call of Duty franchise.

Distribution

        Through our Distribution business we distribute interactive entertainment hardware and software products in Europe through our European distribution subsidiaries: Centresoft, in the U.K., and NBG, in Germany. These subsidiaries act as wholesalers in the distribution of products and also provide packaging, logistical and sales services. They provide services to our publishing operations and to various third-party publishers, including Microsoft, Nintendo, and Sony. Centresoft is Sony's preferred distributor of PlayStation products to the independent retail sector of the U.K.

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

Item 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the Securities and Exchange Commission, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows, liquidity or stock price.

We may not realize the anticipated benefits from the King Acquisition.

        On February 23, 2016, we completed the King Acquisition. The acquisition and integration of the King business exposes us to a number of legal, financial, accounting, tax, managerial, operational and other risks and challenges. Any of these risks or challenges could adversely affect our financial position, profitability and stock price. Such risks and challenges include, but are not limited to, the following:

  •
  King could underperform relative to our expectations and the price that we paid for it.

  •
  King could cause our financial results to differ from our own or the investment community's expectations in any given period, or over the longer-term.

  •
  The tax consequences of the King Acquisition, or the tax treatment of King's operations going forward, could give rise to incremental tax liabilities that are difficult to predict.

  •
  Earnings charges relating to the King Acquisition could adversely impact our operating results in any given period, and the impact may be substantially different from period to period.

  •
  The integration of King could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively handle.

  •
  We could experience difficulty in integrating King's personnel, operations and financial and other systems and retaining key employees.

  •
  By acquiring King we may have assumed unknown liabilities or internal control deficiencies, and the liabilities that we assumed as a result of the King Acquisition may prove greater than anticipated. The liabilities we assumed include those with respect to King's ongoing legal proceedings, including purported securities class action lawsuits relating to King's initial public offering in March 2014, and those with respect to King's tax liabilities in various jurisdictions. Any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

  •
  As a result of the King Acquisition, we have recorded significant goodwill and other definite lived intangible assets on our balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets.

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of the transactions.

        As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with complementary businesses. These transactions may involve significant risks and uncertainties, including: (A) in the case of an acquisition, (i) the difficulty in integrating the acquired business and operations in an efficient and effective manner, (ii) any liabilities assumed as part of the acquisition, and (iii) the potential loss of key employees of the acquired businesses, and, (B) in the case of an investment, alliance or joint venture, (i) our ability to cooperate with our partner, (ii) our partner having economic, business or legal interests or goals that are inconsistent with ours, and (iii) the potential that our partner may be unable to meet its economic or other obligations, which would require us to fulfill those obligations alone. If any such transaction involves an entity outside of the United States, it may also subject us to the risks and uncertainties of international trade, including the risk that our operations outside the United States could be conducted by our employees, contractors, third-party partners, representatives or agents in ways that violate anti-bribery laws. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

        A significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises and these products are responsible for a disproportionately high percentage of our profits. For example, revenues associated with the Call of Duty, World of Warcraft, Skylanders, and Destiny franchises accounted for approximately 71% of our net revenues, and a significantly higher percentage of our operating income, for 2015. Similarly, King's top two franchises—Candy Crush and Farm Heroes—accounted for a substantial majority of King's revenues in 2015. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business.

If we do not consistently deliver high-quality content, or if consumers prefer competing products, our sales could suffer.

        While many new products are regularly introduced in our industry, only a relatively small number of games account for a significant portion of revenues, and an even greater portion of profit. It is difficult to produce high-quality content and to predict, prior to production and distribution, what games will be well-received, even if they are well-reviewed and of high-quality. Competitors often develop content that imitates or competes with our best-selling games, and take sales away from them or reduce our ability to charge the same prices we have historically charged for our products. Products published by our competitors may take a larger share of consumer spending than anticipated, which could cause our product sales to fall below expectations. Consumers may lose interest in a genre of games we produce. If we do not continue to develop consistently high- quality and well-received games, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues, margins and profitability could decline. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received games typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other games, reducing sales for those other games. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could harm our reputation and increase the likelihood that our future products will not be well-received.

We have taken on significant debt, which could adversely affect our business.

        Prior to the Purchase Transaction, the Company maintained extremely low levels of debt. In connection with the Purchase Transaction, we entered into a credit agreement for a $2.5 billion secured term loan facility and a $250 million secured revolving credit facility. The credit agreement was amended in connection with the King Acquisition (as amended from time to time, the "Credit Agreement") to, among other things, provide for an incremental $2.3 billion secured term loan facility. In addition, in connection with the Purchase Transaction, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the 2021 Notes, the "Notes"). As of the date hereof, the Company has approximately $5.9 billion of long-term debt outstanding. The increased debt burden could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at variable rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. In addition, a significant portion of our cash and investments are held outside the United States, and we may not be able to service our debt without undergoing the costs of repatriating those funds.

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

        In addition, we are required to maintain a maximum total net debt ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement.

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

We may not be able to borrow funds under our revolving credit facility if we are not able to meet the conditions to borrowing under that facility.

        We view our revolving credit facility as a source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have not borrowed under the revolving credit facility to date, but if we wish to do so, there can be no assurance that we will be in compliance with these conditions, covenants and representations at such time.

We may be unable to effectively manage the growth in scope and complexity of our business.

        We have experienced significant growth in the scope and complexity of our business, including through the development of our Media Networks and Studios businesses. Our future success depends, in part, on our ability to manage this expanded business. The growth of our business could create significant challenges for our management, operational, and financial resources, and could increase existing strain on, and divert focus from, our core businesses.

        In addition, the growth of these new businesses may require significant capital expenditures and allocation of valuable management and employee resources. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our business.

Our financial performance is partly driven by our success in the subscription-based massively multiplayer online role-playing game category, and we may be negatively impacted if consumer preferences trend away from subscription-based games.

        A portion of our revenues is generated by subscription fees paid by consumers who play World of Warcraft. If consumer demand for World of Warcraft declines or if new technologies, play patterns or genres are developed that replace MMORPGs or consumer preferences trend away from subscription-based MMORPGs in favor of free-to-play MMORPGs, it may negatively impact our business.

Sales of titles in certain of our franchises may be affected by the availability of toys and hardware peripherals, increasing our exposure to imbalances between projected and actual demand.

        Titles in our Skylanders franchise involve "smart toys," consisting of action figures and accessories, along with an electronic "portal," which, when used with a figure or accessory, allows a player to store and access information about his or her performance in the game. Similarly, titles in our Guitar Hero franchise use guitar-shaped controllers and other hardware peripherals. We sell the action figures and accessories for Skylanders both bundled with the software for the title and on a stand-alone basis. Consumers may not want to buy the related software if they cannot also buy the "smart toys" or accessories. If we underestimate demand or otherwise are unable to produce sufficient quantities of toys or accessories of an acceptable quality or allocate too few toys or accessories to geographic markets where demand exceeds supply, we will forego revenues. This may also create greater opportunities for competitors to develop competitive product offerings. In addition, if we overestimate demand and make too many toys or accessories, or allocate too many toys or accessories to geographic markets where there is insufficient demand, we may incur unrecoverable manufacturing costs for unsold units as well as for unsold game software. Similarly, if we overestimate demand for our Guitar Hero games, we may incur unrecoverable manufacturing costs for unsold games. In any case, unsound hardware manufacturing or allocation decisions may negatively impact our business.

The "smart toys," accessories and hardware peripherals related to certain of our franchises, expose us to hardware manufacturing and shipping risks, including availability of sufficient third-party manufacturing capacity and increases in manufacturing and shipping costs.

        The majority of the manufacturers of the "smart toys" involved in our Skylanders franchise and the hardware peripherals used in our Guitar Hero games are third parties located in China. Anything that impacts our ability to import these products or the ability of those manufacturers to produce or otherwise supply us with hardware meeting our quality and safety standards or increases the manufacturers' costs of production may adversely impact our ability to supply that hardware to the market and the prices we must pay for that hardware. Examples of such impacts include: the utilization of any such manufacturer's capacity by another company, changes in safety, environmental or other regulations applicable to the hardware and the manufacturing thereof, natural or manmade disasters that disrupt manufacturing, transportation or communications, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China. Moreover, the failure of those manufacturers to consistently deliver Skylanders action figures or portals and/or Guitar Hero hardware peripherals meeting the quality and safety standards we require could negatively impact our business.

The increasing importance of free-to-play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any game

        As a result of the King Acquisition, we will be more dependent on our ability to develop, enhance and monetize free-to-play games. These games are available for download to consumers for free, and only generate revenue if consumers use in-game virtual currency to purchase, for example, entertainment time, game boosters, and access to additional content. A relatively small portion of our player network accounts for a large portion of our revenues from our free-to-play games, such as those in our Candy Crush franchise. If we are unable to continue to offer games that encourage these consumers to purchase our virtual currency and subsequently use it to buy our virtual items, if we fail to offer monetization features that appeal to these consumers, if these consumers do not continue to play our games or to purchase virtual items at the same rate, or if we cannot encourage significant additional consumers to purchase virtual items in our games, it could negatively impact our business. Also, if our platform providers make it more difficult or expensive for players to purchase, or we otherwise fail to sell, our virtual currency, our business may be materially and adversely affected.

Transitions in console platforms could adversely affect the market for interactive entertainment software.

        When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for prior console platforms in anticipation of purchasing a new platform and products for that platform. During these periods, sales of the game console entertainment software products we publish may decline until new platforms achieve wide consumer acceptance. Platform transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the new console platforms. Conversely, actions we take to curtail the reduction of purchases of products for prior console platforms during the transition may harm sales of products we publish for prior-generation platforms. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions and decreasing prices may put downward pressure on software prices. During platform transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior-generation video game platforms, which may not sell at premium prices, and also in developing products for next -generation platforms, which may not generate immediate or near term revenues. As a result, our business and operating results may be more volatile and difficult to predict during platform transitions than during other times.

Our business is highly dependent on the success, timely release and availability of new video game platforms and on the continued availability of, and support for, existing video game platforms, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenues from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and Nintendo's Wii U and Wii. For example, sales of products for consoles accounted for 51% of our consolidated net revenues in 2015. The success of our business is driven in large part by our ability to accurately predict which platforms will be successful in the marketplace, our ability to develop commercially successful products for these platforms, the availability of an adequate supply of these video game platforms and the continued support for these platforms by their manufacturers. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform.

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

Platform licensors frequently control the manufacturing of, and have broad approval rights over, interactive entertainment products.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Microsoft, or Nintendo, the products are manufactured exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow them substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Microsoft, or Nintendo could cause unanticipated delays in the release of our products as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could negatively impact our business.

        In addition, platform licensors control our ability to provide online game capabilities for console platform products and, in large part, establish the financial terms and/or pricing on which these products and services are offered to consumers. Currently, Sony provides online capabilities for the PS4 and PS3, Microsoft provides online capabilities for the Xbox One and Xbox 360, and Nintendo provides online capabilities for the Wii U and Wii. In each case, compatibility code and/or the consent of the licensor are required for us to include online capabilities in its console products. The failure or refusal of licensors to approve our products could negatively impact our business.

We must negotiate with platform licensors to agree upon the royalty rates and other fees that must be paid to publish games for their platforms or distribute content on their networks, and therefore they can have significant influence on our costs.

        We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform. The platform license agreements we enter into with those manufacturers specify the fee and/or price that we must pay in order to publish games for that platform. Similarly, the platform licensors control the retail pricing for games and additional content purchased over their networks. The control that platform licensors have over the fee structures and/or pricing for their platforms and online networks could impact the volume of purchases of our products made over their network and our profitability. It is also possible that platform licensors will not renew our existing licenses and/or will decline to distribute our digital content on their networks. Any increase in fee structures and/or pricing, or nonrenewal of licenses, could have a negative impact on our business, particularly for Activision, as the publishing of products for console systems is the largest portion of Activision's business.

        Outside of fee arrangements, our agreement with any manufacturer typically gives it significant control over other aspects of the distribution of our products and services that we develop for that manufacturer's game platform. If the manufacturer establishes terms that restrict our offerings on its platform, or significantly impact the financial terms on which these products or services are offered to our customers, we may be unable to distribute our products or be forced to do so on a materially worse financial or business terms.

We rely on third-party platforms to distribute our free-to-play games and collect payments. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions, methods of distribution, payment practices or pricing changed to our detriment, or if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, our business may be negatively impacted.

        Following the King Acquisition, we expect to derive significant revenues from the distribution of our free-to-play games on third-party platforms such as the Apple App Store, the Google Play Store, and Facebook, and most of the virtual currency we sell is purchased using the payments processing systems of these platform providers. These platforms also serve as significant online distribution platforms for our games. We are subject to their standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on their platforms. If we violate, or if a platform provider believes that we have violated, its terms and conditions, the particular platform provider may discontinue or limit our access to that platform, which would harm our business. Our business would also be harmed if: their platforms decline in popularity; they modify their current discovery mechanisms, communication channels available to developers, respective terms of service or other policies, including fees; they are required to change how they label free-to-play games or take payment for in-app purchases, or change how the personal information of consumers is made available to developers; or they develop their own competitive offerings.

If we do not continue to attract and retain skilled personnel, we will be unable to effectively conduct our business.

        One of our most essential assets is our employees and, as such, our success depends to a significant extent on our ability to identify, hire, retain and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create and sell the high-quality, well- received content upon which our business is substantially dependent. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, it could have a negative impact on our business.

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

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

        We use open source software in connection with certain of our games and the services we offer. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could harm our business.

If our games and services do not function as consumers expect, it may have a negative impact on our business.

        If our games and services do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to successfully satisfy. Our games with online features are also frequently updated, increasing the risk that a game may contain significant "bugs." Further, these games are reliant on third-party servers and platform providers, increasing the risk that a particular game may be unavailable when consumers attempt to access it or that navigation through a game may be slower than consumers expect. If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future. If our games and services do not function as consumers expect, it may negatively impact our business.

The future success of our business depends on our ability to release popular products in a timely manner.

        The life of any given console, handheld or mobile game product is relatively short and generally involves a relatively high level of sales during the first few months after the product's introduction, followed by a rapid decline in sales. Because revenues associated with an initial product launch generally constitute a high percentage of the total revenues associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our revenues and reputation and could cause our results of operations to be materially different from expectations. It is therefore important for us to continue to develop many high-quality new products that are popularly received and to release those products in a timely manner, as well as to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game. If we are unable to continue to do so, it may negatively impact our business.

If we are unable to sustain traditional pricing levels for our products, our business could suffer materially.

        If we are unable to sustain traditional pricing levels for our console or PC titles or the associated downloadable content, whether due to competitive pressure, because retailers elect to price these products at a lower price or otherwise, it could have a negative impact on our business. Further, we make provisions for retail inventory price protection based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, it could similarly have a negative impact on our business.

If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with that development, it may negatively impact our business.

        Our business models are evolving and we believe that our growth will depend, in part, upon our ability to successfully develop and sell new types of products, and to otherwise expand the methods by which we reach our consumers, including via digital distribution. Developing new products and distribution channels requires substantial up- front expenditures. Further, forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. If such products or distribution channels do not achieve expected acceptance or generate sufficient revenues upon introduction, whether because of competition or otherwise, we may not recover the cost of our investments in developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels. In addition, expanding our business models will add complexity to our business and require us to effectively adapt our business and management processes to address the unique challenges and different requirements of any new areas in which we operate, which we may not be able to do, for lack of institutional expertise or otherwise.

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

        The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, continues to increase. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for mobile platforms, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. Shifting to digital delivery of our products also requires us to dedicate capital to developing and implementing alternative marketing strategies, which we may not do successfully. If any of this occurs, it could have a material adverse effect on our business. In addition, a continuing shift to digital delivery could result in a deprioritization of our products by traditional retailers and distributors, giving rise to the same material adverse effects.

The increasing prevalence of free-to-play games exposes us to risks from that business model.

        We expect that the portion of the total revenues of the interactive entertainment industry, and of our revenues, generated by free-to-play entertainment products, which are monetized through in-game microtransactions rather than an up-front fee, will continue to increase, including as a result of the King Acquisition. We may invest in the development of free-to-play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Even if our free-to-play games are initially well-received, we may not be able to generate or sustain consumer engagement sufficient to generate significant revenues, if any, through in-game microtransactions. In addition, a continuing shift to free-to-play games could result in a deprioritization of our products by traditional retailers and distributors. Furthermore, as there are relatively low barriers to entry to developing free-to-play games, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games.

If we are unable to successfully develop or market owned intellectual property, we may publish fewer successful games and our revenues may decline.

        Some of our products are based on intellectual property that we have developed internally or acquired from third parties. Consumers have historically preferred content which is part of an established franchise to content based on new intellectual property. If a new intellectual property does not gain consumer acceptance, whether because we are unable to successfully create consumer appeal and brand recognition or for other reasons, our business could be negatively impacted. Further, if the popularity of our owned intellectual property declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, and revenues and operating income from these intellectual properties may decline quickly, either of which could negatively impact our business.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        Within the interactive entertainment industry, we compete with other publishers of interactive entertainment software, both within the United States and, increasingly, in international jurisdictions. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have. For example, integrated video game console hardware and software companies such as Sony, Microsoft and Nintendo, compete directly with us in the development of content for their respective platforms. A relatively small number of franchises account for a significant portion of revenues, and an even greater portion of profit, in the interactive entertainment industry, and the availability of significant financial resources is a major competitive factor in the production of high-quality products and in the marketing of products that are ultimately well-received. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. In addition, competitors with large product lines and popular games typically have greater leverage with retailers, distributors and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors' more popular games.

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

        Furthermore, as there are relatively low barriers to entry to developing mobile or online free-to-play or other casual games, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications. We compete, or will compete, with a vast number of small companies and individuals who are able to create and launch casual games and other content using relatively limited resources and with relatively limited start-up time or expertise. Competition for the attention of consumers on mobile devices is intense, as the number of applications on mobile devices has been increasing dramatically. This increased competition could negatively impact our business.

        Additionally, we compete with other forms of entertainment and leisure activities. For example, the overall growth in the use of the Internet and online services such as social networking sites by consumers may pose a competitive threat if consumers and potential consumers spend less of their available time using interactive entertainment software and more of their available time using the Internet, including those online services. Further, it is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to the competitive pressures described herein could negatively impact our business.

The development of high-quality products requires substantial up-front expenditures, and we may not be able to recover those costs for our future products.

        Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to existing products. The amount of lead time and cost involved in the development of high-quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that we accurately predict consumer demand for such product. If our future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial development and marketing costs associated with those products.

We may overestimate demand for a product, incurring unrecoverable manufacturing costs.

        We pay a licensing fee to the console hardware manufacturer for each physical copy of a product manufactured for that manufacturer's game platform, regardless of whether that product is sold. If we overestimate demand and make too many physical "boxed" copies of any title, we will incur unrecoverable manufacturing costs for unsold units.

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

If our proprietary online gaming service, Battle.net, does not function properly, our business may be negatively impacted.

        If Blizzard's proprietary online gaming service, Battle.net, does not function as anticipated, Blizzard's games may be completely unavailable or Blizzard may be prevented from delivering content digitally, which could result in a loss of sales for Blizzard's games. Further, any disruption in Battle.net's services could negatively impact our business.

We depend on servers to operate our games with online features, as well as Battle.net, our digital service with online features. If we were to lose server functionality, for any reason, our business may be negatively impacted.

        Our business relies on the continuous operation of servers which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely interrupt the availability or operation of Blizzard's games, and/or degrade or interrupt the functionality of other games of ours with online features, and could result in the loss of sales for, or in, such games (including subscription-based sales for World of Warcraft). This risk is particularly pronounced with respect to the mobile games published by King, which rely on a small number of third-party owned data centers located in Stockholm, Sweden. An extended interruption of service could negatively impact our business.

        We must project our future server needs and make advance purchases of servers or server capacity to accommodate expected business demands. If we underestimate the amount of server capacity our business requires or if our business were to grow more quickly than expected, our consumers may experience service problems, such as slow or interrupted gaming access. Insufficient server capacity could negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

If any of the networks operated by third parties on which we sell digital content for our console games or the online third-party platforms on which we distribute our free-to-play games are unavailable for a prolonged period of time, our business could be negatively impacted.

        We rely on the networks operated by third parties, such as the PlayStation Network and Xbox Live, for the sale and digital delivery of downloadable console-game content. Similarly, we rely on the continued operation of the Apple App Store, the Google Play Store, and Facebook for the sale of virtual currency for our free-to-play games. In the event the efficient operation and functionality of these third-party networks or platforms is interrupted for a prolonged period of time, it could have a negative impact on our business.

We may not accurately predict the amount of Internet bandwidth or computational resources necessary to sustain our online gaming businesses.

        Our business is dependent on the availability of sufficient Internet bandwidth and computational resources. If the price of either such resource increases, we may not be able to increase our prices or subscriber levels to compensate for such costs. Because of the importance of our online business to our revenues and results of operations, our ability to access adequate bandwidth and online computational resources to support our business is critical.

        To secure access to such resources, we have entered into arrangements with several providers to secure future capacity, some of which involve long-term contracts. If the price of such resources were to decrease, our contractual commitments to pay higher prices could affect our ability to compete with other publishers of interactive software products paying lower prices. Further, because we purchase additional capacity based on anticipated growth, our capacity is sometimes larger than necessary to sustain our existing needs. If our projected online business growth is delayed or does not occur, we will incur larger expenses for such resources than necessary. Conversely, if we underestimate the amount of bandwidth that our online business requires, and our purchased capacity is insufficient to meet demand, our business may be negatively impacted.

We may be involved in legal proceedings that may result in material adverse outcomes.

        From time to time, we are involved in claims, suits, government investigations, audits and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property, competition and antitrust matters, privacy matters, tax matters, labor and employment matters, unclaimed property matters, compliance and commercial claims. Such claims, suits, government investigations, audits and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial settlements, judgments, fines or penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

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

Issues with the toys, accessories or hardware peripherals utilized in certain of our games may lead to product liability, personal injury or property damage claims, recalls, replacements of products, or regulatory actions by governmental authorities.

        We may experience issues with Skylanders toys and accessories or Guitar Hero hardware peripherals that may lead to product liability, personal injury or property damage claims, recalls, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, decreased willingness by our customers to purchase or by our partners to provide marketing support for those products, denial or increased cost for insurance coverage, or additional safety and testing requirements. Such results could divert development and management resources and increase legal fees and other costs, and otherwise could negatively impact our business.

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

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. We may also face legal risks arising out of user-generated content. Further, cheating, through use of unauthorized "cheating" programs and other unauthorized software modifications by users, could lead to reductions in microtransactions in our games.

        We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark and trade secret laws and employee and third-party nondisclosure agreements, to protect our proprietary rights. We own or license various copyrights, patents, trademarks and trade secrets. The process of registering and protecting these rights in various jurisdictions is expensive and time-consuming. Further, we are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could negatively impact our business.

        Policing unauthorized sale, distribution and use of our products is difficult, expensive, and time-consuming, and software piracy (including online piracy) is a persistent problem for us. Further, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, though we take steps to make the unauthorized sale, distribution and use of our products more difficult and to otherwise enforce and police our rights, as do the manufacturers of consoles and the operators of other platforms on which many of our games are played, our efforts and the efforts of the console manufacturers and platform operators may not be successful in controlling the piracy of our products in all instances. Technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the refusal of Internet service providers to remove infringing content in certain instances, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks, and Internet cafes using pirated copies of our products all have contributed to an expansion in piracy.

        In addition, unrelated third parties have developed, and may continue to develop, "cheating" programs or other unauthorized software tools and modifications that enable consumers to cheat in games, such as those in our Candy Crush franchise, which could negatively impact the volume of microtransactions or purchases of downloadable content. In addition, vulnerabilities in the design of our applications and of the platforms upon which they run could be discovered after their release, which may result in lost revenue opportunities. This may lead to lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively impact our business.

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

  •
  a competitor may acquire the businesses of key developers or sign them to exclusive development arrangements and, in either case, we would not be able to continue to engage such developers' services for our products, except for any period of time for which those developers are contractually obligated to complete development for us; and

  •
  reliance on external developers reduces our visibility into, and control over, development schedules and operational outcomes compared to those when utilizing internal development resources.

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

Our business may be harmed if our distributors, retailers, development and licensing partners, or other parties with whom we do business become unable to honor their existing financial obligations to us or seek protection under the bankruptcy laws.

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

Our business may be harmed if our distributors, retailers, development and licensing partners, or other parties with whom we do business act in ways that place our brand at risk.

        The actions of our business partners may put our business and our reputation at risk. In many cases, these third parties are given access to sensitive and proprietary information in order to provide services and support our team. These third parties may misappropriate our information and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, or the failure of third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations, and may negatively impact our business.

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

        As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in emerging markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements and enforcement on us and our platform partners and differing local business practices, all of which may impact operating margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

        A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, including China in particular, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a material adverse effect on our business. For instance, to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a material adverse effect on our business. Additionally, in the past, legislation has been implemented in China that has required modifications to our software. The future implementation of similar laws or regulations in China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. Further, the enforcement of regulation of mobile and other games with an online element in China remains uncertain, and further changes, either in the regulations or their enforcement, could have a material impact on our business in China.

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

        In addition, cultural differences may affect consumer preferences and limit the international popularity of games that are popular in the U.S, or require us to modify the content of the games or the method by which we charge our customers for the games in order to be successful. If we do not correctly assess consumer preferences in the countries in which we sell our products, or if the other risks discussed herein come to fruition, it could negatively impact our business.

Changes in tax rates or exposure to additional tax liabilities could have a material adverse effect on our business.

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

        We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various other jurisdictions. Tax authorities regularly examine these non-income taxes. The outcomes from these examinations, changes in the business, changes in applicable tax rules or other tax matters may have a material adverse effect on our business.

Fluctuations in currency exchange rates may have a material adverse effect on our business.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including the euro, British pound, Australian dollar, Chinese renminbi, Swedish krona and Korean won, which could fluctuate against the U.S. dollar. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures, with hedge maturities of generally less than 12 months, and managed these exposures with natural offsets. However, there can be no assurance that we will continue our hedging programs, or that we will be successful in managing exposure to currency exchange rate risks whether or not we do so.

Our reported financial results could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

        Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have and could further significantly affect the way we report revenues related to our products and services. We recognize a majority of the revenues from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated service period for such games. In addition, we defer the costs of sales of those products. We expect that an increasing number of our games will be online-enabled in the future and that we could be required to recognize the related revenues over a period of time rather than at the time of sale. Further, as we increase our downloadable content and add new features to our online services, our estimate of the service period may change and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and taxes, could have an adverse effect on our reported net revenues, net income and earnings per share under accounting principles generally accepted in the United States in any given period.

Certain of our key operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

        We track certain key operating metrics using internal tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators. We only have a limited ability to verify data from both of these sources.

        Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal tools we use or issues with the data received from third parties, or if our internal tools contain errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our financial or operational performance, if we discover material inaccuracies in our metrics, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business could be negatively impacted.

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

        Retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer interactive entertainment software products for high-quality retail shelf space and promotional support from retailers. To the extent that the number of products and platforms increase, competition for shelf space may intensify and may require us to increase our marketing expenditures. Those issues are exacerbated to the extent any of our products involve physical goods in addition to software and, as such, require additional shelf space, like the titles in our Skylanders franchise, which include both action figures and accessories, as well as an electronic "portal", and the title in our Guitar Hero franchise, which includes a "life sized" guitar-shaped controller. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or provide those products with adequate levels of shelf space and promotional support on acceptable terms.

If our marketing and advertising efforts fail to resonate with our consumers, our business could be negatively impacted.

        Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fails to resonate with our consumers, particularly during the critical holiday season or during other key selling periods, or advertising rates or other media placement costs increase, or if the use of cost-effective cross-promotion within our mobile games to retain consumers becomes less effective, these factors could have a negative impact on our business.

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

Our games are subject to ratings, including the rating systems of the Entertainment Software Rating Board in the U.S. and similar agencies in international jurisdictions. Our failure to obtain our target ratings for our products could negatively impact our business.

        The Entertainment Software Rating Board (the "ESRB") is a self-regulatory body based in the United States that provides consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity or sexual content contained in software products. The ESRB rating categories are "Early Childhood" (i.e., content is intended for young children), "Everyone" (i.e., content is generally suitable for all ages), "Everyone 10+" (i.e., content is generally suitable for ages 10 and up), "Teen" (i.e., content is generally suitable for ages 13 and up), "Mature" (i.e., content is generally suitable for ages 17 and up) and "Adults Only" (i.e., content is suitable for adults ages 18 and up). Our console and PC games are subject to ratings by the ESRB and some of our most significant titles have received a "Mature" rating, inherently limiting the target audience. Certain countries other than the United States have also established content rating systems as prerequisites for product sales in those countries. Certain stores use other ratings systems, such as Apple's App Rating System and Google Play's use of the International Age Rating Coalition (IARC) rating system. In some instances, a company may be required to modify its products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if an agency re-rates one of our games for any reason, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies purchased. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business.

Additional content-related policies adopted by retailers could negatively affect sales of our products.

        Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses, whether because a product received a certain rating by the ESRB or other content rating system, or otherwise. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, we might be required to modify particular titles or forfeit the revenue opportunity of selling such titles with that retailer.

Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be materially adversely affected.

        Legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. Many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced at one time or another at the federal and state levels in the United States). Further, the growth and development of electronic commerce and virtual items and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens on or limitations on operations of companies such as ours conducting business through the Internet and mobile devices. We are also subject to laws and regulations related to protection of minors, consumer privacy, advertising, taxation, payments, intellectual property, distribution, and antitrust, among others. Furthermore, existing laws or new laws regarding the marketing of in-app purchases, regulation of currency, banking institutions, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods. The adoption and enforcement of legislation which restricts the marketing, content, business model, or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. We may be required to modify certain product development processes or products or alter our marketing strategies to comply with such regulations, which could be costly or delay the release of our products. The laws and regulations affecting our products vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties, as well as harm to our reputation. Moreover, the public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers' willingness to purchase our products. The King Acquisition has significantly increased our user population, and may subject us to laws and regulations in additional jurisdictions and exacerbate the potential adverse impact on our business.

        Although we have structured and operate our skill tournaments with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. If these were to occur, we might be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States, Europe, or elsewhere regarding these activities may lessen the growth of casual game services and impair our business.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

        Consumers can play certain of our games online using third-party platforms and networks and on mobile devices. We collect and store significant amounts of information about our consumers of these games—both personally identifying and non-personally identifying information. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information. For example, the European Union (the "E.U.") has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy regulations. The U.S. Children's Online Privacy Protection Act ("COPPA") also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines.

        Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could impact our approach to operating and marketing our games. For example, the Court of Justice of the European Union's recent decision to invalidate the E.U.-U.S. Safe Harbor regime that legitimized the transfer of personal data from the E.U. to the U.S. was a material change to laws on data privacy applicable to our business. The European Commission and the U.S. government have recently agreed to a new framework for transatlantic data flows known as the "E.U.-U.S. Privacy Shield," which is intended to replace the Safe Harbor regime, but the details of how this will operate in practice and the compliance implications for our business are not yet clear. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the E.U. has proposed reforms to its existing data protection legal framework. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our consumers that is necessary for compliance with these various types of regulations.

        Player interaction with our games is subject to our privacy policy, end user license agreements, and terms of service. If we fail to comply with our posted privacy policy, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively impact our financial condition, and damage our business.

We may not be able to maintain our distribution relationships with key vendors and customers.

        We have subsidiaries that distribute interactive entertainment software and hardware products and provide related services in Germany and the United Kingdom, respectively, and via export in other European countries for a variety of entertainment software publishers, many of which are our competitors, and hardware manufacturers. From time to time, these subsidiaries also maintain exclusive relationships to serve certain retail customers. These services are generally performed subject to limited-term arrangements. Although we expect to use reasonable efforts to retain these vendors and retail customer relationships, we may not be successful in this regard. The cancellation or non-renewal of one or more of these arrangements could negatively impact our business.

Credit card or other fraud could have a material adverse effect on our business.

        A substantial portion of the subscription revenues generated by World of Warcraft, as well as revenues generated from other sales through Battle.net, are paid by subscribers using credit cards. At times, there may be attempts to use fraudulently obtained credit card numbers to pay for our products and services. Additionally, the credit card numbers and other sensitive or personally identifiable information of World of Warcraft's subscribers and Battle.net account holders are maintained in a proprietary database that may be subject to malicious intrusion by hackers or otherwise compromised internally or externally. As fraudulent schemes become more sophisticated, it may become more difficult and more costly for us to detect credit card or other fraud and we may be required to incur costs to implement additional security measures to protect subscriber information. An increase in credit card or other fraud could have adverse consequences. In addition, we may be subject to legal claims or legal proceedings, including regulatory investigations and actions, if there is loss, disclosure or misappropriation of or access to our customers' credit card or other sensitive or personally identifiable information.

Data breaches involving the source code for our products or customer, consumer or employee data stored by us, or by a third party operating on our behalf, could negatively impact our business.

        In the course of our day-to-day business, we and third parties operating on our behalf create, store and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and confidential information with respect to our customers, consumers and employees. A malicious intrusion by hackers or other breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers', consumers' or employees' personally identifiable information or our own sensitive business data. A data intrusion into a server for a game with online features or for Battle.net could also disrupt the operation of such game or platform. If we are subject to data security breaches, or a security-related incident which materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional security measures, or suffer reputational damage. Moreover, even if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, we may be subject to legal claims or proceedings in connection with data security breaches, including regulatory investigations and actions.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could negatively impact our business.

        We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Activision Blizzard and some of which are managed and/or hosted by third-party providers. All information technology systems and networks are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber- attacks, malicious software, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We may also face sophisticated attacks, referred to as advanced persistent threats, which are cyber-attacks aimed at compromising our intellectual property and other commercially-sensitive information, such as the source code and game assets for our software or confidential customer or employee information, which remain undetected for prolonged periods of time. Information technology system or network failure or security breach could negatively impact our business continuity, operations and financial results. These risks extend to the networks and e-commerce sites of console platform providers and other partners who sell and host our content online. We may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Our results of operations or reputation may be harmed as a result of offensive consumer-created content.

        We are subject to risks associated with the collaborative online features in our games which allow consumers to post narrative comments, in real time, that are visible to other consumers. From time to time, objectionable and offensive consumer content may be posted to a gaming or other site with online chat features or game forums which allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and Twitter.

If one or more of our titles were found to contain objectionable undisclosed content, our business may be negatively impacted.

        Throughout the history of the interactive entertainment industry, many interactive software products have included hidden content and/or hidden gameplay features, some of which have been accessible through the use of in-game codes or other technological means, that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. While publishers are required to disclose pertinent hidden content during the ESRB ratings process, in a few cases, publishers have failed to disclose hidden content, and the ESRB has required the recall of the game, changed the rating or associated content descriptors originally assigned to the product, required the publisher to change the game or game packaging and/or imposed fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them and demanding that their publishers accept them as product returns. Likewise, some interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

        We have a number of large shareholders, including ASAC. The sale of a substantial number of shares of common stock by ASAC or any other large shareholder within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of shares of our common stock.

Catastrophic events may disrupt our business.

        Our corporate headquarters and our primary corporate disaster center are located in the Los Angeles, California area and our disaster recovery data center is in Las Vegas, Nevada, each of which is near a major earthquake fault. A major earthquake or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or otherwise prevents us from conducting our normal business operations, could require significant expenditures to resume operations and have a material adverse effect on our business. While we maintain insurance coverage for some of these events, the potential liabilities associated with such events could exceed the insurance coverage we maintain. Further, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. Any such event could also limit the ability of retailers, distributors or our other customers to sell or distribute our products.

If general economic conditions decline, demand for our products could decline.

        Purchases of our products and services involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products and services like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our selling and promotional expenses, in an effort to offset that reduction, and could have a material adverse effect on our business.

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

        The following is a summary of the principal leased offices we maintained as of December 31, 2015:

Type of Leased Facility	North America	Europe	Asia	Total
	Square footage of leased properties
Corporate Offices	139,085	14,390	—	153,475
Activision Product Development & Publishing Facilities (Activision segment)	852,623	58,414	24,614	935,651
Blizzard Product Development & Publishing Facilities (Blizzard segment)	420,301	123,139	87,253	630,693
Distribution and Other Facilities	86,731	165,759	—	252,490
Sales offices	13,345	48,313	7,837	69,495

Total	1,512,085	410,015	119,704	2,041,804

        In total, we lease 64 facilities in the following 17 countries: Australia, Brazil, Canada, China, France, Germany, Ireland, Italy, Mexico, the Netherlands, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom, and the United States. We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs. The only facilities currently owned by the Company are two European warehouses utilized by the Distribution segment, located in Burglengenfeld, Germany and Venlo, the Netherlands.

Item 3.    LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims. SEC regulations govern disclosure of legal proceedings in periodic reports and Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

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

Purchase Transaction Matters

        In prior periods, the Company reported on litigation related to the Purchase Transaction. During the period ended June 30, 2015, the cases were resolved and dismissed with prejudice. As part of the resolution of the claims, we received a settlement payment of $202 million in July 2015 from Vivendi, ASAC, and our insurers. We recorded the settlement within "Shareholders' equity" in our consolidated balance sheet as of December 31, 2015.

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

        The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 22, 2016, there were 1,752 holders of record of our common stock.

	High	Low
2014
First Quarter Ended March 31, 2014	$21.50	$16.55
Second Quarter Ended June 30, 2014	22.40	18.82
Third Quarter Ended September 30, 2014	24.18	20.65
Fourth Quarter Ended December 31, 2014	21.98	17.73

	High	Low
2015
First Quarter Ended March 31, 2015	$23.69	$18.43
Second Quarter Ended June 30, 2015	26.09	22.28
Third Quarter Ended September 30, 2015	32.50	24.04
Fourth Quarter Ended December 31, 2015	39.93	30.25

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard, Inc. under the Exchange Act or the Securities Act of 1933.

        The graph below matches the cumulative five-year total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index, the S&P 500, and the RDG Technology Composite index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2010, and tracks each such investment through December 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Activision Blizzard, Inc., the NASDAQ Composite Index, the S&P 500 Index,
and the RDG Technology Composite Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
Activision Blizzard, Inc.	$100.00	$100.54	$87.91	$149.54	$170.59	$331.08
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
RDG Technology Composite	100.00	100.56	115.30	152.75	177.73	181.32

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Cash Dividends

        On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share, payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016.

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

        Future dividends will depend upon our earnings, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. Further, agreements governing our indebtedness, including the indenture governing the Notes and the Credit Agreement, as described in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, limit our ability to pay distributions or dividends with certain exceptions. There can be no assurances that dividends will be declared in the future.

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

Issuer Purchase of Equity Securities

        On February 3, 2015, our Board of Directors authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $750 million of the Company's common stock during the two-year period from February 9, 2015 through February 8, 2017. No repurchases have been made under this authorized stock repurchase program.

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

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2015 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Net Revenues	$4,664	$4,408	$4,583	$4,856	$4,755
Net income	892	835	1,010	1,149	1,085
Basic net income per share	1.21	1.14	0.96	1.01	0.93
Diluted net income per share	1.19	1.13	0.95	1.01	0.92
Cash dividends declared per share(1)	0.23	0.20	0.19	0.18	0.165
Balance Sheet Data:
Total assets(2)	$15,251	$14,642	$13,953	$14,181	$13,228
Total debt, net(3)	4,079	4,324	4,693	—	—

(1)
On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per share, payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015. On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On February 7, 2013, our Board of Directors declared a cash dividend of $0.19 per share, payable on May 15, 2013, to shareholders of record at the close of business on March 20, 2013. On February 9, 2012, our Board of Directors declared a cash dividend of $0.18 per share, payable on May 16, 2012, to shareholders of record at the close of business on March 21, 2012. On February 9, 2011, our Board of Directors declared a cash dividend of $0.165 per share, payable on May 11, 2011, to shareholders of record at the close of business on March 16, 2011.

(2)
As of December 31, 2015, we early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, and retroactively applied to all prior periods presented in accordance with the requirements of the new standard. As a result of this retroactive application of the new standard, total assets as of December 31, 2014, 2013, 2012, and 2011, were reduced by $104 million, $59 million, $19 million, and $49 million, respectively. Refer to Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding recent accounting pronouncements and our early adoption of this new standard.

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

        Activision Blizzard is the result of the 2008 business combination ("Business Combination") by and among the Company (then known as Activision, Inc.), Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. ("Vivendi"), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. ("Vivendi Games"), a wholly-owned subsidiary of VGAC LLC. As a result of the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc. and Vivendi became a majority shareholder of Activision Blizzard. Activision Blizzard is a public company traded on the NASDAQ under the ticker symbol "ATVI."

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). Refer to Note 11 of the Notes to the Consolidated Financial Statements for information regarding the financing of the Purchase Transaction.

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

        As of December 31, 2015, we had approximately 734 million shares of common stock issued and outstanding. At that date, (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock, (ii) ASAC held 172 million shares, or approximately 23% of the outstanding shares of our common stock, and (iii) our other stockholders held approximately 71% of the outstanding shares of our common stock.

        On January 13, 2016, Vivendi sold all of their remaining shares of our common stock. We did not receive any proceeds.

The King Acquisition

        On November 2, 2015, we and King Digital Entertainment plc, a leading interactive entertainment company for the mobile world incorporated under the laws of Ireland ("King"), entered into a Transaction Agreement (the "Transaction Agreement") under the terms of which we would acquire King (the "King Acquisition") and King would become a wholly-owned subsidiary of the Company. On February 23, 2016 we completed the King Acquisition under the terms of the Transaction Agreement. We transferred $5.9 billion in consideration to the existing King shareholders and share-based award holders.

        The Company made this acquisition because it believes that the addition of King's highly-complementary mobile business will position the Company as a global leader in interactive entertainment across mobile, console, and PC platforms, and positions the company for future growth. The combined company has a world-class interactive entertainment portfolio of top-performing franchises.

        As the closing of the King Acquisition occurred subsequent to December 31, 2015, our financial results as of, and for the year ended December 31, 2015, do not contain the results of King.

Reportable Segments

        Based upon our organizational structure, we conduct our business through two reportable operating segments, Activision Publishing, Inc. and Blizzard Entertainment, Inc. Previously, we reported "Distribution" as a reportable segment. In the current period, this was no longer deemed a separate reportable segment and is included in "Other", along with our recently announced media networks and film and television studio businesses.

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

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™ and Heroes of the Storm™ franchises. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates the creation of user-generated content, digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; in-game purchases and services; retail sales of physical "boxed" products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) Other

        We also engage in other business opportunities that include:

  •
  The Activision Blizzard Media Networks ("Media Networks") business announced in 2015 which builds on our efforts in competitive gaming and the growing eSports industry.

  •
  The Activision Blizzard Studios ("Studios") business announced in 2015 which is devoted to creating original film and television content based on the company's extensive library of iconic and globally-recognized intellectual properties.

  •
  The Activision Blizzard Distribution ("Distribution") business which consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

        In 2015, Activision Blizzard's consolidated net revenues were $4.7 billion and consolidated operating income was $1.3 billion, as compared to consolidated net revenues of $4.4 billion and consolidated operating income of $1.2 billion in 2014. We generated cash flows from operating activities of approximately $1.2 billion in 2015, as compared to $1.3 billion in 2014.

        Consolidated net income was $892 million in 2015, as compared to $835 million in 2014. Our diluted earnings per common share was $1.19 in 2015, as compared to $1.13 in 2014.

Product Release Highlights

        Games and digital downloadable content released, among others, during the year ended December 31, 2015 included:

  •
  Call of Duty: Advanced Warfare Havoc (digital downloadable content)

  •
  Call of Duty: Advanced Warfare Ascendance (digital downloadable content)

  •
  Call of Duty: Advanced Warfare Supremacy (digital downloadable content)

  •
  Call of Duty: Advanced Warfare Reckoning (digital downloadable content)

  •
  Call of Duty: Black Ops III

  •
  Destiny Expansion II: House of Wolves

  •
  Destiny Expansion III: The Taken King

  •
  Guitar Hero® Live

  •
  Hearthstone: Heroes of Warcraft—Blackrock Mountain™

  •
  Hearthstone: Heroes of Warcraft—The Grand Tournament™

  •
  Hearthstone: Heroes of Warcraft—League of Explorers™

  •
  Heroes of the Storm

  •
  Skylanders SuperChargers

  •
  StarCraft II: Legacy of the Void™

        In addition to the above, we released additional content within our various franchises throughout 2015 that provided additional monetization opportunities, such as "supply drops" in Call of Duty: Advanced Warfare and various customization microtransactions within Destiny.

        On October 27, 2015, Blizzard began the closed beta test for Overwatch™, its upcoming team-based first-person shooter.

        On February 2, 2016, Activision released Call of Duty: Black Ops III Awakening, the first downloadable content pack for Call of Duty: Black Ops III on the PS4, with an expected release date to other platforms of March 3, 2016.

International Operations

        International sales are a fundamental part of our business. Net revenues from international sales accounted for approximately 48%, 50%, and 47% of our total consolidated net revenues for the years ended December 31, 2015, 2014, and 2013, respectively. In addition to our United States ("U.S.") operations, we maintain significant operations in Australia, Canada, China, France, Germany, Ireland, Italy, the Netherlands, South Korea, Spain, Sweden and the United Kingdom ("U.K."). An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Management's Overview of Business Trends

Digital Revenues

        We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical "boxed" software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties). In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs or in-game microtransactions), generally for a one-time fee. We also offer subscription-based services and other value-added services for World of Warcraft, all of which are digitally delivered and hosted by Battle.net.

        We currently define sales via digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products. This definition may differ from that used by our competitors or other companies.

        According to Activision Blizzard internal estimates, digital gaming revenues for the interactive entertainment industry in 2015, increased by approximately 20% as compared to 2014. The primary drivers of the increase in digital gaming revenues were increases in microtransactions and consumer purchases of full games via digital channels. In addition to increasing microtransactions within free-to-play games, the increase includes microtransactions within purchased game software, as publishers offer increasingly new opportunities for monetization within their games to extend and enlarge the monetization cycle. Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital channels. The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases. Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products. As such, lower revenues in our retail distribution channels in one year may impact our revenues through digital online channels in the subsequent year.

        For the year ended December 31, 2015, net revenues through digital online channels increased by $605 million, as compared to 2014, and represented 54% of our total consolidated net revenues, as compared to 43% in 2014. On a non-GAAP basis (which excludes the impact of deferred revenues), net revenues through digital online channels for the year ended December 31, 2015 increased by $430 million, as compared to 2014, and represented 57% of our total non-GAAP net revenues, as compared to 46% in 2014.

        Please refer to the reconciliation between GAAP and non-GAAP financial measures later in this document for further discussions of retail and digital online channels.

Console Platform Transition

        In November 2013, Sony released the PS4 and Microsoft released the Xbox One, their respective next-generation game consoles and entertainment systems. According to The NPD Group and GfK Chart-Track in North America and Europe, as of December 31, 2015, the combined installed base of PS4 and Xbox One hardware was approximately 43 million units, representing growth of approximately 82% over the combined installed base of approximately 24 million units as of December 31, 2014. While the combined installed base of PS3 and Xbox 360 hardware was approximately 124 million units as of December 31, 2015, at the comparable point in their release cycle, the prior-generation platforms had only 28 million units installed.

        When new console platforms are announced or introduced into the market, consumers reduce their purchases of game console software products for prior-generation console platforms in anticipation of new platforms becoming available. During these periods, sales of the game console software products we publish slow or even decline until the new platforms introduced achieve wide consumer acceptance, which we believe had largely occurred with respect to the next-generation platforms by the end of 2015. We believe that for 2016, the sales impact from the console transition will not be a meaningful driver of the business.

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

Concentration of Top Titles

        The concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 33% of the retail sales in the U.S. interactive entertainment industry in 2015. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games are responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, World of Warcraft, Skylanders, and Destiny franchises combined accounted for 71%, 72%, and 80% of our consolidated net revenues for the years ended December 31, 2015, 2014, and 2013, respectively, and a significantly higher percentage of our operating income. As a result, successful competition against these titles can significantly impact our performance. Notably in 2015, the toys to life category became more competitive with a new entrant competing directly with us and other incumbents.

        We are continually exploring additional investments in existing and future franchises. During 2015, we released Heroes of the Storm, as well as Call of Duty Online in China. In the fourth quarter of 2015, we released Overwatch into closed beta with an anticipated game release in spring of 2016. There is no guarantee these investments will result in an established franchise.

        Additionally, on February 23, 2016, we completed the King Acquisition, diversifying our portfolio of key franchises.

        Overall, we do expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry's, revenues and profits in the near future.

Seasonality

        While our business is transitioning to a year-round engagement model, the interactive entertainment industry remains highly seasonal. We have historically experienced our highest sales volume in the year-end holiday buying season, which occurs in the fourth quarter. We defer the recognition of a significant amount of our net revenues, related to our software titles containing online functionality that constitutes a more-than-inconsequential separate service deliverable, over an extended period of time (i.e., typically less than a year). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenues. Our results can also vary based on a number of factors including, but not limited to, title release date, consumer demand, market conditions and shipment schedules.

Outlook

        For 2016, our results will include the operations of King, beginning on February 23, 2016, the date the King Acquisition closed. Our earnings under accounting principles generally accepted in the United States of America ("GAAP") are expected to be down versus prior-year, as the expected results will be impacted by additional accounting charges associated with the King Acquisition, which include, among other things, integration and acquisition-related costs, the amortization of intangible assets resulting from purchase price accounting adjustments, and the related tax impact from the King Acquisition. The majority of these GAAP accounting charges will not impact the economics or operating cash flows of our business, although they will have a material impact on our 2016 GAAP results.

        For Activision, we expect to deliver multiple map packs to Call of Duty: Black Ops III, along with additional in-game content, during 2016. For the Destiny franchise, Activision expects to deliver a new expansion in 2016 with the full-game Destiny sequel to come in 2017. Also in the fourth quarter of 2016, Activision plans to release new Call of Duty and Skylanders games. Blizzard plans to release Overwatch in the spring of 2016, as well as World of Warcraft: Legion™ in the summer of 2016. In addition, Hearthstone: Heroes of Warcraft and Heroes of the Storm will have ongoing content updates throughout the year.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the Years Ended December 31,
	2015		2014		2013
Net revenues:
Product sales	$2,447	52%	$2,786	63%	$3,201	70%
Subscription, licensing, and other revenues	2,217	48	1,622	37	1,382	30

Total net revenues	4,664	100	4,408	100	4,583	100

Costs and expenses:
Cost of sales—product costs	921	20	999	23	1,053	23
Cost of sales—online	224	5	232	5	204	4
Cost of sales—software royalties and amortization	412	9	260	6	187	4
Cost of sales—intellectual property licenses	28	—	34	1	87	2
Product development	646	14	571	13	584	13
Sales and marketing	734	16	712	16	606	13
General and administrative	380	8	417	9	490	11

Total costs and expenses	3,345	72	3,225	73	3,211	70

Operating income	1,319	28	1,183	27	1,372	30
Interest and other expense, net	198	4	202	5	53	1

Income before income tax expense	1,121	24	981	22	1,319	29
Income tax expense	229	5	146	3	309	7

Net income	$892	19%	$835	19%	$1,010	22%

Operating Segment Results

        Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we have two reportable operating segments (see Note 1 of the Notes to Consolidated Financial Statements). Previously, we reported "Distribution" as a reportable segment. In the current period, this was no longer deemed a reportable segment and is included in "Other" along with our recently announced Media Networks and Studios businesses. We do not aggregate operating segments.

        The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to acquisitions and the Purchase Transaction. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2015, 2014, and 2013 are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013	Increase/ (decrease) 2015 v 2014	Increase/ (decrease) 2014 v 2013
Segment net revenues:
Activision	$2,700	$2,686	$2,895	$14	$(209)
Blizzard	1,565	1,720	1,124	(155)	596
Other(1)	356	407	323	(51)	84

Segments net revenues total	4,621	4,813	4,342	(192)	471

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	43	(405)	241	448	(646)

Consolidated net revenues	$4,664	$4,408	$4,583	$256	$(175)

Segment income from operations:
Activision	868	762	971	106	(209)
Blizzard	561	756	376	(195)	380
Other(1)	37	9	8	28	1

Segments income from operations total	1,466	1,527	1,355	(61)	172

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	(39)	(215)	229	176	(444)
Stock-based compensation expense	(92)	(104)	(110)	12	6
Amortization of intangible assets	(11)	(12)	(23)	1	11
Fees and other expenses related to acquisitions and the Purchase Transaction	(5)	(13)	(79)	8	66

Consolidated operating income	1,319	1,183	1,372	136	(189)
Interest and other expense, net	198	202	53	(4)	149

Consolidated income before income tax expense	$1,121	$981	$1,319	$140	$(338)

(1)
Other includes other income and expenses from operating segments managed outside the reportable segments, including our Media Networks, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

        For a better understanding of the differences in presentation between our segment results and the consolidated results, the following explains the nature of each reconciling item.

Net Effect from Deferral of Net Revenues and Related Cost of Sales

        We have determined that some of our titles' online functionality represents an essential component of gameplay and as a result, represents a more-than-inconsequential separate deliverable. As such, we are required to recognize revenues from these titles over the estimated service periods, which are generally less than one year. The related costs of sales are deferred and recognized when the related revenues are recognized. In the operating segment results table, we present the amount of net revenues and related costs of sales separately for each period as a result of this accounting treatment.

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

Amortization of Intangible Assets

        We amortize intangible assets over their estimated useful lives based on the pattern of consumption of the underlying economic benefits. The amount presented in the table represents the effect of the amortization of intangible assets, as well as other purchase price accounting adjustments, where applicable, in our consolidated statements of operations.

Fees and Other Expenses Related to Acquisitions and the Purchase Transaction

        We incurred fees and other expenses, such as legal, banking and professional services fees, related to the Purchase Transaction, the King Acquisition, and other business acquisitions, inclusive of related debt financings. Such expenses are not reviewed by the CODM as part of segment performance.

Segment Net Revenues

Activision

        Activision's net revenues increased slightly for 2015, as compared to 2014, primarily due to higher revenues from the Call of Duty franchise, specifically from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, and the strong digital content performance, including expansion packs and supply drops for Call of Duty: Advanced Warfare. Additionally, revenue increased due to revenues from Guitar Hero Live, which was released in the fourth quarter of 2015, with no comparable release in the prior-year. These increases were partially offset by lower revenues from Skylanders SuperChargers, which was released in the current year, as compared to Skylanders Trap Team, the comparable prior-year title, lower revenues from the Destiny franchise as Destiny debuted in September 2014 with no comparable full-game release in 2015, and lower revenues from The Amazing Spider-Man 2, which was released during the prior-year with no corresponding release during 2015.

        Activision's net revenues decreased for 2014, as compared to 2013, primarily due to lower revenues from the Call of Duty and Skylanders franchises, partially offset by higher revenues from the release of Destiny and its first expansion pack, The Dark Below, in 2014.

Blizzard

        Blizzard's net revenues decreased for 2015, as compared to 2014, primarily due to the timing of game releases; most notably Diablo III: Reaper of Souls™, which was released in March 2014 on the PC, Diablo III: Reaper of Souls—Ultimate Evil Edition™, which was released in August 2014 on consoles, and World of Warcraft: Warlords of Draenor®, which was released in November 2014, along with the overall lower revenues from World of Warcraft due to a smaller subscriber base. These decreases were partially offset by higher revenues from Hearthstone: Heroes of Warcraft, which had multiple content releases throughout the year, along with revenues from Heroes of the Storm and Starcraft II: Legacy of the Void, which were released in 2015. In addition to already having been released on PC, iPad, and Android tablets in the prior-year, Hearthstone: Heroes of Warcraft was released on iPhone and Android smartphones in April 2015, which contributed to the current period revenue performance.

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

Segment Income from Operations

Activision

        Activision's operating income increased in 2015, as compared to 2014, primarily due to an increased percentage of revenues coming from the higher margin online digital channels, and lower sales and marketing spending on the Destiny franchise because of the September 2014 launch of Destiny with no comparable full-game release in the current year. This is partially offset by operating losses from Guitar Hero Live, which was released in the fourth quarter of 2015, with no comparable release in the prior-year, and lower revenues from Skylanders SuperChargers as compared to Skylanders Trap Team.

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

Blizzard

        Blizzard's operating income decreased in 2015, as compared to 2014, primarily due to lower revenues, as described above; higher costs of sales—product costs from Hearthstone: Heroes of Warcraft related to commissions on mobile purchases with the launch on iPhone and Android smartphones in April 2015; higher sales and marketing spending for its releases, including Hearthstone: Heroes of Warcraft and Heroes of the Storm; lower capitalization of software development costs; and higher cost of sales—software royalties and amortization.

        Blizzard's operating income increased in 2014, as compared to 2013, primarily due to higher revenues, as described above, partially offset by higher cost of sales—product costs, higher product development costs and higher sales and marketing activities to support a higher number of titles released in 2014.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $364 million on Activision Blizzard's segment net revenues for 2015 as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

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

Results of Operations—Years Ended December 31, 2015, 2014, and 2013

Non-GAAP Financial Measures

        The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the years ended December 31, 2015, 2014, and 2013 (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013	Increase/ (decrease) 2015 v 2014	Increase/ (decrease) 2014 v 2013	% Change 2015 v 2014	% Change 2014 v 2013
GAAP net revenues by distribution channel
Retail channels	$1,806	$2,104	$2,701	$(298)	$(597)	(14)%	(22)%
Digital online channels(1)	2,502	1,897	1,559	605	338	32	22

Total Activision and Blizzard	4,308	4,001	4,260	307	(259)	8	(6)
Other(2)	356	407	323	(51)	84	(13)	26

Total consolidated GAAP net revenues	4,664	4,408	4,583	256	(175)	6	(4)

Change in deferred net revenues(3)
Retail channels	(169)	104	(247)	(273)	351
Digital online channels(1)	126	301	6	(175)	295

Total changes in deferred net revenues	(43)	405	(241)	(448)	646

Non-GAAP net revenues by distribution channel
Retail channels	1,637	2,208	2,454	(571)	(246)	(26)	(10)
Digital online channels(1)	2,628	2,198	1,565	430	633	20	40

Total Activision and Blizzard	4,265	4,406	4,019	(141)	387	(3)	10
Other(2)	356	407	323	(51)	84	(13)	26

Total non-GAAP net revenues(4)	$4,621	$4,813	$4,342	$(192)	$471	(4)%	11%

(1)
We define revenues from digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2)
Net revenues from Other include revenues from our Media Networks and Studios businesses, along with revenues that were historically shown as "Distribution."

(3)
We have determined that some of our titles' online functionality represents an essential component of gameplay and as a result, represents a more-than inconsequential separate deliverable. As such, we recognize revenues attributed to these titles over the estimated service periods, which are generally less than one year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(4)
Total non-GAAP net revenues presented, also represents our total segment net revenues.

Retail Channel Net Revenues

        The decrease in GAAP net revenues from retail channels for 2015, as compared to 2014, was primarily due to lower revenues from Skylanders SuperChargers, which was released in the current year, as compared to Skylanders Trap Team, the comparable prior-year title, lower revenues recognized from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, as compared to Call of Duty: Ghosts, which was released in the fourth quarter of 2013, and lower revenues recognized from Diablo III: Reaper of Souls and Diablo III: Reaper of Souls—Ultimate Evil Edition, which were released in March 2014 on PC and in August 2014 on consoles, respectively. The decreases were partially offset by higher revenues recognized from the Destiny franchise and revenues from Guitar Hero Live, which was released in October 2015.

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

        The decrease in non-GAAP net revenues from retail channels for 2015, as compared to 2014, was primarily due to lower revenues from Destiny, which launched in September 2014 with no comparable full-game release in the current year, from Skylanders SuperChargers, which was released in the current year, as compared to Skylanders Trap Team, the comparable prior-year title, and from the Diablo franchise due to timing of title releases. This was partially offset by revenues from Guitar Hero Live, which was released in the fourth quarter of 2015, with no comparable release in the prior-year, and revenues from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

        The decrease in non-GAAP net revenues from retail channels for 2014, as compared to 2013, was primarily due to lower revenues from the Call of Duty and Skylanders franchises. The decreases were partially offset by revenues from Destiny, which was released in September 2014, and revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles, as compared to revenues from the September 2013 release of Diablo III on the PS3 and Xbox 360.

Digital Channel Net Revenues

        The increase in GAAP net revenues from digital online channels for 2015, as compared to 2014, was primarily due to: higher revenues recognized from the Destiny franchise; higher revenues recognized from Hearthstone: Heroes of Warcraft; higher revenues recognized from Call of Duty: Advanced Warfare and its digital content released during the current period, as compared to Call of Duty: Ghosts and its digital content released during the prior period, including revenues recognized from Call of Duty: Advanced Warfare's new digital content known as "supply drops;" and revenues recognized from Heroes of the Storm, which was released in June 2015 with no comparable release during the prior periods. The increases were partially offset by lower revenues from the Diablo franchise due to the timing of title releases.

        The increase in GAAP net revenues from digital online channels for 2014, as compared to 2013, was primarily due to higher revenues from Hearthstone: Heroes of Warcraft, value-added services revenues from the launch of the World of Warcraft paid character boost, revenues from World of Warcraft: Warlords of Draenor, revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles, and the release of Destiny and its first expansion pack, The Dark Below, and higher digital download revenues from Call of Duty: Advanced Warfare. The increases were partially offset by lower revenues recognized from StarCraft II: Heart of the Swarm, which was released in March 2013, lower revenues recognized from World of Warcraft: Mists of Pandaria®, which was released in September 2012, and lower downloadable content revenues from the Call of Duty franchise.

        The increase in non-GAAP net revenues from digital online channels for 2015, as compared to 2014, was primarily due to: revenues from Hearthstone: Heroes of Warcraft; revenues from Destiny and its associated expansion packs, including The Taken King which was released in September 2015; higher revenues from the Call of Duty franchise, specifically from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, and from the strong digital content performance, including expansion packs and supply drops, of Call of Duty: Advanced Warfare; and revenues from Heroes of the Storm, which was released in June 2015 with no comparable release during the prior periods. These increases were partially offset by lower revenues from World of Warcraft, primarily due to a decline in the subscriber base and the launch of World of Warcraft: Warlords of Draenor in November 2014 with no comparable release in the current year, and lower revenues recognized from the Diablo franchise due to the timing of title releases.

        The increase in non-GAAP net revenues from digital online channels for 2014, as compared to 2013, was primarily due to revenues from Hearthstone: Heroes of Warcraft, value-added services revenues from the launch of the World of Warcraft: Warlords of Draenor paid character boost, revenues from World of Warcraft: Warlords of Draenor, revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles, revenues from the release of Destiny and its first expansion pack, The Dark Below, and higher digital downloads of Call of Duty: Advanced Warfare. The increases were partially offset by lower downloadable content revenues from the Call of Duty franchise.

Consolidated Results

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region for the years ended December 31, 2015, 2014, and 2013 (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013	Increase/ (decrease) 2015 v 2014	Increase/ (decrease) 2014 v 2013	% Change 2015 v 2014	% Change 2014 v 2013
Geographic region net revenues:
North America	$2,409	$2,190	$2,414	$219	$(224)	10%	(9)%
Europe	1,741	1,824	1,826	(83)	(2)	(5)	—
Asia Pacific	514	394	343	120	51	30	15

Consolidated net revenues	$4,664	$4,408	$4,583	$256	$(175)	6	(4)

        The increase/(decrease) in deferred revenues recognized by geographic region for the years ended December 31, 2015, 2014, and 2013 was as follows (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013	Increase/ (Decrease) 2015 v 2014	Increase/ (Decrease) 2014 v 2013
Increase/(decrease) in deferred revenues recognized by geographic region:
North America	$55	$(206)	$108	$261	$(314)
Europe	20	(153)	107	173	(260)
Asia Pacific	(32)	(46)	26	14	(72)

Total impact on consolidated net revenues	$43	$(405)	$241	$448	$(646)

Consolidated Net Revenues

        Consolidated net revenues in the North America region increased in 2015 as compared to 2014, primarily due to higher revenues recognized from the Destiny franchise, higher revenues recognized from Hearthstone: Heroes of Warcraft, and revenues recognized from Heroes of the Storm and Guitar Hero Live, which were both released in 2015 with no comparable releases during the prior periods. The increases were partially offset by lower revenues from Skylanders SuperChargers, as compared to Skylanders Trap Team, and lower revenues recognized from the Diablo franchise due to the timing of title releases.

        Consolidated net revenues in the Europe region decreased in 2015 as compared to 2014, primarily due to lower revenues recognized from the Diablo and Call of Duty franchises, lower revenues from Skylanders SuperChargers, as compared to Skylanders Trap Team, and lower revenues from our Distribution business. These were partially offset by higher revenues recognized from the Destiny franchise, higher revenues recognized from Hearthstone: Heroes of Warcraft, and revenues recognized from Heroes of the Storm.

        Consolidated net revenues in the Asia Pacific region increased in 2015 as compared to 2014, primarily due to higher revenues recognized from Hearthstone: Heroes of Warcraft, Call of Duty Online, and Heroes of the Storm, which launched in China in 2015 with no comparable prior-year titles. The increases were partially offset by lower revenues from the Diablo franchise.

        Consolidated net revenues in all regions decreased in 2014 as compared to 2013, except for the Asia Pacific region. As previously discussed, the decrease in the Company's consolidated net revenues in 2014, as compared to the same period in 2013, was mainly due to lower revenues from the Call of Duty and Skylanders franchises, lower revenues recognized from StarCraft II: Heart of the Swarm, which was released in March 2013, and lower revenues recognized from World of Warcraft: Mists of Pandaria, which was released in September 2012. The decreases were partially offset by the launch of Destiny and its first expansion pack, The Dark Below, revenues from Hearthstone: Heroes of Warcraft, value-added services revenues from the launch of the World of Warcraft paid character boost, revenues from World of Warcraft: Warlords of Draenor, and revenues from Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls—Ultimate Evil Edition, which was released in August 2014 on certain consoles. All of the above factors impact our year-over-year comparisons for North America and Europe. Further, in the Europe region, the decreases were partially offset by the increase in Distribution segment revenues. In the Asia Pacific region, the higher mix of Blizzard segment operations, as compared to Publishing segment operations, resulted in a year-over-year increase in revenues.

Deferred Revenues Recognized

        In all regions, the increase in deferred revenues recognized in 2015, as compared to 2014, was primarily due to lower deferrals of revenue from Destiny, from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value-added services, and from the Diablo franchise. These were partially offset by increased deferrals of revenue from the Call of Duty franchise and deferral of revenues for StarCraft II: Legacy of the Void and Guitar Hero Live, which were released in 2015 with no comparable prior-year releases. Additionally, in the Asia Pacific region there was an increase deferral of revenues from Hearthstone: Heroes of Warcraft.

        In all regions, the decrease in deferred revenues recognized in 2014, as compared to 2013, was primarily attributed to the higher deferral of revenues from World of Warcraft: Warlords of Draenor, which was released in November 2014, as compared to the recognition of revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, deferral of revenues from Destiny and its first expansion pack The Dark Below, both of which were released in 2014, and the deferral of revenues from Hearthstone: Heroes of Warcraft, which was also released in 2014.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $373 million, a negative impact of $2 million, and a positive impact of $33 million on Activision Blizzard's consolidated net revenues in 2015, 2014, and 2013, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

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

Net Revenues by Platform

        The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2015, 2014, and 2013 (amounts in millions):

	Year Ended December 31, 2015	% of total(4) consolidated net revenues	Year Ended December 31, 2014	% of total(4) consolidated net revenues	Year Ended December 31, 2013	% of total(4) consolidated net revenues	Increase/ (Decrease) 2015 v 2014	Increase/ (Decrease) 2014 v 2013
Platform net revenues:
Online(1)	$851	18%	$867	20%	$912	20%	$(16)	$(45)
PC	648	14	551	13	340	7	97	211
Next-generation (PS4, Xbox One, Wii U)	1,492	32	720	16	92	2	772	628
Prior-generation (PS3, Xbox 360, Wii)	899	19	1,430	32	2,287	50	(531)	(857)

Total Console	2,391	51	2,150	49	2,379	52	241	(229)

Mobile and ancillary(2)	418	9	433	10	629	14	(15)	(196)

Total Activision Blizzard	4,308	92	4,001	91	4,260	93	307	(259)

Other(3)	356	8	407	9	323	7	(51)	84

Total consolidated net revenues	$4,664	100%	$4,408	100%	$4,583	100%	$256	$(175)

        The increase / (decrease) in deferred revenues recognized by platform for years ended December 31, 2015, 2014, and 2013 was as follows (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013	Increase/ (Decrease) 2015 v 2014	Increase/ (Decrease) 2014 v 2013
Increase/(decrease) in deferred revenues recognized by platform:
Online(1)	$138	$(168)	$107	$306	$(275)
PC	(82)	(41)	22	(41)	(63)
Next-generation (PS4, Xbox One, Wii U)	(252)	(477)	(213)	225	(264)
Prior-generation (PS3, Xbox 360, Wii)	274	295	324	(21)	(29)

Total console	22	(182)	111	204	(293)

Mobile and ancillary(2)	(35)	(14)	1	(21)	(15)

Total impact on consolidated net revenues	$43	$(405)	$241	$448	$(646)

(1)
Revenues from online consists of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

(2)
Revenues from mobile and ancillary includes revenues from handheld, mobile and tablet devices, as well as non-platform specific game-related revenues such as standalone sales of toys and accessories products from our Skylanders franchise and other physical merchandise and accessories.

(3)
Net revenues from Other include revenues from our Media Networks and Studios businesses, along with revenues that were historically shown as "Distribution."

(4)
The percentages of total are presented as calculated. Therefore the sum of these percentages, as presented, may differ due to the impact of rounding.

        Net revenues from online decreased slightly in 2015, as compared to 2014, primarily due to lower World of Warcraft subscriber levels. This was partially offset by revenue recognized from the expansion World of Warcraft: Warlords of Draenor, which was released in November 2014, and from associated value-added services including a paid character boost.

        Net revenues from online decreased in 2014, as compared to 2013, primarily due to the deferral of revenues from World of Warcraft: Warlords of Draenor, as compared to the recognition of revenues from World of Warcraft: Mists of Pandaria, which was released in September 2012, and lower subscription revenues from World of Warcraft. The decrease was partially offset by the strong performance of value-added services revenues driven by the launch of the World of Warcraft paid character boost.

        Net revenues from PC increased in 2015, as compared to 2014, primarily due to higher revenues recognized from Hearthstone: Heroes of Warcraft and revenues recognized from Heroes of the Storm. This was partially offset by lower revenues recognized in 2015 from Diablo III: Reaper of Souls, due to the title releasing in March 2014 and no comparable title release in 2015.

        Net revenues from PC increased in 2014, as compared to 2013, primarily due to revenues from Hearthstone: Heroes of Warcraft, which had no comparable title in 2013, and higher revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues from the release of StarCraft II: Heart of the Swarm, which was released in March 2013.

        Net revenues from next-generation consoles increased in 2015, as compared to 2014, and increased in 2014, as compared to 2013, in each case primarily due to increased consumer adoption of the PS4 and Xbox One and an increase in the number of titles released for the next-generation console platforms. Since the introduction of the PS4 and Xbox One in the fourth quarter of 2013, we have released the following titles, among others, on next-generation consoles: Call of Duty: Ghosts and Skylanders SWAP Force™ in the fourth quarter of 2013; The Amazing Spider-Man™ 2 and Transformers™: Rise of the Dark Spark in the second quarter of 2014; Diablo III: Reaper of Souls—Ultimate Evil Edition and Destiny in the third quarter of 2014, and Call of Duty: Advanced Warfare and Skylanders Trap Team in the fourth quarter of 2014. In 2015, we have released multiple expansions or map packs for Destiny and Call of Duty: Advanced Warfare on the next-generation consoles along with major new titles including Call of Duty: Black Ops III, Skylanders SuperChargers, and Guitar Hero Live.

        Net revenues from prior-generation consoles decreased in 2015, as compared to 2014, primarily due to lower revenues from the Call of Duty and Skylanders franchises and from the transition of players from prior-generation to next-generation platforms. The decreases were partially offset by higher revenues recognized from the Destiny franchise and revenues from Guitar Hero Live.

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

        Net revenues from mobile and ancillary decreased slightly in 2015, as compared to 2014, primarily due to lower revenues from sales of standalone toys and accessories from the Skylanders franchise. The decrease was partially offset by higher revenues from Hearthstone: Heroes of Warcraft on iOS and Android devices.

        Net revenues from mobile and ancillary decreased in 2014, as compared to 2013, primarily due to lower revenues from sales of standalone toys and accessories from the Skylanders franchise and from handheld titles. The decrease was partially offset by an increase in mobile and tablet platform revenues from the release of Hearthstone: Heroes of Warcraft on the iPad and Android tablets in 2014.

        Deferred revenues recognized for online increased in 2015, as compared to 2014, primarily due to the recognition of deferred revenues from World of Warcraft: Warlords of Draenor and from value-added services revenues for World of Warcraft, including paid character boosts.

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

        Deferred revenues recognized for PC decreased in 2015, as compared to 2014, primarily due to deferral of revenues from StarCraft II: Legacy of the Void, which was released in November 2015, from Heroes of the Storm, and from Hearthstone: Heroes of Warcraft. This was partially offset by the recognition of deferred revenues from Diablo III: Reaper of Souls following its release in March 2014.

        The decrease in deferred revenues recognized for PC in 2014, as compared to 2013, was due to the deferral of revenues from Hearthstone: Heroes of Warcraft and the higher deferral of revenues from Diablo III: Reaper of Souls, which was released in March 2014, as compared to revenues deferred from StarCraft II: Heart of the Swarm, which was released in March 2013.

        The increase in deferred revenues recognized for next-generation consoles in 2015, as compared to 2014, was primarily due to the recognition of deferred revenues on Destiny, which was released in September 2014, without a comparable release in the 2015, and revenues recognized from the Diablo franchise due to the timing of title releases. These increases were partially offset by revenues deferred from the Call of Duty franchise and from the release of Guitar Hero Live in the current year.

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

        The decrease in deferred revenues recognized for prior-generation consoles in 2015, as compared to 2014, was due to lower deferred revenues recognized from the Call of Duty franchise and the deferral of revenues from the release Guitar Hero Live in 2015. These were partially offset by recognition of deferred revenues from the Destiny franchise.

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

Costs and Expenses

Cost of Sales

        The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the years ended December 31, 2015, 2014, and 2013 (amounts in millions):

	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Year Ended December 31, 2013	% of consolidated net revenues	Increase (Decrease) 2015 v 2014	Increase (Decrease) 2014 v 2013
Product costs	$921	20%	$999	23%	$1,053	23%	$(78)	$(54)
Online	224	5	232	5	204	4	(8)	28
Software royalties and amortization	412	9	260	6	187	4	152	73
Intellectual property licenses	28	—	34	1	87	2	(6)	(53)

Total cost of sales	$1,585	34%	$1,525	35%	$1,531	33%	$60	$(6)

        Total cost of sales of $1,585 million increased in 2015, as compared to total cost of sales of $1,525 million in 2014, primarily due to higher revenues in 2015. Cost of sales-product costs decreased primarily due to the relative increase in revenues coming from the digital online channel, which has relatively lower product costs, along with decreased product costs as a result of the decreased revenues from our relatively lower-margin Distribution business. Cost of sales-software royalties and amortization increased primarily due to higher software amortization from the Destiny franchise and from software costs associated with new Blizzard product releases.

        Total cost of sales of $1,525 million decreased in 2014, as compared to total cost of sales of $1,531 million in 2013, primarily due to lower revenues in 2014 and the relative increase in revenues coming from the digital online channel, which has relatively lower product costs, as compared to retail revenues. Cost of sales—product costs decreased primarily due to lower retail product sales, partially offset by increased product costs as a result of increased revenues from our relatively lower-margin Distribution business. Cost of sales—online increased primarily due to higher online revenues and related support costs. Cost of sales—software royalties and amortization increased primarily due to higher software amortization for introduction of new franchises and new product releases during the year. Cost of sales—intellectual property licenses decreased primarily due to the write-down of intellectual property licenses in 2013, with no comparable write-downs in 2014, lower amortization of our intangible assets, and a reduction in the number of titles released by our value business in 2014, which are normally based on licensed properties.

Product Development (amounts in millions)

	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Year Ended December 31, 2013	% of consolidated net revenues	Increase (Decrease) 2015 v 2014	Increase (Decrease) 2014 v 2013
Product development	$646	14%	$571	13%	$584	13%	$75	$(13)

        For 2015, product development costs increased, as compared to 2014, primarily due to increased costs to support our future title releases and increased Blizzard product development costs, primarily associated with higher payroll costs and bonuses to studio personnel.

        For 2014, product development costs decreased, as compared to 2013, primarily due to lower stock-based compensation expenses associated with employees involved in product development as a result of fewer shares granted and fewer shares and options vested during the year.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Year Ended December 31, 2013	% of consolidated net revenues	Increase (Decrease) 2015 v 2014	Increase (Decrease) 2014 v 2013
Sales and marketing	$734	16%	$712	16%	$606	13%	$22	$106

        Sales and marketing expenses increased in 2015, as compared to 2014, primarily due to increased spending on sales and marketing activities to support the launch of Guitar Hero Live and Heroes of the Storm during the year. The increase was partially offset by lower media spending on the World of Warcraft, Destiny, and Diablo franchises due to the timing of title releases.

        Sales and marketing expenses increased in 2014, as compared to 2013, primarily due to increased spending on sales and marketing activities to support the launch of Destiny, Hearthstone: Heroes of Warcraft, and World of Warcraft: Warlords of Draenor during the year. The increase was partially offset by lower media spending on the Call of Duty and Skylanders franchises.

General and Administrative (amounts in millions)

	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Year Ended December 31, 2013	% of consolidated net revenues	Increase (Decrease) 2015 v 2014	Increase (Decrease) 2014 v 2013
General and administrative	$380	8%	$417	9%	$490	11%	$(37)	$(73)

        General and administrative expenses decreased in 2015, as compared to 2014, primarily due to realized and unrealized gains from our foreign currency derivative contracts and lower stock-based compensation expense. This decrease was partially offset by increased professional service fees incurred, primarily in connection with the King Acquisition.

        General and administrative expenses decreased in 2014, as compared to 2013, primarily due to the lower bankers' and professional fees related to the Purchase Transaction and related debt financings in 2014, as compared to 2013.

Interest and Other Expense, Net (amounts in millions)

	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Year Ended December 31, 2013	% of consolidated net revenues	Increase (Decrease) 2015 v 2014	Increase (Decrease) 2014 v 2013
Interest and other expense, net	$198	4%	$202	5%	$53	1%	$(4)	$149

        Interest and other expense, net, in 2015 was comparable to 2014.

        Interest and other expense, net, was $202 million in 2014, as compared to $53 million in 2013, reflecting a full year of interest expense incurred from the Notes and the Term Loan, which were issued and drawn, respectively, in October 2013. Interest expense for 2013 reflects interest from the period in which the Notes and the Term Loan were issued and drawn, respectively, to the end of the year.

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2015	% of Pretax income	Year Ended December 31, 2014	% of Pretax income	Year Ended December 31, 2013	% of Pretax income	Increase (Decrease) 2015 v 2014	Increase (Decrease) 2014 v 2013
Income tax expense	$229	20%	$146	15%	$309	23%	$83	$(163)

        For the year ended December, 2015, 2014 and 2013, the Company's income before income tax expense was $1,121 million, $981 million, and $1,319 million, respectively, and our income tax expense was $229 million (or a 20% effective tax rate), $146 million (or a 15% effective tax rate), and $309 million (or a 23% effective tax rate), respectively. Overall, our effective tax rate differs from the U.S. statutory tax rate of 35%, primarily due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of the California research and development ("R&D") credits, and recognition of the retroactive reinstatement of the federal R&D tax credit, partially offset by changes in the Company's liability for uncertain tax positions.

        In 2015 and 2014, our U.S. income before income tax expense was $355 million and $325 million, respectively, and comprised 32% and 33%, respectively, of our consolidated income before income tax expense. In 2015 and 2014, the foreign income before income tax expense was $766 million and $656 million, respectively, and comprised 68% and 67%, respectively, of our consolidated income before income tax expense.

        In 2015 and 2014, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 20% and 25%, respectively. The decrease in the foreign rate differential is due to changes in foreign temporary differences, as compared to the prior-year.

        In 2014 and 2013, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 25% and 13%, respectively. The primary increase in the foreign rate differential is due to the proportional increase over the prior-year's earnings in foreign jurisdictions taxed at relatively lower rates. In addition, the 2014 foreign tax provision resulted in a benefit due to changes in foreign temporary differences, as compared to the prior-year.

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period from July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games tax year 2008 remains open to examination by the major taxing authorities. In addition, Vivendi Games' tax return for the 2008 tax year is before the appeals function of the Internal Revenue Service ("IRS") and is under examination by several state taxing authorities.

        Activision Blizzard's tax years 2008 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2008 through 2011 tax years. During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team. Their review could result in a different allocation of profits and losses under the Company's transfer pricing agreements. Such allocation could have a positive or negative impact on our provision for the period in which such a determination is reached and the relevant periods thereafter. The Company also has several state and non-U.S. audits pending.

        The final resolution of the Company's global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company's management, the ultimate resolution of these matters are not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company's global tax disputes could have a material adverse effect on our business and results of operations in the period in which the matters are ultimately resolved.

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

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $242 million, a negative impact of $8 million, and a positive impact of $20 million on Activision Blizzard's consolidated operating income in 2015, 2014 and 2013, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound and its impact on our foreign operating income.

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

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2015	2014	Increase (Decrease) 2015 v 2014
Cash and cash equivalents	$1,823	$4,848	$(3,025)
Short-term investments	8	10	(2)

	$1,831	$4,858	$(3,027)

Percentage of total assets	12%	33%

	For the Years Ended December 31,
	2015	2014	2013	Increase (Decrease) 2015 v 2014	Increase (Decrease) 2014 v 2013
Cash flows provided by operating activities	$1,192	$1,292	$1,264	$(100)	$28
Cash flows (used in) provided by investing activities	(3,716)	(84)	308	(3,632)	(392)
Cash flows used in financing activities	(135)	(374)	(1,223)	239	849
Effect of foreign exchange rate changes	(366)	(396)	102	30	(498)

Net (decrease) increase in cash and cash equivalents	$(3,025)	$438	$451	$(3,463)	$(13)

Cash Flows Provided by Operating Activities

        The primary drivers of cash flows provided by operating activities typically include the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacturing, distribution and marketing of our products, payments for customer service support for our players, payments to third-party developers and intellectual property holders, payments for interest on our debt, payments for software development, payments for tax liabilities, and payments to our workforce.

        Cash flows provided by operating activities were lower for 2015, as compared to 2014, primarily due to changes in operating assets and liabilities, driven by the prior-year cash flows benefiting from a substantial increase in revenues which were deferred. These are partially offset by a higher net income in 2015 as compared to 2014 and adjustments to net income for non-cash charges, including amortization of capitalized software development costs.

        Cash flows provided by operating activities for the year ended December 31, 2015 included approximately $193 million of interest paid for the Notes and Term Loan, as compared to $201 million in 2014.

        Cash flows provided by operating activities were slightly higher for 2014, as compared to 2013, primarily due to a more favorable impact from changes in our working capital accounts, mainly related to cash flows from revenues which were deferred.

Cash Flows (Used in) Provided by Investing Activities

        The primary drivers of cash flows (used in) provided by investing activities typically include the net effect of purchases and sales/maturities of short-term investments, capital expenditures, and changes in restricted cash balances.

        Cash flows used in investing activities were $3.7 billion in 2015, as compared to cash flows used in investing activities of $84 million in 2014. Increased cash flows used in investing activities were primarily due to $3.6 billion cash deposited in escrow for the King Acquisition and the cash used to acquire Major League Gaming in the fourth quarter of 2015.

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

        Cash flows used in financing activities of $135 million were lower in 2015, as compared to $374 million used in 2014, primarily due to $202 million of proceeds received in the settlement of the litigation related to the Purchase Transaction, and the lower partial repayment of our Term Loan in 2015 of $250 million, as compared to the $375 million partial repayment of our Term Loan in 2014. These were partially offset by lower proceeds from stock options exercised by our employees and the higher cash dividend payment made during 2015, as compared to 2014.

        Cash flows used in financing activities of $374 million were lower in 2014, as compared to $1,223 million used in 2013, primarily due to the lack of share repurchases in 2014, offset by the $375 million partial repayment of our Term Loan. We also paid $147 million in dividends and related dividend equivalents and $66 million for taxes in connection with the vesting of employees' restricted stock rights. Cash flows from financing activities for 2014 reflected proceeds of $175 million from the issuance of shares of our common stock to employees in connection with stock option exercises.

Effect of Foreign Exchange Rate Changes

        Changes in foreign exchange rates had a negative impact of $366 million, a negative impact of $396 million and a positive impact of $102 million on our cash and cash equivalents for the years ended December 31, 2015, 2014, and 2013, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Other Liquidity and Capital Resources

        Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility. With our cash and cash equivalents and short-term investments of $1.8 billion at December 31, 2015, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital of $0.8 billion at December 31, 2015, to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing and sale of new products; provision of customer service for our players; acquisition of intellectual property rights for future products from third parties; funding of dividends; and payments related to debt obligations.

        As of December 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $0.5 billion, as compared to $3.6 billion as of December 31, 2014. The decrease is due to the requirements under the Transaction Agreement for the King Acquisition, which required us to deposit $3.6 billion in cash to be held in an escrow account until the earlier of (i) the completion of the King Acquisition, or (ii) the termination of the Transaction Agreement. The cash was not accessible to the Company for operating cash needs as its use was administratively restricted for use in the consummation of the King Acquisition. At December 31, 2015, we recorded the balance of the escrow account as a non-current asset, "Cash in escrow," in our Consolidated Balance Sheet.

        If the cash and cash equivalents held outside of the U.S. is needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

        On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the 2021 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014. As of December 31, 2015, the Notes had a carrying value of $2.2 billion.

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

        On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility maturing in October 2020 (the "Term Loan"), and a $250 million secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Credit Facilities"). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver.

        As of December 31, 2015, the outstanding balance of our Term Loan was $1.9 billion. Borrowings under the Term Loan and Revolver bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its "prime rate," (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate ("LIBOR") for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%. At December 31, 2015, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Credit Facilities will increase.

        In addition to paying interest on outstanding principal balances under the Credit Facilities, we are required to pay the lenders a commitment fee on unused commitments under the Revolver. We are also required to pay customary letter of credit fees and agency fees.

        The Credit Agreement required quarterly principal repayments of 0.25% of the Term Loan's original principal amount, with the balance due on the maturity date. On February 11, 2014, we made a voluntary principal repayment of $375 million on our Term Loan. This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement. On February 11, 2015, we made an additional voluntary principal repayment, this time in the amount of $250 million, which reduced the balance due on the maturity date. The 2015 repayment reduced the Term Loan's outstanding principal balance to $1.9 billion and based on this reduced balance, we expect our contractual interest payments in the future will be reduced by approximately $8 million annually, based on the interest rate of 3.25% at December 31, 2015. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

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

        In addition, if, in the future, we borrow under the Revolver, as described in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we may be required, during certain periods where outstanding revolving loans exceed a certain threshold, to maintain a maximum senior secured net leverage ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement.

        The Company was in compliance with the terms of the Notes and Credit Facilities as of December 31, 2015.

Amendments to Credit Agreement

        Tranche A Term Loan    In conjunction with the King Acquisition, the Company entered into three Amendments to the Credit Agreement (the "Amendments"). The Amendments, among other things, provide for incremental term loans in the form of Tranche A Term Loans in an aggregate principal amount of approximately $2.3 billion, the proceeds of which were to be issued upon successful closing to fund the King Acquisition.

        On February 23, 2016, we successfully completed the King Acquisition and the Tranche A Term Loans funded. The Tranche A Term Loans are scheduled to mature on October 11, 2020 and bear interest, at the Company's option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the LIBOR for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin. LIBOR is subject to a floor of 0% and the base rate is subject to an effective floor of 1.00%. The applicable interest margin for Tranche A Term Loans ranges from 1.50% to 2.25% for LIBOR borrowings and from 0.50% to 1.25% for base rate borrowings and is determined by reference to a pricing grid based on the Company's Consolidated Total Net Debt Ratio (as defined in the Credit Agreement).

        The Amendments require quarterly principal payments of 0.625% of the stated principal amount of the Tranche A Term Loans, with increases to 1.250% starting on June 30, 2019 and 3.125% starting on June 30, 2020, with the remaining balance payable on the Tranche A Term Loans' scheduled maturity date of October 11, 2020. Voluntary prepayments of the Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

        The Tranche A Term Loans are subject to a financial maintenance covenant requiring the Company to maintain a maximum Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) of 4.00 to 1.00, which will decrease to 3.50 to 1.00 (I) after the sixth full fiscal quarter after the Tranche A Term Loans are made or (II) if the Collateral Suspension occurs prior to the date falling 18 months after the Tranche A Term Loans are made, on the later of (x) the last day of the fourth full fiscal quarter after the Tranche A Term Loans are made and (y) the last day of the fiscal quarter in which the Collateral Suspension occurs.

        The Tranche A Term Loans are secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the existing Term Loans. The other terms of the Tranche A Term Loans are also generally the same as the terms of the existing Term Loan.

        Revolving Credit Facility    As part of the Amendments, upon the closing of the King Acquisition, the Company's existing revolving credit facility under the Credit Agreement (as in effect prior to the closing of the King Acquisition) in an aggregate principal amount of $250 million was replaced with a new revolving credit facility under the Credit Agreement in the same aggregate principal amount (the "2015 Revolving Credit Facility").

        Borrowings under the 2015 Revolving Credit Facility may be borrowed, repaid and re-borrowed by the Company and are available for working capital and other general corporate purposes. Up to $50 million of the 2015 Revolving Credit Facility may be used for letters of credit.

        The 2015 Revolving Credit Facility is scheduled to mature on October 11, 2020. Borrowings under the 2015 Revolving Credit Facility bear interest, at the Company's option, under the same terms as the Tranche A Term Loans. Additionally, the 2015 Revolving Credit Facility is subject to the same financial maintenance covenant and is secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Tranche A Term Loans. The other terms of the 2015 Revolving Credit Facility are generally the same as the terms of the Revolver.

Debt Repayments

        On February 2, 2016, the Board of Directors authorized repayments of up to $1.5 billion of our outstanding debt during 2016. On February 25, 2016, we made a voluntary principal repayment of $500 million on our Term Loan, reducing the aggregate term loans outstanding under the Credit Agreement, which includes the $2.3 billion of Tranche A Term Loans, to $3.7 billion.

Dividends

        On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share, payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016.

Capital Expenditures

        We made capital expenditures of $111 million in 2015, as compared to $107 million in 2014. In 2016, we anticipate total capital expenditures of approximately $155 million. Capital expenditures are expected to be primarily for computer hardware and software purchases.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products, and for rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-

party developers and intellectual property holders typically are deemed to be advances and are recoupable against future royalties earned by the developer or intellectual property holder based on the sale of the related game. Additionally, in connection with certain intellectual property rights acquisitions and development agreements, we commit to spend specified amounts for marketing support for the related game(s) which is to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2015 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and equipment leases	Developer and IP	Marketing	Long-term debt obligations(2)	Total
For the Year Ending December 31,
2016	$35	$190	$28	$192	$445
2017	32	5	53	192	282
2018	30	—	15	192	237
2019	27	—	—	192	219
2020	19	—	—	2,045	2,064
Thereafter	35	2	—	2,472	2,509

Total	$178	$197	$96	$5,285	$5,756

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2015, we had $471 million of unrecognized tax benefits, of which $453 million was included in "Other liabilities" and $18 million was included in "Accrued expenses and other liabilities" in the consolidated balance sheet.

(2)
Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments under the Term Loan and the Notes as of December 31, 2015. There was no outstanding balance under our Revolver as of December 31, 2015. The Notes are subject to fixed interest rates and we have calculated the interest obligation based on the applicable rates and payment dates for the Notes. The Term Loan bears a variable interest rate and interest is payable on a quarterly basis. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2015. Refer to Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our debt obligations. On February 11, 2015, we made a voluntary partial repayment of $250 million to the Term Loan. The 2015 repayment reduced our contractual interest payments, as shown in the table above, by approximately $8 million annually, through the October 2020 maturity date, based on the interest rate of 3.25% at December 31, 2015. On February 25, 2016, we made a voluntary principal repayment of $500 million on our Term Loan.

Off-balance Sheet Arrangements

        At December 31, 2015 and 2014, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as "structured finance" or "special purpose" entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operation, liquidity, capital expenditures, or capital resources.

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

        Certain of our revenue arrangements have multiple deliverables, which we account for in accordance with Accounting Standards Codification ("ASC") Topic 605 and Accounting Standards Update ("ASU") 2009-13. These revenue arrangements include product sales consisting of both software and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software) and our sales of World of Warcraft boxed products, expansion packs and value-added services, each of which is considered with the related subscription services for these purposes.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that require BESP for the years ended December 31, 2015, 2014 and 2013. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE.

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

        For our software products with online functionality or that are a part of a hosted service arrangement, we evaluate whether that functionality constitutes a more-than-inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including digital downloadable content), when it is released. Determining whether the online functionality for a particular game constitutes a more-than-inconsequential deliverable is subjective and requires management's judgment. When we determine that the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we initially defer all of the software-related revenues from the sale of any such title (including digital downloadable content) and recognize the revenues ratably over the estimated service period of the title. In addition, we initially defer the costs of sales for the title and recognize the costs of sales as the related revenues are recognized. The costs of sales include manufacturing costs, software royalties and amortization, and intellectual property licenses and excludes intangible asset amortization.

        For our software products with online functionality that are considered to be incidental to the overall product offering and are inconsequential deliverables, we recognize the related revenues when the revenue recognition criteria described above have been met.

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

        We determine the estimated service period for our games with consideration of various data points, including the weighted-average number of days between players' first and last date played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends and the service periods of our previously released games and disclosed service periods for our competitors' games that are similar in nature. Determining the estimated service period is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns and therefore the estimated service period may change in the future. The estimated service periods for our current games is generally less than twelve months.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection credits include, among other things, compliance with applicable trading and payment terms, achievement of sell-through performance targets in certain instances, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.

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

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. Material differences may result in the amount and timing of our revenues for any period if factors or market conditions change or if management makes different judgments or utilizes different estimates in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2015 allowance for sales returns, price protection, and other allowances would have impacted net revenues by approximately $3 million.

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

        Business Combinations.    We must estimate the fair value of assets acquired and liabilities assumed in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

        Assessment of Impairment of Assets.    Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2015, 2014 and 2013.

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

        The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In determining the fair value of our reporting units, we assumed a discount rate of approximately 10.0%. The estimated fair value of both the Activision and Blizzard reporting units exceeded their carrying values as of December 31, 2015. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance, and changes in economic conditions could result in future impairment charges.

        We test acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2015 and 2014 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time. In determining the fair value of our trade names, we assumed a discount rate of 10.0%, and royalty saving rates of approximately 1.5%—2.0%. A one percentage point increase in the discount rate would not yield an impairment charge to our trade names. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

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

Stock-based compensation

        In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

Internal-Use Software

        In April 2015, the FASB issued new guidance related to internal-use software. The new standard relates to a customer's accounting for fees paid in cloud computing arrangements. The amendment provides guidance for customers to determine whether such arrangements include software licenses. If a cloud arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

Business Combinations

        In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, providing new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, made to provisional amounts recorded at the acquisition date as a result of the business combination, be recognized in the reporting period the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. The new standard is effective for fiscal years beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. Early adoption is permitted. The adoption of this new accounting guidance could have a material impact on our financial statements in future periods upon occurrence of a measurement period adjustment.

Deferred Taxes

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, providing new guidance to simplify the presentation of deferred taxes. The new standard requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The issuance of the new standard eliminates the requirement to perform the jurisdiction analysis based on the classifications of the underlying assets and liabilities, and as a result, each jurisdiction will only have one net non-current deferred tax asset or liability. The new standard is effective for fiscal years beginning after December 15, 2016 and can be applied either prospectively or retrospectively. Early adoption is permitted.

        As of December 31, 2015 we early adopted ASU No. 2015-17 and applied retrospectively to all periods presented. As a result, we reclassified $368 million of deferred tax assets from current "Deferred income taxes, net" resulting in non-current net deferred tax assets and liabilities of $264 million and $10 million, respectively, in our Consolidated Balance Sheet as of December 31, 2014. The adoption of this new guidance did not impact our compliance with debt covenant requirements.

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

        To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts. These forward contracts generally have a maturity of less than one year. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.

        We assess the nature of these derivatives under FASB ASC Topic 815 to determine whether such derivatives should be designated as hedging instruments. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period. We report the fair value of these contracts within "Other current assets," "Accrued expense and other liabilities," "Other assets," or "Other liabilities," as applicable, in our Consolidated Balance

Sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

        We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

        For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments under ASC 815, changes in the estimated fair value of these derivatives are recorded within "General and administrative expenses" and "Interest and other expense, net" in our Consolidated Statements of Operations, consistent with the nature of the underlying transactions.

        At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. During the year ended December 31, 2015, we reclassified $8 million of unrealized gains out of "Accumulated other comprehensive income (loss)" and into earnings due to dedesignating $250 million notional euro to U.S. dollar cash flow hedges when it was determined the hedged transaction would not occur. As a result of the dedesignation, we entered into offsetting foreign currency forward contracts. The dedesignated and offsetting foreign currency forward contracts remain outstanding as of December 31, 2015.

        The fair value of these foreign currency forward currency contracts was $11 million as of December 31, 2015, and recorded in "Other current assets" in our consolidated balance sheet.

        At December 31, 2014, outstanding foreign currency forward contracts not designated as a hedge were not material.

        For the years ended December 31, 2015, 2014, and 2013, pre-tax net gains associated with these forward contracts were recorded in "General and administrative expenses" and were not material.

Foreign Currency Forward Contracts Designated as Hedges

        For foreign currency forward contracts that we entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk, and which have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive income (loss)" and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative expenses" when the hedged item impacts earnings. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the consolidated statements of cash flows. We measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

        The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $381 million at December 31, 2015. At December 31, 2014, there were no outstanding foreign currency forward contracts designated as cash flow hedges. These foreign currency forward contracts have remaining maturities of 12 months or less. During the years ended December 31, 2015 and 2014, there was no ineffectiveness relating to these hedges. At December 31, 2015, $4 million of net unrealized losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

        During the year ended December 31, 2015 and 2014, pre-tax net realized gains of $6 million and $8 million, respectively, associated with these contracts were reclassified out of "Accumulated other comprehensive income (loss)" and into "General and administrative expense" due to maturity of these contracts.

        In the absence of the hedging activities described above, for the year ended December 31, 2015, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $121 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities. We do not currently use derivative financial instruments to manage interest rate risk. As of December 31, 2015, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $19 million. Because we have a 0.75% LIBOR floor in our Term Loan, our interest expense will only increase if the underlying interest rate increases to a level that exceeds the LIBOR floor. This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

        Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2015, our $1.82 billion of cash and cash equivalents were comprised primarily of money market funds. At December 31, 2015, our $8 million of short-term investments included $8 million of restricted cash. We also had $9 million in auction rate securities at fair value classified as long-term investments at December 31, 2015. The Company has determined that, based on the composition of our investment portfolio as of December 31, 2015, there was no material interest rate risk exposure to the Company's consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2015, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2015, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders entitled "Proposal 1—Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct," and "Corporate Governance Matters—Board of Directors and Committees—Board Committees" to be filed with the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders entitled "Executive Compensation" and "Director Compensation" to be filed with the Securities and Exchange Commission.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information" and "Beneficial Ownership Matters" to be filed with the Securities and Exchange Commission.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees" to be filed with the Securities and Exchange Commission.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders entitled "Audit-Related Matters" to be filed with the Securities and Exchange Commission.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page [89] herein.
2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2015, 2014, and 2013 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
Schedule II—Valuation and Qualifying Accounts
Other financial statement schedules are omitted because the information called for is not applicable or is shown either in the Consolidated Financial Statements or the Notes thereto.
3
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

Date: February 29, 2016

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director, President and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

POWER OF ATTORNEY

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

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President, Chief Executive Officer and Principal Executive Officer	February 29, 2016
By:	/s/ DENNIS DURKIN (Dennis Durkin)	Chief Financial Officer and Principal Financial Officer	February 29, 2016
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer and Principal Accounting Officer	February 29, 2016
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 29, 2016

By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Chairman and Director	February 29, 2016
By:	/s/ HENDRIK J. HARTONG III (Hendrik J. Hartong III)	Director	February 29, 2016
By:	/s/ BARRY MEYER (Barry Meyer)	Director	February 29, 2016
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 29, 2016
By:	/s/ PETER NOLAN (Peter Nolan)	Director	February 29, 2016
By:	/s/ CASEY WASSERMAN (Casey Wasserman)	Director	February 29, 2016
By:	/s/ ELAINE P. WYNN (Elaine P. Wynn)	Director	February 29, 2016

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 29, 2016

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2015	At December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,823	$4,848
Short-term investments	8	10
Accounts receivable, net of allowances of $343 and $383 at December 31, 2015 and December 31, 2014, respectively	679	659
Inventories, net	128	123
Software development	336	452
Intellectual property licenses	30	5
Other current assets	383	444

Total current assets	3,387	6,541
Cash in escrow	3,561	—
Long-term investments	9	9
Software development	80	20
Intellectual property licenses	—	18
Property and equipment, net	189	157
Deferred income taxes, net	275	264
Other assets	173	85
Intangible assets, net	49	29
Trademark and trade names	433	433
Goodwill	7,095	7,086

Total assets	$15,251	$14,642

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$284	$325
Deferred revenues	1,702	1,797
Accrued expenses and other liabilities	625	592

Total current liabilities	2,611	2,714
Long-term debt, net	4,079	4,324
Deferred income taxes, net	10	10
Other liabilities	483	361

Total liabilities	7,183	7,409

Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,163,179,140 and 1,150,605,926 shares issued at December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	10,242	9,924
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2015 and December 31, 2014	(5,637)	(5,762)
Retained earnings	4,096	3,374
Accumulated other comprehensive loss	(633)	(303)

Total shareholders' equity	8,068	7,233

Total liabilities and shareholders' equity	$15,251	$14,642

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Net revenues
Product sales	$2,447	$2,786	$3,201
Subscription, licensing, and other revenues	2,217	1,622	1,382

Total net revenues	4,664	4,408	4,583
Costs and expenses
Cost of sales—product costs	921	999	1,053
Cost of sales—online	224	232	204
Cost of sales—software royalties and amortization	412	260	187
Cost of sales—intellectual property licenses	28	34	87
Product development	646	571	584
Sales and marketing	734	712	606
General and administrative	380	417	490

Total costs and expenses	3,345	3,225	3,211

Operating income	1,319	1,183	1,372
Interest and other expense, net	198	202	53

Income before income tax expense	1,121	981	1,319
Income tax expense	229	146	309

Net income	$892	$835	$1,010

Earnings per common share
Basic	$1.21	$1.14	$0.96

Diluted	$1.19	$1.13	$0.95

Weighted-average number of shares outstanding
Basic	728	716	1,024
Diluted	739	726	1,035
Dividends per common share	$0.23	$0.20	$0.19

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$892	$835	$1,010
Other comprehensive income (loss):
Foreign currency translation adjustment	(326)	(371)	93
Unrealized losses on forward contracts designated as hedges, net of tax	(4)	—	—
Unrealized gains on investments, net of tax	—	—	1

Other comprehensive income (loss)	$(330)	$(371)	$94
Comprehensive income	$562	$464	$1,104

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2015, 2014, and 2013

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	1,112	$—	—	$—	$9,450	$1,893	$(26)	$11,317
Components of comprehensive income:
Net income	—	—	—	—	—	1,010	—	1,010
Other comprehensive income (loss)	—	—	—	—	—	—	94	94
Issuance of common stock pursuant to employee stock options	16	—	—	—	158	—	—	158
Issuance of common stock pursuant to restricted stock rights	8	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(4)	—	—	—	(49)	—	—	(49)
Tax benefit associated with employee stock awards	—	—	—	—	11	—	—	11
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	112	—	—	112
Dividends ($0.19 per common share)	—	—	—	—	—	(217)	—	(217)
Shares repurchased (see Note 17)	—	—	(429)	(5,830)	—	—	—	(5,830)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	16	—	—	—	16

Balance at December 31, 2013	1,132	$—	(429)	$(5,814)	$9,682	$2,686	$68	$6,622
Components of comprehensive income:
Net income	—	—	—	—	—	835	—	835
Other comprehensive income (loss)	—	—	—	—	—	—	(371)	(371)
Issuance of common stock pursuant to employee stock options	14	—	—	—	172	—	—	172
Issuance of common stock pursuant to restricted stock rights	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(2)	—	—	—	(66)	—	—	(66)
Tax benefit associated with employee stock awards	—	—	—	—	30	—	—	30
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	106	—	—	106
Dividends ($0.20 per common share)	—	—	—	—	—	(147)	—	(147)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	52	—	—	—	52

Balance at December 31, 2014	1,151	$—	(429)	$(5,762)	$9,924	$3,374	$(303)	$7,233
Components of comprehensive income:
Net income	—	—	—	—	—	892	—	892
Other comprehensive income (loss)	—	—	—	—	—	—	(330)	(330)
Issuance of common stock pursuant to employee stock options	8	—	—	—	106	—	—	106
Issuance of common stock pursuant to restricted stock rights	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(3)	—	—	—	(83)	—	—	(83)
Tax benefit associated with employee stock awards	—	—	—	—	65	—	—	65
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	95	—	—	95
Dividends ($0.23 per common share)	—	—	—	—	—	(170)	—	(170)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	58	—	—	—	58
Shareholder settlement in connection with the Purchase Transaction (see Note 19)	—	—	—	67	135	—	—	202

Balance at December 31, 2015	1,163	$—	(429)	$(5,637)	$10,242	$4,096	$(633)	$8,068

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$892	$835	$1,010
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(27)	(44)	161
Provision for inventories	43	39	33
Depreciation and amortization	95	90	108
Loss on disposal of property and equipment	—	1	—
Amortization of capitalized software development costs and intellectual property licenses(1)	399	256	207
Amortization of debt discount and debt financing costs	7	7	1
Stock-based compensation expense(2)	92	104	108
Excess tax benefits from stock awards	(67)	(39)	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	(40)	(177)	198
Inventories	(54)	(2)	6
Software development and intellectual property licenses	(350)	(349)	(268)
Other assets	21	18	(67)
Deferred revenues	(27)	475	(275)
Accounts payable	(25)	(12)	7
Accrued expenses and other liabilities	233	90	64

Net cash provided by operating activities	1,192	1,292	1,264

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	145	21	304
Proceeds from sales of available-for-sale investments	—	—	98
Purchases of available-for-sale investments	(145)	—	(26)
Acquisition of business (see Note 23)	(46)	—	—
Cash in escrow (see Note 24)	(3,561)	—	—
Capital expenditures	(111)	(107)	(74)
Decrease in restricted cash	2	2	6

Net cash (used in) provided by investing activities	(3,716)	(84)	308

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	106	175	158
Tax payment related to net share settlements on restricted stock rights	(83)	(66)	(49)
Excess tax benefits from stock awards	67	39	29
Repurchase of common stock	—	—	(5,830)
Dividends paid	(170)	(147)	(216)
Proceeds from issuance of long-term debt	—	—	4,750
Repayment of long-term debt	(250)	(375)	(6)
Payment of debt financing costs	(7)	—	(59)
Proceeds received from shareholder settlement	202	—	—

Net cash used in financing activities	(135)	(374)	(1,223)

Effect of foreign exchange rate changes on cash and cash equivalents	(366)	(396)	102

Net (decrease) increase in cash and cash equivalents	(3,025)	438	451
Cash and cash equivalents at beginning of period	4,848	4,410	3,959

Cash and cash equivalents at end of period	$1,823	$4,848	$4,410

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

The King Acquisition

        On November 2, 2015, we and King Digital Entertainment plc, a leading interactive entertainment company for the mobile world incorporated under the laws of Ireland ("King"), entered into a Transaction Agreement (the "Transaction Agreement") under the terms of which we would acquire King (the "King Acquisition") and King would become a wholly-owned subsidiary of the Company. On February 23, 2016 we completed the King Acquisition as further described in Note 24 below.

        As the closing of the King Acquisition occurred subsequent to December 31, 2015, our financial results as of and for the year ended December 31, 2015 do not contain the results of King.

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

        On October 11, 2013, we repurchased approximately 429 million shares of our common stock, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") we entered into with Vivendi and ASAC II LP ("ASAC"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the capital stock of Amber Holding Subsidiary Co., a Delaware corporation and wholly-owned subsidiary of Vivendi ("New VH"), which was the direct owner of approximately 429 million shares of our common stock, for a cash payment of $5.83 billion, or $13.60 per share, before taking into account the benefit to the Company of certain tax attributes of New VH assumed in the transaction (collectively, the "Purchase Transaction"). Refer to Note 11 of the Notes to Consolidated Financial Statements for further information regarding the financing of the Purchase Transaction

        Immediately following the completion of the Purchase Transaction, ASAC purchased from Vivendi 172 million shares of Activision Blizzard's common stock, pursuant to the Stock Purchase Agreement, for a cash payment of $2.34 billion, or $13.60 per share (the "Private Sale"). Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC.

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

        As of December 31, 2015, we had approximately 734 million shares of common stock issued and outstanding. At that date, (i) Vivendi held 41 million shares, or approximately 6% of the outstanding shares of our common stock, (ii) ASAC held 172 million shares, or approximately 23% of the outstanding shares of our common stock, and (iii) our other stockholders held approximately 71% of the outstanding shares of our common stock.

        On January 13, 2016, Vivendi sold all of their remaining shares of our common stock. We did not receive any proceeds.

        Based upon our organizational structure, we conduct our business through two reportable operating segments, Activision Publishing, Inc. and Blizzard Entertainment, Inc. Previously, we reported "Distribution" as a reportable segment. In the current period, this was no longer deemed a separate reportable segment and is included in "Other", along with our recently announced media networks and film and television studio businesses.

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading international developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers to "value" buyers seeking budget-priced software, in a variety of geographies. Activision develops games based on internally-developed properties, including games in the Call of Duty® and Skylanders® franchises, and to a lesser extent, based on licensed intellectual properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny®. Activision sells games through both retail and digital online channels. Activision currently offers games that operate on the Microsoft Corporation ("Microsoft") Xbox One ("Xbox One") and Xbox 360 ("Xbox 360"), Nintendo Co. Ltd. ("Nintendo") Wii U ("Wii U") and Wii ("Wii"), and Sony Computer Entertainment, Inc. ("Sony") PlayStation 4 ("PS4") and PlayStation 3 ("PS3") console systems (Xbox One, Wii U, and PS4 are collectively referred to as "next-generation"; Xbox 360, Wii, and PS3 are collectively referred to as "prior-generation"); the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game ("MMORPG") category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™ and Heroes of the Storm™ franchises. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates the creation of user-generated content, digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; in-game purchases and services; retail sales of physical "boxed" products;

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) Other

        We also engage in other business opportunities including:

  •
  The Activision Blizzard Media Networks ("Media Networks") business, announced in 2015 which builds on our efforts in competitive gaming and the growing eSports industry;

  •
  The Activision Blizzard Studios ("Studios") business, announced in 2015 which is devoted to creating original film and television content based on the company's extensive library of iconic and globally-recognized intellectual properties; and

  •
  The Activision Blizzard Distribution ("Distribution") business, which consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

        Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

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

Cash in Escrow

        As part of the King Acquisition, we were required to deposit $3.56 billion in cash to be held in an escrow account until the earlier of (i) the completion of the King Acquisition, or (ii) the termination of the Transaction Agreement. The cash was not accessible to the Company for operating cash needs as its use had been administratively restricted for use in the consummation of the King Acquisition. At December 31, 2015, we recorded the balance of the escrow account as a non-current asset, "Cash in escrow," in our Consolidated Balance Sheet.

Financial Instruments

        The carrying amounts of "Cash and cash equivalents," "Accounts receivable," "Accounts payable," and "Accrued expenses" approximate fair value due to the short-term nature of these accounts. Our investments in U.S. treasuries, government agency securities, and corporate bonds, if any, are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

        The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts. These forward contracts generally have a maturity of less than one year. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.

        We assess the nature of these derivatives under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815 to determine whether such derivatives should be designated as hedging instruments. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period. We report the fair value of these contracts within "Other current assets," "Accrued expense and other liabilities," "Other assets," or "Other liabilities," as applicable, in our Consolidated Balance Sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

        We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments under ASC 815, changes in the estimated fair value of these derivatives are recorded within "General and administrative expenses" and "Interest and other expense, net" in our Consolidated Statements of Operations, consistent with the nature of the underlying transactions.

        For foreign currency forward contracts that we entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and which have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive income (loss)" and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative expenses" when the hedged item impacts earnings. The Company measures hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

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

        Our customer base includes retailers and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the U.S. and other countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers. We had two customers, Sony and Microsoft, who accounted for 12% and 10%, respectively, of net revenues for the year ended December 31, 2015. We did not have any single customer that accounted for 10% or more of net revenues for the years ended December 31, 2014, and 2013. We had three customers, Sony, Microsoft, and Wal-Mart, who accounted for 18%, 13%, and 11% of consolidated gross receivables at December 31, 2015, respectively, and 13%, 17%, and 11% of consolidated gross receivables at December 31, 2014, respectively.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses both technical design documentation and game design documentation, or the completed and tested product design and working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established. For products where proven technology exists, this may occur early in the development cycle. Technological feasibility is evaluated on a product-by-product basis. Software development costs related to hosted service revenue arrangements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—software royalties and amortization." Capitalized costs for products that are canceled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development expense."

        Commencing upon a product's release, capitalized software development costs are amortized to "Cost of sales—software royalties and amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months or less, or over the estimated useful life, generally approximately one to two years.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of sales—intellectual property licenses." Capitalized intellectual property costs for products that are canceled or are expected to be abandoned are charged to "Product development expense" in the period of cancellation.

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

        Goodwill and Other Indefinite-Lived Assets.    We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets if there is no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and indefinite-lived assets are not amortized, but are subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31st.

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20. As of December 31, 2015 and 2014, our reporting units are the same as our operating segments. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit. We have determined that no impairment has occurred at December 31, 2015, 2014 and 2013 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

        We test indefinite lived acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2015, 2014 and 2013 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

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

        Management evaluates the recoverability of our identifiable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets to determine whether an impairment exists. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We have determined that there are no events or circumstances that indicate a potential impairment exists at December 31, 2015, 2014, and 2013.

Revenue Recognition

        We recognize revenues when there is persuasive evidence of an arrangement, the product or service has been provided to the customer, the collection of our fees is reasonably assured and the amount of fees to be paid by the customer is fixed or determinable. Certain products are sold to customers with a "street date" (which is the earliest date these products may be sold by retailers). For these products, we recognize revenues on the later of the street date or the date the product is sold to the customer. Revenues are recorded net of taxes assessed by governmental authorities that are both imposed on and concurrent with the specific revenue-producing transaction between us and our customer, such as sales and value-added taxes.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that require BESP for the years ended December 31, 2015, 2014, and 2013. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for a deliverable that the Company sells separately, which represents the VSOE, and the wholesale prices of the same or similar products, which represents TPE.

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

  Products with Online Functionality or Hosted Service Arrangements

        For our software products with online functionality or that are part of a hosted service arrangement, we evaluate whether that functionality constitutes a more-than-inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including digital downloadable content), when it is released. Determining whether the online functionality for a particular game constitutes a more-than-inconsequential deliverable is subjective and requires management's judgment. When we determine that the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component of every title. As a result, we initially defer all of the software-related revenues from the sale of any such title (including digital downloadable content) and recognize the revenues ratably over the estimated service period of the title. In addition, we initially defer the costs of sales for the title and recognize the costs of sales as the related revenues are recognized. The costs of sales include manufacturing costs, software royalties and amortization, and intellectual property licenses and exclude intangible asset amortization.

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

        Microtransaction revenues are derived from the sale of virtual goods to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods are initially recorded in deferred revenues. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

goods that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, generally the estimated service period of the game.

        Revenues from the licensing of intellectual property other than software to third-parties are recorded upon the receipt of licensee statements, or upon the receipt of cash, provided the license period has begun and all performance obligations have been completed.

  Estimated Service Period

        We determine the estimated service period for our games with consideration of various data points, including the weighted average number of days between players' first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends and the service periods of our previously released games and disclosed service periods for our competitors' games that are similar in nature. Determining the estimated service period is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns and therefore the estimated service period may change in the future. The estimated service periods for our current games is generally less than 12 months.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or price protection credits include, among other things, compliance with applicable trading and payment terms, achievement of sell-through performance targets in certain instances, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including the facilitation of slow-moving inventory and other market factors.

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

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2015, 2014, and 2013 were $523 million, $495 million, and $401 million, respectively, and are included in "Sales and marketing expense" in the consolidated statements of operations.

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

3. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents with original maturities of three months or less at the date of purchase (amounts in millions):

	At December 31,
	2015	2014
Cash	$176	$333
Foreign government treasury bills	34	40
Money market funds	1,613	4,475

Cash and cash equivalents	$1,823	$4,848

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Inventories, Net

        Our inventories, net consist of the following (amounts in millions):

	At December 31,
	2015	2014
Finished goods	$101	$112
Purchased parts and components	27	11

Inventories, net	$128	$123

        Inventory reserves were $54 million and $52 million at December 31, 2015 and 2014, respectively.

5. Software Development and Intellectual Property Licenses

        The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At December 31, 2015	At December 31, 2014
Internally developed software costs	$266	$262
Payments made to third-party software developers	150	210

Total software development costs	$416	$472

Intellectual property licenses	$30	$23

        Amortization, write-offs and impairments of capitalized software development costs and intellectual property licenses are comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Amortization of capitalized software development costs and intellectual property licenses	$410	$272	$195
Write-offs and impairments	4	—	29

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2015	2014
Land	$1	$1
Buildings	4	4
Leasehold improvements	109	104
Computer equipment	431	347
Office furniture and other equipment	52	45

Total cost of property and equipment	597	501
Less accumulated depreciation	(408)	(344)

Property and equipment, net	$189	$157

        Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $82 million, $76 million, and $84 million, respectively.

        Rental expense was $39 million, $38 million and $35 million for the years ended December 31, 2015, 2014, and 2013, respectively.

7. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2015
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	1 - 10 years	$116	$(93)	$23
Internally-developed franchises	11 years	309	(298)	11
Developed software	5 years	15	—	15

Total definite-lived intangible assets		$440	$(391)	$49

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets, Net (Continued)

	At December 31, 2014
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	3 - 10 years	$98	$(92)	$6
Internally-developed franchises	11 years	309	(286)	23

Total definite-lived intangible assets		$407	$(378)	$29

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

        Amortization expense of intangible assets was $13 million, $13 million, and $24 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        At December 31, 2015, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2016	$17
2017	12
2018	7
2019	5
2020	4
Thereafter	4

Total	$49

        We did not record any impairment charges against our intangible assets for the years ended December 31, 2015, 2014 and 2013.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Goodwill

        The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2015 and 2014 are as follows (amounts in millions):

	Activision	Blizzard	Other	Total
Balance at December 31, 2013	$6,914	$178	$—	$7,092
Tax benefit credited to goodwill	(5)	—	—	(5)
Foreign exchange	(1)	—	—	(1)

Balance at December 31, 2014	$6,908	$178	$—	$7,086

Additions through acquisition	—	—	12	12
Tax benefit credited to goodwill	(2)	—	—	(2)
Foreign exchange	(1)	—	—	(1)

Balance at December 31, 2015	$6,905	$178	$12	$7,095

        The tax benefit credited to goodwill represents the tax deduction resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of the Company, to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to additional paid-in capital. The addition to goodwill through acquisition is attributed to the acquisition of the business of Major League Gaming ("MLG") (see Note 23).

        At December 31, 2015 and 2014, there were no accumulated impairment losses.

9. Other Current Assets and Current Accrued Expenses and Other Liabilities

        Included in "Other current assets" of our consolidated balance sheets are deferred cost of sales—product costs of $216 million and $257 million at December 31, 2015 and 2014, respectively.

        Included in "Accrued expenses and other liabilities" of our consolidated balance sheets are accrued payroll-related costs of $246 million and $267 million at December 31, 2015 and 2014, respectively.

10. Fair Value Measurements

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

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

		Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2015				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Recurring fair value measurements:
Money market funds	$1,613	$1,613	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Foreign currency forward contracts not designated as hedges	11	—	11	—	Other current assets
Auction rate securities ("ARS")	9	—	—	9	Long-term investments

Total recurring fair value measurements	$1,667	$1,647	$11	$9

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(4)	$—	$(4)	$—	Accrued expenses and other liabilities

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

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

        ARS represented the only level 3 investment held by the Company. The fair value of these investments has been unchanged for the years ended December 31, 2015, 2014, and 2013.

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Not Designated as Hedges

        At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. During the year ended December 31, 2015, we reclassified $8 million of unrealized gains out of "Accumulated other comprehensive income (loss)" and into earnings due to dedesignating $250 million notional euro to U.S. dollar cash flow hedges when it was determined the hedged transaction would not occur. As a result of the dedesignation, we entered into offsetting foreign currency forward contracts. The dedesignated and offsetting foreign currency forward contracts remain outstanding as of December 31, 2015.

        The fair value of these foreign currency forward currency contracts was $11 million as of December 31, 2015, and recorded in "Other current assets" in our consolidated balance sheet.

        At December 31, 2014, outstanding foreign currency forward contracts not designated as hedges were not material.

        For the years ended December 31, 2015, 2014, and 2013, pre-tax net gains associated with these forward contracts were recorded in "General and administrative expenses" and were not material.

Foreign Currency Forward Contracts Designated as Hedges

        For foreign currency forward contracts entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and which we designated as cash flow hedges in accordance with ASC Topic 815, we assess the effectiveness of these cash flow hedges at inception and on an

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

ongoing basis to determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. We record the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive income (loss)" and subsequently reclassify the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative expense" when the hedged item impacts earnings. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative.

        The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $381 million at December 31, 2015. At December 31, 2014, there were no outstanding foreign currency forward contracts designated as cash flow hedges. These foreign currency forward contracts have remaining maturities of 12 months or less. During the years ended December 31, 2015 and 2014, there was no ineffectiveness relating to these hedges. At December 31, 2015, $4 million of net unrealized losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

        During the year ended December 31, 2015 and 2014, pre-tax net realized gains of $6 million and $8 million, respectively, associated with these contracts were reclassified out of "Accumulated other comprehensive income (loss)" and into "General and administrative expense" due to maturity of these contracts.

Fair Value Measurements on a Non-Recurring Basis

        We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        For the years ended December 31, 2015, 2014, and 2013, there were no impairment charges related to assets that are measured on a non-recurring basis.

11. Debt

Credit Facilities

        On October 11, 2013, in connection and simultaneously with the Purchase Transaction, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility maturing in October 2020 (the "Term Loan"), and a $250 million secured revolving credit facility (the "Revolver" and, together with the Term Loan, the "Credit Facilities"). A portion of the Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. To date, we have not drawn on the Revolver.

        Borrowings under the Term Loan and the Revolver bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its "prime rate," (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate ("LIBOR") for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan will be subject to a LIBOR floor of 0.75%. At December 31, 2015, the Credit Facilities

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Credit Facilities would increase.

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

        The Credit Facilities are guaranteed by certain of the Company's U.S. subsidiaries, whose assets represent approximately 67% of our consolidated assets. The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions. If our obligations under the Revolver exceed 15% of the total facility amount as of the end of any fiscal quarter (subject to certain exclusions for letters of credit), we are also subject to certain financial covenants. A violation of any of these covenants could result in an event of default under the Credit Agreement. Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders' commitments to extend credit under the Credit Agreement may be terminated. In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of December 31, 2015.

Amendments to Credit Agreement

        In conjunction with the King Acquisition, the Company entered into three Amendments to the Credit Agreement (the "Amendments"). The Amendments, among other things, provide for incremental term loans in the form of Tranche A Term Loans in an aggregate principal amount of approximately $2.3 billion, the proceeds of which were to be issued upon successful closing to fund the King Acquisition. On February 23, 2016, we successfully completed the King Acquisition. Refer to Note 24 for additional information regarding the closing of the King Acquisition and impact on our debt obligations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

        The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by the Guarantors. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company's existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets and mergers and acquisitions. The Company was in compliance with the terms of the Notes as of December 31, 2015.

        Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year. As of December 31, 2015 and 2014, we had interest payable of $38 million, related to the Notes, recorded within "Accrued expenses and other liabilities" in our consolidated balance sheet.

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

        Fees associated with the closing of the Term Loan and the Notes are recorded as debt discount, which reduce the carrying value of the Term Loan and the Notes. The debt discount is amortized over the respective terms of the Term Loan and the Notes. Amortization expense related to the debt discount is recorded within "Interest and other expense, net" in our consolidated statement of operations.

        A summary of our debt is as follows (amounts in millions):

	December 31, 2015
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$1,869	$(9)	$1,860
2021 Notes	1,500	(20)	1,480
2023 Notes	750	(11)	739

Total long-term debt	$4,119	$(40)	$4,079

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

	December 31, 2014
	Gross Carrying Amount	Unamortized Discount	Net Carrying Amount
Term Loan	$2,119	$(10)	$2,109
2021 Notes	1,500	(23)	1,477
2023 Notes	750	(12)	738

Total long-term debt	$4,369	$(45)	$4,324

        For the years ended December 31, 2015 and 2014, interest expense was $193 million and $201 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $6 million and $6 million, respectively, and commitment fees for the Revolver were not material.

        As of December 31, 2015, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2016	$—
2017	—
2018	—
2019	—
2020	1,869
Thereafter	2,250

Total	$4,119

        As of December 31, 2015 and 2014, the carrying value of the Term Loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,571 million and $795 million, respectively, as of December 31, 2015 and $1,586 million and $810 million, respectively, as of December 31, 2014.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2015 and 2014, were as follows (amounts in millions):

	For the Year Ended December 31, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2014	$(304)	$1	$—	$(303)
Other comprehensive income (loss) before reclassifications	(326)	1	10	(315)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(14)	(15)

Balance at December 31, 2015	$(630)	$1	$(4)	$(633)

	For the Year Ended December 31, 2014
	Foreign currency translation adjustments	Unrealized gain on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2013	$67	$1	$—	$68
Other comprehensive income (loss) before reclassifications	(371)	—	8	(363)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(8)	(8)

Balance at December 31, 2014	$(304)	$1	$—	$(303)

        Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

13. Operating Segments and Geographic Region

        Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we have two reportable operating segments (see Note 1 of the Notes to Consolidated Financial Statements). Previously, we reported "Distribution" as a reportable segment. In the current period, this was no longer deemed a reportable segment and is included in "Other," along with our recently announced Media Networks and Studios businesses. We do not aggregate operating segments.

        The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses (including legal fees, costs, expenses and accruals) related to acquisitions and the Purchase Transaction. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2015, 2014 and 2013 are presented below (amounts in millions):

	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	Net revenues			Income from operations before income tax expense
Activision	$2,700	$2,686	$2,895	$868	$762	$971
Blizzard	1,565	1,720	1,124	561	756	376
Other(1)	356	407	323	37	9	8

Segments total	4,621	4,813	4,342	1,466	1,527	1,355
Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	43	(405)	241	(39)	(215)	229
Stock-based compensation expense	—	—	—	(92)	(104)	(110)
Amortization of intangible assets	—	—	—	(11)	(12)	(23)
Fees and other expenses related to acquisitions and the Purchase Transaction(2)	—	—	—	(5)	(13)	(79)

Consolidated net revenues / operating income	$4,664	$4,408	$4,583	$1,319	$1,183	$1,372

Interest and other expense, net				198	202	53

Consolidated income before income tax expense				$1,121	$981	$1,319

(1)
Other includes other income and expenses from operating segments managed outside the reportable segments, including our Media Networks, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

(2)
Reflects fees and other expenses related to the Purchase Transaction and the King Acquisition, inclusive of related debt financings.

        Geographic information presented below for the years ended December 31, 2015, 2014, and 2013 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Years ended December 31,
	2015	2014	2013
Net revenues by geographic region:
North America	$2,409	$2,190	$2,414
Europe	1,741	1,824	1,826
Asia Pacific	514	394	343

Total consolidated net revenues	$4,664	$4,408	$4,583

        The Company's net revenues in the U.S. were 48%, 48%, and 51% of consolidated net revenues for the years ended December 31, 2015, 2014, and 2013, respectively. The Company's net revenues in the U.K. were 14%, 16%, and 14% of consolidated net revenues for the years ended December 31, 2015, 2014, and 2013, respectively. The Company's net revenues in France were 14% and 12% of

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

consolidated net revenues for the years ended December 31, 2014 and 2013, respectively. No other country's net revenues exceeded 10% of consolidated net revenues.

        Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2015	2014	2013
Net revenues by platform:
Console	$2,391	$2,150	$2,379
Online(1)	851	867	912
PC	648	551	340
Mobile and ancillary(2)	418	433	629

Total Activision Blizzard net revenues	4,308	4,001	4,260
Other(3)	356	407	323

Total consolidated net revenues	$4,664	$4,408	$4,583

(1)
Revenues from online consist of revenues from all World of Warcraft products, including subscriptions, boxed products, expansion packs, licensing royalties, and value-added services.

(2)
Revenues from Mobile and ancillary include revenues from handheld, mobile and tablet devices, as well as non-platform specific game related revenues such as standalone sales of toys and accessories products from the Skylanders franchise and other physical merchandise and accessories.

(3)
Net revenues from Other include revenues from our Media Networks and Studios businesses, along with revenues that were historically shown as "Distribution."

        Long-lived assets by geographic region at December 31, 2015, 2014, and 2013 were as follows (amounts in millions):

	Years Ended December 31,
	2015	2014	2013
Long-lived assets* by geographic region:
North America	$138	$122	$102
Europe	42	29	29
Asia Pacific	9	6	7

Total long-lived assets by geographic region	$189	$157	$138

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

        As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (i) the number of shares relating to awards outstanding under any Prior Plan that: (a) expire, or are forfeited, terminated or canceled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (ii) if the exercise price of any option outstanding under any Prior Plan is, or the tax withholding requirements with respect to any award outstanding under any Prior Plan are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (iii) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2015, we had approximately 40 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

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

        The following tables present the weighted-average assumptions and the weighted-average fair value at grant date using the binomial-lattice model:

	Employee and Director Options
	For the Years Ended December 31,
	2015	2014	2013
Expected life (in years)	6.26	5.97	6.44
Risk free interest rate	1.90%	1.82%	1.86%
Volatility	36.13%	37.09%	39.00%
Dividend yield	0.72%	0.98%	1.08%
Weighted-average fair value at grant date	$9.87	$5.87	$4.97

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility method based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical method (annualized standard deviation of the instantaneous returns on Activision Blizzard's stock) during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition or "mean reversion" from short-term volatility to

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

long-term volatility. Based on these methods, for options granted during the year ended December 31, 2015, the expected stock price volatility ranged from 26.96% to 37.00%.

        As is the case for volatility, the risk-free rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial-lattice model, the risk-free rate reflects the expected movement in the interest rate from one time period to the next ("forward rate") as opposed to the interest rate from the grant date to the given time period ("spot rate"). The expected dividend yield assumption for options granted during the year ended December 31, 2015 is based on the Company's historical and expected future amount of dividend payouts.

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

        As stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2015, 2014, and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

Stock Option Activities

        Stock option activities for the year ended December 31, 2015 are as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding stock options at December 31, 2014	29,486	$14.50
Granted	4,133	32.55
Exercised	(8,356)	13.08
Forfeited	(928)	18.44
Expired	(6)	8.73

Outstanding stock options at December 31, 2015	24,329	$17.90	5.98	$506

Vested and expected to vest at December 31, 2015	23,448	$17.57	5.86	$496
Exercisable at December 31, 2015	15,270	$13.51	4.19	$385

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the exercise price is below the closing stock price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $125 million, $117 million, and $104 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total grant date fair value of options vested was $19 million, $19 million, and $29 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        At December 31, 2015, $43 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.53 years.

Restricted Stock Units and Restricted Stock Awards Activities

        We grant restricted stock units, which represent the right to receive shares of our common stock, and restricted stock awards, which are issued and outstanding upon grant but subject to the risk of forfeiture (collectively referred to as "restricted stock rights"). Vesting for restricted stock rights is contingent upon the holders' continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). Also, certain of our performance-vesting restricted stock rights include a range of shares that may be released at vesting which are above or below the targeted number of restricted stock rights based on actual performance relative to the grant date performance measure. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Holders of restricted stock are restricted from selling the shares until they vest. Upon vesting of restricted stock rights, we may withhold shares otherwise deliverable to satisfy minimum tax withholding requirements.

        The following table summarizes our restricted stock rights activity for the year ended December 31, 2015, with performance-vesting restricted stock right grants presented at the maximum

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

potential shares that could be earned and issued at vesting (amounts in thousands except per share amounts):

	Restricted Stock Rights	Weighted- Average Grant Date Fair Value
Unvested restricted stock rights balance at December 31, 2014	17,967	$11.85
Granted*	2,330	29.31
Vested	(7,146)	12.80
Forfeited	(1,221)	15.23

Unvested restricted stock rights balance at December 31, 2015	11,930	$12.74

*
1.7 million of the performance-vesting restricted stock rights granted at maximum potential shares did not have an accounting grant date as there is not a mutual understanding between the Company and the employee of the performance terms. Accordingly, no grant date fair value was established and the weighted averaged grant date fair value calculated above excludes these shares.

        At December 31, 2015, approximately $39 million of total unrecognized compensation cost was related to restricted stock rights and is expected to be recognized over a weighted-average period of 1.14 years. Of the total unrecognized compensation cost, $17 million was related to performance-vesting restricted stock rights, which is expected to be recognized over a weighted-average period of 1.28 years. The total grant date fair value of vested restricted stock rights was $93 million, $92 million and $57 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        The income tax benefit from stock option exercises and restricted stock rights was $109 million, $89 million, and $77 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        Certain of our performance-vesting restricted stock rights do not have an accounting grant date as of December 31, 2015, as there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to revenue and operating income performance for future years where the performance goals have not yet been set. As of December 31, 2015, there were 3.4 million performance-vesting restricted stock rights for which the accounting grant date has not been set.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

Stock-Based Compensation Expense

        The following table sets forth the total stock-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Cost of sales—online	$—	$1	$—
Cost of sales—software royalties and amortization	15	17	17
Product development	25	22	33
Sales and marketing	9	8	7
General and administrative	43	56	53

Stock-based compensation expense before income taxes	92	104	110
Income tax benefit	(27)	(38)	(40)

Total stock-based compensation expense, net of income tax benefit	$65	$66	$70

        The following table summarizes stock-based compensation included in our consolidated balance sheets as a component of "Software development" (amounts in millions):

Software Development
Balance at December 31, 2012	$19
Stock-based compensation expense capitalized and deferred during period	34
Amortization of capitalized and deferred stock-based compensation expense	(31)

Balance at December 31, 2013	$22
Stock-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred stock-based compensation expense	(23)

Balance at December 31, 2014	$26
Stock-based compensation expense capitalized and deferred during period	36
Amortization of capitalized and deferred stock-based compensation expense	(34)

Balance at December 31, 2015	$28

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Income before income tax expense:
Domestic	$355	$325	$626
Foreign	766	656	693

	$1,121	$981	$1,319

Income tax expense (benefit):
Current:
Federal	$169	$146	$110
State	31	12	7
Foreign	40	38	31

Total current	240	196	148

Deferred:
Federal	1	26	134
State	(21)	(18)	(12)
Foreign	9	(58)	39

Total deferred	(11)	(50)	161

Income tax expense	$229	$146	$309

        For the year ended December 31, 2015, 2014, and 2013, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. Accordingly, $65 million, $30 million, and $11 million were credited to shareholder's equity, respectively, in these years.

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2015		2014		2013
Federal income tax provision at statutory rate	$392	35%	$343	35%	$462	35%
State taxes, net of federal benefit	5	—	5	—	6	—
Research and development credits	(26)	(2)	(24)	(2)	(49)	(4)
Foreign rate differential	(228)	(20)	(245)	(25)	(174)	(13)
Change in tax reserves	136	12	128	13	89	7
Net operating loss tax attribute assumed from the Purchase Transaction	(63)	(6)	(52)	(5)	(16)	(1)
Other	13	1	(9)	(1)	(9)	(1)

Income tax expense	$229	20%	$146	15%	$309	23%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The Company's tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the jurisdictions with a statutory tax rate less than the U.S. rate of 35%.

        For the year ended December, 2015, 2014 and 2013, the Company's income before income tax expense was $1,121 million, $981 million, and $1,319 million, respectively, and our income tax expense was $229 million (or a 20% effective tax rate), $146 million (or a 15% effective tax rate), and $309 million (or a 23% effective tax rate), respectively. Overall, our effective tax rate differs from the U.S. statutory tax rate of 35%, primarily due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of the California research and development ("R&D") credits, and recognition of the retroactive reinstatement of the federal R&D tax credit, partially offset by changes in the Company's liability for uncertain tax positions.

        In connection with the Purchase Transaction, we assumed certain tax attributes of New VH, which generally consist of New VH's net operating loss ("NOL") carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction. For the year ended December 31, 2015 and 2014, we utilized $180 million and $148 million, respectively, of the NOL, which resulted in benefits of $63 million and $52 million, respectively. The benefits for the year ended December 31, 2015, were reduced by $5 million for return to provision adjustments recorded. As of December 31, 2015, and 2014, a corresponding reserve of $58 million and $52 million, respectively, were established. As of December 31, 2015, an indemnification asset of $125 million has been recorded in "Other Assets", and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in "Treasury Stock" (see Note 1 of the Notes to Consolidated Financial Statements for details about the share repurchase).

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2015	2014
Deferred tax assets:
Allowance for sales returns and price protection	$66	$74
Inventory reserve	11	9
Accrued expenses	40	38
Deferred revenue	288	291
Tax credit carryforwards	58	50
Net operating loss carryforwards	10	10
Stock-based compensation	54	69
Transaction costs	9	9
Other	19	13

Deferred tax assets	555	563
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	555	563

Deferred tax liabilities:
Intangibles	(166)	(169)
Prepaid royalties	(30)	(22)
Capitalized software development expenses	(81)	(84)
State taxes	(7)	(34)
Other	(6)	—

Deferred tax liabilities	(290)	(309)

Net deferred tax assets	$265	$254

        As of December 31, 2015, we have gross tax credit carryforwards of $40 million and $119 million for federal and state purposes, respectively, which begin to expire in fiscal 2025. The tax credit carryforwards are presented in "Deferred tax assets" net of unrealized tax benefits that would apply upon the realization of uncertain tax positions. Through our foreign operations, we have approximately $36 million in NOL carryforwards at December 31, 2015, attributed mainly to losses in France and Ireland, the majority of which can be carried forward indefinitely.

        We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more-likely-than-not" standard. Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes it is more likely than not that the net carrying value of the U.S. deferred tax assets will be realized. At December 31, 2015 and 2014, there are no valuation allowances on deferred tax assets.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $4,084 million at December 31, 2015. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. Determination of the unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexity of the hypothetical calculation. In the event of a distribution of these earnings to the U.S. in the form of a dividend, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

        Vivendi Games results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates while Vivendi Games results for the period from July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. Vivendi Games tax year 2008 remains open to examination by the major taxing authorities. In addition, Vivendi Games' tax return for the 2008 tax year is before the appeals function of the IRS and is under examination by several state taxing authorities.

        Activision Blizzard's tax years 2008 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2008 through 2011 tax years. During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team. Their review could result in a different allocation of profits and losses under the Company's transfer pricing agreements. Such allocation could have a positive or negative impact on our provision for the period in which such a determination is reached and the relevant periods thereafter. The Company also has several state and non-U.S. audits pending.

        As of December 31, 2015, we had approximately $552 million of gross unrecognized tax benefits, of which $529 million would affect our effective tax rate if recognized. A reconciliation of total gross unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 is as follows (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Unrecognized tax benefits balance at January 1	$419	$294	$207
Gross increase for tax positions of prior-years	8	2	1
Gross decrease for tax positions of prior-years	(11)	—	—
Gross increase for tax positions of current year	136	125	91
Settlement with taxing authorities	—	(2)	—
Lapse of statute of limitations	—	—	(5)

Unrecognized tax benefits balance at December 31	$552	$419	$294

        We recognize interest and penalties related to uncertain tax positions in "Income tax expense". As of December 31, 2015 and 2014, we had approximately $41 million and $18 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the year ended December 31, 2015, 2014, and 2013, we recorded $10 million, $5 million, and $2 million, respectively, of interest expense related to uncertain tax positions.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Based on the current status with the IRS, there is insufficient information to identify any significant changes in unrecognized tax benefits in the next twelve months. However, the Company may recognize a benefit of up to approximately $18 million related to the settlement of tax audits and/or the expiration of statutes of limitations in the next twelve months.

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

16. Computation of Basic/Diluted Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Consolidated net income	$892	$835	$1,010
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(4)	(4)	(5)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(7)	(14)	(18)

Numerator for basic and diluted earnings per common share—income available to common shareholders	$881	$817	$987
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	728	716	1,024
Effect of potential dilutive common shares under the treasury stock method: Employee stock options	11	10	11

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive effect of employee stock options	739	726	1,035

Basic earnings per common share	$1.21	$1.14	$0.96

Diluted earnings per common share	$1.19	$1.13	$0.95

        Certain of our unvested restricted stock rights (including certain restricted stock units, restricted stock awards, and performance shares) met the definition of participating securities based on their rights to dividends or dividend equivalents. Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2015 and 2014, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 8 million and 15 million shares of common stock that are participating in earnings, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Computation of Basic/Diluted Earnings Per Common Share (Continued)

        Certain of our employee-related restricted stock rights are contingently issuable upon the satisfaction of pre-defined performance measures. These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 3 million shares are not included in the computation of diluted earnings per share for the year ended December 31, 2015 as their respective performance measures have not been met. Approximately 4 million shares are not included in the computation of diluted earnings per share for the year ended December 31, 2014 as their respective performance measures have not been met.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Therefore, options to acquire 1 million, 2 million, and 5 million shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2015, 2014, and 2013, respectively, as the effect of their inclusion would be anti-dilutive.

        See Note 1 of the Notes to Consolidated Financial Statements for details of the Purchase Transaction which reduced outstanding shares in 2014 as compared to 2013.

17. Capital Transactions

Stock Purchase Agreement

        On October 11, 2013, as described in Note 1 of the Notes to Consolidated Financial Statements, we completed the Purchase Transaction, repurchasing approximately 429 million shares of our common stock for a cash payment of $5.83 billion, pursuant to the terms of the Stock Purchase Agreement (refer to Note 11 of the Notes to Consolidated Financial Statements for financing details of the Purchase Transaction). The repurchased shares were recorded in "Treasury Stock" in our consolidated balance sheet.

Repurchase Programs

        On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017. During the year ended December 31, 2015, there were no repurchases pursuant to this stock repurchase program.

Dividend

        On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share, payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016.

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

        On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share, payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Capital Transactions (Continued)

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

18. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$20	$34	$138
Cash paid for interest	193	201	19

19. Commitments and Contingencies

Letters of Credit

        As described in Note 11 of the Notes to Consolidated Financial Statements, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2015, we did not have any letters of credit issued under the Revolver.

        We maintain two irrevocable standby letters of credit, which are required by one of our inventory manufacturers so that we can qualify for certain payment terms on our inventory purchases. Our standby letters of credit were for $8 million and 3 million euros ($3 million) at December 31, 2015, and $10 million and 1 million euros ($1 million) at December 31, 2014. For the standby letter of credit denominated in U.S. dollars, under the terms of the arrangements, we are required to maintain a compensating balance on deposit with a bank, restricted as to use, of not less than the sum of the available amount of the letter of credit plus the aggregate amount of any drawings under the letter of credit that have been honored thereunder, but not reimbursed. Both letters of credit were undrawn at December 31, 2015 and 2014.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and, as such, are

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

recoupable against future royalties earned by the developer or intellectual property holder based on sales of the related game. Additionally, in connection with certain intellectual property rights, acquisitions and development agreements, we commit to spend specified amounts for marketing support for the game(s) which is (are) to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2015 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Total
For the years ending December 31,
2016	$35	$190	$28	$253
2017	32	5	53	90
2018	30	—	15	45
2019	27	—	—	27
2020	19	—	—	19
Thereafter	35	2	—	37

Total	$178	$197	$96	$471

(1)
We have omitted uncertain tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2015, we had $471 million of unrecognized tax benefits, of which $453 million was included in "Other liabilities" and $18 million was included in "Accrued expenses and other liabilities" in our consolidated balance sheet.

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

        The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside of our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, profitability, cash flows or liquidity.

Purchase Transaction Matters

        In prior periods, the Company reported on litigation related to the Purchase Transaction. During the period ended June 30, 2015, the cases were resolved and dismissed with prejudice. As part of the resolution of the claims, we received a settlement payment of $202 million in July 2015 from Vivendi, ASAC, and our insurers. We recorded the settlement within "Shareholders' equity" in our consolidated balance sheet as of December 31, 2015.

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

20. Related Party Transactions

Transactions with Vivendi and Its Affiliates

        As part of the Business Combination in 2008, we entered into various transactions and agreements, including cash management services agreements, a tax sharing agreement and an investor agreement, with Vivendi and its subsidiaries. In connection with the consummation of the Purchase Transaction, we terminated the cash management arrangements with Vivendi and amended our investor agreement with Vivendi. We are also party to a number of agreements with subsidiaries and other affiliates of Vivendi, including music licensing and distribution arrangements and promotional arrangements, none of which were impacted by the Purchase Transaction. None of these services, transactions, and agreements with Vivendi and its affiliates were material, either individually or in the aggregate, to the consolidated financial statements as a whole. As discussed in Note 1 of the Notes to Consolidated Financial Statements, on May 28, 2014, Vivendi sold 41 million shares, reducing its ownership interest below 10%, and is no longer considered a related party. Subsequent to December 31, 2015, Vivendi sold their remaining shares of our common stock.

Transactions with ASAC's Affiliates

        Pursuant to the Stock Purchase Agreement, the Company and each of Mr. Kotick, the Company's Chief Executive Officer, and Mr. Kelly, the Company's Chairman of the board of directors, entered into a waiver and acknowledgement letters (together, the "Waivers"), which provide, among other things, (i) that the Purchase Transaction, Private Sale, any public offerings by Vivendi and restructurings by Vivendi and its subsidiaries contemplated by the Stock Purchase Agreement and other

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Related Party Transactions (Continued)

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

21. Recently Issued Accounting Pronouncements

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

Stock-based compensation

        In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Recently Issued Accounting Pronouncements (Continued)

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

Internal-Use Software

        In April 2015, the FASB issued new guidance related to internal-use software. The new standard relates to a customer's accounting for fees paid in cloud computing arrangements. The amendment provides guidance for customers to determine whether such arrangements include software licenses. If a cloud arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses and account for the non-software element as a service contract. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Recently Issued Accounting Pronouncements (Continued)

Business Combinations

        In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, providing new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, made to provisional amounts recorded at the acquisition date as a result of the business combination, be recognized in the reporting period the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. The new standard is effective for fiscal years beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. Early adoption is permitted. The adoption of this new accounting guidance could have a material impact on our financial statements in future periods upon occurrence of a measurement period adjustment.

Deferred Taxes

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, providing new guidance to simplify the presentation of deferred taxes. The new standard requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The issuance of the new standard eliminates the requirement to perform the jurisdiction analysis based on the classifications of the underlying assets and liabilities, and as a result, each jurisdiction will only have one net non-current deferred tax asset or liability. The new standard is effective for fiscal years beginning after December 15, 2016 and can be applied either prospectively or retrospectively. Early adoption is permitted.

        As of December 31, 2015 we early adopted ASU No. 2015-17 and applied retrospectively to all periods presented. As a result, we reclassified $368 million of deferred tax assets from current "Deferred income taxes, net" resulting in non-current net deferred tax assets and liabilities of $264 million and $10 million, respectively, in our Consolidated Balance Sheet as of December 31, 2014. The adoption of this new guidance did not impact our compliance with debt covenant requirements.

22. Quarterly Financial Information (Unaudited)

	For the Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Amounts in millions, except per share data)
Net revenues	$1,353	$990	$1,044	$1,278
Cost of sales	538	337	297	413
Operating income	250	196	332	542
Net income	159	127	212	394
Basic earnings per share	0.22	0.17	0.29	0.54
Diluted earnings per share	0.21	0.17	0.29	0.53

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Quarterly Financial Information (Unaudited) (Continued)

	For the Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Amounts in millions, except per share data)
Net revenues	$1,575	$753	$970	$1,111
Cost of sales	631	253	300	342
Operating income	438	8	310	427
Net income (loss)	361	(23)	204	293
Basic earnings (loss) per share	0.49	(0.03)	0.28	0.40
Diluted earnings (loss) per share	0.49	(0.03)	0.28	0.40

23. Acquisitions

Major League Gaming

        On December 22, 2015, we acquired the business of Major League Gaming, Inc. for an aggregate purchase price of $46 million in cash. MLG is a leader in creating and streaming premium live gaming events, organizing professional competitions and running competitive gaming leagues. MLG's business will operate under our Media Networks operating segment.

        We identified and recorded the assets acquired at their estimated fair values at the date of acquisition, and allocated the remaining value of $12 million to goodwill. The goodwill recorded is expected to be tax deductible for tax purposes. The primary intangible asset acquired relates to the developed technology. The values assigned to the acquired assets were preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized due to information that may become available subsequently include any changes in these fair values which could potentially result in adjustments to goodwill. The individual tangible and intangible assets acquired in the acquisition were immaterial to the Company's consolidated financial statements. We did not assume any significant liabilities as part of the acquisition.

        The following net assets were recognized resulting from the acquisitions:

December 22, 2015
Net tangible assets	$1
Definite-lived intangible assets	33
Goodwill	12

Total net assets recognized	$46

        Pro forma financial information has not been presented as the acquisition did not have a material impact on our consolidated financial statements for 2015.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

24. Subsequent Events

The King Acquisition

        On November 2, 2015, we and King entered into a Transaction Agreement under the terms of which we would acquire King and King would become a wholly-owned subsidiary of the Company. On February 23, 2016 we completed the King Acquisition under the terms of the Transaction Agreement. We transferred $5.9 billion in consideration to the existing King shareholders and share-based award holders.

        The Company made this acquisition because it believes that the addition of King's highly-complementary mobile business will position the Company as a global leader in interactive entertainment across mobile, console and PC platforms, and positions the company for future growth. The combined company has a world-class interactive entertainment portfolio of top-performing franchises.

        As the closing of the King Acquisition occurred subsequent to December 31, 2015, our financial results as of and for the year ended December 31, 2015 do not contain the results of King.

        The purchase price, including replacement share awards, is made up of the net assets acquired, including tangible assets, trademark, franchises, developed technology, other intangibles, and goodwill. A portion of the goodwill associated with this purchase is expected to be deductible for U.S. income tax purposes. Due to the timing of the close of the King Acquisition, we did not have sufficient time to complete the valuation of the acquired assets and assumed liabilities, and therefore, the purchase price allocation and amount of goodwill and the tax deduction cannot be determined at this time. Additionally, supplemental pro forma information has not been provided for King as due to the timing of the closing of the King Acquisition, compilation of such data is impracticable.

Credit Facilities

        Tranche A Term Loan    In connection with the closing of the King Acquisition, the Company was provided with incremental term loans, in the form of Tranche A Term Loans, in an aggregate principal amount of approximately $2.3 billion, of which the proceeds were used to fund the King Acquisition.

        The Tranche A Term Loans are scheduled to mature on October 11, 2020 and bear interest, at the Company's option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the LIBOR for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin. LIBOR is subject to a floor of 0% and the base rate is subject to an effective floor of 1.00%. The applicable interest margin for Tranche A Term Loans ranges from 1.50% to 2.25% for LIBOR borrowings and from 0.50% to 1.25% for base rate borrowings and is determined by reference to a pricing grid based on the Company's Consolidated Total Net Debt Ratio (as defined in the Credit Agreement).

        The Tranche A Term Loans require quarterly principal payments of 0.625% of the stated principal amount of the Tranche A Term Loans, with increases to 1.250% starting on June 30, 2019 and 3.125% starting on June 30, 2020, with the remaining balance payable on the Tranche A Term Loans' scheduled maturity date of October 11, 2020. Voluntary prepayments of the Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

24. Subsequent Events (Continued)

        The Tranche A Term Loans are subject to a financial maintenance covenant requiring the Company to maintain a maximum Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) of 4.00 to 1.00, which will decrease to 3.50 to 1.00 (I) after the sixth full fiscal quarter after the Tranche A Term Loans are made or (II) if the Collateral Suspension occurs prior to the date falling 18 months after the Tranche A Term Loans are made, on the later of (x) the last day of the fourth full fiscal quarter after the Tranche A Term Loans are made and (y) the last day of the fiscal quarter in which the Collateral Suspension occurs.

        The Tranche A Term Loans are secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the existing Term Loans. The other terms of the Tranche A Term Loans are also generally the same as the terms of the existing Term Loan.

        Revolving Credit Facility    As part of the Amendments, upon the closing of the King Acquisition, the Company's existing revolving credit facility under the Credit Agreement (as in effect prior to the closing of the King Acquisition) in an aggregate principal amount of $250 million was replaced with a new revolving credit facility under the Credit Agreement in the same aggregate principal amount (the "2015 Revolving Credit Facility").

        Borrowings under the 2015 Revolving Credit Facility may be borrowed, repaid and re-borrowed by the Company and are available for working capital and other general corporate purposes. Up to $50 million of the 2015 Revolving Credit Facility may be used for letters of credit.

        The 2015 Revolving Credit Facility is scheduled to mature on October 11, 2020. Borrowings under the 2015 Revolving Credit Facility bear interest, at the Company's option, under the same terms as the Tranche A Term Loans. Additionally, the 2015 Revolving Credit Facility is subject to the same financial maintenance covenant and is secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Tranche A Term Loans. The other terms of the 2015 Revolving Credit Facility are generally the same as the terms of the Revolver.

Debt Repayments

        On February 2, 2016, the Board of Directors authorized repayments of up to $1.5 billion of our outstanding debt during 2016. On February 25, 2016, we made a voluntary principal repayment of $500 million on our Term Loan, reducing the aggregate term loans outstanding under the Credit Agreement, which includes the $2.3 billion of Tranche A Term Loans, to $3.7 billion. Since this repayment was not a contractual requirement and was not authorized by the Board of Directors until February 2016, we did not reflect the repayment as a "Current portion of long-term debt" in our consolidated balance sheet as of December 31, 2015.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2015
Allowances for sales returns and price protection and other allowances	$379	$114	$(154)	$339
Allowance for doubtful accounts	4	1	(1)	4
At December 31, 2014
Allowances for sales returns and price protection and other allowances	$376	$212	$(209)	$379
Allowance for doubtful accounts	5	2	(3)	4
At December 31, 2013
Allowances for sales returns and price protection and other allowances	$323	$174	$(121)	$376
Allowance for doubtful accounts	9	1	(5)	5

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

Exhibit Number	Exhibit
2.1	Transaction Agreement, dated November 2, 2015, by and among King Digital Entertainment plc, ABS Partners C.V. and Activision Blizzard, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed November 3, 2015).
2.2	Appendix I to the Rule 2.5 Announcement (Conditions Appendix) (incorporated by reference to Exhibit 2.2 of the Company's Form 8-K, filed November 3, 2015).
2.3
Expenses Reimbursement Agreement, dated November 2, 2015, by and between King Digital Entertainment plc and Activision Blizzard, Inc. (incorporated by reference to Exhibit 2.3 of the Company's Form 8-K, filed November 3, 2015).
2.4	Form of Voting Undertaking executed by certain shareholders of King Digital Entertainment plc (incorporated by reference to Exhibit 2.4 of the Company's Form 8-K, filed November 3, 2015).
3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed June 6, 2014).
3.2	Third Amended and Restated Bylaws of the Company, adopted as of February 2, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed February 8, 2016).
4.1
Indenture, dated as of September 19, 2013, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 10.1 of the Company's Form 8-K, filed September 19, 2013).
10.1*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.2*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 20, 2006).
10.3*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.4*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).

Exhibit Number	Exhibit
10.6*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed September 20, 2006).
10.7*	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.8*	Amendment, dated as of September 14, 2006, to the 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.10*	Amendment, dated as of September 14, 2006, to the 2003 Executive Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed September 20, 2006).
10.11*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.12*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 12, 2012).
10.13*	Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 6, 2014).
10.14*
Form of Stock Option Certificate for grants to persons other than non-employee directors pursuant to the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 31, 2005).
10.15*
Form of Stock Option Agreement for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed May 31, 2005).
10.16*
Form of Executive Stock Option Agreement for grants to Robert A. Kotick or Brian G. Kelly pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of July 26, 2005) (incorporated by reference to Exhibit 10.40 of the Company's Form 10-K for the year ended March 31, 2005).
10.17*
Form of Non-Executive Stock Option Agreement for grants to persons other than Robert A. Kotick or Brian G. Kelly and non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of July 26, 2005) (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K for the year ended March 31, 2005).
10.18*
Form of Non-Employee Director Stock Option Agreement for grants to non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of June 13, 2007) (incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended March 31, 2007).

Exhibit Number	Exhibit
10.19*	Form of Notice of Share Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of June 13, 2007) (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended March 31, 2007).
10.20*
Form of Notice of Share Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (effective as of June 13, 2007) (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended March 31, 2007).
10.21*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended March 31, 2007).
10.22*
Form of Notice of Restricted Share Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2003 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended March 31, 2007).
10.23*
Form of Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.24*
Form of Notice of Stock Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.25*
Form of Notice of Restricted Share Unit Award for grants to independent directors upon their initial election to the board or upon their tenth continuous year of service on the board pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.26*
Form of Notice of Restricted Share Unit Award for grants to independent directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.27*
Form of Notice of Restricted Share Unit Award for grants to officers pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.28*
Form of Notice of Restricted Share Unit Award for grants to persons other than officers or directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.29*
Form of Notice of Restricted Share Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.30*	Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2008).
10.31*
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
10.34*
Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 2008).
10.35*
Form of Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.50 of the Company's Form 10-K for the year ended December 31, 2008).
10.36*
Form of Notice of Restricted Share Unit Award for grants under the Company's 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.37*
Form of Notice of Performance Share Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.38*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed May 8, 2013).
10.39*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K filed May 8, 2013).
10.40*
Form of Notice of Restricted Share Unit Award for grants to unaffiliated directors upon their initial election to the board or upon their tenth continuous year of service on the board pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed May 8, 2013).

Exhibit Number	Exhibit
10.41*	Form of Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.8 of the Company's Form 8-K filed May 8, 2013).
10.42*
Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed May 8, 2013).
10.43*
Form of Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.10 of the Company's Form 8-K filed May 8, 2013).
10.44*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2013) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.45*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.46*
Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.47*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.48*
Form of Notice of Restricted Share Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.49*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.50*
Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.51*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2014).

Exhibit Number	Exhibit
10.52*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.53*	2015 Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2015).
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
10.58*	Letter Agreement, dated as of March 12, 2012, between the Company and Thomas Tippl (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K, filed March 16, 2012).
10.59*
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
10.62*	Restricted Stock Agreement, dated October 3, 2005, between Thomas Tippl and the Company (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2005).
10.63*	Notice of Stock Option Award, dated as of May 10, 2010, to Thomas Tippl (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010).
10.64*	Notice of Restricted Share Unit Award, dated as of February 10, 2014, to Thomas Tippl (incorporated by reference to Exhibit 10.68 of the Company's Form 10-K for the year ended December 31, 2013).
10.65*	Employment Agreement, dated June 30, 2012, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2012).
10.66*	Letter Agreement, dated as of March 14, 2012, between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit
10.67*	Stock Option Agreement, dated May 22, 2000, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2000).
10.68*	Notice of Restricted Share Unit Award to Brian G. Kelly, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.69*	Notice of Stock Option Award, dated as of August 6, 2015 to Brian G. Kelly (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2015).
10.70*
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
10.72*
Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2008).
10.73*
Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2009).
10.74*
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
10.76*	Notice of Stock Option Award to Michael Morhaime, dated as of July 9, 2008 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.77*	Notice of Stock Option Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended December 31, 2010).
10.78*	Notice of Restricted Share Unit Award, dated as of November 8, 2010, to Michael Morhaime (incorporated by reference to Exhibit 10.91 of the Company's Form 10-K for the year ended December 31, 2010).
10.79*	Notice of Stock Option Award, dated as of November 10, 2011, to Michael Morhaime (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2011).
10.80*	Notice of Stock Option Award, dated as of November 9, 2012, to Michael Morhaime (incorporated by reference to Exhibit 10.108 of the Company's Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit
10.81*	Notice of Stock Option Award, dated as of November 15, 2013, to Michael Morhaime (incorporated by reference to Exhibit 10.107 of the Company's Form 10-K for the year ended December 31, 2013).
10.82*	Notice of Restricted Share Unit Award, dated as of November 15, 2013, to Michael Morhaime (incorporated by reference to Exhibit 10.108 of the Company's Form 10-K for the year ended December 31, 2013).
10.83*	Notice of Stock Option Award, dated as of November 14 2014, to Michael Morhaime (incorporated by reference to Exhibit 10.66 of the Company's Form 10-K for the year ended December 31, 2014).
10.84*	Notice of Restricted Share Unit Award, dated as of November 14 2014, to Michael Morhaime (incorporated by reference to Exhibit 10.67 of the Company's Form 10-K for the year ended December 31, 2014).
10.85*	Notice of Stock Option Award, dated as of November 13, 2015, to Michael Morhaime.
10.86*	Notice of Restricted Share Unit Award, dated as of November 13, 2015, to Michael Morhaime.
10.87*	Employment Agreement, dated as of January 9, 2012, between Humam Sakhnini and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.88*
Amendment, dated as of October 30, 2014, to Employment Agreement between Humam Sakhnini and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2015).
10.89*	Notice of Stock Option Award, dated as of March 6, 2012, to Humam Sakhnini (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.90*	Notice of Stock Option Award, dated as of November 14, 2014, to Humam Sakhnini (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2015).
10.91*	Employment Agreement, dated February 29, 2012, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.92*	Notice of Stock Option Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.93*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.94*	Employment Agreement, dated March 15, 2012, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.95*	Stock Option Agreement, dated May 22, 2000, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2000).

Exhibit Number	Exhibit
10.96*	Notice of Stock Option Award to Robert A. Kotick, dated December 5, 2007 (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended March 31, 2008).
10.97
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.98
ASAC Stockholders Agreement, dated as of October 11, 2013, among the Company, ASAC and, for the limited purposes set forth in the ASAC Stockholders Agreement, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed October 18, 2013).
10.99
Amendment, dated May 28, 2015, to the ASAC Stockholders Agreement among the Company, ASAC and, for the limited purposes set forth therein, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed June 2, 2015).
10.100
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
10.101
First Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 3, 2015).
10.102
Second Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 17, 2015).
10.103
Third Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's form 8-K, filed December 14, 2015).
10.104
Security Agreement, dated as of October 11, 2013, among Activision Blizzard, Inc., as borrower, the other grantors identified therein and Bank of America, N.A., as collateral agent for the secured parties (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed October 18, 2013).
10.105*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of July 28th, 2015 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended June 30, 2015).

Exhibit Number	Exhibit
10.106	Stipulation of Compromise and Settlement, dated as of December 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed December 29, 2014).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	Power of Attorney of each Executive Officer and Director signing this report (included in the signature page hereto).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.