Form 10-Q
period 2016-03-31
Activision Blizzard, Inc.
filed 2016-05-09
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding at May 2, 2016 was 738,227,641.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to product releases; (3) statements of future financial or operating performance; (4) statements relating to the acquisition of King Digital Entertainment plc and expected impact of that transaction, including without limitation, the expected impact on Activision Blizzard, Inc.’s future financial results; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict.

The Company cautions that a number of important factors could cause Activision Blizzard, Inc.’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: uncertainties as to whether and when Activision Blizzard, Inc. will be able to realize the anticipated financial results from the acquisition of King Digital Entertainment plc; the integration of King Digital Entertainment plc being more difficult, time-consuming, or costly than expected; the diversion of management time and attention to issues relating to the operations and integration of King Digital Entertainment plc; sales levels of Activision Blizzard, Inc.’s titles; increasing concentration of revenue among a small number of titles; Activision Blizzard, Inc.’s ability to predict consumer preferences, including interest in specific genres, and preferences among hardware platforms; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; adoption rate and availability of new hardware (including peripherals) and related software; counterparty risks relating to customers, licensees, licensors, and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain and develop key personnel and developers that can create high quality titles; changing business models, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from used games and other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; litigation risks and associated costs; protection of proprietary rights; shifts in consumer spending trends; capital market risks; applicable regulations; domestic and international economic, financial, and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners.

Part I.  Financial Information

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31, 2016	At December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,872	$1,823
Accounts receivable, net of allowances of $175 and $343, at March 31, 2016 and December 31, 2015, respectively	383	679
Inventories, net	103	128
Software development	296	336
Other current assets	354	421
Total current assets	4,008	3,387
Cash in escrow	—	3,561
Software development	114	80
Property and equipment, net	246	189
Deferred income taxes, net	362	275
Other assets	316	177
Intangible assets, net	2,484	482
Goodwill	9,772	7,095
Total assets	$17,302	$15,246

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$150	$284
Deferred revenues	1,207	1,702
Accrued expenses and other liabilities	901	625
Current portion of long-term debt	64	—
Total current liabilities	2,322	2,611
Long-term debt, net	5,777	4,074
Deferred income taxes, net	57	10
Other liabilities	798	483
Total liabilities	8,954	7,178
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,166,683,743 and 1,163,179,140 shares issued at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	10,343	10,242
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2016 and December 31, 2015	(5,591)	(5,637)
Retained earnings	4,239	4,096
Accumulated other comprehensive loss	(643)	(633)
Total shareholders’ equity	8,348	8,068
Total liabilities and shareholders’ equity	$17,302	$15,246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2016	2015

Net revenues
Product sales	$645	$784
Subscription, licensing and other revenues	810	494
Total net revenues	1,455	1,278

Costs and expenses
Cost of sales - product costs	247	209
Cost of sales - online	64	53
Cost of sales - software royalties and amortization	144	148
Cost of sales - intellectual property licenses	36	3
Product development	175	145
Sales and marketing	168	92
General and administrative	160	86
Total costs and expenses	994	736

Operating income	461	542

Interest and other expense (income), net	52	50

Income before income tax expense	409	492

Income tax expense	73	98

Net income	$336	$394

Earnings per common share
Basic	$0.45	$0.54
Diluted	$0.45	$0.53

Weighted-average number of shares outstanding
Basic	735	723
Diluted	746	731

Dividends per common share	$0.26	$0.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2016	2015
Net income	$336	$394

Other comprehensive loss:
Foreign currency translation adjustment	(5)	(330)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(5)	14
Total other comprehensive loss	$(10)	$(316)

Comprehensive income	$326	$78

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$336	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(63)	(3)
Provision for inventories	11	6
Depreciation and amortization	107	20
Amortization of capitalized software development costs and intellectual property licenses(1)	150	142
Amortization of debt discount and debt financing costs	4	2
Stock-based compensation expense(2)	34	23
Excess tax benefits from stock awards	(28)	(14)
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	459	438
Inventories	14	10
Software development and intellectual property licenses	(130)	(77)
Other assets	83	108
Deferred revenues	(508)	(567)
Accounts payable	(184)	(208)
Accrued expenses and other liabilities	24	(65)
Net cash provided by operating activities	309	209

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(4,588)	—
Release of cash in escrow	3,561	—
Capital expenditures	(27)	(21)
Decrease (increase) in restricted cash	(14)	5
Net cash used in investing activities	(1,068)	(16)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	24	27
Tax payment related to net share settlements on restricted stock rights	(11)	(3)
Excess tax benefits from stock awards	28	14
Proceeds from debt financing	2,550	—
Repayment of long-term debt	(750)	(250)
Payment of debt discount and financing costs	(34)	—
Net cash provided by (used in) financing activities	1,807	(212)

Effect of foreign exchange rate changes on cash and cash equivalents	1	(364)

Net increase (decrease) in cash and cash equivalents	1,049	(383)

Cash and cash equivalents at beginning of period	1,823	4,848

Cash and cash equivalents at end of period	$2,872	$4,465

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2015	1,163	$—	(429)	$(5,637)	$10,242	$4,096	$(633)	$8,068

Components of comprehensive income:
Net income	—	—	—	—	—	336	—	336
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Issuance of common stock pursuant to employee stock options	2	—	—	—	24	—	—	24
Issuance of common stock pursuant to restricted stock rights	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(56)	—	—	(56)
Tax benefit associated with employee stock awards	—	—	—	—	27	—	—	27
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	30	—	—	30
Stock-based compensation assumed in acquisition (see Note 14)	—	—	—	—	76	—	—	76
Dividends ($0.26 per common share)	—	—	—	—	—	(193)	—	(193)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 10)	—	—	—	46	—	—	—	46

Balance at March 31, 2016	1,167	$—	(429)	$(5,591)	$10,343	$4,239	$(643)	$8,348

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Description of Business and Basis of Consolidation and Presentation

Activision Blizzard, Inc. (“Activision Blizzard”) is a leading global developer and publisher of interactive entertainment. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. We currently offer games for video game consoles, personal computers (“PC”), and handheld, mobile, and tablet devices. We maintain significant operations in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), France, Germany, Ireland, Italy, Sweden, Spain, the Netherlands, Australia, South Korea, and China.

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

As of March 31, 2016, we had approximately 738 million shares of common stock issued and outstanding.  At that date: (i) ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, held 172 million shares, or approximately 23% of the outstanding shares of our common stock, and (ii) our other stockholders held approximately 77% of the outstanding shares of our common stock.  Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC, the general partner of ASAC.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On November 2, 2015, we and King Digital Entertainment plc (“King”), a leading interactive mobile entertainment company, entered into a Transaction Agreement (the “Transaction Agreement”) under the terms of which we would acquire King (the “King Acquisition”) and King would become a wholly-owned subsidiary of the Company. On February 23, 2016 we completed the King Acquisition as further described in Note 14 of the Notes to the Condensed Consolidated Financial Statements. Our Condensed Consolidated Financial Statements include the operations of King commencing on February 23, 2016.

Reportable Segments

Based upon our organizational structure, we conduct our business through three reportable operating segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers, in a variety of geographies. Activision develops, markets, and sells products through retail channels or digital downloads, which are principally based on our internally-developed intellectual properties, including games in the Call of Duty® and Skylanders® franchises, as well as some licensed properties.  Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny. Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems; the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™, and Heroes of the Storm™ franchises. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; purchases and downloads via third-party console, mobile and tablet platforms; and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) King Digital Entertainment

King Digital Entertainment is a leading interactive mobile entertainment company that develops and distributes games on mobile platforms such as Android and iOS, and on online and social platforms such as Facebook and king.com websites. King has four category-leading free-to-play franchises: Candy Crush™, Farm Heroes™, Bubble Witch™, and Pet Rescue™, where monetization occurs through players purchasing in-game virtual currency which can be used in-game to buy virtual items.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  The Activision Blizzard Media Networks (“Media Networks”) business that is devoted to eSports that builds on our competitive gaming efforts by creating ways to deliver the best-in-class fan experience across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

•                  The Activision Blizzard Studios (“Studios”) business that is devoted to creating original film and television content based on our extensive library of iconic and globally-recognized intellectual properties.

•                  The Activision Blizzard Distribution (“Distribution”) business that consists of operations in Europe which provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Summary of Significant Accounting Policies

During the three months ended March 31, 2016, there were no significant changes to our accounting policies but we did expand the accounting policy disclosure for revenue recognition to include virtual currency as noted below.  Refer to Note 2 contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for our full summary of significant accounting policies.

Microtransaction Revenues

Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as a player uses the virtual goods purchased with the virtual currency.  We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, generally the estimated service period of the game.

Supplemental Cash Flow Information: Non-cash investing and financing activities

As of March 31, 2016, we had accrued withholding tax payments related to net share settlements on restricted stock rights of $45 million within “Accrued expenses and other liabilities.” Additionally, we had non-cash purchase price consideration of $89 million related to vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards in the King Acquisition.  Refer to Note 14 for further discussion.

2.                                      Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At March 31, 2016	At December 31, 2015
Finished goods	$75	$101
Purchased parts and components	28	27
Inventories, net	$103	$128

At March 31, 2016 and December 31, 2015, inventory reserves were $59 million and $54 million, respectively.

3.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At March 31, 2016	At December 31, 2015
Internally-developed software costs	$271	$266
Payments made to third-party software developers	139	150
Total software development costs	$410	$416

Intellectual property licenses	$12	$30

Amortization of capitalized software development costs and intellectual property licenses was the following (amounts in millions):

	For the Three Months Ended March 31,
	2016	2015
Amortization of capitalized software development costs and intellectual property licenses	$150	$147

4.                                      Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(328)	$826
Developed software	3 - 5 years	595	(16)	579
Customer base	2 years	617	(33)	584
Trade names	7 - 10 years	54	(1)	53
Other	1 - 8 years	18	(9)	9
Total definite-lived intangible assets		$2,438	$(387)	$2,051

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$2,484

	At December 31, 2015
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	1 - 10 years	$116	$(93)	$23
Internally-developed franchises	11 years	309	(298)	11
Developed software	5 years	15	—	15
Total definite-lived intangible assets		$440	$(391)	$49

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$482

The balances of Intangible assets, net presented in the table above at March 31, 2016, does not include license agreement intangible assets that were fully amortized at December 31, 2015, and hence, have been removed from the March 31, 2016 balances as presented. Amortization expense of intangible assets was $82 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2016 (remaining nine months)	$624
2017	778
2018	361
2019	201
2020	66
Thereafter	21
Total	$2,051

5.             Goodwill

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2016 are as follows (amounts in millions):

	Activision	Blizzard	King	Other	Total
Balance at December 31, 2015	$6,905	$178	$—	$12	$7,095
Additions through acquisition	—	—	2,678	—	2,678
Other	(1)	—	—	—	(1)
Balance at March 31, 2016	$6,904	$178	$2,678	$12	$9,772

Other includes tax benefits credited to goodwill for tax deductions resulting from the exercise of stock options that were outstanding and vested at the consummation of the Business Combination and included in the purchase price of the Company, to the extent that the tax deduction did not exceed the fair value of those options. Conversely, to the extent that the tax deduction did exceed the fair value of those options, the tax benefit is credited to additional paid-in capital. Other also includes the impact to goodwill from changes in foreign exchange rates.

The addition to goodwill through acquisition is attributed to the King Acquisition (see Note 14 of the Notes to Condensed Consolidated Financial Statements).

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

Fair Value Measurements on a Recurring Basis

The table below segregates all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at March 31, 2016 Using
	As of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,622	$2,622	$—	$—	Cash and cash equivalents
Foreign government treasury bills	35	35	—	—	Cash and cash equivalents
Foreign currency forward contracts not designated as hedges	8	—	8	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Other assets
Total recurring fair value measurements	$2,674	$2,657	$8	$9

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(9)	$—	$(9)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2015 Using
	As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$1,613	$1,613	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Foreign currency forward contracts not designated as hedges	11	—	11	—	Other current assets
ARS	9	—	—	9	Other assets
Total recurring fair value measurements	$1,667	$1,647	$11	$9

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(4)	$—	$(4)	$—	Accrued expenses and other liabilities

ARS represented the only level 3 investment held by the Company. There were no changes in the fair value of these investments for the three months ended March 31, 2016.

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments in accordance with FASB Accounting Standard Codification (“ASC”) Topic 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other expense (income), net” in our condensed consolidated statements of operations, consistent with the nature of the underlying transactions.

At March 31, 2016, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $376 million. The fair value of these foreign currency forward contracts was $8 million as of March 31, 2016, and recorded in “Other current assets” in our condensed consolidated balance sheet.

At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. The fair value of these foreign currency forward contracts was $11 million as of December 31, 2015, and recorded in “Other current assets” in our condensed consolidated balance sheet.

For the three months ended March 31, 2016 and 2015, pre-tax net gains associated with these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

For foreign currency forward contracts entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and which we designated as cash flow hedges in accordance with ASC Topic 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis to determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. We record the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassify the related amount of accumulated other comprehensive income (loss) to earnings within “General and administrative expense” when the hedged item impacts earnings. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the condensed consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $449 million at March 31, 2016 and $381 million at December 31, 2015.  These foreign currency forward contracts have remaining maturities of 12 months or less.  During the three months ended March 31, 2016 and 2015, there was no ineffectiveness relating to these hedges. At March 31, 2016, $9 million of net unrealized losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

During the three months ended March 31, 2016 and 2015, the amount pre-tax net realized losses reclassified out of “Accumulated other comprehensive income (loss)” due to maturity of these contracts was not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three months ended March 31, 2016 and 2015, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.                                      Debt

Credit Facilities

Term Loan.  On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility (the “Original Revolver”). A portion of the Original Revolver could be used to issue letters of credit of up to $50 million, subject to the availability of the Original Revolver.

Borrowings under the Term Loan bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan are subject to a LIBOR floor of 0.75%.  At March 31, 2016, the Term Loan bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Term Loan will increase.

In addition to paying interest on outstanding principal balances under the Term Loan, we were required to pay the lenders a commitment fee on unused commitments under the Original Revolver. Commitment fees are recorded within “Interest and other expense (income), net” on the condensed consolidated statement of operations. We are also required to pay customary letter of credit fees, if any, and agency fees.

The terms of the Credit Agreement require quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.  This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement.  On February 11, 2015, we made an additional voluntary repayment of $250 million on our Term Loan.  On February 25, 2016 and March 31, 2016, we made additional voluntary repayments of $500 million and $250 million, respectively, on our Term Loan.

Tranche A Term Loans.  In conjunction with the King Acquisition, the Company entered into three Amendments to the Credit Agreement (the “Amendments”). The Amendments, among other things, provided for incremental term loans in the form of Tranche A Term Loans in an aggregate principal amount of approximately $2.3 billion. The proceeds were issued and provided on February 23, 2016, upon successful closing of the King Acquisition and were used to fund the King Acquisition. On March 31, 2016, we entered into a fourth amendment to the Credit Agreement which provided for an incremental Tranche A Term Loan in the aggregate principal amount of $250 million, of which the total proceeds from the incremental borrowing were used to make the voluntary prepayment on our Term Loan discussed above.

The Tranche A Term Loans are scheduled to mature on October 11, 2020 and bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the LIBOR for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin. LIBOR is subject to a floor of 0% and the base rate is subject to an effective floor of 1.00%. The applicable interest margin for Tranche A Term Loans ranges from 1.50% to 2.25% for LIBOR borrowings and from 0.50% to 1.25% for base rate borrowings and is determined by reference to a pricing grid based on the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement).

The Tranche A Term Loans require quarterly principal payments of 0.625% of the stated principal amount of the Tranche A Term Loans commencing June 30, 2016, with increases to 1.250% starting on June 30, 2019 and 3.125% starting on June 30, 2020, with the remaining balance payable on the Tranche A Term Loans’ scheduled maturity date of October 11, 2020. Voluntary prepayments of the Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

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

The Tranche A Term Loans are secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Term Loan. The other terms of the Tranche A Term Loans are also generally the same as the terms of the Term Loan. At March 31, 2016, the Tranche A Term Loans bore interest at 2.43%. In certain circumstances, our applicable interest rate under the Tranche A Term Loans will increase.

2015 Revolving Credit Facility.  As part of the Amendments, upon the closing of the King Acquisition, the Company’s Original Revolver under the Credit Agreement in an aggregate principal amount of $250 million was replaced with a new revolving credit facility under the Credit Agreement in the same aggregate principal amount (the “2015 Revolving Credit Facility,” and, together with the Term Loan and Tranche A Term Loans, the “Credit Facilities”).

Borrowings under the 2015 Revolving Credit Facility may be borrowed, repaid and re-borrowed by the Company and are available for working capital and other general corporate purposes. Up to $50 million of the 2015 Revolving Credit Facility may be used for letters of credit.

The 2015 Revolving Credit Facility is scheduled to mature on October 11, 2020. Borrowings under the 2015 Revolving Credit Facility bear interest, at the Company’s option, under the same terms as the Tranche A Term Loans. Additionally, the 2015 Revolving Credit Facility is subject to the same financial maintenance covenant and is secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Tranche A Term Loans. The other terms of the 2015 Revolving Credit Facility are generally the same as the terms of the Original Revolver. To date, we have not drawn on the 2015 Revolving Credit Facility.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 68% of our consolidated total assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and mergers and acquisitions.  A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of March 31, 2016.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of March 31, 2016.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year.  As of March 31, 2016 and December 31, 2015, we had interest payable of $5 million and $38 million, respectively, related to the Notes, recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet.

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

Fees associated with the closing of the Term Loan, Tranche A Term Loans, and the Notes are recorded as debt discount, which reduces their respective the carrying values, and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

In connection with the debt financing for the King Acquisition, we incurred $38 million of issuance costs that were capitalized and recorded within “Long-term debt, net” in our condensed consolidated balance sheet. The amortization of these capitalized costs was not material to our condensed consolidated statement of operations for the three months ended March 31, 2016.

We reclassified and presented unamortized deferred financing costs associated with the Term Loan, Tranche A Term Loans, and the Notes as a reduction of their respective gross carrying amounts for all periods presented in accordance with a recent accounting standard that became effective during the period.  Refer to Note 15 for further discussion of the recent accounting standard that became effective during the period.

A summary of our debt is as follows (amounts in millions):

	At March 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Term Loan	$1,119	$(8)	$1,111
Tranche A Term Loans	2,550	(38)	2,512
2021 Notes	1,500	(21)	1,479
2023 Notes	750	(11)	739
Total debt	$5,919	$(78)	$5,841
Less: current portion of long-term debt	(64)	—	(64)
Total long-term debt	$5,855	$(78)	$5,777

	At December 31, 2015
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Term Loan	$1,869	$(11)	$1,858
2021 Notes	1,500	(22)	1,478
2023 Notes	750	(12)	738
Total long-term debt	$4,119	$(45)	$4,074

For the three months ended March 31, 2016 and 2015, interest expense was $53 million and $49 million, respectively, amortization of the debt discount for the Credit Facilities and Notes was $4 million and $1 million, respectively, and commitment fees for the Original Revolver and the 2015 Revolving Credit Facility were not material.

As of March 31, 2016, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2016 (remaining nine months)	$48
2017	64
2018	64
2019	112
2020	3,381
Thereafter	2,250
Total	$5,919

As of March 31, 2016 and December 31, 2015, the carrying value of the Term Loan and Tranche A Term Loans approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,577 million, and $804 million, respectively, as of March 31, 2016. Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,571 million and $795 million, respectively, as of December 31, 2015.

Debt Repayments

On February 2, 2016, the Board of Directors authorized debt repayments of up to $1.5 billion of our outstanding debt during 2016.  As of March 31, 2016, we have made prepayments to reduce our total outstanding term loans by $500 million.

8.                                      Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at March 31, 2016 and 2015, were as follows (amounts in millions):

	For the Three Months Ended March 31, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2015	$(630)	$(4)	$1	$(633)
Other comprehensive loss before reclassifications	(5)	(6)	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance at March 31, 2016	$(635)	$(9)	$1	$(643)

	For the Three Months Ended March 31, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain on available-for-sale securities	Total
Balance at December 31, 2014	$(304)	$—	$1	$(303)
Other comprehensive income (loss) before reclassifications	(330)	14	—	(316)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Balance at March 31, 2015	$(634)	$14	$1	$(619)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.                                      Operating Segments and Geographic Region

Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we have three reportable operating segments (see Note 1 of the Notes to Condensed Consolidated Financial Statements). We do not aggregate operating segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to financings and acquisitions. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2016 and 2015 are presented below (amounts in millions):

	For the Three Months Ended March 31,
	2016	2015	2016	2015
	Net revenues		Income from operations before income tax expense
Activision	$360	$303	$99	$66
Blizzard	294	352	86	139
King	207	—	67	—
Other (1)	47	48	—	(1)
Segments total	908	703	252	204

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Net effect from deferral of net revenues and related cost of sales	547	575	369	362
Stock-based compensation expense	—	—	(44)	(23)
Amortization of intangible assets	—	—	(82)	(1)
Fees and other expenses related to acquisitions (2)	—	—	(34)	—
Consolidated net revenues / operating income	$1,455	$1,278	$461	$542
Interest and other expense (income), net			52	50
Consolidated income before income tax expense			$409	$492

(1)                                 Other includes other income and expenses from operating segments managed outside the reportable segments, including our Media Networks, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses related to the King Acquisition, inclusive of related debt financings.

Geographic information presented below for the three months ended March 31, 2016 and 2015 is based on the location of the paying customer. Net revenues from external customers by geographic region were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2016	2015
Net revenues by geographic region:
Americas	$753	$704
Europe	521	464
Asia Pacific	181	110
Total consolidated net revenues	$1,455	$1,278

The Company’s net revenues in the U.S. were 49% and 53% of consolidated net revenues for the three months ended March 31, 2016 and 2015, respectively. The Company’s net revenues in the U.K. were 11% and 12% of consolidated net revenues for the three months ended March 31, 2016 and 2015, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended March 31, 2016 and 2015.

Net revenues by platform were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2016	2015
Net revenues by platform:
Console	$765	$758
PC(1)	400	386
Mobile and ancillary(2)	243	86
Other(3)	47	48
Total consolidated net revenues	$1,455	$1,278

(1)               Net revenues from PC includes revenues that were historically shown as “Online.”

(2)               Net revenues from mobile and ancillary includes revenues from handheld, mobile and tablet devices, as well as non-platform specific game-related revenues such as standalone sales of toys and accessories products from our Skylanders franchise and other physical merchandise and accessories.

(3)               Net revenues from Other include revenues from our Media Networks, Studios, and Distribution businesses.

Long-lived assets by geographic region at March 31, 2016 and December 31, 2015 were as follows (amounts in millions):

	At March 31, 2016	At December 31, 2015
Long-lived assets(1) by geographic region:
Americas	$141	$138
Europe	94	42
Asia Pacific	11	9
Total long-lived assets by geographic region	$246	$189

(1)               The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant, and equipment assets; all other long-term assets are not allocated by location.

10.                               Income Taxes

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state, and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); research and development credits; changes in enacted tax laws and regulations, rulings and interpretations thereof, including with respect to tax credits, state and local income taxes; developments in tax audits and other matters;  and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $73 million for the three months ended March 31, 2016 reflects an effective tax rate of 18%, which is lower than the effective tax rate of 20% for the three months ended March 31, 2015.  This decrease is the result of an incremental tax benefit included in the three months ended March 31, 2016 due to the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings and the net benefit related to the settlement of a historical audit, partially offset by certain nondeductible costs incurred during the quarter.

The effective tax rate of 18% for the three months ended March 31, 2016 differed from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the net benefit related to the settlement of a historical audit, recognition of federal and California research and development credits, and federal domestic production deductions, partially offset by certain nondeductible costs incurred during the quarter and increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2009 through 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter. In addition, as part of the purchase price accounting, the Company assumed $77 million of uncertain tax positions primarily related to the transfer pricing of King tax years occurring prior to the King Acquisition.  The Company is currently in negotiations with the relevant jurisdictions and the taxing authorities which could result in a different allocation of profits and losses between the relevant jurisdictions.

In addition, Vivendi Games’ tax year 2008 remains open to examination by the major taxing authorities. In addition, Vivendi Games’ tax return for the 2008 tax year is before the Appeals function of the IRS and is under examination by several state taxing authorities.  While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state, and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending.

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

In 2013, in connection with a share repurchase from Vivendi (the “Purchase Transaction”), we assumed certain tax attributes, generally consisting of net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the share repurchase.  For the three months ended March 31, 2016, we utilized $184 million of the NOL, which resulted in a tax benefit of $64 million, and a corresponding reserve of $64 million was established.  As of March 31, 2016, an indemnification asset of $171 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

11.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Consolidated net income	$336	$394
Less: Distributed earnings to unvested stock-based awards that participate in earnings	(2)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(1)	(3)
Numerator for basic and diluted earnings (loss) per common share — income (loss) available to common shareholders	$333	$387

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	735	723
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	11	8
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	746	731

Basic earnings (loss) per common share	$0.45	$0.54

Diluted earnings (loss) per common share	$0.45	$0.53

Certain of our unvested restricted stock rights (including certain restricted stock units and performance shares) met the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2016 and 2015, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 4 million and 10 million shares of common stock, respectively, that are participating in earnings.

Certain of our employee-related restricted stock rights and options are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period.  Approximately 10 million and 4 million shares are not included in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 6 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2016 and 2015 as the effect of their inclusion would be anti-dilutive.

12.                               Capital Transactions

Repurchase Program

On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.  As of March 31, 2016, we have not repurchased any shares under this program.

Dividends

On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share, payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016. As such, we have included $195 million of dividends payable in “Accrued expense and other liabilities” on our condensed consolidated balance sheet as of March 31, 2016.

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

13.                               Commitments and Contingencies

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

King Initial Public Offering (the “King IPO”) Matter

Beginning on March 17, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Francisco, against King, certain of its directors and executive officers and underwriters of the King IPO.  The lawsuits were brought by purported shareholders of King seeking to represent a class consisting of all those who purchased stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the King IPO.  The lawsuits were consolidated. Plaintiffs assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and seek unspecified damages and other relief. The court has set a trial date of May 1, 2017.  The Company has not recorded a liability in relation to these lawsuits and believes that the claims are without merit and intends to defend the lawsuits vigorously.

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

14.                               Acquisitions

King Digital Entertainment plc

On February 23, 2016 (the “King Closing Date”) we completed the King Acquisition under the terms of the Transaction Agreement, purchasing all of the outstanding shares of King for $18.00 cash per share. As a result, King became a wholly owned subsidiary of Activision Blizzard. King is a leading interactive entertainment company that develops and distributes games on mobile platforms such as Android and iOS, and on online and social platforms such as Facebook and king.com websites. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

We made this acquisition because we believe that the addition of King’s highly-complementary mobile business will position the Company as a global leader in interactive entertainment across mobile, console and PC platforms, as well as positioning us for future growth.

The aggregate purchase price of the King Acquisition was approximately $5.8 billion, which was paid on the King Closing Date and funded primarily with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. The total aggregate purchase price for King was comprised of (amounts in millions):

Cash consideration for outstanding King common stock and vested equity options and awards (1)	$5,730
Fair value of King’s existing vested and unvested stock options and awards assumed (2)	98
Total purchase price	$5,828

(1)               Represents the cash consideration paid based on $18.00 per share to common stock holders of King and the fair value of King’s existing vested options and awards that were cash settled at the King Closing Date for the portion of the fair value related to pre-combination services. No future services are required.

(2)               Represents the fair value of King’s existing vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards.  The purchase price includes the portion of fair value related to pre-combination services. The fair value of the options and awards assumed was determined using binomial-lattice and Monte Carlo models with the following assumptions: (a) volatility of 36%, (b) time varying risk free interest rates based on the U.S. Treasury yield curves, (c) an expected life ranging from approximately 0.1 years to 7.6 years, and (d) an expected dividend yield of 0.9%. See additional discussion under “Stock-Based Compensation” below.

The Company identified and recorded assets acquired and liabilities assumed at their estimated fair values at the King Closing Date, and allocated the remaining value of approximately $2.7 billion to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of the date of this Quarterly Report on Form 10-Q, and may be adjusted as further information becomes available during the measurement period of up to 12 months from the date of the King Acquisition. Additional information may become available subsequently and may result in changes in the values allocated to various assets and liabilities, including, the fair value of identified intangible assets, deferred income taxes, and contingent liabilities. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

The preliminary purchase price allocation was as follows (amounts in millions):

	February 23, 2016	Estimated useful lives
Tangible assets and liabilities assumed:
Cash and cash equivalents	$1,151
Accounts receivable	162
Other current assets	72
Property and equipment	57	2 - 7 years
Deferred income tax assets, net	27
Other assets	47
Accounts payable	(9)
Accrued expense and other liabilities	(272)
Other liabilities	(113)
Deferred income tax liabilities, net	(52)
Intangible assets
Internally-developed franchises	845	3 - 5 years
Customer base	609	2 years
Developed software	580	3 - 4 years
Trademark	46	7 years

Goodwill	2,678
Total purchase price	$5,828

During the three months ended March 31, 2016 the Company incurred $34 million of expenses related to the King Acquisition which are included within “General and administrative” in the condensed consolidated statements of operations. In connection with the debt financing that occurred on the King Closing Date, we incurred $38 million of issuance costs that were capitalized and recorded within “Long-term debt, net” on our condensed consolidated balance sheet. The amortization of these capitalized costs was not material to our condensed consolidated statement of operations for the three months ended March 31, 2016.

Stock-Based Compensation

In connection with the King Acquisition, a majority of the outstanding King options and awards that were unvested as of the King Closing Date were converted into equivalent options and awards, with respect to shares of the Company’s common stock, using an equity award exchange ratio calculated in accordance with the Transaction Agreement. As a result, replacement equity options and awards of 10 million and 3 million, respectively, were issued in connection with the King Acquisition. The portion of the fair value related to pre-combination services of $76 million was included in the purchase price while the remaining fair value will be recognized over the remaining service periods. As of March 31, 2016, the future expense for the converted King unvested options and awards was approximately $88 million, which will be recognized over a weighted average service period of approximately 2.1 years.

The remaining portion of outstanding unvested awards that were assumed were replaced with deferred cash awards. The cash proceeds were placed in an escrow-like account with the cash releases to occur based on the awards’ original vesting schedule upon future service being rendered. The cash associated with these awards is recorded in “Other current assets” and “Other assets” in our condensed consolidated balance sheet. The portion of the fair value related to pre-combination services of $22 million was included in the purchase price while the remaining fair value of approximately $9 million will be recognized over the remaining service periods. A portion of the cash proceeds placed in an escrow-like account were released to award holders but the amount was not material.

Identifiable Intangible Assets Acquired and Goodwill

The preliminary fair values of the identifiable intangible assets acquired from King were estimated using an income approach, with the exception of the customer base which was estimated using a cost approach. The fair value of the intangibles using the income approach was determined with the following key assumptions: (a) a weighted average cost of capital of 13%, (b) long-term revenue decay rates ranging from 0% to 65%, and (c) royalty rates ranging from 0.5% to 8%. The fair value of the intangibles using the cost approach was based on amounts that would be required to replace the asset (i.e. replacement cost).

The Internally-developed franchises, Customer base, Developed software, and Trademark intangible assets will be amortized to “Cost of Sales - intellectual property licenses,” “Sales and marketing,” “Cost of sales - software royalties and amortization,” and “General and administrative,” respectively. The intangible assets will be amortized over their estimated useful lives in proportion to the economic benefits received.

The $2.7 billion of goodwill recognized is primarily attributable to the benefits the Company expects to derive from accelerated expansion as an interactive entertainment provider in the mobile sector, future franchises and technology, as well as the management team’s proven ability to create future games and franchises. Approximately $620 million of the goodwill is expected to be deductible for tax purposes in the U.S.

Contingent Liabilities Assumed

As a result of the King Acquisition we assumed contingent liabilities related to contingent consideration associated with King’s previous acquisitions of Nonstop Games Oy and Z2Live, Inc. The remaining contingent consideration for Non Stop Games Oy is linked to amounts generated from games launched by Nonstop Games over a specified period. The range of the potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is from $0 million up to $84 million. The remaining contingent consideration for Z2Live, Inc. is linked to amounts generated from specific games launched within a defined period. The potential range of undiscounted future payments that the Company could be required to make under the contingent consideration arrangement is from $0 million up to $75 million. The fair value of the contingent consideration arrangement at the King Closing date for Nonstop Games Oy and Z2Live, Inc., was immaterial.

King Net Revenue and Earnings

The amount of net revenue and earnings attributable to King in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2016 are included in the table below.  The amounts presented represent the net revenues and earnings after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of sales.

For the Three Months Ended
(in millions)	March 31, 2016

Net revenues	$183
Net loss	$(50)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and King, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit sharing bonus plan established as part of the King Acquisition, and interest expense from the new debt, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition related costs of approximately $60 million for the three months ended March 31, 2016.  The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the King Acquisition, and any borrowings undertaken to finance the King Acquisition, had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	For the Three Months Ended March 31,
(in millions)	2016	2015

Net revenues	$1,735	$1,848
Net income	$329	$380
Basic earnings per common share	$0.44	$0.52
Diluted earnings per common share	$0.44	$0.51

Major League Gaming, Inc.

On December 22, 2015, we acquired the business of Major League Gaming, Inc. (“MLG”), for an aggregate purchase price of $46 million in cash.  MLG is a leader in creating and streaming premium live gaming events, organizing professional competitions, and running competitive gaming leagues. MLG’s business operates under our Media Networks operating segment.

The values assigned to the acquired assets and liabilities were finalized during the three months ended March 31, 2016, and the final purchase price allocation for MLG remained unchanged from the amounts disclosed in Note 23 contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Pro forma financial information has not been presented as the acquisition did not have a material impact on our consolidated financial statements.

15.                               Recently issued accounting pronouncements

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

Stock-based compensation

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. We adopted this new standard as of January 1, 2016, and applied it prospectively. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Consolidations

In February 2015, the FASB issued new guidance related to consolidations. The new standard amends certain requirements for determining whether a variable interest entity must be consolidated. We adopted this new standard as of January 1, 2016. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs in financial statements. The new standard requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense.  We adopted this change in accounting principle as of January 1, 2016, and applied it retrospectively for each period presented.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Internal-Use Software

In April 2015, the FASB issued new guidance related to internal-use software. The new standard relates to a customer’s accounting for fees paid in cloud computing arrangements. The amendment provides guidance for customers to determine whether such arrangements include software licenses. If a cloud arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  We adopted this standard as of January 1, 2016, and applied it prospectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, made to provisional amounts recorded at the acquisition date as a result of the business combination, be recognized in the reporting period the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. We adopted this new standard as of January 1, 2016, and applied it prospectively. No measurement period adjustments occurred as of and for the three months ended March 31, 2016.

Financial Instruments

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, amongst other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017 and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are evaluating the impact of this new accounting guidance on our financial statements.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic.  The new standard, amongst other things, requires a lessee to classify a lease as either a finance or operating lease in which lessees will need to recognize a right-of-use asset and a lease liability for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

Share-Based Payments

In March 2016, the FASB issued new guidance in an effort to simplify accounting for share-based payments. The new standard, amongst other things:

•                  will require that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur;

•                  will require excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•                  permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

The new standard is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted. We are evaluating the impact of this new accounting guidance on our financial statements.

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

As of March 31, 2016, we had approximately 738 million shares of common stock issued and outstanding.  At that date: (i) ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, held 172 million shares, or approximately 23% of the outstanding shares of our common stock, and (ii) our other stockholders held approximately 77% of the outstanding shares of our common stock.  Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC, the general partner of ASAC.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On November 2, 2015, we and King Digital Entertainment, a leading interactive mobile entertainment company (“King”), entered into a Transaction Agreement (the “Transaction Agreement”) under the terms of which we would acquire King (the “King Acquisition”) and King would become a wholly-owned subsidiary of the Company. On February 23, 2016, (the “King Closing Date”) we completed the King Acquisition under the terms of the Transaction Agreement and purchased all of the outstanding shares of King for $18.00 cash per share. The aggregate purchase price of King was approximately $5.8 billion, which was paid on the King Closing Date and funded with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

We made this acquisition because we believe that the addition of King’s highly-complementary mobile business positions the Company as a global leader in interactive entertainment across mobile, console, and PC platforms, as well as positioning us for future growth.

Reportable Segments

Based upon our organizational structure, we conduct our business through three reportable operating segments, Activision Publishing, Inc., Blizzard Entertainment, Inc., and King Digital Entertainment.

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers, in a variety of geographies. Activision develops, markets, and sells products through retail channels or digital downloads, which are principally based on our internally-developed intellectual properties, including games in the Call of Duty® and Skylanders® franchises, as well as some licensed properties.  Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny. Activision currently offers games that operate on the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems; the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game category in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile, and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™, and Heroes of the Storm™ franchises. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; purchases and downloads via third-party console, mobile, and tablet platforms; and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) King Digital Entertainment plc

King Digital Entertainment is a leading interactive mobile entertainment company that develops and distributes games on mobile platforms such as Android and iOS along with games that can be played on Facebook and king.com websites. King has four category-leading free-to-play franchises: Candy Crush™, Farm Heroes™, Bubble Witch™, and Pet Rescue™, where monetization occurs through players purchasing in-game virtual currency which can be used in-game to buy virtual items.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  The Activision Blizzard Media Networks (“Media Networks”) business that is devoted to eSports that builds on our competitive gaming efforts by creating ways to deliver the best-in-class fan experience across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

•                  The Activision Blizzard Studios (“Studios”) business that is devoted to creating original film and television content based on our extensive library of iconic and globally-recognized intellectual properties.

•                  The Activision Blizzard Distribution (“Distribution”) business that consists of operations in Europe which provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended March 31, 2016, Activision Blizzard had net revenues of $1.5 billion, as compared to net revenues of $1.3 billion for the same period in 2015.  For the three months ended March 31, 2016, Activision Blizzard had earnings per diluted share of $0.45, as compared to earnings per diluted share of $0.53 for the same period in 2015.

For the three months ended March 31, 2016, as a result of the King Acquisition, our net revenues and net income include $183 million and $(50) million from King’s operations, respectively, after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of sales. Our earnings under  accounting principles generally accepted in the United States of America (“U.S. GAAP”) are expected to be down versus prior-year as the expected results will be impacted by accounting charges associated with the King Acquisition, which include, among other things, integration and acquisition-related costs, the amortization of intangible assets resulting from purchase price accounting adjustments, share-based payments, and the related tax impact from the King Acquisition.  The majority of these GAAP accounting charges will not impact the economics or operating cash flows of our business, although they will have a material impact on our 2016 GAAP results.

On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share, payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016.

Activision Blizzard Recent and Upcoming Product Releases

We have recently released the following titles and games, among other titles:

•                  King released Candy Crush Jelly Saga™, the latest installment in the Candy Crush franchise, in January 2016.

•                  Activision released Call of Duty: Black Ops III Awakening, the first downloadable content pack for Call of Duty: Black Ops III, on the PS4 on February 2, 2016 and on other platforms on March 3, 2016.

•                  Activision released Call of Duty: Black Ops III Eclipse, the second downloadable content pack for Call of Duty: Black Ops III, on the PS4 on April 19, 2016, and is expected to be released on other platforms in May 2016.

•                  On April 26, 2016, Blizzard released Whispers of the Old Gods™, the third expansion to Hearthstone: Heroes of Warcraft.

•                  On May 24, 2016, Blizzard expects to release Overwatch™, its upcoming team-based first-person shooter.

Monthly Active Users (“MAUs”)

We monitor MAUs as a key measure of the overall size of our user base and its regular engagement with our portfolio of games. MAUs are the number of individuals who played a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing by the number of months in the period.  An individual who plays two of our games would be counted as two users.  In addition, due to technical limitations for Activision and King MAUs, an individual who plays the same game on two platforms or devices in the relevant period would be counted as two users.  For Blizzard MAUs, an individual who plays the same game on two platforms or devices in the relevant period would be counted as one user.

The number of MAUs for a given period can be significantly impacted by the timing of new content releases, since new releases can cause a temporary surge in MAUs. Accordingly, although we believe that overall trending in the number of MAUs can be a meaningful performance metric, period-to-period fluctuations may not be indicative of longer-term trends.  The following table details our average MAUs on a sequential quarterly basis for our reportable segments (amounts in millions):

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Activision	55	55	46	45	50
Blizzard	26	26	28	29	21
King	463	449	474	501	550
Total	544	530	548	575	621

Average MAUs increased by 14 million, or 3%, for the quarter ended March 31, 2016 as compared to the quarter ended December 31, 2015. Activision’s and Blizzard’s average MAUs were flat quarter-over-quarter, and the increase in King’s average MAUs was primarily due to the release of Candy Crush Jelly Saga.

Average MAUs decreased by 77 million, or 12%, for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015. Activision’s and Blizzard’s average MAUs grew year-over-year, given the strength of the franchise portfolio, and King’s average MAUs declined year-over-year due to the performance of more mature titles.

Management’s Overview of Business Trends

Digital Online Channel Revenues

We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical “boxed” software products are also available digitally (from our websites and from websites and digital distribution channels owned by third parties). In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs or in-game microtransaction purchases), generally for a one-time fee. We also offer subscription-based services and other value-added services for World of Warcraft, all of which are digitally delivered and hosted by Battle.net.

We currently define sales via digital online channels as revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransaction purchases, and products. This definition may differ from that used by our competitors or other companies.

According to Activision Blizzard internal estimates, overall industry digital gaming revenues for the three months ended March 31, 2016 increased by approximately 19% as compared to the same period in 2015, with mobile growth at 27%. The primary drivers of the increase in digital gaming revenues were increases in microtransaction purchases and consumer purchases of full games via digital channels. In addition to increasing microtransaction purchases within free-to-play games, the increase includes microtransaction purchases within purchased game software, as publishers offer increasingly new opportunities for monetization within their games to extend and enlarge the monetization cycle. Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital channels. The amount of our digital revenues in any period may fluctuate depending, in part, on the timing and nature of our specific product releases. Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products. As such, lower revenues in our retail distribution channels in the current year may impact our revenues through digital online channels in the subsequent year.

For the three months ended March 31, 2016, revenues through digital online channels increased by $345 million, as compared to the same period in 2015, and represented 64% of our total consolidated net revenues, as compared to 45% for the same period in 2015. On a non-GAAP basis (which excludes the impact of deferred revenues), revenues through digital online channels for the three months ended March 31, 2016 increased by $259 million, as compared to the same period in 2015, and represented 88% of our total non-GAAP net revenues, as compared to 76% for the same period in 2015.

Refer to the reconciliation of GAAP and non-GAAP digital online channel revenues under “Non-GAAP Financial Measures” below.

Concentration of Top Titles

The concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 33% of the retail sales in the U.S. interactive entertainment industry in 2015. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games were responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, World of Warcraft, Skylanders, and Destiny franchises combined accounted for 71% of our consolidated net revenues, and a significantly higher percentage of our operating income, for 2015. As a result, successful competition against these titles can significantly impact our performance. Notably, the toys-to-life category has become more competitive with a new entrant competing directly with us and other incumbents.

We are continually exploring additional investments in existing and future franchises. During 2015, we released Heroes of the Storm, as well as Call of Duty Online in China. In the fourth quarter of 2015,we released Overwatch into closed beta with an anticipated game release of May 24, 2016.  There is no guarantee that these franchises will become key franchises.

Additionally, on February 23, 2016, we completed the King Acquisition, diversifying our portfolio of key franchises and increasing our presence in the mobile market. In this market, we see similar concentration of key titles accounting for a disproportionate amount of digital sales.  According to the U.S. ranking for the Apple App Store, per App Annie Intelligence, seven titles remained in the top 10 ranking of gross sales for all four quarters during 2015.

Overall, we do expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry’s, revenues and profits in the near future.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues (amounts in millions):

	For the Three Months Ended March 31,
	2016		2015
Net revenues
Product sales	$645	44%	$784	61%
Subscription, licensing and other revenues	810	56	494	39
Total net revenues	1,455	100	1,278	100

Costs and expenses:
Cost of sales - product costs	247	17	209	16
Cost of sales - online	64	4	53	4
Cost of sales - software royalties and amortization	144	10	148	12
Cost of sales - intellectual property licenses	36	2	3	—
Product development	175	12	145	11
Sales and marketing	168	12	92	7
General and administrative	160	11	86	7
Total costs and expenses	994	68	736	57

Operating income	461	32	542	43

Interest and other expense (income), net	52	4	50	4

Income before income tax expense	409	28	492	39

Income tax expense	73	5	98	8

Net income	$336	23%	$394	31%

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of sales with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to financings and acquisitions. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2016 and 2015 are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2016	2015	Increase / (Decrease)
Segment net revenues:
Activision	$360	$303	$57
Blizzard	294	352	(58)
King	207	—	207
Other (1)	47	48	(1)
Segments net revenues total	908	703	205

Reconciliation to consolidated net revenues:
Net effect from deferral of net revenues	547	575
Consolidated net revenues	$1,455	$1,278

Segments income (loss) from operations:
Activision	$99	$66	$33
Blizzard	86	139	(53)
King	67	—	67
Other (1)	—	(1)	1
Segments income from operations total	252	204	48

Reconciliation to consolidated operating income before consolidated income tax expense:
Net effect from deferral of net revenues and related cost of sales	369	362
Stock-based compensation expense	(44)	(23)
Amortization of intangible assets	(82)	(1)
Fees and other expenses related to acquisitions (2)	(34)	—

Consolidated operating income	461	542
Interest and other expense (income), net	52	50

Consolidated income before income tax expense	$409	$492

(1)                                 Other includes other income and expenses from operating segments managed outside the reportable segments, including our Media Networks, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses related to the King Acquisition, inclusive of related debt financings.

Segment Net Revenues

Activision

Activision’s net revenues increased for the three months ended March 31, 2016, as compared to 2015, primarily due to higher revenues from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.  The increase was partially offset by lower revenues from the Skylanders franchise.

Blizzard

Blizzard’s net revenues decreased for the three months ended March 31, 2016, as compared to 2015, primarily due to lower revenues from World of Warcraft due to a smaller subscriber base and lower revenues from Heroes of the Storm due to the prior year including revenues from the release of the Founders’ Pack. These decreases were partially offset by increased revenue from Hearthstone: Heroes of Warcraft which was benefited by its release on iPhone and Android smartphones in April 2015.

King

King’s net revenues represent the net revenues from the King Closing Date through March 31, 2016. The revenues were primarily driven by the Candy Crush franchise, which included the release of Candy Crush Jelly Saga in January 2016.

Segment Income from Operations

Activision

Activision’s operating income increased for the three months ended March 31, 2016, as compared to 2015, primarily due to higher revenues and an increased percentage of revenues coming from online digital channels, which typically have higher margins.  This is partially offset by higher product development spending from increased bonuses to studio personnel.

Blizzard

Blizzard’s operating income decreased for the three months ended March 31, 2016, as compared to 2015, primarily due to lower revenues as well as higher spending on sales and marketing activity to support current and upcoming releases.  These were partially offset by lower product development costs due to capitalization of software costs associated with the timing of title releases.

King

King’s operating income represents the operating income from the King Closing Date through March 31, 2016.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $14 million on Activision Blizzard’s segment net revenues for the three months ended March 31, 2016, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the United States (“U.S.”) dollar relative to the euro and British pound.

Non-GAAP Financial Measures

The analysis of revenues by distribution channel is presented both on a GAAP (including the impact from the change in deferred revenues) and non-GAAP (excluding the impact from the change in deferred revenues) basis. We use this non-GAAP measure internally when evaluating our operating performance; when planning, forecasting, and analyzing future periods; and when assessing the performance of our management team. We believe this is appropriate because this non-GAAP measure enables an analysis of performance based on the timing of actual transactions with our customers, which is consistent with the way the Company is measured by investment analysts and industry data sources, and facilitates comparison of operating performance between periods. In addition, excluding the impact from the change in deferred net revenues provides a much more timely indication of trends in our sales and other operating results. While we believe that this non-GAAP measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from, as a substitute for, or as more important than, the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as any non-GAAP measure presented by another company.  This non-GAAP financial measure has limitations in that it does not reflect all of the items associated with our GAAP revenues.  We compensate for the limitations resulting from the exclusion of the change in deferred revenues by considering the impact of that item separately and by considering our GAAP, as well as non-GAAP, revenues.

The following table provides reconciliation between GAAP and non-GAAP net revenues by distribution channel for the three months ended March 31, 2016 and 2015 (amounts in millions):

	For the Three Months Ended March 31,

	2016	2015	Increase / (decrease)

GAAP net revenues by distribution channel
Digital online channels (1)	$926	$581	$345
Retail channels	482	649	(167)
Other (2)	47	48	(1)
Total consolidated GAAP net revenues	1,455	1,278	177

Change in deferred net revenues (3)
Digital online channels (1)	(129)	(43)	(86)
Retail channels	(418)	(532)	114
Total changes in deferred net revenues	(547)	(575)	28

Non-GAAP net revenues by distribution channel
Digital online channels (1)	797	538	259
Retail channels	64	117	(53)
Other (2)	47	48	(1)
Total non-GAAP net revenues (4)	$908	$703	$205

(1) We define revenues from digital online channels as revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, micro-transactions, and products.

(2) Net revenues from Other include revenues from our Media Networks, Studios, and Distribution businesses.

(3) We have determined that some of our titles’ online functionality represents an essential component of gameplay and as a result, represents a more-than inconsequential separate deliverable. As such, we recognize revenues attributed to these titles over the estimated service periods, which are generally less than one year. In the table above, we present the amount of net revenues for each period as a result of this accounting treatment.

(4) Total non-GAAP net revenues presented also represents our total segment net revenues.

Digital Online Channel Net Revenues

The increase in GAAP net revenues from digital online channels for the three months ended March 31, 2016, as compared to 2015, was primarily due to: new revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise; higher revenues recognized from Hearthstone: Heroes of Warcraft; higher revenues from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014; and higher revenues recognized from the Destiny franchise due to the strong digital performance of Destiny: The Taken King, which was released in September 2015, and in-game microtransaction purchases which were debuted in Destiny in the fourth quarter of 2015.  The increase was partially offset by lower revenues from World of Warcraft due to a smaller subscriber base.

The increase in non-GAAP net revenues from digital online channels for the three months ended March 31, 2016, as compared to 2015, was primarily due to new revenues from King titles following the King Closing Date, and higher revenues from Call of Duty: Black Ops III and its digital content, as compared to Call of Duty: Advanced Warfare.  The increase was partially offset by lower revenues from World of Warcraft due to a smaller subscriber base and lower revenues from Heroes of the Storm due to the prior year including revenues from the release of the Founders’ Pack.

Retail Channel Net Revenues

The decrease in GAAP net revenues from retail channels for the three months ended March 31, 2016, as compared to 2015, was primarily due to lower revenues recognized from the Destiny franchise as Destiny debuted in the third quarter of 2014, with no comparable full-game release in 2015, and lower revenues from the Skylanders franchise. This was partially offset by higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

The decrease in non-GAAP net revenues from retail channels for the three months ended March 31, 2016, as compared to 2015, was primarily due to lower revenues from the Skylanders franchise. This was partially offset by higher revenues from Call of Duty: Black Ops III as compared to Call of Duty: Advanced Warfare.

Consolidated Results

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2016 and 2015 (amounts in millions):

	For the Three Months Ended March 31,

	2016	2015	Increase / (decrease)

Geographic region net revenues:
Americas	$753	$704	$49
Europe	521	464	57
Asia Pacific	181	110	71
Consolidated net revenues	$1,455	$1,278	$177

The increase/(decrease) in deferred revenues recognized by geographic region for the three months ended March 31, 2016 and 2015 was as follows (amounts in millions):

	For the Three Months Ended March 31,

	2016	2015	Increase / (decrease)

Increase/(decrease) in deferred revenues recognized by geographic region:
Americas	$293	$350	$(57)
Europe	194	196	(2)
Asia Pacific	60	29	31
Total impact on consolidated net revenues	547	575	(28)

In all regions, net revenues increased for the three months ended March 31, 2016, as compared to 2015.  This was primarily due to: new revenues from King titles following the King Closing Date, with the revenues primarily driven by the Candy Crush franchise; higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014; and higher revenues recognized from Hearthstone: Heroes of Warcraft. These were partially offset by: lower revenues recognized from the Destiny franchise as Destiny debuted in September 2014 and had no comparable full-game release in 2015; lower revenues recognized from World of Warcraft due to a smaller subscriber base and the release of World of Warcraft: Warlords of Draenor® in November 2014 with no comparable release in 2015; lower revenues from the Skylanders franchise; and lower revenues recognized from the Diablo III franchise due to the timing of title releases.

In Americas and Europe, the decrease in deferred revenues recognized for the three months ended March 31, 2016, as compared to 2015, was primarily attributed to lower deferred revenues recognized from the Destiny franchise due to the timing of the full game release and lower deferred revenues recognized from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value-added services.  This was partially offset by increased deferred revenues recognized from Hearthstone: Heroes of Warcraft.

In Asia Pacific, the increase in deferred revenues recognized for the three months ended March 31, 2016, as compared to 2015, was primarily attributed to increased deferred revenues recognized from Hearthstone: Heroes of Warcraft.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $21 million on our consolidated net revenues for the three months ended March 31, 2016, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three months ended March 31, 2016 and 2015 (amounts in millions):

	Three Months Ended March 31, 2016	% of total consolidated net revenues(4)	Three Months Ended March 31, 2015	% of total consolidated net revenues(4)	Increase/ (Decrease)

Platform net revenues:
Console	$765	53%	$758	59%	$7
PC (1)	400	27	386	30	14
Mobile and ancillary (2)	243	17	86	7	157
Other (3)	47	3	48	4	(1)
Total consolidated net revenues	$1,455	100%	$1,278	100%	$177

The increase/(decrease) in deferred revenues recognized by platform for the three months ended March 31, 2016 and 2015 was as follows (amounts in millions):

	For the Three Months Ended March 31,

	2016	2015	Increase / (decrease)

Increase/(decrease) in deferred revenues recognized by platform:
Console	$437	$526	$(89)
PC (1)	99	50	49
Mobile and ancillary (2)	11	(1)	12
Total impact on consolidated net revenues	$547	$575	$(28)

(1)   Net revenues from PC includes revenues that were historically shown as “Online.”

(2)   Net revenues from mobile and ancillary includes revenues from handheld, mobile, and tablet devices, as well as non-platform specific game-related revenues such as standalone sales of toys and accessories products from our Skylanders franchise and other physical merchandise and accessories.

(3)   Net revenues from Other include revenues from our Media Networks, Studios, and Distribution businesses.

(4)   The percentages of total are presented as calculated.  Therefore the sum of these percentages, as presented, may differ due to the impact of rounding.

Net revenues from console remained relatively flat for the three months ended March 31, 2016, as compared to 2015, primarily due to higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, and revenues recognized from Guitar Hero® Live, which was released in the fourth quarter of 2015 with no comparable release in 2014. These increases were offset by lower revenues recognized from the Destiny franchise as Destiny debuted in the third quarter of 2014 with no comparable full-game release in 2015, and lower revenues from the Diablo III franchise due to the timing of title releases.

Net revenues from PC increased for the three months ended March 31, 2016, as compared to 2015, primarily due to higher revenues recognized from Hearthstone: Heroes of Warcraft, revenues recognized from StarCraft II: Legacy of the Void™ which was released in the fourth quarter of 2015, and new revenues from King titles following the King Closing Date. These were partially offset by lower revenues recognized from World of Warcraft due to a smaller subscriber base and the release of World of Warcraft: Warlords of Draenor in the fourth quarter of 2014 with no comparable release in 2015.

Net revenues from mobile and ancillary increased for the three months ended March 31, 2016, as compared to 2015, primarily due to new revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise, and higher revenues recognized from the release of Hearthstone: Heroes of Warcraft on iPhone and Android smartphones in April 2015. These were partially offset by lower revenues from the Skylanders franchise.

Deferred revenues recognized from console decreased for the three months ended March 31, 2016, as compared to 2015, primarily due to lower deferred revenues recognized from the Destiny franchise due to the timing of the full game release and lower revenues recognized from the Diablo III franchise due to the timing of title releases.

Deferred revenues recognized from PC increased for the three months ended March 31, 2016, as compared to 2015, primarily due to higher deferred revenues recognized from Hearthstone: Heroes of Warcraft, deferred revenues recognized from Heroes of the Storm, which launched in the second quarter of 2015, and deferred revenues recognized from StarCraft II: Legacy of the Void, which was released in the fourth quarter of 2015. These were partially offset by lower deferred revenues recognized from World of Warcraft.

Deferred revenues recognized from mobile and ancillary increased for the three months ended March 31, 2016, as compared to 2015, primarily due to higher deferred revenues recognized from Hearthstone: Heroes of Warcraft. This was partially offset by additional deferrals of revenue from King titles, most notably the Candy Crush franchise.

Costs and Expenses

Cost of Sales

The following tables detail the components of cost of sales in dollars and as a percentage of total consolidated net revenues for the three months ended March 31, 2016 and 2015 (amounts in millions):

	Three Months Ended March 31, 2016	% of consolidated net revenues	Three Months Ended March 31, 2015	% of consolidated net revenues	Increase (Decrease)

Product costs	$247	17%	$209	16%	$38
Online	64	4	53	4	11
Software royalties and amortization	144	10	148	12	(4)
Intellectual property licenses	36	2	3	—	33
Total cost of sales	$491	33%	$413	32%	$78

Costs of sales — product costs includes the cost of goods produced and sold during the reporting period along with platform provider fees. Cost of sales — online includes costs to operate our games, such as customer service, internet bandwidth fees, and our payment provider fees. Cost of sales — software royalties and amortization includes the amortization of capitalized software costs and royalties. Cost of sales — intellectual property licenses includes the costs and amortization associated with intellectual property licenses expensed over the expected benefit period.

Total cost of sales for the three months ended March 31, 2016, increased as compared to the same period in 2015, reflective of the increase in consolidated net revenues. Cost of sales — product costs increased primarily due to the mobile platform fees associated with revenues from King, along with products costs from Guitar Hero Live, which had no comparable costs in the prior year. These were partially offset by decreases in product costs due to the relative increase in Activision’s revenues coming from the digital online channel, which has relatively lower product costs, and lower product costs from the Skylanders franchise due to lower franchise revenues.

Cost of sales — online increased primarily due to increased expenditures to support our growing online activity across our titles and the online costs associated with supporting the revenues from King titles.

Cost of sales — intellectual property licenses increased primarily due to the amortization of internally-developed franchise intangible assets acquired in the King Acquisition, along with intellectual properly license fees associated with content in Guitar Hero Live, which had no comparable cost in the prior year.

Product Development (amounts in millions)

	Three Months Ended March 31, 2016	% of consolidated net revenues	Three Months Ended March 31, 2015	% of consolidated net revenues	Increase (Decrease)

Product development	$175	12%	$145	11%	$30

Product development costs increased for the three months ended March 31, 2016, as compared to 2015, primarily from product development costs associated with King’s titles, along with increased product development costs from the Call of Duty franchise, primarily related to studio personnel bonuses. These were partially offset by decreased Blizzard product development costs due to the timing of cost capitalizations.

Sales and Marketing (amounts in millions)

	Three Months Ended March 31, 2016	% of consolidated net revenues	Three Months Ended March 31, 2015	% of consolidated net revenues	Increase (Decrease)

Sales and marketing	$168	12%	$92	7%	$76

Sales and marketing costs increased for the three months ended March 31, 2016, as compared to 2015, primarily driven by the amortization of the customer base intangible assets acquired in the King Acquisition, sales and marketing spending to support King’s titles, and increased spending on sales and marketing activity to support current and upcoming Blizzard releases. These increases were partially offset by lower spend on Guitar Hero Live.

General and Administrative (amounts in millions)

	Three Months Ended March 31, 2016	% of consolidated net revenues	Three Months Ended March 31, 2015	% of consolidated net revenues	Increase (Decrease)

General and administrative	$160	11%	$86	7%	$74

General and administrative expenses increased for the three months ended March 31, 2016, as compared to 2015, primarily due to higher professional and transaction related fees associated with the King Acquisition, which closed on February 23, 2016, and King’s general and administrative costs, included following that closing.

Interest and Other Expense (Income), Net (amounts in millions)

	Three Months Ended March 31, 2016	% of consolidated net revenues	Three Months Ended March 31, 2015	% of consolidated net revenues	Increase (Decrease)

Interest and other expense (income), net	$52	4%	$50	4%	$2

Interest and other expense (income), net, did not significantly change for the three months ended March 31, 2016, as compared to the same periods in 2015.

Income Tax Expense (amounts in millions)

	Three Months Ended March 31, 2016	% of pretax income	Three Months Ended March 31, 2015	% of pretax income	Increase (Decrease)
Income tax expense	$73	18%	$98	20%	$(25)

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state, and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); research and development credits; changes in enacted tax laws and regulations, rulings and interpretations thereof, including with respect to tax credits, state and local income taxes; developments in tax audits and other matters;  and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $73 million for the three months ended March 31, 2016 reflects an effective tax rate of 18%, which is lower than the effective tax rate of 20% for the three months ended March 31, 2015.  This decrease is the result of an incremental tax benefit included in the three months ended March 31, 2016 due to the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings and the net benefit related to the settlement of a historical audit, partially offset by certain nondeductible costs incurred during the quarter.

The effective tax rate of 18% for the three months ended March 31, 2016 differed from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the net benefit related to the settlement of a historical audit, recognition of federal and California research and development credits, and federal domestic production deductions, partially offset by certain nondeductible costs incurred during the quarter and increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2009 through 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter. In addition, as part of the purchase price accounting, the Company assumed $77 million of uncertain tax positions primarily related to the transfer pricing of King tax years occurring prior to the King Acquisition.  The Company is currently in negotiations with the relevant jurisdictions and the taxing authorities which could result in a different allocation of profits and losses between the relevant jurisdictions.

In addition, Vivendi Games’ tax year 2008 remains open to examination by the major taxing authorities. In addition, Vivendi Games’ tax return for the 2008 tax year is before the Appeals function of the IRS and is under examination by several state taxing authorities.  While Vivendi Games’ results for the period January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state, and local income tax returns filed by Vivendi or its affiliates, Vivendi Games’ results for the period July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state, and local income tax returns filed by Activision Blizzard. Additionally, the Company has several state and non-U.S. audits pending.

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

In 2013, in connection with a share repurchase from Vivendi (the “Purchase Transaction”), we assumed certain tax attributes, generally consisting of net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the share repurchase.  For the three months ended March 31, 2016, we utilized $184 million of the NOL, which resulted in a tax benefit of $64 million, and a corresponding reserve of $64 million was established.  As of March 31, 2016, an indemnification asset of $171 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock” (see Note 1 of the Notes to Condensed Consolidated Financial Statements for details about the share repurchase).

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	March 31, 2016	December 31, 2015	Increase (Decrease)

Cash and cash equivalents	$2,872	$1,823	$1,049
Short-term investments	16	8	8
	$2,888	$1,831	$1,057

Percentage of total assets	17%	12%

	For the Three Months Ended March 31,

	2016	2015	Increase (Decrease)

Cash flows provided by operating activities	$309	$209	$100
Cash flows used in investing activities	(1,068)	(16)	(1,052)
Cash flows provided by (used in) financing activities	1,807	(212)	2,019
Effect of foreign exchange rate changes	1	(364)	365
Net increase (decrease) in cash and cash equivalents	$1,049	$(383)	$1,432

Cash Flows Provided By Operating Activities

The primary drivers of cash flows provided by operating activities typically include the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by payments to vendors for the manufacturing, distribution, and marketing of our products, payments for customer service support for our gamers, payments to third-party developers and intellectual property holders, payments for interest on our debt, payments for software development, payments for tax liabilities, and payments to our workforce.

Cash flows provided by operating activities were higher for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to adjustments to net income for non-cash charges, including amortization of intangible assets and adjustments to deferred income taxes associated with the King Acquisition, along with increased operating cash flows from King’s operations.  These were partially offset by changes in our operating assets and liabilities.

Cash Flows Used In Investing Activities

The primary drivers of cash flows used in investing activities typically include the net effect of capital expenditures, changes in restricted cash balances, and cash used for acquisitions.

Cash flows used in investing activities were $1.1 billion for the three months ended March 31, 2016, as compared to $16 million for the three months ended March 31, 2015.  The increase in the cash used was primarily due to the $2.2 billion cash outflow for the King Acquisition in excess of the cash already in escrow, net of the $1.15 billion cash acquired.

Cash Flows Provided By (Used In) Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, and transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock and the payment of dividends.

Cash flows provided by financing activities were higher during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to $2.6 billion of proceeds received from debt financing. These were partially offset by higher partial repayment of our Term Loan in 2016 of $750 million, as compared to the $250 million partial repayment of our Term Loan in 2015, and payment of debt discount and financing costs.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $2.9 billion at March 31, 2016, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($1.7 billion at March 31, 2016) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing, and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; and payments related to debt obligations.

As of March 31, 2016 and December 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.3 billion and $0.5 billion, respectively. If the cash and cash equivalents held outside of the U.S. is needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

Unsecured Notes

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of March 31, 2016, the Notes had a carrying value of $2.25 billion.

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

Credit Facilities

Term Loan.  On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility (the “Original Revolver”). A portion of the Original Revolver could be used to issue letters of credit of up to $50 million, subject to the availability of the Original Revolver.

As of March 31, 2016, the outstanding balance of our Term Loan was $1.1 billion.  Borrowings under the Term Loan and bear interest at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) for an interest period of one month plus 1.00%, or (B) LIBOR. Further, LIBOR borrowings under the Term Loan are subject to a LIBOR floor of 0.75%.  At March 31, 2016, the Term Loan bore interest at 3.25%. In certain circumstances, our interest rate under the Term Loan will increase.

In addition to paying interest on outstanding principal balances under the Term Loan, we were required to pay the lenders a commitment fee on unused commitments under the Original Revolver. We are also required to pay customary letter of credit fees and agency fees.

The terms of the Credit Agreement require quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.   This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement.  On February 11, 2015, we made an additional voluntary repayment of $250 million on our Term Loan.  On February 25, 2016 and March 31, 2016, we made additional voluntary repayments of $500 million and $250 million, respectively, on our Term Loan. The 2016 repayments reduced our expected future contractual interest payments by approximately $16 million annually, based on the interest rate of 3.25% at March 31, 2016. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

Tranche A Term Loans.   In conjunction with the King Acquisition, the Company entered into three Amendments to the Credit Agreement (the “Amendments”). The Amendments, among other things, provided for incremental term loans in the form of Tranche A Term Loans in an aggregate principal amount of approximately $2.3 billion. The proceeds were issued and provided on February 23, 2016, upon successful closing of the King Acquisition and were used to fund the King Acquisition. On March 31, 2016, we entered into a fourth amendment to the Credit Agreement which provided for an incremental Tranche A Term Loan in the aggregate principal amount of $250 million, of which the total proceeds from the incremental borrowing were used to make the voluntary prepayment on our Term Loan discussed above.

The Tranche A Term Loans are scheduled to mature on October 11, 2020 and bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A., and (iii) the LIBOR for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin. LIBOR is subject to a floor of 0% and the base rate is subject to an effective floor of 1.00%. The applicable interest margin for Tranche A Term Loans ranges from 1.50% to 2.25% for LIBOR borrowings and from 0.50% to 1.25% for base rate borrowings and is determined by reference to a pricing grid based on the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement).

The Tranche A Term Loans require quarterly principal payments of 0.625% of the stated principal amount of the Tranche A Term Loans commencing on June 30, 2016, with increases to 1.250% starting on June 30, 2019 and 3.125% starting on June 30, 2020, with the remaining balance payable on the Tranche A Term Loans’ scheduled maturity date of October 11, 2020. Voluntary prepayments of the Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

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

The Tranche A Term Loans are secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Term Loan. The other terms of the Tranche A Term Loans are also generally the same as the terms of the Term Loan. At March 31, 2016, the Tranche A Term Loans bore interest at 2.43%. In certain circumstances, our applicable interest rate under the Tranche A Term Loans will increase.

2015 Revolving Credit Facility.  As part of the Amendments, upon the closing of the King Acquisition, the Company’s Original Revolver under the Credit Agreement in an aggregate principal amount of $250 million was replaced with a new revolving credit facility under the Credit Agreement in the same aggregate principal amount (the “2015 Revolving Credit Facility,” and, together with the Term Loan and Tranche A Term Loans, the “Credit Facilities”).

Borrowings under the 2015 Revolving Credit Facility may be borrowed, repaid, and re-borrowed by the Company and are available for working capital and other general corporate purposes. Up to $50 million of the 2015 Revolving Credit Facility may be used for letters of credit.

The 2015 Revolving Credit Facility is scheduled to mature on October 11, 2020. Borrowings under the 2015 Revolving Credit Facility bear interest, at the Company’s option, under the same terms as the Tranche A Term Loans. Additionally, the 2015 Revolving Credit Facility is subject to the same financial maintenance covenant and is secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Tranche A Term Loans. The other terms of the 2015 Revolving Credit Facility are generally the same as the terms of the Original Revolver. To date, we have not drawn on the 2015 Revolving Credit Facility.

Fees associated with the closing of the Term Loan, Tranche A Term Loans, and the Notes are recorded as debt discount, which reduces their respective the carrying values, and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

In connection with the debt financing for the King Acquisition, we incurred  $38 million of issuance costs that were capitalized and recorded within “Long term debt, net” in our condensed consolidated balance sheet. The amortization of these capitalized costs was not material to our condensed consolidated statement of operations for the three months ended March 31, 2016.

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

The Company was in compliance with the terms of the Notes and Credit Facilities as of March 31, 2016.

Debt Repayments

On February 2, 2016, the Board of Directors authorized net debt repayments of up to $1.5 billion of our outstanding debt during 2016.  As of March 31, 2016, we have made prepayments to reduce our total outstanding term loans by $500 million.

Capital Expenditures

For the year ending December 31, 2016, we anticipate total capital expenditures of approximately $155 million, primarily for computer hardware and software purchases.  During the first three months of 2016, we made aggregate capital expenditures of $27 million.

Off-Balance Sheet Arrangements

At March 31, 2016 and December 31, 2015, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Our Disclosure Committee, which operates under the Board of Directors-approved Disclosure Committee Charter and Disclosure Controls & Procedures Policy, includes senior management representatives and assists executive management in its oversight of the accuracy and timeliness of our disclosures, as well as in implementing and evaluating our overall disclosure process. As part of our disclosure process, senior finance and operational representatives from all of our corporate divisions and business units prepare quarterly reports regarding their current-quarter operational performance, future trends, subsequent events, internal controls, changes in internal controls, and other accounting and disclosure relevant information. These quarterly reports are reviewed by certain key corporate finance executives. These corporate finance representatives also conduct quarterly interviews on a rotating basis with the preparers of selected quarterly reports. The results of the quarterly reports and related interviews are reviewed by the Disclosure Committee. Finance representatives also conduct interviews with our senior management team, our legal counsel and other appropriate personnel involved in the disclosure process, as appropriate. Additionally, senior finance and operational representatives provide internal certifications regarding the accuracy of information they provide that is utilized in the preparation of our periodic public reports filed with the SEC. Financial results and other financial information also are reviewed with the Audit Committee of the Board of Directors on a quarterly basis. As required by applicable regulatory requirements, the principal executive and financial officers review and make various certifications regarding the accuracy of our periodic public reports filed with the SEC, our disclosure controls and procedures, and our internal control over financial reporting. With the assistance of the Disclosure Committee, we will continue to assess and monitor, and make refinements to, our disclosure controls and procedures, and our internal control over financial reporting.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•                  Revenue Recognition including Revenue Arrangements with Multiple Deliverables

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the three months ended March 31, 2016, there were no significant changes to the above critical accounting policies and estimates but we did expand the accounting policy disclosure for revenue recognition to include virtual currency as noted below.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a more complete discussion of our critical accounting policies and estimates.

Microtransaction Revenues

Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as a player uses the virtual goods purchased with the virtual currency.  We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, generally the estimated service period of the game.

Recently Issued Accounting Pronouncements

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements.

Stock-based compensation

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. We adopted this new standard as of January 1, 2016, and applied it prospectively. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Consolidations

In February 2015, the FASB issued new guidance related to consolidations. The new standard amends certain requirements for determining whether a variable interest entity must be consolidated. We adopted this new standard as of January 1, 2016. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs in financial statements. The new standard requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense.  We adopted this change in accounting principle as of January 1, 2016, and applied it retrospectively for each period presented.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Internal-Use Software

In April 2015, the FASB issued new guidance related to internal-use software. The new standard relates to a customer’s accounting for fees paid in cloud computing arrangements. The amendment provides guidance for customers to determine whether such arrangements include software licenses. If a cloud arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  We adopted this standard as of January 1, 2016, and applied it prospectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Inventory

In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.   The new standard is effective for fiscal years beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Business Combinations

In September 2015, the FASB issued new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, made to provisional amounts recorded at the acquisition date as a result of the business combination, be recognized in the reporting period the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. We adopted this new standard as of January 1, 2016, and applied it prospectively. No measurement period adjustments occurred as of and for the three months ended March 31, 2016.

Financial Instruments

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, amongst other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are evaluating the impact of this new accounting guidance on our financial statements.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic.  The new standard, amongst other things, requires a lessee to classify a lease as either a finance or operating lease in which lessees will need to recognize a right-of-use asset and a lease liability for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

Share-Based Payments

In March 2016, the FASB issued new guidance in an effort to simplify accounting for share-based payments. The new standard, amongst other things:

•                  will require that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur;

•                  will require excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•                  permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

The new standard is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted. We are evaluating the impact of this new accounting guidance on our financial statements.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices.  Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, net income, and cash flows from our international operations. Similarly, our revenues, operating expenses, net income, and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies.  Since we have significant international sales, but incur the majority of our costs in the U.S., the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar may have an asymmetric and disproportional impact on our business.  We monitor currency volatility throughout the year.

To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.

We assess the nature of these derivatives in accordance with FASB Accounting Standard Codification (“ASC”) Topic 815 to determine whether such derivatives should be designated as hedging instruments. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period. We report the fair value of these contracts within “Other current assets,” “Accrued expense and other liabilities,” “Other assets,” or “Other liabilities,” as applicable, in our Condensed Consolidated Balance Sheets based on the prevailing exchange rates of the various hedged currencies as of the end of the relevant period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

For foreign currency forward contracts entered into to mitigate risk from foreign currency-denominated monetary assets, liabilities, and earnings that are not designated as hedging instruments under ASC 815, changes in the estimated fair value of these derivatives are recorded within “General and administrative expenses” and “Interest and other expense (income), net” in our condensed consolidated statements of operations, consistent with the nature of the underlying transactions.

At March 31, 2016, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $376 million. The fair value of these foreign currency forward contracts was $8 million as of March 31, 2016, and recorded in “Other current assets” in our condensed consolidated balance sheet.

At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. The fair value of these foreign currency forward contracts was $11 million as of December 31, 2015, and recorded in “Other current assets” in our condensed consolidated balance sheet.

For the three months ended March 31, 2016 and 2015, pre-tax net gains associated with these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

For foreign currency forward contracts entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and which we designated as cash flow hedges in accordance with ASC Topic 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis to determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. We record the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassify the related amount of accumulated other comprehensive income (loss) to earnings within “General and administrative expense” when the hedged item impacts earnings. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the condensed consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $449 million at March 31, 2016 and $381 million at December 31, 2015.  These foreign currency forward contracts have remaining maturities of 12 months or less.  During the three months ended March 31, 2016 and 2015, there was no ineffectiveness relating to these hedges. At March 31, 2016, $9 million of net unrealized losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

During the three months ended March 31, 2016 and 2015, the amount pre-tax net realized losses reclassified out of “Accumulated other comprehensive income (loss)” due to maturity of these contracts was not material.

In the absence of the hedging activities described above, for the three months ended March 31, 2016, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $36 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of March 31, 2016, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $37 million. Because we have a LIBOR floor in our Term Loan and Tranche A Term Loan, our interest expense only increases when the underlying interest rate increases and it is at a level that exceeds the LIBOR floor.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2016, our $2.87 billion of cash and cash equivalents were comprised primarily of money market funds. The Company has determined that, based on the composition of our investment portfolio as of March 31, 2016, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting at March 31, 2016, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2016, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Year-End Assessment of Internal Control over Financial Reporting.

On February 23, 2016, we completed our acquisition of King Digital Entertainment plc. The acquired business constituted approximately 7 percent of total assets and 13 percent of net revenues of the consolidated financial statement amounts as of and for the three months ended March 31, 2016. We are in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our internal control over financial reporting.  In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is contemplated, we expect to exclude the acquired business from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016.

Part II.                   Other Information

Item 1.                     Legal Proceedings

We are subject to various legal proceedings and claims. SEC regulations govern disclosure of legal proceedings in periodic reports and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 450 governs the disclosure of loss contingencies and accrual of loss contingencies in respect of litigation and other claims. We record an accrual for a potential loss when it is probable that a loss will occur and the amount of the loss can be reasonably estimated. When the reasonable estimate of the potential loss is within a range of amounts, the minimum of the range of potential loss is accrued, unless a higher amount within the range is a better estimate than any other amount within the range. Moreover, even if an accrual is not required, we provide additional disclosure related to litigation and other claims when it is reasonably possible (i.e., more than remote) that the outcomes of such litigation and other claims include potential material adverse impacts on us.

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

King Initial Public Offering (the “King IPO”) Matter

Beginning on March 17, 2015, purported securities class action lawsuits were filed in the Superior Court of the State of California, County of San Francisco, against King, certain of its directors and executive officers and underwriters of the King IPO.  The lawsuits were brought by purported shareholders of King seeking to represent a class consisting of all those who purchased stock pursuant and/or traceable to the Registration Statement and Prospectus issued in connection with the King IPO.  The lawsuits were consolidated. Plaintiffs assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and seek unspecified damages and other relief. The court has set a trial date of May 1, 2017.  The Company has not recorded a liability in relation to these lawsuits and believes that the claims are without merit and intends to defend the lawsuits vigorously.

Other Matters

In addition, we are party to routine claims, suits, investigations, audits, and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 1A.            Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5.                     Other Information

On May 9, 2016, the Company received notice from ASAC II LLC (the “General Partner”), the general partner of ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, pursuant to Section 3.04(b) of the Stockholders Agreement, dated October 11, 2013, by and among the Company, ASAC, and, for the limited purposes set forth in Section 3.01(c) and Section 3.07 thereof, Robert A. Kotick and Brian G. Kelly, as amended, that ASAC intends to distribute all shares allocable to the limited partners of ASAC on June 8, 2016, in accordance with the waterfall set forth in the Amended and Restated Limited Partnership Agreement of ASAC.  On May 9, 2016, ASAC, the General Partner and certain other parties filed with the Securities and Exchange Commission Amendment No. 3 to a Schedule 13D containing further information.

Item 6.                     Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 2016

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

2.4	Form of Voting Undertaking executed by certain shareholders of King Digital Entertainment plc. (incorporated by reference to Exhibit 2.4 of the Company’s Form 8-K, filed November 3, 2015).

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Third Amended and Restated Bylaws of the Company, adopted as of February 2, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 8, 2016).

10.1

Employment Agreement, dated as of July 6, 2010, between Eric Hirshberg and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2011).

10.2

Notice of Assignment of Hirshberg Employment Agreement to Activision Blizzard, Inc. dated December 22, 2011 (incorporated by reference to Exhibit 10.97 of the Company’s Form 10-K for the year ended December 31, 2011).

10.3*	Amendment, dated as of October 15, 2015, to Employment Agreement between Eric Hirshberg and Activision Publishing, Inc.

10.4*	Notice of Stock Option Award, dated as of November 13, 2015, to Eric Hirshberg.

10.5

Fourth Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed April 1, 2016).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.