Form 10-Q
period 2016-06-30
Activision Blizzard, Inc.
filed 2016-08-04
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding at July 28, 2016 was 741,467,062.

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

The Company cautions that a number of important factors could cause Activision Blizzard, Inc.’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: uncertainties as to whether and when Activision Blizzard, Inc. will be able to realize the anticipated financial results from the acquisition of King Digital Entertainment plc; the integration of King Digital Entertainment plc being more difficult, time-consuming, or costly than expected; the diversion of management time and attention to issues relating to the operations and integration of King Digital Entertainment plc; sales levels of Activision Blizzard, Inc.’s titles; increasing concentration of revenue among a small number of titles; Activision Blizzard, Inc.’s ability to predict consumer preferences, including interest in specific genres, and preferences among hardware platforms; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; adoption rate and availability of new hardware (including peripherals) and related software; counterparty risks relating to customers, licensees, licensors, and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain, and develop key personnel and developers that can create high quality titles; changing business models, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from used games and other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; the outcome of current or future tax disputes; litigation risks and associated costs; protection of proprietary rights; shifts in consumer spending trends; capital market risks; applicable regulations; domestic and international economic, financial, and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners.

Part I.  Financial Information

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30, 2016	At December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,271	$1,823
Accounts receivable, net of allowances of $169 and $343, at June 30, 2016 and December 31, 2015, respectively	462	679
Inventories, net	94	128
Software development	287	336
Other current assets	306	421
Total current assets	3,420	3,387
Cash in escrow	—	3,561
Software development	150	80
Property and equipment, net	260	189
Deferred income taxes, net	405	275
Other assets	320	177
Intangible assets, net	2,281	482
Goodwill	9,771	7,095
Total assets	$16,607	$15,246

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$176	$284
Deferred revenues	1,238	1,702
Accrued expenses and other liabilities	721	625
Current portion of long-term debt, net	56	—
Total current liabilities	2,191	2,611
Long-term debt, net	4,977	4,074
Deferred income taxes, net	50	10
Other liabilities	835	483
Total liabilities	8,053	7,178
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,169,949,406 and 1,163,179,140 shares issued at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	10,425	10,242
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2016 and December 31, 2015	(5,588)	(5,637)
Retained earnings	4,366	4,096
Accumulated other comprehensive loss	(649)	(633)
Total shareholders’ equity	8,554	8,068
Total liabilities and shareholders’ equity	$16,607	$15,246

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net revenues
Product sales	$501	$528	$1,145	$1,311
Subscription, licensing and other revenues	1,069	516	1,880	1,011
Total net revenues	1,570	1,044	3,025	2,322

Costs and expenses
Cost of revenues - product sales:
Product costs	149	147	318	349
Software royalties, amortization, and intellectual property licenses	80	70	208	211
Cost of revenues - subscription, licensing, and other revenues:
Game operations and distribution costs	241	61	383	120
Software royalties, amortization, and intellectual property licenses	128	19	180	30
Product development	249	149	424	294
Sales and marketing	322	164	490	256
General and administrative	169	102	329	188
Total costs and expenses	1,338	712	2,332	1,448

Operating income	232	332	693	874

Interest and other expense (income), net	65	50	117	100

Income before income tax expense	167	282	576	774

Income tax expense	40	70	113	168

Net income	$127	$212	$463	$606

Earnings per common share
Basic	$0.17	$0.29	$0.62	$0.82
Diluted	$0.17	$0.29	$0.61	$0.81

Weighted-average number of shares outstanding
Basic	739	727	737	725
Diluted	750	735	748	734

Dividends per common share	$—	$—	$0.26	$0.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$127	$212	$463	$606

Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	85	(20)	(245)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	9	(8)	4	6
Unrealized losses on investments, net of tax	—	(3)	—	(3)
Total other comprehensive income (loss)	$(7)	$74	$(16)	$(242)

Comprehensive income	$120	$286	$447	$364

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$463	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(115)	20
Provision for inventories	19	12
Depreciation and amortization	341	40
Amortization of capitalized software development costs and intellectual property licenses(1)	265	225
Amortization of debt discount and debt financing costs	12	4
Stock-based compensation expense(2)	75	43
Excess tax benefits from stock awards	(52)	(23)
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	377	445
Inventories	13	(9)
Software development and intellectual property licenses	(272)	(171)
Other assets	129	166
Deferred revenues	(468)	(903)
Accounts payable	(112)	(122)
Accrued expenses and other liabilities	113	11
Net cash provided by operating activities	788	344

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(100)
Acquisition of business, net of cash acquired	(4,588)	—
Release of cash in escrow	3,561	—
Capital expenditures	(71)	(49)
Payment to acquire equity method investment	(5)	—
Decrease (increase) in restricted cash	(10)	5
Net cash used in investing activities	(1,113)	(144)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	60	61
Tax payment related to net share settlements on restricted stock rights	(69)	(24)
Excess tax benefits from stock awards	52	23
Dividends paid	(195)	(170)
Proceeds from debt financing	2,550	—
Repayment of long-term debt	(1,566)	(250)
Payment of debt discount and financing costs	(34)	—
Net cash provided by (used in) financing activities	798	(360)

Effect of foreign exchange rate changes on cash and cash equivalents	(25)	(272)

Net increase (decrease) in cash and cash equivalents	448	(432)

Cash and cash equivalents at beginning of period	1,823	4,848

Cash and cash equivalents at end of period	$2,271	$4,416

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2015	1,163	$—	(429)	$(5,637)	$10,242	$4,096	$(633)	$8,068

Components of comprehensive income:
Net income	—	—	—	—	—	463	—	463
Other comprehensive income (loss)	—	—	—	—	—	—	(16)	(16)
Issuance of common stock pursuant to employee stock options	4	—	—	—	60	—	—	60
Issuance of common stock pursuant to restricted stock rights	5	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(74)	—	—	(74)
Tax benefit associated with employee stock awards	—	—	—	—	51	—	—	51
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	70	—	—	70
Stock-based compensation assumed in acquisition (see Note 14)	—	—	—	—	76	—	—	76
Dividends ($0.26 per common share)	—	—	—	—	—	(193)	—	(193)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 10)	—	—	—	49	—	—	—	49

Balance at June 30, 2016	1,170	$—	(429)	$(5,588)	$10,425	$4,366	$(649)	$8,554

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

As of December 31, 2015, ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, held 172 million shares, or approximately 23% of the outstanding shares of our common stock at that time.  On June 8, 2016, ASAC II LLC, the general partner of ASAC, distributed approximately 141 million shares allocable to the limited partners of ASAC in accordance with its limited partnership agreement to allow them to control the voting and ownership of such shares. We did not receive any proceeds from the distribution of the shares. Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC.

As of June 30, 2016, we had approximately 741 million shares of common stock issued and outstanding.  At that date (i) ASAC held 31 million shares, or approximately 4% of the outstanding shares of our common stock, and (ii) our other stockholders held approximately 96% of the outstanding shares of our common stock.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On November 2, 2015, we and King Digital Entertainment plc (“King”), a leading interactive mobile entertainment company, entered into a transaction agreement (the “Transaction Agreement”) under the terms of which we would acquire King (the “King Acquisition”) and King would become a wholly-owned subsidiary of the Company. On February 23, 2016, we completed the King Acquisition, as further described in Note 14 of the Notes to the Condensed Consolidated Financial Statements. Our condensed consolidated financial statements include the operations of King commencing on February 23, 2016.

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game category, in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™, and Heroes of the Storm® franchises. On May 24, 2016, Blizzard added a new franchise, Overwatch®, a team-based first-person shooter available on the PC and console platforms. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; in-game purchases and services; retail sales of physical “boxed” products; online download sales of PC products; purchases and downloads via third-party console, mobile, and tablet platforms; and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) King Digital Entertainment

King Digital Entertainment is a leading interactive mobile entertainment company that develops and distributes games on mobile platforms, such as Android and iOS, and on online and social platforms, such as Facebook and king.com websites. King has four established free-to-play franchises: Candy Crush™, Farm Heroes™, Bubble Witch™, and Pet Rescue™, where monetization occurs through players purchasing in-game virtual currency which can be used in-game to buy virtual items.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  The Major League Gaming (“MLG”) business (which we formerly referred to as Activision Blizzard Media Networks or Media Networks), which is devoted to eSports and builds on our competitive gaming efforts by creating ways to deliver the best-in-class fan experience across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

•                  The Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our extensive library of iconic and globally-recognized intellectual properties.

•                  The Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Cost of revenues presentation

In periods prior to the three months ended June 30, 2016, we presented cost of revenues in our consolidated statements of operations in four financial statement captions: “Cost of sales — product costs,” “ Cost of sales — online,” “Cost of sales — software royalties and amortization,” and “Cost of sales — intellectual property licenses.” In our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, we revised the presentation to more clearly align our costs of revenues with the associated revenue captions as follows:

Cost of revenues - product sales:

(i)             “Product costs” - includes the manufacturing costs of goods produced and sold during the reporting period. These generally include product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

(ii)          “Software royalties, amortization, and intellectual property licenses” - includes the amortization of capitalized software costs and royalties attributable to product sales revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to product sales revenues.

Cost of revenues - subscription, licensing, and other revenues:

(i)             “Game operations and distribution costs” - includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fee, and payment provider fees.

(ii)          “Software royalties, amortization, and intellectual property licenses” - includes the amortization of capitalized software costs and royalties attributable to subscription, licensing and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to subscription, licensing and other revenues.

Prior periods have been reclassified to conform to the current presentation.

Summary of Significant Accounting Policies

During the six months ended June 30, 2016, there were no significant changes to our accounting policies but we did expand the accounting policy disclosure for revenue recognition to include virtual currency as noted below.  Refer to Note 2 contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for our full summary of significant accounting policies.

Microtransaction Revenues

Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as a player uses the virtual goods purchased with the virtual currency.  We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, which is generally the estimated service period of the game.

Supplemental Cash Flow Information: Non-cash investing and financing activities

For the six months ended June 30, 2016, we had non-cash purchase price consideration of $89 million related to vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards in the King Acquisition.  Refer to Note 14 for further discussion.

2.                                      Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At June 30, 2016	At December 31, 2015
Finished goods	$69	$101
Purchased parts and components	25	27
Inventories, net	$94	$128

At June 30, 2016, and December 31, 2015, inventory reserves were $59 million and $54 million, respectively.

3.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At June 30, 2016	At December 31, 2015
Internally-developed software costs	$284	$266
Payments made to third-party software developers	153	150
Total software development costs	$437	$416

Intellectual property licenses	$4	$30

Intellectual property licenses are classified within “Other current assets” and “Other assets” in our Condensed Consolidated Balance Sheets.

Amortization of capitalized software development costs and intellectual property licenses was the following (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of capitalized software development costs and intellectual property licenses	$115	$85	$265	$232

4.                                      Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(408)	$746
Developed software	3 - 5 years	595	(58)	537
Customer base	2 years	617	(111)	506
Trade names	7 - 10 years	54	(3)	51
Other	1 - 8 years	18	(10)	8
Total definite-lived intangible assets		$2,438	$(590)	$1,848

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$2,281

	At December 31, 2015
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	1 - 10 years	$116	$(93)	$23
Internally-developed franchises	11 years	309	(298)	11
Developed software	5 years	15	—	15
Total definite-lived intangible assets		$440	$(391)	$49

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$482

The balances of intangible assets, net presented in the table above at June 30, 2016, does not include license agreement intangible assets that were fully amortized at December 31, 2015, and hence have been removed from the June 30, 2016, balances as presented. Amortization expense of intangible assets was $203 million and $285 million for the three and six months ended June 30, 2016, respectively. Amortization expense of intangible assets was $2 million and $3 million for the three and six months ended June 30, 2015, respectively.

At June 30, 2016, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2016 (remaining six months)	$421
2017	778
2018	361
2019	201
2020	66
Thereafter	21
Total	$1,848

5.                                      Goodwill

The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2016, are as follows (amounts in millions):

	Activision	Blizzard	King	Other	Total
Balance at December 31, 2015	$6,905	$178	$—	$12	$7,095
Additions through acquisition	—	—	2,678	—	2,678
Other	(2)	—	—	—	(2)
Balance at June 30, 2016	$6,903	$178	$2,678	$12	$9,771

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

6.                                      Fair Value Measurements

Financial Accounting Standards Board (“FASB”) literature regarding fair value measurements for financial and non-financial assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

•      Level 1 - Quoted prices in active markets for identical assets or liabilities;

•      Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and

•      Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Fair Value Measurements on a Recurring Basis

The table below segregates all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2016 Using
	As of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,071	$2,071	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Foreign currency forward contracts not designated as hedges	6	—	6	—	Other current assets
Foreign currency forward contracts designated as hedges	5	—	5	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Other assets
Total recurring fair value measurements	$2,125	$2,105	$11	$9

Financial liabilities:
Foreign currency forward contracts designated as hedges	(4)	$—	$(4)	$—	Accrued expenses and other liabilities

	Fair Value Measurements at December 31, 2015 Using
	As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$1,613	$1,613	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Foreign currency forward contracts not designated as hedges	11	—	11	—	Other current assets
ARS	9	—	—	9	Other assets
Total recurring fair value measurements	$1,667	$1,647	$11	$9

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(4)	$—	$(4)	$—	Accrued expenses and other liabilities

ARS represented the only level 3 investment held by the Company. There were no changes in the fair value of these investments for the six months ended June 30, 2016.

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

At June 30, 2016, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $260 million. The fair value of these foreign currency forward contracts was $6 million as of June 30, 2016, and recorded in “Other current assets” in our Condensed Consolidated Balance Sheet.

At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. The fair value of these foreign currency forward contracts was $11 million as of December 31, 2015, and recorded in “Other current assets” in our Condensed Consolidated Balance Sheet.

For the three and six months ended June 30, 2016 and 2015, pre-tax net gains associated with these forward contracts were not material.

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

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $443 million at June 30, 2016, and $381 million at December 31, 2015.  These foreign currency forward contracts have remaining maturities of 12 months or less.  During the three and six months ended June 30, 2016, and 2015, there was no ineffectiveness relating to these hedges. At June 30, 2016, $1 million of net unrealized gains or losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

During the three and six months ended June 30, 2016 and 2015, the amount pre-tax net realized gains reclassified out of “Accumulated other comprehensive income (loss)” due to maturity of these contracts was not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and six months ended June 30, 2016, and 2015, there were no impairment charges related to assets that are measured on a non-recurring basis.

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

Borrowings under the Term Loan bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan are subject to a LIBOR floor of 0.75%.  At June 30, 2016, the Term Loan bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Term Loan will increase.

In addition to paying interest on outstanding principal balances under the Term Loan, we were required to pay the lenders a commitment fee on unused commitments under the Original Revolver. Commitment fees are recorded within “Interest and other expense (income), net” in our Condensed Consolidated Statement of Operations. We are also required to pay customary letter of credit fees, if any, and agency fees.

The terms of the Credit Agreement require quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.   This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement.  On February 11, 2015, we made an additional voluntary repayment of $250 million on our Term Loan.  On February 25, March 31, and May 26, 2016, we made additional voluntary repayments of $500 million, $250 million, and $800 million, respectively, on our Term Loan.

Tranche A Term Loans.   In conjunction with the King Acquisition, the Company entered into three Amendments to the Credit Agreement (the “Amendments”). The Amendments, among other things, provided for incremental term loans in the form of Tranche A Term Loans in an aggregate principal amount of approximately $2.3 billion. The proceeds were issued and provided on February 23, 2016, upon successful closing of the King Acquisition, and were used to fund the King Acquisition. On March 31, 2016, we entered into a fourth amendment to the Credit Agreement which provided for an incremental Tranche A Term Loan in the aggregate principal amount of $250 million, and the total proceeds from the incremental borrowing were used to make the March 31, 2016 voluntary prepayment on our Term Loan as discussed above.

The Tranche A Term Loans are scheduled to mature on October 11, 2020, and bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the LIBOR for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin. LIBOR is subject to a floor of 0% and the base rate is subject to an effective floor of 1.00%. The applicable interest margin for Tranche A Term Loans ranges from 1.50% to 2.25% for LIBOR borrowings and from 0.50% to 1.25% for base rate borrowings and is determined by reference to a pricing grid based on the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement).

The Tranche A Term Loans require quarterly principal payments of 0.625% of their stated principal amount commencing June 30, 2016, with increases to 1.250% starting on June 30, 2019, and 3.125% starting on June 30, 2020, with the remaining balance payable on the Tranche A Term Loans’ scheduled maturity date of October 11, 2020. Voluntary prepayments of the Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

The Tranche A Term Loans are subject to a financial maintenance covenant requiring the Company to maintain a maximum Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) of 4.00 to 1.00, which will decrease to 3.50 to 1.00 (I) after the sixth full fiscal quarter after the Tranche A Term Loans are made or (II) if the Collateral Suspension (as defined in the Credit Agreement) occurs prior to the date falling 18 months after the Tranche A Term Loans are made, on the later of (x) the last day of the fourth full fiscal quarter after the Tranche A Term Loans are made and (y) the last day of the fiscal quarter in which the Collateral Suspension occurs.

The Tranche A Term Loans are secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Term Loan. The other terms of the Tranche A Term Loans are also generally the same as the terms of the Term Loan. At June 30, 2016, the Tranche A Term Loans bore interest at 2.46%. In certain circumstances, our applicable interest rate under the Tranche A Term Loans will increase.

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

The 2015 Revolving Credit Facility is scheduled to mature on October 11, 2020. The interest rate options available to the Company for borrowings under the 2015 Revolving Credit Facility are the same as those available to the Company for the Tranche A Term Loans. Additionally, the 2015 Revolving Credit Facility is subject to the same financial maintenance covenant and is secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Tranche A Term Loans. The other terms of the 2015 Revolving Credit Facility are generally the same as the terms of the Original Revolver. To date, we have not drawn on the 2015 Revolving Credit Facility.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 66% of our consolidated total assets.  The Credit Agreement contains customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and mergers and acquisitions.  A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of June 30, 2016.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured, including the Credit Facilities. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and mergers and acquisitions.  The Company was in compliance with the terms of the Notes as of June 30, 2016.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year.  As of June 30, 2016, and December 31, 2015, we had interest payable of $38 million related to the Notes, recorded within “Accrued expenses and other liabilities” in our Condensed Consolidated Balance Sheet.

We may redeem the 2021 Notes on or after September 15, 2016, and the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. At any time prior to September 15, 2016, with respect to the 2021 Notes, and at any time prior to September 15, 2018, with respect to the 2023 Notes, we may also redeem some or all of the Notes by paying a “make-whole premium,” plus accrued and unpaid interest.  Further, upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of each of the 2021 Notes and 2023 Notes outstanding with the net cash proceeds from such offerings. The Notes are repayable, in whole or in part and at the option of the holders, upon the occurrence of a change in control and a ratings downgrade, at a purchase price equal to 101% of principal, plus accrued and unpaid interest.   These redemption options are considered clearly and closely related to the Notes and are not accounted for separately upon issuance.

Debt Discounts and Issuance Costs

Fees associated with the closing of the Term Loan, Tranche A Term Loans, and the Notes are recorded as debt discount, which reduces their respective carrying values, and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our Condensed Consolidated Statement of Operations.

In connection with the debt financing for the King Acquisition, we incurred $38 million of issuance costs that were capitalized and recorded within “Current portion of long-term debt, net” and “Long-term debt, net” in our Condensed Consolidated Balance Sheet. The amortization of these capitalized costs was not material to our condensed consolidated statement of operations for the three and six months ended June 30, 2016.

We classified and presented unamortized deferred financing costs associated with the Term Loan, Tranche A Term Loans, and the Notes as a reduction of their respective gross carrying amounts for all periods presented in accordance with a recent accounting standard that became effective on January 1, 2016.  Refer to Note 15 for further discussion of the recent accounting standard.

A summary of our debt is as follows (amounts in millions):

	At June 30, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Term Loan	$319	$(3)	$316
Tranche A Term Loans	2,534	(36)	2,498
2021 Notes	1,500	(20)	1,480
2023 Notes	750	(11)	739
Total debt	$5,103	$(70)	$5,033
Less: current portion of long-term debt	(64)	8	(56)
Total long-term debt	$5,039	$(62)	$4,977

	At December 31, 2015
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Term Loan	$1,869	$(11)	$1,858
2021 Notes	1,500	(22)	1,478
2023 Notes	750	(12)	738
Total long-term debt	$4,119	$(45)	$4,074

For the three and six months ended June 30, 2016: interest expense was $55 million and $107 million, respectively; amortization of the debt discount for the Credit Facilities and Notes was $6 million and $10 million, respectively; and commitment fees for the Original Revolver and the 2015 Revolving Credit Facility were not material. For the three and six months ended June 30, 2015: interest expense was $48 million and $97 million, respectively; amortization of the debt discount for the Credit Facilities and Notes was $2 million and $3 million, respectively; and commitment fees for the Original Revolver and the 2015 Revolving Credit Facility were not material.

As of June 30, 2016, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2016 (remaining six months)	$32
2017	64
2018	64
2019	112
2020	2,581
Thereafter	2,250
Total	$5,103

As of June 30, 2016, and December 31, 2015, the carrying value of the Term Loan and Tranche A Term Loans approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,571 million, and $811 million, respectively, as of June 30, 2016. Based on Level 2 inputs, the fair values of the 2021 Notes and 2023 Notes were $1,571 million and $795 million, respectively, as of December 31, 2015.

Debt Repayments

On February 2, 2016, the Board of Directors authorized debt repayments of up to $1.5 billion of our outstanding debt during 2016.  For the six months ended June 30, 2016, we have made prepayments to reduce our total outstanding term loans by $1.3 billion.

8.                                      Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at June 30, 2016 and 2015, were as follows (amounts in millions):

	For the Six Months Ended June 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2015	$(630)	$(4)	$1	$(633)
Other comprehensive income (loss) before reclassifications	(20)	2	—	(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Balance at June 30, 2016	$(650)	$—	$1	$(649)

	For the Six Months Ended June 30, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2014	$(304)	$—	$1	$(303)
Other comprehensive income (loss) before reclassifications	(245)	8	(3)	(240)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Balance at June 30, 2015	$(549)	$6	$(2)	$(545)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.                                      Operating Segments and Geographic Region

Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. Currently, we have three reportable operating segments (see Note 1 of the Notes to Condensed Consolidated Financial Statements). We do not aggregate operating segments in determining and disclosing our reportable segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to financings and acquisitions. The CODM does not review any information regarding total assets on an operating segment basis, and, accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2016 and 2015 are presented below (amounts in millions):

	For the Three Months Ended June 30,
	2016	2015	2016	2015
	Net revenues		Operating income and income before income tax expense
Activision	$332	$313	$88	$57
Blizzard	738	385	333	117
King	484	—	176	—
Reportable segments total	1,554	698	597	174

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	55	61	(9)	(1)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(39)	285	(108)	181
Stock-based compensation expense	—	—	(41)	(21)
Amortization of intangible assets	—	—	(203)	(1)
Fees and other expenses related to acquisitions (2)	—	—	(4)	—
Consolidated net revenues / operating income	$1,570	$1,044	$232	$332
Interest and other expense (income), net			65	50
Consolidated income before income tax expense			$167	$282

	For the Six Months Ended June 30, 2016
	2016	2015	2016	2015
	Net revenues		Operating income and income before income tax expense
Activision	$692	$616	$187	$121
Blizzard	1,032	737	419	256
King	691	—	243	—
Reportable segments total	2,415	1,353	849	377

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	102	109	(9)	(1)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	508	860	261	545
Stock-based compensation expense	—	—	(85)	(44)
Amortization of intangible assets	—	—	(285)	(3)
Fees and other expenses related to acquisitions (2)	—	—	(38)	—
Consolidated net revenues / operating income	$3,025	$2,322	$693	$874
Interest and other expense (income), net			117	100
Consolidated income before income tax expense			$576	$774

(1)                                 Other includes other income and expenses from operating segments managed outside the reportable segments, including MLG, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses related to the King Acquisition, inclusive of related debt financings.

Geographic information presented below for the three and six months ended June 30, 2016 and 2015, is based on the location of the paying customer. Net revenues from external customers by geographic region were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues by geographic region:
Americas	$860	$551	$1,613	$1,255
EMEA (1)	507	388	1,028	852
Asia Pacific	203	105	384	215
Total consolidated net revenues	$1,570	$1,044	$3,025	$2,322

(1)                                 EMEA consists of the Europe, Middle East, and Africa geographic regions.

The Company’s net revenues in the U.S. were 48% and 50% of consolidated net revenues for the three months ended June 30, 2016 and 2015, respectively. The Company’s net revenues in the U.K. were 10% and 14% of consolidated net revenues for the three months ended June 30, 2016 and 2015, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended June 30, 2016 or 2015.

The Company’s net revenues in the U.S. were 47% and 52% of consolidated net revenues for the six months ended June 30, 2016 and 2015, respectively. The Company’s net revenues in the U.K. were 11% and 13% of consolidated net revenues for the six months ended June 30, 2016 and 2015, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the six months ended June 30, 2016 or 2015.

Net revenues by platform were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues by platform:
Console	$650	$559	$1,415	$1,317
PC (1)	411	370	811	755
Mobile and ancillary (2)	454	54	697	141
Other (3)	55	61	102	109
Total consolidated net revenues	$1,570	$1,044	$3,025	$2,322

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

(3)               Net revenues from Other include revenues from MLG, Studios, and Distribution businesses.

Long-lived assets by geographic region at June 30, 2016, and December 31, 2015, were as follows (amounts in millions):

	At June 30, 2016	At December 31, 2015
Long-lived assets (1) by geographic region:
Americas	$147	$138
EMEA	98	42
Asia Pacific	15	9
Total long-lived assets by geographic region	$260	$189

(1)               The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant, and equipment assets; all other long-term assets are not allocated by location.

10.                               Income Taxes

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state, and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); research and development credits; changes in enacted tax laws and regulations, rulings, and interpretations thereof, including with respect to tax credits, and state and local income taxes; developments in tax audits and other matters;  and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $40 million for the three months ended June 30, 2016, reflects an effective tax rate of 24%, which is lower than the effective tax rate of 25% for the three months ended June 30, 2015.  The decrease is due to the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings.

The income tax expense of $113 million for the six months ended June 30, 2016, reflects an effective tax rate of 20%, which is lower than the effective tax rate of 22% for the six months ended June 30, 2015. The decrease is primarily due to the net benefit related to the settlement of an income tax audit during the first quarter of 2016 and the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings.

The effective tax rate of 24% for the three months ended June 30, 2016 differs from the US statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates and the recognition of federal and California research and development credits, partially offset by increases to the Company’s reserve for uncertain tax positions.

The effective tax rate of 20% for the six months ended June 30, 2016 differs from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the recognition of federal and California research and development credits, and the net benefit related to the settlement of an income tax audit during the first quarter of 2016,  partially offset by certain nondeductible costs incurred during the period and increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2009, 2010, and 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter. In addition, as part of purchase price accounting for the King Acquisition, the Company assumed $77 million of uncertain tax positions primarily related to the transfer pricing of King tax years occurring prior to the King Acquisition.  The Company is currently in negotiations with the relevant jurisdictions and taxing authorities, which could result in a different allocation of profits and losses between the relevant jurisdictions.

Vivendi Games’ results for the period from January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates, while Vivendi Games’ results for the period from July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. IRS Appeals proceedings concerning Vivendi Games’ tax return for the 2008 tax year were concluded during July 2016, but that year remains open to examination by other major taxing authorities. The Company is in the process of analyzing the IRS Appeals closing agreements and does not anticipate a significant impact to its consolidated financial statements.

Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by tax authorities in various jurisdictions, including France. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. The outcome of such proceedings may have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the period or periods in which the matters are resolved or in which appropriate tax provisions are taken into account in our financial statements.   If we were to receive a materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations, except as noted above. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our consolidated financial position, liquidity or results of operations in the period or periods in which the matters are ultimately resolved or in which appropriate tax provisions are taken into account in our financial statements.

In 2013, in connection with a share repurchase from Vivendi (the “Purchase Transaction”), we assumed certain tax attributes, generally consisting of net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction.  For the six months ended June 30, 2016, we utilized $196 million of the NOL, which resulted in a tax benefit of $69 million, and a corresponding reserve of $69 million was established.  As of June 30, 2016, an indemnification asset of $175 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock.”

11.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Consolidated net income	$127	$212	$463	$606
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(2)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(1)	(2)	(1)	(5)
Numerator for basic and diluted earnings per common share — income available to common shareholders	$126	$210	$460	$597

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	739	727	737	725
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	11	8	11	9
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	750	735	748	734

Basic earnings per common share	$0.17	$0.29	$0.62	$0.82

Diluted earnings per common share	$0.17	$0.29	$0.61	$0.81

Certain of our unvested restricted stock rights (including certain restricted stock units and performance shares) met the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and six months ended June 30, 2016, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 3 million shares of common stock that are participating in earnings. For the three and six months ended June 30, 2015, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 9 million and 10 million shares of common stock, respectively, that are participating in earnings.

Certain of our employee-related restricted stock rights and options are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period.  Approximately 10 million shares are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016, as their respective performance measures had not yet been met. Approximately 3 million shares are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2015, as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 4 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2016, and options to acquire 1 million and 6 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2015, respectively, as the effect of their inclusion would be anti-dilutive.

12.                               Capital Transactions

Repurchase Program

On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.  As of June 30, 2016, we have not repurchased any shares under this program.

Dividends

On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share, payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016. On May 11, 2016, we made an aggregate cash dividend payment of $192 million to such shareholders, and on May 27, 2016, we made related dividend equivalent payments of $3 million to certain holders of restricted stock rights.

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

The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside of our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, profitability, cash flows, or liquidity.

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

14.                               Acquisitions

King Digital Entertainment plc

On February 23, 2016 (the “King Closing Date”), we completed the King Acquisition under the terms of the Transaction Agreement, purchasing all of the outstanding shares of King for $18.00 cash per share. As a result, King became a wholly owned subsidiary of Activision Blizzard. King is a leading interactive entertainment company that develops and distributes games on mobile platforms such as Android and iOS, and on online and social platforms such as Facebook and king.com websites. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

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

The Company identified and recorded assets acquired and liabilities assumed at their estimated fair values at the King Closing Date, and allocated the remaining value of approximately $2.7 billion to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, and are based on information available as of the date of this Quarterly Report on Form 10-Q. Additional information may become available subsequently and may result in changes in the values allocated to various assets and liabilities, including the fair value of identified intangible assets, deferred income taxes, and contingent liabilities. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period of up to 12 months from the date of the King Acquisition may result in material adjustments to goodwill.

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

During the six months ended June 30, 2016, the Company incurred $38 million of expenses related to the King Acquisition, which are included within “General and administrative” in the Condensed Consolidated Statements of Operations. In connection with the debt financing that occurred on the King Closing Date, we incurred $38 million of issuance costs that were capitalized and recorded within “Long-term debt, net” on our Condensed Consolidated Balance Sheet. The amortization of these capitalized costs was not material to our condensed consolidated statement of operations for the three and six months ended June 30, 2016.

Stock-Based Compensation

In connection with the King Acquisition, a majority of the outstanding King options and awards that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company’s common stock, using an equity award exchange ratio calculated in accordance with the Transaction Agreement. As a result, replacement equity options and awards of 10 million and 3 million, respectively, were issued in connection with the King Acquisition. The portion of the fair value related to pre-combination services of $76 million was included in the purchase price while the remaining fair value will be recognized over the remaining service periods. As of June 30, 2016, the future expense for the converted King unvested options and awards was approximately $71 million, which will be recognized over a weighted average service period of approximately 2.0 years.

The remaining portion of outstanding unvested awards that were assumed were replaced with deferred cash awards. The cash proceeds were placed in an escrow-like account with the cash releases to occur based on the awards’ original vesting schedule upon future service being rendered. The cash associated with these awards is recorded in “Other current assets” and “Other assets” in our Condensed Consolidated Balance Sheet. The portion of the fair value related to pre-combination services of $22 million was included in the purchase price while the remaining fair value of approximately $9 million will be recognized over the remaining service periods. A portion of the cash proceeds placed in an escrow-like account were released to award holders, but the amount was not material.

Identifiable Intangible Assets Acquired and Goodwill

The preliminary fair values of the identifiable intangible assets acquired from King were estimated using an income approach, with the exception of the customer base, which was estimated using a cost approach. The fair value of the intangibles using the income approach was determined with the following key assumptions: (a) a weighted average cost of capital of 13%, (b) long-term revenue decay rates ranging from 0% to 65%, and (c) royalty rates ranging from 0.5% to 8%. The fair value of the intangibles using the cost approach was based on amounts that would be required to replace the asset (i.e., replacement cost).

The Internally-developed franchises, Customer base, Developed software, and Trademark intangible assets will be amortized to “Cost of revenues - subscription, licensing, and other revenues - software royalties, amortization, and intellectual property licenses,” “Sales and marketing,” “Cost of revenues - subscription, licensing, and other revenues - software royalties, amortization, and intellectual property licenses,” and “General and administrative,” respectively. The intangible assets will be amortized over their estimated useful lives in proportion to the economic benefits received.

The $2.7 billion of goodwill recognized is primarily attributable to the benefits the Company expects to derive from accelerated expansion as an interactive entertainment provider in the mobile sector, future franchises, and technology, as well as the management team’s proven ability to create future games and franchises. Approximately $620 million of the goodwill is expected to be deductible for tax purposes in the U.S.

Contingent Liabilities Assumed

As a result of the King Acquisition, we assumed contingent liabilities related to contingent consideration associated with King’s previous acquisitions of Nonstop Games Oy and Z2Live, Inc. The remaining contingent consideration for Non Stop Games Oy is linked to amounts generated from games launched by Nonstop Games Oy over a specified period. The range of the potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is from $0 million to $84 million. The remaining contingent consideration for  Z2Live, Inc., is linked to amounts generated from specific games launched by Z2Live, Inc. within a defined period. The potential range of undiscounted future payments that the Company could be required to make under the contingent consideration arrangement is from $0 million to $75 million. The fair value of the contingent consideration arrangement at the King Closing date and as of June 30, 2016, for Nonstop Games Oy and Z2Live, Inc. was immaterial.

King Net Revenue and Earnings

The amount of net revenue and earnings attributable to King in the Company’s condensed consolidated statement of operations during the six months ended June 30, 2016, are included in the table below.  The amounts presented represent the net revenues and earnings after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues.

	For the Three Months Ended	For the Six Months Ended
(in millions)	June 30, 2016	June 30, 2016

Net revenues	$458	$641
Net loss	$(49)	$(99)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and King, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit sharing bonus plan established as part of the King Acquisition,  and interest expense from the new debt, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition related costs of approximately $64 million for the six months ended June 30, 2016.

Non-recurring acquisition related costs for the three months ended June 30, 2016,  were not material. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the King Acquisition, and any borrowings undertaken to finance the King Acquisition, had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Net revenues	$1,570	$1,540	$3,305	$3,389
Net income	$140	$168	$470	$548
Basic earnings per common share	$0.19	$0.23	$0.63	$0.74
Diluted earnings per common share	$0.19	$0.22	$0.62	$0.73

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

Inventory

In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for fiscal years beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Business Combinations

In September 2015, the FASB issued new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, on provisional amounts recorded at the acquisition date as a result of the business combination be recognized in the reporting period the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. We adopted this new standard as of January 1, 2016, and applied it prospectively. No measurement period adjustments occurred as of and for the six months ended June 30, 2016.

Financial Instruments

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, amongst other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new standard also simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are evaluating the impact of this new accounting guidance on our financial statements.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic.  The new standard, amongst other things, requires a lessee to classify a lease as either a finance or operating lease in which lessees will need to recognize a right-of-use asset and a lease liability for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

Share-Based Payments

In March 2016, the FASB issued new guidance in an effort to simplify accounting for share-based payments. The new standard, amongst other things:

•                   requires that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur;

•                   requires excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•                   permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

The new standard is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted.

We intend to early adopt this standard during the three months ending September 30, 2016. Upon adoption, we intend to continue to estimate the number of awards that are expected to vest using an estimated forfeiture rate.

If we had adopted this standard in the current quarter, we would have recorded $24 million and $51 million of windfall tax benefits as a reduction to income tax expense in our consolidated statement of operations for the three and six months ended June 30, 2016, respectively. Under the new standard, the weighted-average number of dilutive shares outstanding would have increased by approximately 3 million for the three and six months ending June 30, 2016.  As a result, the diluted earnings per common share would have increased $0.03 and $0.07 for the three and six months ended June 30, 2016, respectively. Further, as the new standard requires excess tax benefits from share-based payments be reported as an operating activity on the statement of cash flows, net cash provided by operating activities would have increased by $52 million for the six months ended June 30, 2016, with a corresponding decrease in the net cash provided by financing activities.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc., and its subsidiaries.

Activision Blizzard is the result of the 2008 business combination (“Business Combination”) by and among the Company (then known as Activision, Inc.), Sego Merger Corporation, a wholly-owned subsidiary of Activision, Inc., Vivendi S.A. (“Vivendi”), VGAC LLC, a wholly-owned subsidiary of Vivendi, and Vivendi Games, Inc. (“Vivendi Games”), a wholly-owned subsidiary of VGAC LLC.  As a result of the consummation of the Business Combination, Activision, Inc., was renamed Activision Blizzard, Inc.

As of December 31, 2015, ASAC II LP (“ASAC”), an exempted limited partnership established under the laws of the Cayman Islands, held 172 million shares, or approximately 23% of the outstanding shares of our common stock at that time.  On June 8, 2016, ASAC II LLC, the general partner of ASAC, distributed approximately 141 million shares allocable to the limited partners of ASAC in accordance with its limited partnership agreement to allow them to control the voting and ownership of such shares. We did not receive any proceeds from the distribution of the shares. Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are affiliates of ASAC II LLC.

As of June 30, 2016, we had approximately 741 million shares of common stock issued and outstanding.  At that date (i) ASAC held 31 million shares, or approximately 4% of the outstanding shares of our common stock, and (ii) our other stockholders held approximately 96% of the outstanding shares of our common stock.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On November 2, 2015, we and King Digital Entertainment, a leading interactive mobile entertainment company (“King”), entered into a transaction agreement (the “Transaction Agreement”) under the terms of which we would acquire King (the “King Acquisition”) and King would become a wholly-owned subsidiary of the Company. On February 23, 2016 (the “King Closing Date”), we completed the King Acquisition under the terms of the Transaction Agreement and purchased all of the outstanding shares of King for $18.00 cash per share. The aggregate purchase price of King was approximately $5.8 billion, which was paid on the King Closing Date and funded with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

We made this acquisition because we believe that the addition of King’s highly-complementary mobile business positions the Company as a global leader in interactive entertainment across mobile, console, and PC platforms, as well as positioning us for future growth.

Reportable Segments

Based upon our organizational structure, we conduct our business through three reportable operating segments: Activision Publishing, Inc., Blizzard Entertainment, Inc., and King Digital Entertainment.

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and content. Activision delivers content to a broad range of gamers, ranging from children to adults, and from core gamers to mass-market consumers, in a variety of geographies. Activision develops, markets, and sells products through retail channels or digital downloads, which are principally based on our internally-developed intellectual properties, including games in the Call of Duty® and Skylanders® franchises, as well as some licensed properties.  Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny. Activision currently offers games that operate on: the Microsoft Corporation (“Microsoft”) Xbox One (“Xbox One”) and Xbox 360 (“Xbox 360”), Nintendo Co. Ltd. (“Nintendo”) Wii U (“Wii U”) and Wii (“Wii”), and Sony Computer Entertainment, Inc. (“Sony”) PlayStation 4 (“PS4”) and PlayStation 3 (“PS3”) console systems; the PC; the Nintendo 3DS, Nintendo Dual Screen, and Sony PlayStation Vita handheld game systems; and mobile and tablet devices.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game category, in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile, and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™, and Heroes of the Storm® franchises. On May 24, 2016, Blizzard added a new franchise, Overwatch®, a team-based first-person shooter available on the PC and console platforms. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including subscriptions, sales of prepaid subscription cards, in-game purchases and services, retail sales of physical “boxed” products, online download sales of PC products, purchases and downloads via third-party console, mobile, and tablet platforms, and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) King Digital Entertainment plc

King Digital Entertainment is a leading interactive mobile entertainment company that develops and distributes games on mobile platforms such as Android and iOS along with games that can be played on Facebook and king.com websites. King has four established free-to-play franchises: Candy Crush™, Farm Heroes™, Bubble Witch™, and Pet Rescue™, where monetization occurs through players purchasing in-game virtual currency which can be used in-game to buy virtual items.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  The Major League Gaming (“MLG”) business (which we formerly referred to as Activision Blizzard Media Networks or Media Networks), which is devoted to eSports and builds on our competitive gaming efforts by creating ways to deliver the best-in-class fan experience across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

•                  The Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our extensive library of iconic and globally-recognized intellectual properties.

•                  The Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistical, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Highlights

For the three months ended June 30, 2016, Activision Blizzard had net revenues of $1.6 billion, as compared to net revenues of $1.0 billion for the same period in 2015.  For the three months ended June 30, 2016, Activision Blizzard had earnings per diluted share of $0.17, as compared to earnings per diluted share of $0.29 for the same period in 2015.

For the six months ended June 30, 2016, Activision Blizzard had net revenues of $3.0 billion, as compared to net revenues of $2.3 billion for the same period in 2015.  For the six months ended June 30, 2016, Activision Blizzard had earnings per diluted share of $0.61, as compared to earnings per diluted share of $0.81 for the same period in 2015.

Net revenues for the three months ended June 30, 2016 include a net effect of $39 million from additional deferral of net revenues.  Net revenues for the six months ended June 30, 2016 include a net effect of $508 million from recognition of deferred net revenues. Since certain games are hosted or include online functionality that represents an essential component of gameplay and, as a result, a more-than-inconsequential separate deliverable, we initially defer the software-related revenues from the sale and recognize the revenues attributable to these games over their estimated service periods, which are generally less than a year.

Also, for the three and six months ended June 30, 2016, as a result of the King Acquisition, our net revenues include $458 million and $641 million, respectively, and our net income includes $(49) million and $(99) million from King’s operations, respectively, after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues. Our earnings under  accounting principles generally accepted in the United States of America (“U.S. GAAP”) are expected to be down versus prior-year as the expected results will be impacted by accounting charges associated with the King Acquisition, which include, among other things, integration and acquisition-related costs, the amortization of intangible assets resulting from purchase price accounting adjustments, share-based payments, and the related tax impact from the King Acquisition.  The majority of these GAAP accounting charges will not impact the economics or operating cash flows of our business, although they will have a material impact on our 2016 GAAP results.

On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share, payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016. On May 11, 2016, we made an aggregate cash dividend payment of $192 million to such shareholders, and on May 27, 2016, we made related dividend equivalent payments of $3 million to certain holders of restricted stock rights.

Activision Blizzard Recent and Upcoming Product Releases

We have recently released or expect to release the following titles and games, among other titles:

•                  Blizzard released Whispers of the Old Gods™, the third expansion to Hearthstone: Heroes of Warcraft, on April 26, 2016.

•                  Activision released Call of Duty: Black Ops III Eclipse, the second downloadable content pack for Call of Duty: Black Ops III, on the PS4 on April 19, 2016, and on Xbox One and PC on May 19, 2016.

•                  Blizzard released Overwatch, its team-based first-person shooter, on May 24, 2016.

•                  King released Farm Heroes Super Saga™, the sequel to the original Farm Heroes Saga, on PC on June 14, 2016, and on mobile platforms on June 28, 2016.

•                  Activision released Call of Duty: Black Ops III Descent, the third downloadable content pack for Call of Duty: Black Ops III, on the PS4 on July 12, 2016, and expects to release it on Xbox One and PC in August 2016.

•                  Blizzard expects to release One Night in Karazhan™, a new adventure for Hearthstone: Heroes of Warcraft, on August 11, 2016.

•                  Blizzard expects to release World of Warcraft: Legion™, the sixth expansion for Blizzard’s acclaimed massively multiplayer online role-playing game, on August 30, 2016.

•                  Activision expects to release Destiny: Rise of Iron, a large expansion in the Destiny universe available for the PS4 and Xbox One, on September 20, 2016.

•                  Activision expects to release Skylanders Imaginators, the next iteration in the Skylanders franchise, on October 13, 2016.

•                  Activision expects to release Call of Duty: Infinite Warfare and Infinite Warfare Legacy Edition, featuring Modern Warfare Remastered, on the PS4, Xbox One, and PC on November 4, 2016.

Monthly Active Users (“MAUs”)

We monitor MAUs as a key measure of the overall size of our user base and its regular engagement with our portfolio of games. MAUs are the number of individuals who played a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing that total by the number of months in the period.  An individual who plays two of our games would be counted as two users.  In addition, due to technical limitations with respect to Activision and King MAUs, an individual who plays the same game on two platforms or devices in the relevant period would be counted as two users.  For Blizzard MAUs, an individual who plays the same game on two platforms or devices in the relevant period would generally be counted as a single user.

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

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Activision	49	55	55	46	45	50
Blizzard	33	26	26	28	29	21
King	409	463	449	474	501	550
Total	491	544	530	548	575	621

Average MAUs decreased by 53 million, or 10%, for the quarter ended June 30, 2016, as compared to the quarter ended March 31, 2016. The decrease in King’s average MAUs is due to the performance of more mature titles, seasonality, and product launch timing. The decrease in Activision’s average MAUs is due to the timing of slate releases, with the launch of Call of Duty: Black Ops III in November 2015, which contributed to higher average MAUs for the quarter ended March 31, 2016.  The decrease is partially offset by the increase in Blizzard’s average MAUs due to the release of Overwatch in May 2016.

Average MAUs decreased by 84 million, or 15%, for the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2015. Activision’s and Blizzard’s average MAUs grew year-over-year, driven by the Call of Duty franchise and the release of Overwatch. King’s average MAUs declined year-over-year due to the performance of more mature titles, partially offset by the release of new titles during the past twelve months, most notably Candy Crush Jelly Saga™.

Management’s Overview of Business Trends

Digital Online Channel Revenues

We provide our products through both retail and digital distribution channels. Many of our video games that are available through retailers as physical “boxed” software products are also available digitally, from our websites and from websites and digital distribution channels owned by third parties. In addition, we offer players digital downloadable content as add-ons to our products (e.g., new multi-player content packs or in-game microtransaction purchases), generally for a one-time fee. We also offer subscription-based services and other value-added services for World of Warcraft, all of which are digitally delivered and hosted by Battle.net.

We currently define sales via digital online channels as revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransaction purchases, and products. This definition may differ from that used by our competitors or other companies.

According to Activision Blizzard internal estimates, overall industry digital gaming revenues for the six months ended June 30, 2016, increased by approximately 30% as compared to the same period in 2015, with mobile growth at 51%. The primary drivers of the increase in digital gaming revenues were increases in microtransaction purchases and consumer purchases of full games via digital channels. In addition to increasing microtransaction purchases within free-to-play games, the increase includes microtransaction purchases within purchased game software, as publishers offer increasingly new opportunities for monetization within their games to extend and enlarge the monetization cycle. Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital channels. The amount of our digital revenues in any period may fluctuate depending in part on the timing and nature of our specific product releases. Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products. As such, lower revenues in our retail distribution channels in the current year may impact our revenues through digital online channels in the subsequent year.

For the three months ended June 30, 2016, revenues through digital online channels increased by $572 million, as compared to the same period in 2015, and represented 73% of our total consolidated net revenues, as compared to 55% for the same period in 2015. The digital online channel revenues for the three months ended June 30, 2016 include a net effect of $261 million from additional deferral of net revenues.

For the six months ended June 30, 2016, revenues through digital online channels increased by $917 million, as compared to the same period in 2015, and represented 68% of our total consolidated net revenues, as compared to 50% for the same period in 2015. The digital online channel revenues for the six months ended June 30, 2016 include a net effect of $132 million from additional deferral of net revenues.

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

We are continually exploring additional investments in existing and future franchises. During 2015, we released Heroes of the Storm, as well as Call of Duty Online in China and on May 24, 2016, we released Overwatch.

Additionally, on February 23, 2016, we completed the King Acquisition, diversifying our portfolio of key franchises and increasing our presence in the mobile market. We see similar concentration of key titles accounting for a disproportionate amount of digital sales in that market.  According to the U.S. ranking for the Apple App Store, per App Annie Intelligence, seven mobile titles remained in the top 10 ranking of gross sales for all four quarters during 2015.

Overall, we do expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry’s, revenues and profits in the near future.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
Net revenues
Product sales	$501	32%	$528	51%	$1,145	38%	$1,311	56%
Subscription, licensing and other revenues	1,069	68	516	49	1,880	62	1,011	44
Total net revenues	1,570	100	1,044	100	3,025	100	2,322	100

Costs and expenses:
Cost of revenues - product sales (1) :
Product costs	149	30	147	28	318	28	349	27
Software royalties, amortization, and intellectual property licenses	80	16	70	13	208	18	211	16
Cost of revenues - subscription, licensing, and other revenues (1):
Game operations and distribution costs	241	23	61	12	383	20	120	12
Software royalties, amortization, and intellectual property licenses	128	12	19	4	180	10	30	3
Product development	249	16	149	14	424	14	294	13
Sales and marketing	322	21	164	16	490	16	256	11
General and administrative	169	11	102	10	329	11	188	8
Total costs and expenses	1,338	85	712	68	2,332	77	1,448	62

Operating income	232	15	332	32	693	23	874	38

Interest and other expense (income), net	65	4	50	5	117	4	100	5

Income before income tax expense	167	11	282	27	576	19	774	33

Income tax expense	40	3	70	7	113	4	168	7

Net income	$127	8%	$212	20%	$463	15%	$606	26%

(1) In periods prior to the three months ended June 30, 2016, we presented cost of revenues in our consolidated statements of operations in four financial statement captions: “Cost of sales - product costs,” “ Cost of sales - online,” “Cost of sales - software royalties and amortization,” and “Cost of sales - intellectual property licenses.” In our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, we revised the presentation to more clearly align our costs of revenues with the associated revenue captions as follows:

Cost of revenues - product sales:

(i)             “Product costs” - includes the manufacturing cost of goods produced and sold during the reporting period. This generally includes product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

(ii)          “Software royalties, amortization, and intellectual property licenses” - includes the amortization of capitalized software costs and royalties attributable to product sales revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to product sales revenues.

Cost of revenues - subscription, licensing, and other revenues:

(i)             “Game operations and distribution costs” - includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fee, and payment provider fees.

(ii)          “Software royalties, amortization, and intellectual property licenses” - includes the amortization of capitalized software costs and royalties attributable to subscription, licensing and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to subscription, licensing, and other revenues.

Prior periods have been reclassified to conform to the current presentation.

Operating Segment Results

Our operating segments are consistent with our internal organizational structure, the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), the manner in which we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments in determining and disclosing our reportable segments.

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to financings and acquisitions. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2016 and 2015 are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)

Segment net revenues:
Activision	$332	$313	$19	$692	$616	$76
Blizzard	738	385	353	1,032	737	295
King	484	—	484	691	—	691
Reportable segments net revenues total	1,554	698	856	2,415	1,353	1,062

Reconciliation to consolidated net revenues:
Other segments (1)	55	61		102	109
Net effect from recognition (deferral) of deferred net revenues	(39)	285		508	860
Consolidated net revenues	$1,570	$1,044		$3,025	$2,322

Segment income (loss) from operations:
Activision	$88	$57	$31	$187	$121	$66
Blizzard	333	117	216	419	256	163
King	176	—	176	243	—	243
Reportable segment income from operations total	597	174	423	849	377	472

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Other segments (1)	(9)	(1)		(9)	(1)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(108)	181		261	545
Stock-based compensation expense	(41)	(21)		(85)	(44)
Amortization of intangible assets	(203)	(1)		(285)	(3)
Fees and other expenses related to acquisitions (2)	(4)	—		(38)	—

Consolidated operating income	232	332		693	874
Interest and other expense (income), net	65	50		117	100

Consolidated income before income tax expense	$167	$282		$576	$774

(1)                                 “Other segments” includes other income and expenses from operating segments managed outside the reportable segments, including our MLG, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses related to the King Acquisition, inclusive of related debt financings.

Segment Net Revenues

Activision

Activision’s net revenues increased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to higher revenues from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.  The increase was partially offset by lower revenues from the Destiny franchise, as the expansion pack, The Dark Below, was released in the three months ended June 30, 2015, with no comparable release in 2016, and lower revenues from the Skylanders franchise.

Blizzard

Blizzard’s net revenues increased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to revenues from Overwatch, a new team-based first-person shooter released on May 24, 2016, and increased revenue from Hearthstone: Heroes of Warcraft, which benefited from its release on iPhone and Android smartphones in April 2015. These increases were partially offset by lower revenues from Diablo III: Reaper of SoulsTM in China, which was released during the three months ended June 30, 2015, with no comparable release in 2016, and lower revenues from Heroes of the Storm due to the release of the Founders’ Pack, a digital bundle containing in-game add on content, during the three months ended June 30, 2015, with no comparable release in 2016. Additionally, for the six months ended June 30, 2016, the increased revenues were partially offset by lower revenues from World of Warcraft due to a smaller subscriber base and a reserve established in the second quarter of 2016 due to a value added tax (VAT) audit.

King

King’s net revenues represent the net revenues from the King Closing Date through June 30, 2016. The revenues were primarily driven by the Candy Crush franchise, which included the release of Candy Crush Jelly Saga in January 2016.

Segment Income from Operations

Activision

Activision’s operating income increased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to higher revenues, lower sales and marketing spending, and the allocation of a portion of general and administrative corporate costs to King following the King Closing Date.  This was partially offset by increased product development costs for current and upcoming releases.

Blizzard

Blizzard’s operating income increased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to higher revenues.  This was partially offset by higher sales and marketing spending to support the current and upcoming product releases.

King

King’s operating income for the six months ended June 30, 2016 represents the operating income from the acquisition close date through June 30, 2016.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $1 million and a negative impact of $12 million on Activision Blizzard’s segment net revenues for the three and six months ended June 30, 2016, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the United States (“U.S.”) dollar relative to the euro and British pound.

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel for the three and six months ended June 30, 2016 and 2015 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)

Net revenues by distribution channel
Digital online channels (1)	$1,141	$569	$572	$2,067	$1,150	$917
Retail channels	374	414	(40)	856	1,063	(207)
Other (2)	55	61	(6)	102	109	(7)
Total consolidated net revenues	$1,570	$1,044	$526	$3,025	$2,322	$703

The increase/(decrease) in deferred revenues recognized by distribution channel for the three and six months ended June 30, 2016 and 2015, was as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)

Increase/(decrease) in deferred revenues recognized by distribution channel:
Digital online channels (1)	$(261)	$(42)	$(219)	$(132)	$1	$(133)
Retail channels	222	327	(105)	640	859	(219)
Net (deferral) / recognition impact on consolidated net revenues	$(39)	$285	$(324)	$508	$860	$(352)

(1) We define revenues from digital online channels as revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2) Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three and six months ended June 30, 2016, as compared to 2015, was primarily due to: new revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise;  higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014; higher revenues recognized from Hearthstone: Heroes of Warcraft; and revenues from Overwatch, which was released on May 24, 2016.  The increase was partially offset by lower revenues recognized from World of Warcraft due to the smaller subscriber base and the release of World of Warcraft: Warlords of Draenor® in November 2014, with no comparable release in 2015. Net revenues from digital online channels for the three months ended June 30, 2016 was also impacted by a reserve established in the second quarter of 2016 due to a VAT audit.

The decrease in deferred revenues recognized from digital online channels for the three and six months ended June 30, 2016, as compared to 2015, was primarily attributed to the deferral of revenues associated with the release of Overwatch and lower deferred revenues recognized from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor, which was released in November 2014.  This was partially offset by: increased deferred revenues recognized from Call of Duty: Black Ops III as compared to Call of Duty: Advanced Warfare; increased deferred revenues recognized from Hearthstone: Heroes of Warcraft; and lower deferral of revenues from the Destiny franchise due to the release of Destiny: House of Wolves, the second expansion pack, in May 2015, with no comparable release in the current period.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three and six months ended June 30, 2016, as compared to 2015, was primarily due to lower revenues recognized from the Destiny franchise, as Destiny was released in the third quarter of 2014, with no comparable full-game release in 2015, and lower revenues from the Skylanders franchise. This was partially offset by higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

The decrease in deferred revenues recognized from retail channels for the three and six months ended June 30, 2016, as compared to 2015, was primarily attributed to the deferral of revenues associated with the release of Overwatch and lower deferred revenues recognized from the Destiny franchise due to the timing of the full game release.  This was partially offset by increased deferred revenues recognized from Call of Duty: Black Ops III as compared to Call of Duty: Advanced Warfare and deferred revenues recognized from Guitar Hero® Live, which was released in the fourth quarter of 2015.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and six months ended June 30, 2016 and 2015 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)

Geographic region net revenues:
Americas	$860	$551	$309	$1,613	$1,255	$358
EMEA (1)	507	388	119	1,028	852	176
Asia Pacific	203	105	98	384	215	169
Consolidated net revenues	$1,570	$1,044	$526	$3,025	$2,322	$703

The increase/(decrease) in deferred revenues recognized by geographic region for the three and six months ended June 30, 2016 and 2015 was as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)

Increase/(decrease) in deferred revenues recognized by geographic region:
Americas	$24	$198	$(174)	$317	$548	$(231)
EMEA (1)	17	113	(96)	211	309	(98)
Asia Pacific	(80)	(26)	(54)	(20)	3	(23)
Net (deferral) / recognition impact on consolidated net revenues	$(39)	$285	$(324)	$508	$860	$(352)

(1)         EMEA consists of the Europe, Middle East, and Africa geographic regions.

In Americas and EMEA, net revenues increased for the three and six months ended June 30, 2016, as compared to 2015.  This was primarily due to: new revenues from King titles since the King Closing Date, with the revenues primarily driven by the Candy Crush franchise; higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014; and revenues recognized from Overwatch, which was released in May 2016. These were partially offset by: lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015; lower revenues recognized from World of Warcraft due to a smaller subscriber base and the release of World of Warcraft: Warlords of Draenor in November 2014, with no comparable release in 2015; and lower revenues from the Skylanders franchise.  Additionally, in EMEA, the increase in net revenues was partially offset by a reserve established in the second quarter of 2016 due to a VAT audit.

In Asia Pacific, net revenues increased for the three and six months ended June 30, 2016, as compared to 2015.  This was primarily due to: new revenues from King titles since the King Closing Date, with the revenues primarily driven by the Candy Crush franchise; higher revenues recognized from Hearthstone: Heroes of Warcraft; and revenues recognized from Overwatch, which was released in May 2016. These were partially offset by lower revenues recognized from the Diablo franchise due to the timing of releases. Additionally, for the six months ended June 30, 2016, the increase in net revenues was partially offset by lower revenues recognized from World of Warcraft due to a smaller subscriber base and the release of World of Warcraft: Warlords of Draenor in November 2014, with no comparable release in 2015.

In Americas and EMEA, the decrease in deferred revenues recognized for the three and six months ended June 30, 2016, as compared to 2015, was primarily attributed to: the deferral of revenues associated with the release of Overwatch; lower deferred revenues recognized from the Destiny franchise due to the timing of the full game release; and lower deferred revenues recognized from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor, which was released in November 2014.  This was partially offset by increased deferred revenues recognized from Call of Duty: Black Ops III as compared to Call of Duty: Advanced Warfare and increased deferred revenues recognized from Hearthstone: Heroes of Warcraft.

In Asia Pacific, the decrease in deferred revenues recognized for the three and six months ended June 30, 2016, as compared to 2015, was primarily attributed to the deferral of revenues related to the release of Overwatch, offset by increased deferred revenues recognized from Hearthstone: Heroes of Warcraft and lower deferral of revenues from the Diablo franchise due to timing of title releases.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $1 million and a negative impact of $21 million on our consolidated net revenues for the three and six months ended June 30, 2016, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Net Revenues by Platform

The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the three and six months ended June 30, 2016 and 2015 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2016	2015	Increase/ (Decrease)	2016	2015	Increase/ (Decrease)

Platform net revenues:
Console	$650	$559	$91	$1,415	$1,317	$98
PC (1)	411	370	41	811	755	56
Mobile and ancillary (2)	454	54	400	697	141	556
Other (3)	55	61	(6)	102	109	(7)
Total consolidated net revenues	$1,570	$1,044	$526	$3,025	$2,322	$703

The increase/(decrease) in deferred revenues recognized by platform for the three and six months ended June 30, 2016 and 2015 was as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)

Increase/(decrease) in deferred revenues recognized by platform:
Console	$210	$283	$(73)	$648	$808	$(160)
PC (1)	(219)	28	(247)	(121)	78	(199)
Mobile and ancillary (2)	(30)	(26)	(4)	(19)	(26)	7
Net (deferral) / recognition impact on consolidated net revenues	$(39)	$285	$(324)	$508	$860	$(352)

(1)         Net revenues from PC includes revenues that were historically shown as “Online.”

(2)         Net revenues from mobile and ancillary includes revenues from handheld, mobile, and tablet devices, as well as non-platform-specific game-related revenues such as standalone sales of toys and accessories products from our Skylanders franchise and other physical merchandise and accessories.

(3)         Net revenues from Other include revenues from MLG, Studios, and Distribution businesses.

Net revenues from console increased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, and its digital content, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, and revenues recognized from Guitar Hero® Live, which was released in the fourth quarter of 2015, with no comparable release in 2014. These increases were offset by lower revenues recognized from the Destiny franchise as Destiny was released in the third quarter of 2014, with no comparable full-game release in 2015, and lower revenues from the Diablo franchise due to the timing of title releases.

Net revenues from PC increased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to revenues recognized from King titles since the King Closing Date, from revenues recognized on Overwatch, which was released in May 24, 2016, from higher revenues recognized on Hearthstone: Heroes of Warcraft, and from revenues recognized on StarCraft II: Legacy of the Void™ which was released in the fourth quarter of 2015. These were partially offset by lower revenues recognized from World of Warcraft due to a smaller subscriber base and the release of World of Warcraft: Warlords of Draenor in the fourth quarter of 2014, with no comparable release in 2015.  Additionally, the increase in net revenues was partially offset by a reserve established in the second quarter of 2016 due to a VAT audit.

Net revenues from mobile and ancillary increased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to new revenues from King titles since the King Closing Date, which were primarily driven by the Candy Crush franchise, and higher revenues recognized from Hearthstone: Heroes of Warcraft, which was released on iPhone and Android smartphones in April 2015. These were partially offset by lower revenues from the Skylanders franchise.

Deferred revenues recognized from console decreased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to the deferral of revenues related to the release of Overwatch and lower deferred revenue recognized from the Destiny franchise due to the timing of the full game and additional content releases. The decrease is partially offset by increased deferred revenues recognized from Call of Duty: Black Ops III, and its digital content, as compared to Call of Duty: Advanced Warfare, and deferred revenues recognized from Guitar Hero Live, which was released in the fourth quarter of 2015, with no comparable release in 2014.

Deferred revenues recognized from PC decreased for the three and six months ended June 30, 2016, as compared to 2015, primarily due to the deferral of revenues related to the release of Overwatch, and lower deferred revenues recognized from World of Warcraft.  The decrease is partially offset by lower deferral of revenues from Diablo III due to timing of title releases. Additionally, for the six months ended June 30, 2016, as compared to 2015, the decrease is partially offset by higher deferred revenues recognized from Hearthstone: Heroes of Warcraft, from revenues recognized from StarCraft II: Legacy of the Void, which was released in the fourth quarter of 2015, and from lower deferrals of revenues on Heroes of the Storm.

Deferred revenues recognized from mobile and ancillary decreased for the three months ended June 30, 2016, as compared to 2015, primarily due to deferrals of revenue from King titles, most notably the Candy Crush franchise. The decrease is partially offset by higher deferred revenues recognized from Hearthstone: Heroes of Warcraft.

Deferred revenues recognized from mobile and ancillary increased for the six months ended June 30, 2016, as compared to 2015, primarily due to higher deferred revenues recognized from Hearthstone: Heroes of Warcraft, partially offset by deferrals of revenue from King titles.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues for the three and six months ended June 30, 2016 and 2015 (amounts in millions):

	Three Months Ended June 30, 2016	% of associated net revenues	Three Months Ended June 30, 2015	% of associated net revenues	Increase (Decrease)

Cost of revenues - product sales:
Product costs	$149	30%	$147	28%	$2
Software royalties, amortization, and intellectual property licenses	80	16	70	13	10
Cost of revenues - subscription, licensing, and other revenues:
Game operations and distribution costs	241	23	61	12	180
Software royalties, amortization, and intellectual property licenses	128	12	19	4	109
Total cost of revenues	$598	38%	$297	28%	$301

	Six Months Ended June 30, 2016	% of associated net revenues	Six Months Ended June 30, 2015	% of associated net revenues	Increase (Decrease)

Cost of revenues - product sales:
Product costs	$318	28%	$349	27%	$(31)
Software royalties, amortization, and intellectual property licenses	208	18	211	16	(3)
Cost of revenues - subscription, licensing, and other revenues:
Game operations and distribution costs	383	20	120	12	263
Software royalties, amortization, and intellectual property licenses	180	10	30	3	150
Total cost of revenues	$1,089	36%	$710	30%	$379

Total cost of revenues for the three and six months ended June 30, 2016, increased as compared to the same period in 2015, reflective of the increase in consolidated net revenues.

Product costs remained relatively flat for the three months ended June 30, 2016, when compared to the same period in 2015, despite the lower product sales.  This was driven primarily by the release of Overwatch on the console platforms, which had relatively higher product costs compared to other Blizzard titles.

Product costs decreased for the six months ended June 30, 2016, when compared to the same period in 2015, primarily due to lower product sales. This was partially offset by the release of Overwatch on the console platforms, which have relatively higher product costs compared to other Blizzard titles.

Software royalties, amortization, and intellectual property licenses related to product sales increased for the three months ended June 30, 2016,  primarily due to higher software amortization associated with Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, and software amortization associated with recently released titles without prior comparable titles in the previous period, including Guitar Hero Live and Starcraft II: Legacy of the Void.  These were partially offset by lower software amortization from the Destiny franchise, as Destiny was released in the third quarter of 2014, but had no comparable full-game release in 2015.

Game operations and distribution costs increased for the three and six months ended June 30, 2016, when compared to the same periods in 2015, primarily due to increased online costs and platform provider fees associated with revenues included since the King Closing Date and increased expenditures to support our growing online activity across our titles.

Software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues increased primarily due to the amortization of internally-developed franchise intangible assets acquired in the King Acquisition.

Product Development (amounts in millions)

	June 30, 2016	% of consolidated net revenues	June 30, 2015	% of consolidated net revenues	Increase (Decrease)

Three Months Ended	$249	16%	$149	14%	$100
Six Months Ended	$424	14%	$294	13%	$130

Product development costs increased for the three and six months ended June 30, 2016, as compared to 2015, primarily from product development costs associated with King’s titles, along with increased product development costs from Activision’s current and upcoming releases.

Sales and Marketing (amounts in millions)

	June 30, 2016	% of consolidated net revenues	June 30, 2015	% of consolidated net revenues	Increase (Decrease)

Three Months Ended	$322	21%	$164	16%	$158
Six Months Ended	$490	16%	$256	11%	$234

Sales and marketing costs increased for the three and six months ended June 30, 2016, as compared to 2015, primarily driven by the amortization of the customer base intangible assets acquired in the King Acquisition, sales and marketing spending to support King’s titles, and increased spending on sales and marketing activity to support Overwatch. These increases were partially offset by lower spending on Guitar Hero Live and Heroes of the Storm.

General and Administrative (amounts in millions)

	June 30, 2016	% of consolidated net revenues	June 30, 2015	% of consolidated net revenues	Increase (Decrease)

Three Months Ended	$169	11%	$102	10%	$67
Six Months Ended	$329	11%	$188	8%	$141

General and administrative expenses increased for the three months ended June 30, 2016, as compared to 2015, primarily due to King’s general and administrative costs, which are included from the King Closing Date, and higher personnel bonuses due to Blizzard’s performance for the three months ended June 30, 2016, as compared to 2015.

General and administrative expenses increased for the six months ended June 30, 2016, as compared to 2015, primarily due to King’s general and administrative costs, which are included from the King Closing Date, and higher professional and transaction related fees due to the King Acquisition, which closed on February 23, 2016.

Interest and Other Expense (Income), Net (amounts in millions)

	June 30, 2016	% of consolidated net revenues	June 30, 2015	% of consolidated net revenues	Increase (Decrease)

Three Months Ended	$65	4%	$50	5%	$15
Six Months Ended	$117	4%	$100	5%	$17

Interest and other expense (income), net, increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to increased interest expense associated with the $2.3 billion Tranche A Term Loans that were funded at the King Closing Date. This increase was partially offset by lower interest expense related to our existing term loan as a result of having a lower principal balance during the three and six months ended June 30, 2016, because of voluntary prepayments of $500 million, $250 million, and $800 million made on February 25, 2016, March 31, 2016, and May 26, 2016, respectively.

Income Tax Expense (amounts in millions)

	June 30, 2016	% of pretax income	June 30, 2015	% of pretax income	Increase (Decrease)

Three Months Ended	$40	24%	$70	25%	$(30)
Six Months Ended	$113	20%	$168	22%	$(55)

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year.  The provision for income taxes represents federal, foreign, state, and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); research and development credits; changes in enacted tax laws and regulations, rulings, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters;  and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $40 million for the three months ended June 30, 2016, reflects an effective tax rate of 24%, which is lower than the effective tax rate of 25% for the three months ended June 30, 2015.  The decrease is due to the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings.

The income tax expense of $113 million for the six months ended June 30, 2016, reflects an effective tax rate of 20%, which is lower than the effective tax rate of 22% for the six months ended June 30, 2015. The decrease is primarily due to the net benefit related to the settlement of an income tax audit during the first quarter of 2016 and the mix of foreign earnings taxed at relatively lower statutory rates as compared to domestic earnings.

The effective tax rate of 24% for the three months ended June 30, 2016 differs from the US statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates and the recognition of federal and California research and development credits, partially offset by increases to the Company’s reserve for uncertain tax positions.

The effective tax rate of 20% for the six months ended June 30, 2016, differs from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the recognition of federal and California research and development credits and the net benefit related to the settlement of an income tax audit during the first quarter of 2016,  partially offset by certain nondeductible costs incurred during the period and increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year will be dependent in part on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2009, 2010, and 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team.  Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements.  Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter. In addition, as part of purchase price accounting for the King Acquisition, the Company assumed $77 million of uncertain tax positions primarily related to the transfer pricing of King tax years occurring prior to the King Acquisition.  The Company is currently in negotiations with the relevant jurisdictions and taxing authorities, which could result in a different allocation of profits and losses between the relevant jurisdictions.

Vivendi Games’ results for the period from January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates, while Vivendi Games’ results for the period from July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. IRS Appeals proceedings concerning Vivendi Games’ tax return for the 2008 tax year were concluded during July 2016, but that year remains open to examination by other major taxing authorities. The Company is in the process of analyzing the IRS Appeals closing agreements and does not anticipate a significant impact to its consolidated financial statements.

Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by tax authorities in various jurisdictions, including France. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. The outcome of such proceedings may have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the period or periods in which the matters are resolved or in which appropriate tax provisions are taken into account in our financial statements.   If we were to receive a materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, except as noted above. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on our consolidated financial position, liquidity, or results of operations in the period or periods in which the matters are ultimately resolved or in which appropriate tax provisions are taken into account in our financial statements.

In 2013, in connection with a share repurchase from Vivendi (the “Purchase Transaction”), we assumed certain tax attributes, generally consisting of net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction.  For the six months ended June 30, 2016, we utilized $196 million of the NOL, which resulted in a tax benefit of $69 million, and a corresponding reserve of $69 million was established.  As of June 30, 2016, an indemnification asset of $175 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock.”

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	June 30, 2016	December 31, 2015	Increase (Decrease)

Cash and cash equivalents	$2,271	$1,823	$448
Short-term investments	14	8	6
	$2,285	$1,831	$454

Percentage of total assets	14%	12%

	For the Six Months Ended June 30,

	2016	2015	Increase (Decrease)

Cash flows provided by operating activities	$788	$344	$444
Cash flows used in investing activities	(1,113)	(144)	(969)
Cash flows provided by (used in) financing activities	798	(360)	1,158
Effect of foreign exchange rate changes	(25)	(272)	247
Net increase (decrease) in cash and cash equivalents	$448	$(432)	$880

Cash Flows Provided By Operating Activities

The primary drivers of cash flows provided by operating activities typically include the collection of customer receivables generated by the sale of our products and digital and subscription revenues, partially offset by: payments to vendors for the manufacturing, distribution, and marketing of our products; payments for customer service support for our consumers; payments to third-party developers and intellectual property holders; payments for interest on our debt; payments for software development; payments for tax liabilities; and payments to our workforce.

Cash flows provided by operating activities were higher for the six months ended June 30, 2016, as compared to the same period in 2015, despite the lower net income in the current period primarily due to the release of Overwatch on May 24, 2016, with no comparable release in the prior year, which generated operating cash flows but for which the impact to net income is largely deferred into future periods due to the online functionality of the product and the operating cash flows of King, which are included from the King Closing date.  Additionally, net income for the six months ended June 30, 2016 includes higher non-cash reconciling items, primarily from the amortization of the acquired intangibles in the King Acquisition, that are excluded in determining the cash flows from operations.

Cash Flows Used In Investing Activities

The primary drivers of cash flows used in investing activities typically include the net effect of capital expenditures, changes in restricted cash balances, as well as cash used for acquisitions.

Cash flows used in investing activities were $1.1 billion for the six months ended June 30, 2016, as compared to $144 million for the six months ended June 30, 2015.  The increase in the cash used was primarily due to the $2.2 billion cash outflow for the King Acquisition in excess of the cash already in escrow, net of the $1.15 billion cash acquired. The increase in cash used also included higher capital expenditures of $71 million compared to $49 million in 2015.

Cash Flows Provided By (Used In) Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, and transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock, and the payment of dividends.

Cash flows provided by financing activities were higher during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to $2.6 billion of proceeds received from debt financing. These were partially offset by higher partial repayment of our Term Loan in 2016 of $1.6 billion, as compared to the $250 million partial repayment of our Term Loan in 2015, higher payment of dividends of $195 million compared to $170 million in 2015, and payment of debt discount and financing costs.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under a secured revolving credit facility.  With our cash and cash equivalents and short-term investments of $2.3 billion at June 30, 2016, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future. We also believe that we have sufficient working capital ($1.2 billion at June 30, 2016) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing, and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; and payments related to debt obligations.

As of June 30, 2016, and December 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.6 billion and $0.5 billion, respectively. If the cash and cash equivalents held outside of the U.S. is needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

Unsecured Notes

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the 2021 Notes, the “Notes”).  Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014.  As of June 30, 2016, the Notes had a carrying value of $2.25 billion.

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

Credit Facilities

Term Loan.  On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility m(the “Original Revolver”). A portion of the Original Revolver could be used to issue letters of credit of up to $50 million, subject to the availability of the Original Revolver.

As of June 30, 2016, the outstanding balance of our Term Loan was $319 million.  Borrowings under the Term Loan bear interest, payable on a quarterly basis, at an annual rate equal to an applicable margin plus, at our option, (A) a base rate determined by reference to the highest of (a) the interest rate in effect determined by the administrative agent as its “prime rate,” (b) the federal funds rate plus 0.5%, and (c) the London InterBank Offered Rate (“LIBOR”) for an interest period of one month plus 1.00%, or (B) LIBOR. LIBOR borrowings under the Term Loan are subject to a LIBOR floor of 0.75%.  At June 30, 2016, the Term Loan bore interest at 3.25%. In certain circumstances, our applicable interest rate under the Term Loan will increase.

In addition to paying interest on outstanding principal balances under the Term Loan, we were required to pay the lenders a commitment fee on unused commitments under the Original Revolver. We are also required to pay customary letter of credit fees, if any, and agency fees.

The terms of the Credit Agreement require quarterly principal repayments of 0.25% of the Term Loan’s original principal amount, with the balance due on the maturity date.  On February 11, 2014, we made a voluntary repayment of $375 million on our Term Loan.   This repayment satisfied the required quarterly principal repayments for the entire term of the Credit Agreement.  On February 11, 2015, we made an additional voluntary repayment of $250 million on our Term Loan.  On February 25, March 31, and May 26, 2016, we made additional voluntary repayments of $500 million, $250 million, and $800 million, respectively, on our Term Loan. The 2016 repayments reduced our expected future contractual interest payments by approximately $42 million annually, based on the interest rate of 3.25% at June 30, 2016. Amounts borrowed under the Term Loan and repaid may not be re-borrowed.

Tranche A Term Loans.   In conjunction with the King Acquisition, the Company entered into three Amendments to the Credit Agreement (the “Amendments”). The Amendments, among other things, provided for incremental term loans in the form of Tranche A Term Loans in an aggregate principal amount of approximately $2.3 billion. The proceeds were issued and provided on February 23, 2016, upon successful closing of the King Acquisition, and were used to fund the King Acquisition. On March 31, 2016, we entered into a fourth amendment to the Credit Agreement which provided for an incremental Tranche A Term Loan in the aggregate principal amount of $250 million, and the total proceeds from the incremental borrowing were used to make the March 31, 2016 voluntary prepayment on our Term Loan as discussed above.

The Tranche A Term Loans are scheduled to mature on October 11, 2020, and bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5% (ii) the prime commercial lending rate of Bank of America, N.A., and (iii) the LIBOR for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin. LIBOR is subject to a floor of 0% and the base rate is subject to an effective floor of 1.00%. The applicable interest margin for Tranche A Term Loans ranges from 1.50% to 2.25% for LIBOR borrowings and from 0.50% to 1.25% for base rate borrowings and is determined by reference to a pricing grid based on the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement).

The Tranche A Term Loans require quarterly principal payments of 0.625% of their stated principal amount commencing June 30, 2016, with increases to 1.250% starting on June 30, 2019 and 3.125% starting on June 30, 2020, with the remaining balance payable on the Tranche A Term Loans’ scheduled maturity date of October 11, 2020. Voluntary prepayments of the Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty.

The Tranche A Term Loans are subject to a financial maintenance covenant requiring the Company to maintain a maximum Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) of 4.00 to 1.00, which will decrease to 3.50 to 1.00 (I) after the sixth full fiscal quarter after the Tranche A Term Loans are made or (II) if the Collateral Suspension (as defined in the Credit Agreement) occurs prior to the date falling 18 months after the Tranche A Term Loans are made, on the later of (x) the last day of the fourth full fiscal quarter after the Tranche A Term Loans are made and (y) the last day of the fiscal quarter in which the Collateral Suspension occurs.

The Tranche A Term Loans are secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Term Loan. The other terms of the Tranche A Term Loans are also generally the same as the terms of the Term Loan. At June 30, 2016, the Tranche A Term Loans bore interest at 2.46%. In certain circumstances, our applicable interest rate under the Tranche A Term Loans will increase.

2015 Revolving Credit Facility.  As part of the Amendments, upon the closing of the King Acquisition, the Company’s Original Revolver under the Credit Agreement in an aggregate principal amount of $250 million was replaced with a new revolving credit facility under the Credit Agreement in the same aggregate principal amount (the “2015 Revolving Credit Facility” and, together with the Term Loan and Tranche A Term Loans, the “Credit Facilities”).

Borrowings under the 2015 Revolving Credit Facility may be borrowed, repaid, and re-borrowed by the Company and are available for working capital and other general corporate purposes. Up to $50 million of the 2015 Revolving Credit Facility may be used for letters of credit.

The 2015 Revolving Credit Facility is scheduled to mature on October 11, 2020. The interest rate options available to the Company for borrowings under the 2015 Revolving Credit Facility are the same as those available to the Company for the Tranche A Term Loans. Additionally, the 2015 Revolving Credit Facility is subject to the same financial maintenance covenant and is secured by the same collateral and guaranteed by the same guarantors that secure and guarantee the Tranche A Term Loans. The other terms of the 2015 Revolving Credit Facility are generally the same as the terms of the Original Revolver. To date, we have not drawn on the 2015 Revolving Credit Facility.

Fees associated with the closing of the Term Loan, Tranche A Term Loans, and the Notes are recorded as debt discount, which reduces their respective carrying values and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our Condensed Consolidated Statement of Operations.

In connection with the debt financing for the King Acquisition, we incurred $38 million of issuance costs that were capitalized and recorded within “Current portion of long-term debt, net” and “Long term debt, net” in our Condensed Consolidated Balance Sheet. The amortization of these capitalized costs was not material to our condensed consolidated statement of operations for the six months ended June 30, 2016.

Agreements governing our indebtedness, including the indenture governing the Notes and the Credit Agreement, impose operating and financial restrictions on our activities under certain conditions. These restrictions may require us to comply with or maintain certain financial tests and ratios. In addition, the indenture and the Credit Agreement limit or prohibit our ability to, among other things: incur additional debt or make additional guarantees; pay distributions or dividends and repurchase stock; make other restricted payments, including without limitation certain restricted investments; create liens; enter into agreements that restrict dividends from subsidiaries; engage in transactions with affiliates; and enter into mergers, consolidations, or sales of substantially all of our assets.

The Company was in compliance with the terms of the Notes and Credit Facilities as of June 30, 2016.

Debt Repayments

On February 2, 2016, the Board of Directors authorized net debt repayments of up to $1.5 billion of our outstanding debt during 2016.  For the six months ended June 30, 2016, we have made prepayments to reduce our total outstanding term loans by $1.3 billion.

Capital Expenditures

For the year ending December 31, 2016, we anticipate total capital expenditures of approximately $155 million, primarily for computer hardware and software purchases.  During the first six months of 2016, we made aggregate capital expenditures of $71 million.

Off-Balance Sheet Arrangements

At June 30, 2016, and December 31, 2015, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the six months ended June 30, 2016, there were no significant changes to the above critical accounting policies and estimates, but we did expand the accounting policy disclosure for revenue recognition to include virtual currency as noted below.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a more complete discussion of our critical accounting policies and estimates.

Microtransaction Revenues

Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as a player uses the virtual goods purchased with the virtual currency.  We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time. We recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, which is generally the estimated service period of the game.

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

Inventory

In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The new standard is effective for fiscal years beginning after December 15, 2016, and should be applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Business Combinations

In September 2015, the FASB issued new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, made to provisional amounts recorded at the acquisition date as a result of the business combination be recognized in the reporting period during which the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. We adopted this new standard as of January 1, 2016, and applied it prospectively. No measurement period adjustments occurred as of and for the three months ended March 31, 2016.

Financial Instruments

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, amongst other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new standard also simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are evaluating the impact of this new accounting guidance on our financial statements.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic.  The new standard, amongst other things, requires a lessee to classify a lease as either a finance or operating lease in which lessees will need to recognize a right-of-use asset and a lease liability for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

Share-Based Payments

In March 2016, the FASB issued new guidance in an effort to simplify accounting for share-based payments. The new standard, amongst other things:

•                  requires that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur;

•                  requires excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•                  permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

The new standard is effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted.

We intend to early adopt this standard during the three months ending September 30, 2016. Upon adoption, we intend to continue to estimate the number of awards that are expected to vest using an estimated forfeiture rate.

If we had adopted this standard in the current quarter, we would have recorded $24 million and $51 million of windfall tax benefits as a reduction to income tax expense in our consolidated statement of operations for the three and six months ended June 30, 2016, respectively. Under the new standard, the weighted-average number of dilutive shares outstanding would have increased by approximately 3 million for the three and six months ending June 30, 2016.  As a result, the diluted earnings per common share would have increased $0.03 and $0.07 for the three and six months ended June 30, 2016, respectively. Finally, as the new standard requires excess tax benefits from share-based payments be reported as an operating activity on the statement of cash flows, net cash provided by operating activities would have increased by $52 million for the six months ended June 30, 2016, with a corresponding decrease in the net cash provided by financing activities.

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

To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, and earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, which are principally forward contracts. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.

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

At June 30, 2016, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $260 million. The fair value of these foreign currency forward contracts was $6 million as of June 30, 2016, and recorded in “Other current assets” in our Condensed Consolidated Balance Sheet.

At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. The fair value of these foreign currency forward contracts was $11 million as of December 31, 2015, and recorded in “Other current assets” in our Condensed Consolidated Balance Sheet.

For the three and six months ended June 30, 2016 and 2015, pre-tax net gains associated with these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges

For foreign currency forward contracts entered into to hedge forecasted intercompany cash flows which are subject to foreign currency risk and which we designated as cash flow hedges in accordance with ASC Topic 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis to determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. We record the effective portion of changes in the estimated fair value of these derivatives in “Accumulated other comprehensive income (loss)” and subsequently reclassify the related amount of accumulated other comprehensive income (loss) to earnings within “General and administrative expense” when the hedged item impacts earnings. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the condensed consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, we will discontinue hedge accounting for the derivative.

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $443 million at June 30, 2016, and $381 million at December 31, 2015.  These foreign currency forward contracts have remaining maturities of 12 months or less.  During the three and six months ended June 30, 2016 and 2015, there was no ineffectiveness relating to these hedges. At June 30, 2016, $1 million of net unrealized gains or losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

During the three and six months ended June 30, 2016 and 2015, the amount pre-tax net realized gains reclassified out of “Accumulated other comprehensive income (loss)” due to maturity of these contracts was not material.

In the absence of the hedging activities described above, for the six months ended June 30, 2016, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $52 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of June 30, 2016, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $29 million. Because we have a LIBOR floor in our Term Loan and Tranche A Term Loan, our interest expense only increases when the underlying interest rate increases and it is at a level that exceeds the LIBOR floor.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2016, our $2.27 billion of cash and cash equivalents was comprised primarily of money market funds. The Company has determined that, based on the composition of our investment portfolio as of June 30, 2016, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting at June 30, 2016, the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2016, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Year-End Assessment of Internal Control over Financial Reporting.

On February 23, 2016, we completed our acquisition of King Digital Entertainment plc. The acquired business constituted approximately 7% of total assets and 21% of net revenues of the consolidated financial statement amounts as of and for the six months ended June 30, 2016. We are in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our internal control over financial reporting.  In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is contemplated, we expect to exclude the acquired business from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016.

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

The outcomes of legal proceedings and other claims are subject to significant uncertainties, many of which are outside of our control. There is significant judgment required in the analysis of these matters, including the probability determination and whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Moreover, legal matters are inherently unpredictable and the timing of development of factors on which reasonable judgments and estimates can be based can be slow. As such, there can be no assurance that the final outcome of any legal matter will not materially and adversely affect our business, financial condition, results of operations, profitability, cash flows, or liquidity.

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

Date:  August 4, 2016

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; (v) Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.