Form 10-Q
period 2016-09-30
Activision Blizzard, Inc.
filed 2016-11-04
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding at October 27, 2016 was 743,213,371.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to releases of products and services; (3) statements of future financial or operating performance; (4) statements relating to the acquisition of King Digital Entertainment and expected impact of that transaction, including without limitation, the expected impact on Activision Blizzard’s future financial results; and (5) statements of assumptions underlying such statements. Activision Blizzard generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict.

The Company cautions that a number of important factors could cause Activision Blizzard’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: uncertainties as to whether and when Activision Blizzard will be able to realize the anticipated financial benefits from the acquisition of King Digital Entertainment; the integration of King Digital Entertainment being more difficult, time-consuming, or costly than expected; the diversion of management time and attention to issues relating to the operations and integration of King Digital Entertainment and Major League Gaming; sales levels of Activision Blizzard’s titles, products and services; concentration of revenue among a small number of titles; Activision Blizzard’s ability to predict consumer preferences, including interest in specific genres, and preferences among hardware platforms; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; adoption rate and availability of new hardware (including peripherals) and related software; counterparty risks relating to customers, licensees, licensors, and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain, and develop key personnel and developers that can create high-quality titles, products and services; risks relating to the expansion into new businesses, including the potential impact on our existing businesses; changing business models within the video game industry, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from used games and other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; the outcome of current or future tax disputes; litigation risks and associated costs; protection of proprietary rights; shifts in consumer spending trends; capital market risks; applicable regulations; domestic and international economic, financial, and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The forward-looking statements contained herein are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Part I.  Financial Information

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30, 2016	At December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$4,029	$1,823
Accounts receivable, net of allowances of $152 and $343, at September 30, 2016 and December 31, 2015, respectively	446	679
Inventories, net	131	128
Software development	414	336
Other current assets	314	421
Total current assets	5,334	3,387
Cash in escrow	—	3,561
Software development	64	80
Property and equipment, net	258	189
Deferred income taxes, net	485	275
Other assets	382	177
Intangible assets, net	2,070	482
Goodwill	9,787	7,095
Total assets	$18,380	$15,246

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$211	$284
Deferred revenues	1,320	1,702
Accrued expenses and other liabilities	689	625
Current portion of long-term debt, net	1,481	—
Total current liabilities	3,701	2,611
Long-term debt, net	4,881	4,074
Deferred income taxes, net	43	10
Other liabilities	937	483
Total liabilities	9,562	7,178
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,171,794,694 and 1,163,179,140 shares issued at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	10,427	10,242
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2016 and December 31, 2015	(5,572)	(5,637)
Retained earnings	4,616	4,096
Accumulated other comprehensive loss	(653)	(633)
Total shareholders’ equity	8,818	8,068
Total liabilities and shareholders’ equity	$18,380	$15,246

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenues
Product sales	$355	$425	$1,501	$1,736
Subscription, licensing and other revenues	1,213	565	3,093	1,576
Total net revenues	1,568	990	4,594	3,312

Costs and expenses
Cost of revenues - product sales:
Product costs	111	179	429	528
Software royalties, amortization, and intellectual property licenses	42	62	250	273
Cost of revenues - subscription, licensing, and other revenues:
Game operations and distribution costs	237	71	620	192
Software royalties, amortization, and intellectual property licenses	139	25	319	54
Product development	249	159	673	453
Sales and marketing	340	189	830	445
General and administrative	156	109	486	297
Total costs and expenses	1,274	794	3,607	2,242

Operating income	294	196	987	1,070

Interest and other expense (income), net	63	51	181	151

Income before income tax expense	231	145	806	919

Income tax expense	32	18	93	186

Net income	$199	$127	$713	$733

Earnings per common share
Basic	$0.27	$0.17	$0.96	$0.99
Diluted	$0.26	$0.17	$0.94	$0.98

Weighted-average number of shares outstanding
Basic	742	730	739	727
Diluted	756	739	753	736

Dividends per common share	$—	$—	$0.26	$0.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$199	$127	$713	$733

Other comprehensive income (loss):
Foreign currency translation adjustment	—	5	(20)	(240)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(4)	(3)	—	3
Unrealized losses on investments, net of tax	—	(1)	—	(4)
Total other comprehensive income (loss)	$(4)	$1	$(20)	$(241)

Comprehensive income	$195	$128	$693	$492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$713	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(200)	(22)
Provision for inventories	29	16
Depreciation and amortization	584	65
Amortization of capitalized software development costs and intellectual property licenses(1)	248	303
Amortization of debt discount, financing costs, and non-cash write-off due to extinguishment of debt	26	5
Stock-based compensation expense(2)	107	71
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	395	142
Inventories	(32)	(135)
Software development and intellectual property licenses	(295)	(249)
Other assets	85	158
Deferred revenues	(396)	(833)
Accounts payable	(76)	(7)
Accrued expenses and other liabilities	108	(51)
Net cash provided by operating activities	1,296	196

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	15
Purchases of available-for-sale investments	—	(144)
Acquisition of business, net of cash acquired	(4,588)	—
Release of cash in escrow	3,561	—
Capital expenditures	(99)	(95)
Payment to acquire equity method investment	(5)	—
Increase in restricted cash	(19)	(15)
Net cash used in investing activities	(1,150)	(239)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	86	82
Tax payment related to net share settlements on restricted stock rights	(76)	(36)
Dividends paid	(195)	(170)
Proceeds from debt financing	6,925	—
Repayment of long-term debt	(4,604)	(250)
Payment of debt discount and financing costs	(53)	—
Proceeds received from shareholder lawsuit settlement	—	202
Net cash provided by (used in) financing activities	2,083	(172)

Effect of foreign exchange rate changes on cash and cash equivalents	(23)	(268)

Net increase (decrease) in cash and cash equivalents	2,206	(483)

Cash and cash equivalents at beginning of period	1,823	4,848

Cash and cash equivalents at end of period	$4,029	$4,365

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2015	1,163	$—	(429)	$(5,637)	$10,242	$4,096	$(633)	$8,068

Components of comprehensive income:
Net income	—	—	—	—	—	713	—	713
Other comprehensive income (loss)	—	—	—	—	—	—	(20)	(20)
Issuance of common stock pursuant to employee stock options	6	—	—	—	86	—	—	86
Issuance of common stock pursuant to restricted stock rights	5	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(80)	—	—	(80)
Stock-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	103	—	—	103
Stock-based compensation assumed in acquisition (see Note 14)	—	—	—	—	76	—	—	76
Dividends ($0.26 per common share)	—	—	—	—	—	(193)	—	(193)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 10)	—	—	—	65	—	—	—	65

Balance at September 30, 2016	1,172	$—	(429)	$(5,572)	$10,427	$4,616	$(653)	$8,818

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

As of December 31, 2015, ASAC II LP, an exempted limited partnership established under the laws of the Cayman Islands (“ASAC LP”), held approximately 172 million shares, or approximately 23% of the outstanding shares of our common stock at that time. Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are the managers of ASAC II LLC, the general partner of ASAC LP (“ASAC GP”). On June 8, 2016, ASAC GP distributed the approximately 141 million shares allocable to the limited partners of ASAC LP to those limited partners. On July 7, 2016, ASAC LP distributed approximately 18 million of its remaining approximately 31 million shares to ASAC GP. On August 15, 2016, ASAC GP sold approximately 4 million shares of our common stock and distributed 14 million shares pro rata to its members, consisting of trusts for the benefit of Messrs. Kotick and Kelly, which shares were ultimately sold on that day for financial and estate-planning purposes. On August 19, 2016, ASAC LP distributed its remaining shares of common stock to ASAC GP, leaving ASAC LP without any shares and ASAC GP with approximately 13 million shares of our common stock, which represented approximately 2% of the outstanding shares of our common stock as of September 30, 2016. We did not receive any proceeds from any of the distributions or sales of the shares.

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game category, in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™, and Heroes of the Storm® franchises. On May 24, 2016, Blizzard added a new franchise, Overwatch®, a team-based first-person shooter available on the PC and console platforms. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including: subscriptions; sales of prepaid subscription cards; in-game purchases and services; retail sales of physical “boxed” products; online sales of downloadable PC products; purchases and downloads via third-party console, mobile, and tablet platforms; and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) King Digital Entertainment Limited

King Digital Entertainment Limited (“King”) is a leading interactive mobile entertainment company that develops and distributes games on mobile platforms, such as Android and iOS, and on online and social platforms, such as Facebook and the king.com websites. King has four established free-to-play franchises: Candy Crush™, Farm Heroes™, Bubble Witch™, and Pet Rescue™, where monetization occurs through players purchasing virtual items and in-game virtual currency.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  The Major League Gaming (“MLG”) business (which we formerly referred to as Activision Blizzard Media Networks or Media Networks), which is devoted to eSports and builds on our competitive gaming efforts by creating ways to deliver best-in-class fan experiences across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

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

Cost of revenues presentation

In periods prior to the second quarter of 2016, we presented cost of revenues in our consolidated statements of operations in four financial statement captions: “Cost of sales - product costs,” “ Cost of sales - online,” “Cost of sales - software royalties and amortization,” and “Cost of sales - intellectual property licenses.” Commencing with the second quarter of 2016, we have revised the presentation in our condensed consolidated statements of operations to more clearly align our costs of revenues with the associated revenue captions as follows:

Cost of revenues - product sales:

(i)             “Product costs” - includes the manufacturing costs of goods produced and sold. These generally include product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

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

Summary of Significant Accounting Policies

During the nine months ended September 30, 2016, there were no significant changes to our accounting policies but we did expand the accounting policy disclosure for revenue recognition to include virtual currency as noted below. Refer to Note 2 contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for our full summary of significant accounting policies.

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

Supplemental Cash Flow Information: Non-cash investing and financing activities

For the nine months ended September 30, 2016, we had non-cash purchase price consideration of $89 million related to vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards in the King Acquisition. Refer to Note 14 for further discussion.

2.                                      Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At September 30, 2016	At December 31, 2015
Finished goods	$103	$101
Purchased parts and components	28	27
Inventories, net	$131	$128

At September 30, 2016, and December 31, 2015, inventory reserves were $52 million and $54 million, respectively.

3.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At September 30, 2016	At December 31, 2015
Internally-developed software costs	$304	$266
Payments made to third-party software developers	174	150
Total software development costs	$478	$416

Intellectual property licenses	$3	$30

Intellectual property licenses are classified within “Other current assets” and “Other assets” in our condensed consolidated balance sheets.

Amortization of capitalized software development costs and intellectual property licenses was the following (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of capitalized software development costs and intellectual property licenses	$47	$80	$260	$312

4.                                      Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At September 30, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(495)	$659
Developed software	3 - 5 years	595	(102)	493
Customer base	2 years	617	(188)	429
Trade names	7 - 10 years	54	(5)	49
Other	1 - 8 years	18	(11)	7
Total definite-lived intangible assets		$2,438	$(801)	$1,637

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$2,070

	At December 31, 2015
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	1 - 10 years	$116	$(93)	$23
Internally-developed franchises	11 years	309	(298)	11
Developed software	5 years	15	—	15
Total definite-lived intangible assets		$440	$(391)	$49

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$482

The balances of intangible assets, net presented in the table above at September 30, 2016, does not include license agreement intangible assets that were fully amortized at December 31, 2015, and hence have been removed from the September 30, 2016 balances, as presented. Amortization expense of intangible assets was $211 million and $496 million for the three and nine months ended September 30, 2016, respectively. Amortization expense of intangible assets was $2 million and $5 million for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2016 (remaining three months)	$211
2017	777
2018	361
2019	201
2020	66
Thereafter	21
Total	$1,637

5.                                      Goodwill

The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2016, are as follows (amounts in millions):

	Activision	Blizzard	King	Other	Total
Balance at December 31, 2015	$6,905	$178	$—	$12	$7,095
Additions through acquisition	—	—	2,693	—	2,693
Other	(1)	—	—	—	(1)
Balance at September 30, 2016	$6,904	$178	$2,693	$12	$9,787

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

Fair Value Measurements on a Recurring Basis

The table below segregates all financial assets that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2016 Using
	As of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,801	$3,801	$—	$—	Cash and cash equivalents
Foreign government treasury bills	39	39	—	—	Cash and cash equivalents
Foreign currency forward contracts not designated as hedges	4	—	4	—	Other current assets
Foreign currency forward contracts designated as hedges	1	—	1	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Other assets
Total recurring fair value measurements	$3,854	$3,840	$5	$9

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2015 Using
	As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$1,613	$1,613	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Foreign currency forward contracts not designated as hedges	11	—	11	—	Other current assets
ARS	9	—	—	9	Other assets
Total recurring fair value measurements	$1,667	$1,647	$11	$9

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(4)	$—	$(4)	$—	Accrued expenses and other liabilities

ARS represented the only level 3 investment held by the Company. There were no changes in the fair value of these investments for the nine months ended September 30, 2016.

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

At September 30, 2016, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $165 million. The fair value of these foreign currency forward contracts was $4 million as of September 30, 2016, and recorded in “Other current assets” in our condensed consolidated balance sheet.

At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. The fair value of these foreign currency forward contracts was $11 million as of December 31, 2015, and recorded in “Other current assets” in our condensed consolidated balance sheet.

For the three and nine months ended September 30, 2016 and 2015, pre-tax net gains associated with these forward contracts were not material.

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

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $599 million at September 30, 2016, and $381 million at December 31, 2015. These foreign currency forward contracts have remaining maturities of 15 months or less. During the three and nine months ended September 30, 2016, and 2015, there was no ineffectiveness relating to these hedges. At September 30, 2016, $4 million of net unrealized losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

During the three and nine months ended September 30, 2016 and 2015, the amount pre-tax net realized gains reclassified out of “Accumulated other comprehensive income (loss)” due to maturity of these contracts was not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and nine months ended September 30, 2016, and 2015, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.                                      Debt

Credit Facilities

On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility (the “Original Revolver”). As of December 31, 2015, as a result of repayments and prepayments during the prior periods, we had $1.9 billion outstanding under the Term Loan.

In conjunction with the King Acquisition, we entered into three amendments to the Credit Agreement (the “Amendments”). The Amendments, among other things, provided for incremental term loans in the form of tranche A term loans in an aggregate principal amount of approximately $2.3 billion. The proceeds were provided on February 23, 2016 and were used to fund the King Acquisition. On March 31, 2016, we entered into a fourth amendment to the Credit Agreement which provided for an incremental tranche A term loan in the aggregate principal amount of $250 million (together with the $2.3 billion tranche A term loans, the “Existing TLA”); the proceeds from the incremental borrowing were used to make a voluntary prepayment on our Term Loan on March 31, 2016. In addition to this prepayment, we made voluntary prepayments on our Term Loan of $500 million and $800 million on February 25 and May 26, 2016, respectively.

On August 23, 2016 we entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that provided for new tranche A term loans of approximately $2.9 billion (the “New TLA”) and an amended revolving credit facility of $250 million (the “Revolver” and together with the New TLA, the “Credit Facilities”). Both the New TLA and Revolver are scheduled to mature on August 23, 2021 and are unsecured. The proceeds from the New TLA were primarily used to pay off the remaining outstanding principal balance on the Term Loan of $319 million and the Existing TLA of $2.5 billion. As a result of the payments to extinguish the Term Loan and Existing TLA, we wrote-off unamortized discount and deferred financing costs of $10 million, which is included in “Interest and other expense (income), net” in the condensed consolidated statement of operations. The remaining unamortized discount and deferred financing costs were deferred, along with new fees paid to the New TLA lenders, and will continue to be amortized over the maturity of the New TLA. Debt discounts and deferred financing costs incurred in relation to the Fifth Amendment were not material.

Borrowings under the Revolver may be borrowed, repaid, and re-borrowed by the Company, and are available for working capital and other general corporate purposes. Up to $50 million of the Revolver may be used for letters of credit. To date, we have not drawn on the Revolver. Borrowings under the New TLA and the Revolver will bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the London Interbank Offered Rate (“LIBOR”) for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin.  LIBOR will be subject to a floor of 0% and the base rate will be subject to an effective floor of 1.00%.  The applicable interest margin for borrowings under the New TLA and Revolver will range from 1.125% to 2.00% for LIBOR borrowings and from 0.125% to 1.00% for base rate borrowings and will be determined by reference to a pricing grid based on the Company’s credit ratings. At September 30, 2016, the New TLA bore interest at 1.77%.

The Credit Agreement requires quarterly principal payments of 0.625% of the stated principal amount of the New TLA commencing on September 30, 2016, with increases to 1.250% starting on September 30, 2019 and 3.125% starting on September 30, 2020, with the remaining balance payable on the New TLA’s scheduled maturity date of August 23, 2021. On September 30, 2016, in addition to the required quarterly repayment of $18 million, we made a voluntary prepayment on our New TLA of $167 million. These payments satisfied the required quarterly principal repayments through December 31, 2018.

The Company is subject to a financial covenant requiring the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) not to exceed (i) 4.00:1.00 on or prior to March 31, 2017, and (ii) thereafter, 3.50:1.00. The Fifth Amendment contains other covenants consistent with the Credit Agreement, although the Fifth Amendment provides for additional exceptions from such covenants that are customary for transactions of this type for issuers with similar credit ratings. A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of September 30, 2016.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 68% of our consolidated total assets.

Unsecured Senior Notes

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “Original 2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the Original 2021 Notes, the “Notes”) in a private bond offering to qualified institutional buyers made in accordance with Rule 144A under the Securities Act of 1933, as amended.

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are guaranteed on a senior basis by certain of our U.S. subsidiaries. The Notes and related guarantees are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured.

The Original 2021 Notes became eligible for redemption on September 15, 2016 (and, as described below, were redeemed on October 19, 2016).  We may redeem the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. In addition, we may redeem some or all of the 2023 Notes prior to September 15, 2018, at a price equal to 100% of the aggregate principal amount thereof plus a “make-whole premium” and accrued and unpaid interest.  Further, upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of the 2023 Notes outstanding with the net cash proceeds from such offerings.

On September 19, 2016, we issued $650 million of 2.300% unsecured senior notes due September 2021 (the “New 2021 Notes”) and $850 million of 3.400% unsecured senior notes due September 2026 (the “2026 Notes” and together with the New 2021 Notes, the “New Notes”) in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended.

In connection with the issuance of the New Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), among the Company, the Guarantors and the representatives of the initial purchasers of the New Notes. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to within one year of the issue date of the New Notes, among other things, (1) file a registration statement with respect to an offer to exchange each series of the New Notes for new notes that are substantially identical in all material respects, (except for the provisions relating to the transfer restrictions and payment of additional interest) and (2) cause the registration statement to be declared effective by the SEC under the Securities Act.

We may redeem the New 2021 Notes on or after August 15, 2021, and the 2026 Notes on or after June 15, 2026, in whole or in part on any one or more occasions and in each case at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. In addition, we may redeem some or all of the New 2021 Notes prior to August 15, 2021 and some or all of the 2026 Notes prior to June 15, 2026, in each case at a price equal to 100% of the aggregate principal amount thereof plus a “make-whole” premium and accrued and unpaid interest.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase the Notes and New Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. These repurchase requirements are considered clearly and closely related to the Notes and New Notes and are not accounted for separately upon issuance.

The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and certain merger and consolidation transactions. The New Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. The Company was in compliance with the terms of the Notes and New Notes as of September 30, 2016.

Interest on the Notes and New Notes is payable semi-annually in arrears on March 15 and September 15 of each year.  As of September 30, 2016, and December 31, 2015, we had interest payable of $7 million and $38 million, respectively, related to the Notes and New Notes recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheet.

On September 19, 2016 we issued an irrevocable notice to the holders of the Original 2021 Notes that we were calling those notes which then had a 30-day period before payment. On October 19, 2016 we redeemed the notes in full for $1.6 billion, which resulted in a loss on extinguishment of approximately $82 million, comprised of a premium payment of $63 million and write off of unamortized discount and financing costs of $19 million. This loss was recognized at the time of extinguishment. As a result of the irrevocable notice of redemption, we presented the outstanding principal balance of the Original 2021 Notes and its related unamortized discount and deferred financing costs as “Current portion of long-term debt, net” on our condensed consolidated balance sheets as of September 30, 2016.

Debt Discounts and Deferred Financing Costs

Fees and discounts associated with the closing of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

In connection with the debt financing for the Existing TLA and New Notes offering, we incurred $38 million and $17 million of discounts and financing costs, respectively, that were capitalized and recorded within “Long-term debt, net” in our condensed consolidated balance sheet. New lender fees and deferred financing costs related to the New TLA were not material.

For the three and nine months ended September 30, 2016: interest expense was $50 million and $158 million, respectively; amortization of the debt discount and deferred financing costs was $4 million and $16 million, respectively; and commitment fees for the Revolver were not material. For the three and nine months ended September 30, 2015: interest expense was $48 million and $145 million, respectively; amortization of the debt discount and deferred financing costs for the Credit Facilities and Notes was $2 million and $5 million, respectively; and commitment fees for the Original Revolver were not material.

A summary of our debt is as follows (amounts in millions):

	At September 30, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
New TLA	$2,690	$(31)	$2,659
New 2021 Notes	650	(6)	644
Original 2021 Notes	1,500	(19)	1,481
2023 Notes	750	(11)	739
2026 Notes	850	(11)	839
Total debt	$6,440	$(78)	$6,362
Less: current portion of long-term debt	(1,500)	19	(1,481)
Total long-term debt	$4,940	$(59)	$4,881

	At December 31, 2015
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Term Loan	$1,869	$(11)	$1,858
Original 2021 Notes	1,500	(22)	1,478
2023 Notes	750	(12)	738
Total long-term debt	$4,119	$(45)	$4,074

As of September 30, 2016, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2016 (remaining three months)	$1,500
2017	—
2018	—
2019	103
2020	252
Thereafter	4,585
Total	$6,440

As of September 30, 2016, and December 31, 2015, the carrying value of the Term Loan and New TLA approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs, the fair values of the Original 2021 Notes, 2023 Notes, New 2021 Notes, and 2026 Notes were $1,565 million, $825 million, $652 million, and $854 million, respectively, as of September 30, 2016. Based on Level 2 inputs, the fair values of the Original 2021 Notes and 2023 Notes were $1,571 million and $795 million, respectively, as of December 31, 2015.

Debt Repayments

On February 2, 2016, the Board of Directors authorized debt repayments of up to $1.5 billion of our outstanding debt during 2016. For the nine months ended September 30, 2016, we have made payments to reduce our total outstanding term loans by $1.5 billion.

8.                                      Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at September 30, 2016 and 2015, were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2015	$(630)	$(4)	$1	$(633)
Other comprehensive loss before reclassifications	(20)	(1)	—	(21)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Balance at September 30, 2016	$(650)	$(4)	$1	$(653)

	For the Nine Months Ended September 30, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2014	$(304)	$—	$1	$(303)
Other comprehensive income (loss) before reclassifications	(240)	8	(4)	(236)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Balance at September 30, 2015	$(544)	$3	$(3)	$(544)

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to financings and acquisitions. The CODM does not review any information regarding total assets on an operating segment basis, and, accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2016 and 2015 are presented below (amounts in millions):

	For the Three Months Ended September 30,
	2016	2015	2016	2015
	Net revenues		Operating income and income before income tax expense
Activision	$377	$591	$123	$122
Blizzard	727	369	321	128
King	459	—	138	—
Reportable segments total	1,563	960	582	250

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	67	80	(7)	1
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(62)	(50)	(33)	(26)
Stock-based compensation expense	—	—	(33)	(28)
Amortization of intangible assets	—	—	(211)	(1)
Fees and other expenses related to acquisitions (2)	—	—	(4)	—
Consolidated net revenues / operating income	$1,568	$990	$294	$196
Interest and other expense (income), net			63	51
Consolidated income before income tax expense			$231	$145

	For the Nine Months Ended September 30,
	2016	2015	2016	2015
	Net revenues		Operating income and income before income tax expense
Activision	$1,069	$1,208	$309	$244
Blizzard	1,760	1,106	740	383
King	1,149	—	381	—
Reportable segments total	3,978	2,314	1,430	627

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	169	189	(15)	—
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	447	809	228	517
Stock-based compensation expense	—	—	(118)	(70)
Amortization of intangible assets	—	—	(495)	(4)
Fees and other expenses related to acquisitions (2)	—	—	(43)	—
Consolidated net revenues / operating income	$4,594	$3,312	$987	$1,070
Interest and other expense (income), net			181	151
Consolidated income before income tax expense			$806	$919

(1)                                 Other includes other income and expenses from operating segments managed outside the reportable segments, including MLG, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses related to the King Acquisition, inclusive of related debt financings and integration costs.

Geographic information presented below for the three and nine months ended September 30, 2016 and 2015, is based on the location of the paying customer. Net revenues from external customers by geographic region were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues by geographic region:
Americas	$796	$495	$2,411	$1,750
EMEA (1)	499	367	1,528	1,219
Asia Pacific	273	128	655	343
Total consolidated net revenues	$1,568	$990	$4,594	$3,312

(1)                                 EMEA consists of the Europe, Middle East, and Africa geographic regions.

The Company’s net revenues in the U.S. were 43% and 46% of consolidated net revenues for the three months ended September 30, 2016 and 2015, respectively. The Company’s net revenues in the U.K. were 10% and 13% of consolidated net revenues for the three months ended September 30, 2016 and 2015, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended September 30, 2016 or 2015.

The Company’s net revenues in the U.S. were 46% and 50% of consolidated net revenues for the nine months ended September 30, 2016 and 2015, respectively. The Company’s net revenues in the U.K. were 10% and 13% of consolidated net revenues for the nine months ended September 30, 2016 and 2015, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the nine months ended September 30, 2016 or 2015.

Net revenues by platform were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues by platform:
Console	$452	$420	$1,867	$1,737
PC (1)	609	359	1,421	1,114
Mobile and ancillary (2)	440	131	1,137	272
Other (3)	67	80	169	189
Total consolidated net revenues	$1,568	$990	$4,594	$3,312

(1)               Net revenues from PC includes revenues that were historically shown as Online.

(2)               Net revenues from mobile and ancillary includes revenues from handheld, mobile and tablet devices, as well as non-platform specific game-related revenues such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(3)               Net revenues from Other include revenues from MLG, Studios, and Distribution businesses.

Long-lived assets by geographic region at September 30, 2016, and December 31, 2015, were as follows (amounts in millions):

	At September 30, 2016	At December 31, 2015
Long-lived assets (1) by geographic region:
Americas	$145	$138
EMEA	97	42
Asia Pacific	16	9
Total long-lived assets by geographic region	$258	$189

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

The income tax expense of $32 million for the three months ended September 30, 2016, reflects an effective tax rate of 14%, which is higher than the effective tax rate of 13% for the three months ended September 30, 2015.  The increase is due to the change in the mix of domestic and foreign earnings and increases to the Company’s reserve for uncertain tax positions, partially offset by recognition of excess tax benefits from share-based payments (see Note 15 of the notes to condensed consolidated financial statements) and favorable return to provision adjustments.

The income tax expense of $93 million for the nine months ended September 30, 2016, reflects an effective tax rate of 12%, which is lower than the effective tax rate of 20% for the nine months ended September 30, 2015. The decrease is due to the change in the mix of domestic and foreign earnings, the recognition of excess tax benefits from share-based payments, the net benefit related to the settlement of an income tax audit during the first quarter of 2016, and favorable return to provision adjustments, partially offset by increases to the Company’s reserve for uncertain tax positions.

The effective tax rate of 14% for the three months ended September 30, 2016 differs from the US statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, the recognition of federal and California research and development credits, favorable return to provision adjustments, and increases to the Company’s reserve for uncertain tax positions.

The effective tax rate of 12% for the nine months ended September 30, 2016 differs from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, the recognition of federal and California research and development credits, the net benefit related to the settlement of an income tax audit during the first quarter of 2016, favorable return to provision adjustments, and increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year will be dependent, in part, on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2009, 2010, and 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team. Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements. Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter. In addition, as part of purchase price accounting for the King Acquisition, the Company assumed $93 million of uncertain tax positions primarily related to the transfer pricing on King tax years occurring prior to the King Acquisition. The Company is currently in negotiations with the relevant jurisdictions and taxing authorities, which could result in a different allocation of profits and losses between the relevant jurisdictions.

Vivendi Games’ results for the period from January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates, while Vivendi Games’ results for the period from July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. IRS Appeals proceedings concerning Vivendi Games’ tax return for the 2008 tax year were concluded during July 2016, but that year remains open to examination by other major taxing authorities. The resolution of the 2008 IRS Appeals process did not have a material impact to the Company’s condensed consolidated financial statements.

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

The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations, except as noted above. However, the Company’s global tax disputes could have a material adverse effect on our consolidated financial position, liquidity or results of operations in the period or periods in which the matters are ultimately resolved or in which appropriate tax provisions are taken into account in our financial statements.

In 2013, in connection with a share repurchase from Vivendi (the “Purchase Transaction”), we assumed certain tax attributes, generally consisting of net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction.  For the nine months ended September 30, 2016, we utilized $291 million of the NOL, which resulted in a tax benefit of $102 million, and a corresponding reserve of $102 million was established.  As of September 30, 2016, an indemnification asset of $191 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock.”

11.              Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Consolidated net income	$199	$127	$713	$733
Less: Distributed earnings to unvested stock-based awards that participate in earnings	—	—	(2)	(4)
Less: Undistributed earnings allocated to unvested stock-based awards that participate in earnings	(1)	(2)	(2)	(6)
Numerator for basic and diluted earnings per common share — income available to common shareholders	$198	$125	$709	$723

Denominator:
Denominator for basic earnings per common share - weighted-average common shares outstanding	742	730	739	727
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	14	9	14	9
Denominator for diluted earnings per common share - weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	756	739	753	736

Basic earnings per common share	$0.27	$0.17	$0.96	$0.99

Diluted earnings per common share	$0.26	$0.17	$0.94	$0.98

Certain of our unvested restricted stock rights (including certain restricted stock units and performance shares) met the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three and nine months ended September 30, 2016, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 2 million and 3 million shares of common stock, respectively, that are participating in earnings. For the three and nine months ended September 30, 2015, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 8 million and 9 million shares of common stock, respectively, that are participating in earnings.

Certain of our employee-related restricted stock rights and options are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 10 million shares are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016, as their respective performance measures had not yet been met. Approximately 4 million shares are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2015, as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 1 million and 4 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2016, respectively, and options to acquire 1 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2015, as the effect of their inclusion would be anti-dilutive.

12.          Capital Transactions

Repurchase Program

On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017.  As of September 30, 2016, we have not repurchased any shares under this program.

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

14.          Acquisitions

King Digital Entertainment plc

On February 23, 2016 (the “King Closing Date”), we completed the King Acquisition under the terms of the Transaction Agreement, purchasing all of the outstanding shares of King. As a result, King became a wholly owned subsidiary of Activision Blizzard. King is a leading interactive entertainment company that develops and distributes games on mobile platforms, such as Android and iOS, and on online and social platforms, such as Facebook and the king.com websites. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

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

The Company identified and recorded assets acquired and liabilities assumed at their estimated fair values at the King Closing Date, and allocated the remaining value of approximately $2.7 billion to goodwill. The values assigned to certain acquired assets and liabilities are preliminary, and are based on information available as of the date of this Quarterly Report on Form 10-Q. Additional information may become available subsequently and may result in changes in the values allocated to various assets and liabilities, including the fair value of identified intangible assets, deferred income taxes, and contingent liabilities. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period of up to 12 months from the King Closing Date may result in material adjustments to goodwill. During the three months ended September 30, 2016, we recorded a measurement period adjustment for certain liabilities recorded in our preliminary purchase price allocation based on additional analysis of facts and circumstances that existed as of the King Closing Date.  The adjustment resulted in an increase to other liabilities and goodwill and was not material.

The preliminary purchase price allocation was as follows (amounts in millions):

	February 23, 2016	Estimated useful lives
Tangible assets and liabilities assumed:
Cash and cash equivalents	$1,151
Accounts receivable	162
Other current assets	72
Property and equipment	57	2 - 7 years
Deferred income tax assets, net	27
Other assets	47
Accounts payable	(9)
Accrued expense and other liabilities	(272)
Other liabilities	(128)
Deferred income tax liabilities, net	(52)
Intangible assets
Internally-developed franchises	845	3 - 5 years
Customer base	609	2 years
Developed software	580	3 - 4 years
Trademark	46	7 years

Goodwill	2,693
Total purchase price	$5,828

During the nine months ended September 30, 2016, the Company incurred $38 million of expenses related to the King Acquisition, which are included within “General and administrative” in the condensed consolidated statements of operations. In connection with the debt financing that occurred on the King Closing Date, we incurred $38 million of issuance costs that were capitalized and recorded within “Long-term debt, net” on our condensed consolidated balance sheet. The amortization of these capitalized costs was not material to our condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

Stock-Based Compensation

In connection with the King Acquisition, a majority of the outstanding King options and awards that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company’s common stock, using an equity award exchange ratio calculated in accordance with the Transaction Agreement. As a result, replacement equity options and awards of 10 million and 3 million, respectively, were issued in connection with the King Acquisition. The portion of the fair value related to pre-combination services of $76 million was included in the purchase price while the remaining fair value will be recognized over the remaining service periods. As of September 30, 2016, the future expense for the converted King unvested options and awards was approximately $53 million, which will be recognized over a weighted average service period of approximately 1.8 years.

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

Contingent Liabilities Assumed

As a result of the King Acquisition, we assumed contingent liabilities related to contingent consideration associated with King’s previous acquisitions of Nonstop Games Oy and Z2Live, Inc. The remaining contingent consideration for Non Stop Games Oy is linked to amounts generated from games launched by Nonstop Games Oy over a specified period. The range of the potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is from $0 to $84 million. The remaining contingent consideration for Z2Live, Inc. is linked to amounts generated from specific games launched by Z2Live, Inc. within a defined period. The potential range of undiscounted future payments that the Company could be required to make under the contingent consideration arrangement is from $0 to $75 million. The fair value of the contingent consideration arrangement at the King Closing date and as of September 30, 2016, for Nonstop Games Oy and Z2Live, Inc. was immaterial.

King Net Revenue and Earnings

The amount of net revenue and earnings attributable to King in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2016, are included in the table below. The amounts presented represent the net revenues and earnings after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues.

(in millions)	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016

Net revenues	$447	$1,088
Net loss	$(72)	$(171)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and King, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit sharing bonus plan established as part of the King Acquisition, and interest expense from the new debt, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition related costs of approximately $69 million for the nine months ended September 30, 2016. Non-recurring acquisition related costs for the three months ended September 30, 2016 were not material. The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the King Acquisition, and any borrowings undertaken to finance the King Acquisition, had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Net revenues	$1,568	$1,473	$4,873	$4,862
Net income	$218	$89	$739	$635
Basic earnings per common share	$0.29	$0.12	$0.99	$0.86
Diluted earnings per common share	$0.29	$0.12	$0.97	$0.85

15.          Recently issued accounting pronouncements

Recently adopted accounting pronouncements

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

Business Combinations

In September 2015, the FASB issued new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, on provisional amounts recorded at the acquisition date as a result of the business combination be recognized in the reporting period the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. We adopted this new standard as of January 1, 2016, and applied it prospectively. No measurement period adjustments impacting earnings occurred as of and for the nine months ended September 30, 2016.

Share-Based Payments

In March 2016, the FASB issued new guidance to simplify accounting for share-based payments. The new standard, amongst other things:

•                  requires that all excess tax benefits and tax deficiencies be recorded as an income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur;

•                  requires excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•                  permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

We elected to early adopt this new standard in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016. As part of the adoption, we made certain elections, including the following:

•                  to apply the presentation requirements for our condensed consolidated statement of cash flows related to excess tax benefits retrospectively to all periods presented; and

•                  to continue to estimate the number of awards that are expected to vest using an estimated forfeiture rate.

As a result of the adoption we recognized excess tax benefits of $12 million and $63 million as a reduction to income tax expense in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. The adoption of the standard impacted our previously reported quarterly results and financial positions for fiscal year 2016 as follows:

(Amounts in millions, except per	For the Six Months Ended June 30, 2016		For the Three Months Ended June 30, 2016		For the Three Months Ended March 31, 2016
share data)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Condensed consolidated statements of operations:
Income before income tax expense	$576	$576	$167	$167	$409	$409
Income tax expense	$113	$62	$40	$16	$73	$46
Net Income	$463	$514	$127	$151	$336	$363
Basic earnings per common share	$0.62	$0.69	$0.17	$0.20	$0.45	$0.49
Diluted earnings per common share	$0.61	$0.68	$0.17	$0.20	$0.45	$0.48
Diluted-weighted average number of common shares outstanding	748	751	750	753	746	749

	For the Six Months Ended June 30, 2016		For the Three Months Ended March 31, 2016
(Amounts in millions)	As reported	As adjusted	As reported	As adjusted
Condensed consolidated statements of cash flows:
Net cash provided by operating activities	$788	$840	$309	$337
Net cash provided by financing activities	$798	$746	$1,807	$1,779

	As of June 30, 2016		As of March 31, 2016
(Amounts in millions)	As reported	As adjusted	As reported	As adjusted
Condensed consolidated balance sheets:
Additional paid-in capital	$10,425	$10,374	$10,343	$10,316
Retained earnings	$4,366	$4,417	$4,239	$4,266

Given our retrospective application of the presentation requirements for our condensed consolidated statement of cash flows related to excess tax benefits, our net cash provided by operating activities and net cash used in financing activities increased $33 million for the nine months ended September 30, 2015. The other provisions of the standard did not have a material impact on our financial statements.

Statement of Cash Flows

In August 2016, the FASB issued new guidance related to the classification of certain cash items in the statement of cash flows. The new standard requires, among other things, that cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, as opposed to operating activities as is required under existing guidance. We elected to early adopt this standard in the current period and applied it retrospectively. The adoption of this standard did not have a material impact on our condensed consolidated statement of cash flows.

Recent accounting pronouncements not yet adopted

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements. While we are currently evaluating the method of adoption and the impact of the new revenue standard on our consolidated financial statements and related disclosures, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have vendor-specific-objective-evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. While we are still currently evaluating the impact of the new standard, the impact of this identified difference in accounting may have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either a operating or financing lease and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received and any prepaid lease payments. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

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

As of December 31, 2015, ASAC II LP, an exempted limited partnership established under the laws of the Cayman Islands (“ASAC LP”), held approximately 172 million shares, or approximately 23% of the outstanding shares of our common stock at that time. Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are the managers of ASAC II LLC, the general partner of ASAC LP (“ASAC GP”). On June 8, 2016, ASAC GP distributed the approximately 141 million shares allocable to the limited partners of ASAC LP to those limited partners. On July 7, 2016, ASAC LP distributed approximately 18 million of its remaining approximately 31 million shares to ASAC GP. On August 15, 2016, ASAC GP sold approximately 4 million shares of our common stock and distributed 14 million shares pro rata to its members, consisting of trusts for the benefit of Messrs. Kotick and Kelly, which shares were ultimately sold on that day for financial and estate-planning purposes. On August 19, 2016, ASAC LP distributed its remaining shares of common stock to ASAC GP, leaving ASAC LP without any shares and ASAC GP with approximately 13 million shares of our common stock, which represented approximately 2% of the outstanding shares of our common stock as of September 30, 2016. We did not receive any proceeds from any of the distributions or sales of the shares.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On November 2, 2015, we and King Digital Entertainment plc (“King”), a leading interactive mobile entertainment company (“King”), entered into a transaction agreement (the “Transaction Agreement”) under the terms of which we would acquire King (the “King Acquisition”) and King would become a wholly-owned subsidiary of the Company. On February 23, 2016 (the “King Closing Date”), we completed the King Acquisition under the terms of the Transaction Agreement and purchased all of the outstanding shares of King. The aggregate purchase price of King was approximately $5.8 billion, which was paid on the King Closing Date and funded with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

We made this acquisition because we believe that the addition of King’s highly-complementary mobile business positions the Company as a global leader in interactive entertainment across mobile, console, and PC platforms, as well as positioning us for future growth.

Reportable Segments

Based upon our organizational structure, we conduct our business through three reportable operating segments: Activision Publishing, Inc., Blizzard Entertainment, Inc., and King Digital Entertainment Limited.

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leader in online PC gaming, including the subscription-based massively multi-player online role-playing game category, in terms of both subscriber base and revenues generated through its World of Warcraft® franchise. Blizzard also develops, markets, and sells role-playing action and strategy games for the PC, console, mobile, and tablet platforms, including games in the multiple-award winning Diablo®, StarCraft®, Hearthstone®: Heroes of Warcraft™, and Heroes of the Storm® franchises. On May 24, 2016, Blizzard added a new franchise, Overwatch®, a team-based first-person shooter available on the PC and console platforms. In addition, Blizzard maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution and online social connectivity across all Blizzard games. Blizzard distributes its products and generates revenues worldwide through various means, including subscriptions, sales of prepaid subscription cards, in-game purchases and services, retail sales of physical “boxed” products, online sales of downloadable PC products, purchases and downloads via third-party console, mobile, and tablet platforms, and licensing of software to third-party or related party companies that distribute Blizzard products.

(iii) King Digital Entertainment Limited

King Digital Entertainment Limited (“King”) is a leading interactive mobile entertainment company that develops and distributes games on mobile platforms, such as Android and iOS, and on online and social platforms, such as Facebook and the king.com websites. King has four established free-to-play franchises: Candy Crush™, Farm Heroes™, Bubble Witch™, and Pet Rescue™, where monetization occurs through players purchasing virtual items and in-game virtual currency.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  The Major League Gaming (“MLG”) business (which we formerly referred to as Activision Blizzard Media Networks or Media Networks), which is devoted to eSports and builds on our competitive gaming efforts by creating ways to deliver best-in-class fan experiences across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

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

Business Highlights

For the three months ended September 30, 2016, Activision Blizzard had net revenues of $1.6 billion, as compared to net revenues of approximately $1.0 billion for the same period in 2015.  For the three months ended September 30, 2016, Activision Blizzard had earnings per diluted share of $0.26, as compared to earnings per diluted share of $0.17 for the same period in 2015.

For the nine months ended September 30, 2016, Activision Blizzard had net revenues of $4.6 billion, as compared to net revenues of $3.3 billion for the same period in 2015.  For the nine months ended September 30, 2016, Activision Blizzard had earnings per diluted share of $0.94, as compared to earnings per diluted share of $0.98 for the same period in 2015.

Net revenues for the three months ended September 30, 2016 include a net effect of $62 million from the deferral of net revenues. Net revenues for the nine months ended September 30, 2016 include a net effect of $447 million from the recognition of deferred net revenues. Since certain games are hosted or include online functionality that represents an essential component of gameplay and, as a result, a more-than-inconsequential separate deliverable, we initially defer the software-related revenues from the sale and recognize the revenues attributable to these games over their estimated service periods, which are generally less than a year.

Also, for the three and nine months ended September 30, 2016, as a result of the King Acquisition, our net revenues include $447 million and $1,088 million, respectively, and our net income includes $(72) million and $(171) million from King’s operations, respectively, after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues. Our earnings under accounting principles generally accepted in the United States of America (“U.S. GAAP”) are expected to be down versus prior-year as the expected results will be impacted by accounting charges associated with the King Acquisition, which include, among other things, integration and acquisition-related costs, the amortization of intangible assets resulting from purchase price accounting adjustments, share-based payments, and the related tax impact from the King Acquisition.  The majority of these GAAP accounting charges will not impact the economics or operating cash flows of our business, although they will have a material impact on our 2016 GAAP results.

On August 23, 2016, we amended our Credit Agreement to refinance our term loans and revolver under the Credit Agreement. As a result of the amendment, we obtained $2.9 billion in proceeds in the form of a new tranche A term loan, of which the proceeds were used to pay-off our then outstanding term loans of $2.9 billion, which bore interest at higher rates. The refinancing resulted in a write-off of unamortized discount and deferred financing costs attributed to the existing term loans of $10 million, with the remaining unamortized discount and financing costs being deferred along with new costs incurred with the amendment. Additionally, on September 19, 2016, we issued two series of senior unsecured notes in an aggregate principal amount of $1.5 billion in a private 144A offering, of which the proceeds were used to redeem our then existing 2021 Notes of $1.5 billion on October 19, 2016 at a repayment price of $1.6 billion. The repayment resulted in a loss on extinguishment of approximately $82 million that was recognized in October 2016, inclusive of prepayment premiums and the write-off of debt discount and deferred financing costs. As a result of the offering we incurred debt discount and financing costs of $17 million which were capitalized in our condensed consolidated balance sheet.

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

Activision Blizzard Recent and Upcoming Product Releases

We have recently released or expect to release the following titles and games, among other titles:

•                  Activision released Call of Duty: Black Ops III Descent, the third downloadable content pack for Call of Duty: Black Ops III, on the PS4 on July 12, 2016, and released it on Xbox One and PC on August 11, 2016.

•                  Blizzard released the Summer Games event, a limited time event for Overwatch that included a soccer-like game mode and special seasonal cosmetic items, on August 2, 2016.

•                  Blizzard released One Night in Karazhan™, a new adventure for Hearthstone: Heroes of Warcraft, on August 11, 2016.

•                  Blizzard released World of Warcraft: Legion™, the sixth expansion for Blizzard’s acclaimed massively multiplayer online role-playing game, on August 30, 2016.

•                  Activision released Call of Duty: Black Ops III Salvation, the fourth and final downloadable content pack for Call of Duty: Black Ops III, on the PS4 on September 6, 2016, and on Xbox One and PC on October 6, 2016.

•                  Activision released Destiny: Rise of Iron, a large expansion in the Destiny universe, on September 20, 2016.

•                  Blizzard released the Halloween Terror event, a limited time event for Overwatch that included a player versus environment game mode and special seasonal cosmetic items, on October 11, 2016.

•                  Activision released Skylanders Imaginators, the next iteration in the Skylanders franchise, on October 16, 2016.

•                  Activision expects to release Call of Duty®: Infinite Warfare™ and Infinite Warfare Legacy Edition, featuring Modern Warfare® Remastered, on the PS4, Xbox One, and PC on November 4, 2016.

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

The number of MAUs for a given period can be significantly impacted by the timing of new content releases, since new releases may cause a temporary surge in MAUs. Accordingly, although we believe that overall trending in the number of MAUs can be a meaningful performance metric, period-to-period fluctuations may not be indicative of longer-term trends. The following table details our average MAUs on a sequential quarterly basis for our reportable segments (amounts in millions):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Activision	46	49	55	55	46	45
Blizzard	42	33	26	26	28	29
King	394	409	463	449	474	501
Total	482	491	544	530	548	575

Average MAUs decreased by 9 million, or 2%, for the quarter ended September 30, 2016, as compared to the quarter ended June 30, 2016. The decrease in King’s average MAUs is due to the performance of more mature titles, partially offset by the release of Farm Heroes Super Saga™ in June 2016. The decrease in Activision’s average MAUs is due to the timing of slate releases as Call of Duty: Black Ops III was launched in November 2015 and MAUs for a given title generally decline over time. The decrease is partially offset by the increase in Blizzard’s average MAUs, driven by the release of Overwatch and World of Warcraft: Legion.

Average MAUs decreased by 66 million, or 12%, for the quarter ended September 30, 2016, as compared to the quarter ended September 30, 2015. The decrease in King’s average MAUs is due to the performance of more mature titles, partially offset by the release of new titles during the past twelve months, most notably Candy Crush Jelly Saga™ and Farm Heroes Super Saga. This decrease is partially offset by the increase in Blizzard’s average MAUs, driven by the release of Overwatch and World of Warcraft: Legion.

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

According to Activision Blizzard internal estimates, overall industry digital gaming revenues for the nine months ended September 30, 2016, increased by approximately 41% as compared to the same period in 2015, with mobile growth at 62%. The primary drivers of the increase in digital gaming revenues were increases in microtransaction purchases and consumer purchases of full games and other content via digital channels. In addition to increasing microtransaction purchases within free-to-play games, the increase includes microtransaction purchases within purchased game software, as publishers offer increasingly new opportunities for monetization within their games to extend and enlarge the monetization cycle. Digital revenues are an important part of our business, and we continue to focus on and develop products, such as downloadable content, that can be delivered via digital channels. The amount of our digital revenues in any period may fluctuate depending in part on the timing and nature of our specific product releases. Our sales of digital downloadable content are driven in part by sales of, and engagement by players in, our retail products. As such, lower revenues in our retail distribution channels in a year may impact our revenues through digital online channels in the subsequent year.

For the three months ended September 30, 2016, revenues through digital online channels increased by $715 million, as compared to the same period in 2015, and represented 86% of our total consolidated net revenues, as compared to 64% for the same period in 2015. The digital online channel revenues for the three months ended September 30, 2016 includes a net effect of $158 million deferral of net revenues.

For the nine months ended September 30, 2016, revenues through digital online channels increased by $1,633 million, as compared to the same period in 2015, and represented 74% of our total consolidated net revenues, as compared to 54% for the same period in 2015. The digital online channel revenues for the nine months ended September 30, 2016 include a net effect of $288 million deferral of net revenues.

Concentration of Top Titles

The concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 33% of the retail sales in the U.S. interactive entertainment industry in 2015. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games have been responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, World of Warcraft, Skylanders, and Destiny franchises combined accounted for 71% of our consolidated net revenues, and a significantly higher percentage of our operating income, for 2015. As a result, successful competition against these titles can significantly impact our performance.

We are continually exploring additional investments in existing and future franchises. During 2015, we released Heroes of the Storm, Call of Duty Online in China, and on May 24, 2016, we released Overwatch.

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

Overall, we expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry’s, revenues and profits in the near future.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
Net revenues
Product sales	$355	23%	$425	43%	$1,501	33%	$1,736	52%
Subscription, licensing and other revenues	1,213	77	565	57	3,093	67	1,576	48
Total net revenues	1,568	100	990	100	4,594	100	3,312	100

Costs and expenses:
Cost of revenues - product sales (1) :
Product costs	111	31	179	42	429	29	528	30
Software royalties, amortization, and intellectual property licenses	42	12	62	15	250	17	273	16
Cost of revenues - subscription, licensing, and other revenues (1):
Game operations and distribution costs	237	20	71	13	620	20	192	12
Software royalties, amortization, and intellectual property licenses	139	11	25	4	319	10	54	3
Product development	249	16	159	16	673	15	453	14
Sales and marketing	340	22	189	19	830	18	445	13
General and administrative	156	10	109	11	486	11	297	9
Total costs and expenses	1,274	81	794	80	3,607	79	2,242	68

Operating income	294	19	196	20	987	21	1,070	32

Interest and other expense (income), net	63	4	51	5	181	3	151	4

Income before income tax expense	231	15	145	15	806	18	919	28

Income tax expense	32	2	18	2	93	2	186	6

Net income	$199	13%	$127	13%	$713	16%	$733	22%

(1) In periods prior to the second quarter of 2016, we presented cost of revenues in our consolidated statements of operations in four financial statement captions: “Cost of sales - product costs,” “ Cost of sales - online,” “Cost of sales - software royalties and amortization,” and “Cost of sales - intellectual property licenses.” Commencing with the second quarter of 2016, we have revised the presentation in our condensed consolidated statements of operations to more clearly align our costs of revenues with the associated revenue captions as follows:

Cost of revenues - product sales:

(i)             “Product costs” - includes the manufacturing cost of goods produced and sold. This generally includes product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

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

Cost of revenues - subscription, licensing, and other revenues:

(i)             “Game operations and distribution costs” - includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fees, and payment provider fees.

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

The CODM reviews segment performance exclusive of the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games, stock-based compensation expense, amortization of intangible assets as a result of purchase price accounting, and fees and other expenses related to financings and acquisitions. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto. Information on the operating segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2016 and 2015 are presented in the table below (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	2016	2015	Increase / (Decrease)
Segment net revenues:
Activision	$377	$591	$(214)	$1,069	$1,208	$(139)
Blizzard	727	369	358	1,760	1,106	654
King	459	—	459	1,149	—	1,149
Reportable segments net revenues total	1,563	960	603	3,978	2,314	1,664

Reconciliation to consolidated net revenues:
Other segments (1)	67	80		169	189
Net effect from recognition (deferral) of deferred net revenues	(62)	(50)		447	809
Consolidated net revenues	$1,568	$990		$4,594	$3,312

Segment income (loss) from operations:
Activision	$123	$122	$1	$309	$244	$65
Blizzard	321	128	193	740	383	357
King	138	—	138	381	—	381
Reportable segment income from operations total	582	250	332	1,430	627	803

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Other segments (1)	(7)	1		(15)	—
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(33)	(26)		228	517
Stock-based compensation expense	(33)	(28)		(118)	(70)
Amortization of intangible assets	(211)	(1)		(495)	(4)
Fees and other expenses related to acquisitions (2)	(4)	—		(43)	—

Consolidated operating income	294	196		987	1,070
Interest and other expense (income), net	63	51		181	151

Consolidated income before income tax expense	$231	$145		$806	$919

(1)                                 Other segments includes other income and expenses from operating segments managed outside the reportable segments, including our MLG, Studios, and Distribution businesses. Other also includes unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses related to the King Acquisition, inclusive of related debt financings and integration costs.

Segment Net Revenues

Activision

Activision’s net revenues decreased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Lower revenues from standalone toys and accessories from the Skylanders franchise. Additionally, Skylanders Imaginators was released in October 2016 while the comparable prior year title, Skylanders Superchargers, was released in September 2015.

•                  Lower revenues from the Destiny franchise, as there were two expansion packs in 2015 — House of Wolves and The Taken King — but only one in 2016 — Rise of Iron.

The decrease was partially offset by:

•                  Higher revenues from digital content associated with Call of Duty: Black Ops III as compared to Call of Duty: Advanced Warfare.

•                  Revenues from microtransactions from Destiny, which were introduced into the Destiny franchise in the fourth quarter of 2015.

Blizzard

Blizzard’s net revenues increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Revenues from Overwatch, a new team-based first-person shooter released in May 2016.

•                  Higher revenues from World of Warcraft driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2015.

For the three months ended September 30, 2016, as compared to 2015, the increase was partially offset by lower revenues from the Hearthstone: Heroes of Warcraft franchise due to the release of One Night in Karazhan, an adventure, in August 2016 while the prior year comparable period included the release of The Grand Tournament™, an expansion which included higher priced offerings, in August 2015.

For the nine months ended September 30, 2016, as compared to 2015, the increase was partially offset by:

•                  Lower revenues from Diablo III: Reaper of Souls™ in China, which was released in the second quarter of 2015 with no comparable release in 2016.

•                  Lower revenues from Heroes of the Storm.

King

King’s net revenues represent the net revenues from the King Closing Date through September 30, 2016. The revenues were primarily driven by the Candy Crush franchise, which included the release of Candy Crush Jelly Saga in January 2016.

Segment Income from Operations

Activision

Activision’s operating income remained flat for the three months ended September 30, 2016, as compared to 2015, despite the decrease in revenues. This was primarily due to:

•                  An increased percentage of revenues coming from higher margin online digital channels, driven by Call of Duty: Black Ops III.

•                  Lower sales and marketing spending on Guitar Hero® Live and the Destiny franchise.

Activision’s operating income increased for the nine months ended September 30, 2016, as compared to 2015, despite the decrease in revenues. The increase was due to the same factors noted above for the three months ended September 30, 2016, partially offset by increased product development costs.

Blizzard

Blizzard’s operating income increased for the three and nine months ended September 30, 2016, as compared to 2015, primarily due to higher revenues. This was partially offset by higher sales and marketing and product development spending to support the current product releases.

King

King’s operating income for the nine months ended September 30, 2016 represents the operating income from the acquisition close date through September 30, 2016.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $10 million and $21 million on Activision Blizzard’s segment net revenues for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the United States (“U.S.”) dollar relative to the euro and British pound.

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel for the three and nine months ended September 30, 2016 and 2015 (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)
Net revenues by distribution channel
Digital online channels (1)	$1,344	$629	$715	$3,412	$1,779	$1,633
Retail channels	157	281	(124)	1,013	1,344	(331)
Other (2)	67	80	(13)	169	189	(20)
Total consolidated net revenues	$1,568	$990	$578	$4,594	$3,312	$1,282

The increase/(decrease) in deferred revenues recognized by distribution channel for the three and nine months ended September 30, 2016 and 2015, was as follows (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)
Increase/(decrease) in deferred revenues recognized by distribution channel:
Digital online channels (1)	$(158)	$(68)	$(90)	$(288)	$(67)	$(221)
Retail channels	96	18	78	735	876	(141)
Net (deferral) / recognition impact on consolidated net revenues	$(62)	$(50)	$(12)	$447	$809	$(362)

(1) We define revenues from digital online channels as revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2) Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

Digital Online Channel Net Revenues

Net Revenues

Net revenues from digital online channels increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  New revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise.

•                  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

•                  Higher revenues recognized from digital content associated with Call of Duty: Black Ops III as compared to Call of Duty: Advanced Warfare.

The increase in net revenues from digital online channels for the nine months ended September 30, 2016 was also driven by higher revenues recognized from Hearthstone: Heroes of Warcraft. The increase for the nine months ended September 30, 2016, was partially offset by lower revenues recognized from World of Warcraft due to the release of World of Warcraft: Warlords of Draenor® in November 2014, for which a majority of the revenues were recognized in 2015 based on an estimated service period. Meanwhile, World of Warcraft: Legion released in August 2016 but the associated game revenues are largely deferred and will be recognized in future periods over an estimated service period.

Change in Deferred Revenues Recognized

Deferred revenues recognized from digital online channels decreased for the three months ended September 30, 2016, as compared to 2015. This was primarily due to the deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor in November 2014. The decrease was partially offset by recognition of deferred revenues associated with the release of Overwatch.

Deferred revenues recognized from digital online channels decreased for the nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Deferral of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues from the release of World of Warcraft: Warlords of Draenor in 2015.

•                  Deferral of revenues associated with the release of Overwatch.

The decrease was partially offset by:

•                  Higher deferred revenues recognized from Hearthstone: Heroes of Warcraft.

•                  Lower deferral of revenues from the Destiny franchise associated with the release of Rise of Iron in September 2016, as compared to the release of The Taken King in September 2015.

Retail Channel Net Revenues

Net Revenues

Net revenues from retail channels decreased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to lower revenues from standalone toys and accessories from the Skylanders franchise. Additionally, Skylanders Imaginators was released in October 2016 while the comparable prior year title, Skylanders Superchargers, was released in September 2015. For the nine months ended September 30, 2016, as compared to 2015, the decrease was also due to lower revenues recognized from the Destiny franchise, as Destiny was released in the third quarter of 2014, with no comparable full-game release in 2015.

The decrease was partially offset by revenues recognized from the release of Overwatch in May 2016. For the nine months ended September 30, 2016, the decrease was also partially offset by higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

Change in Deferred Revenues Recognized

Deferred revenues recognized from retail channels increased for the three months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Lower deferral of revenues from the Destiny franchise associated with the release of Rise of Iron in September 2016, as compared to the release of The Taken King in September 2015.

•                  Higher deferred revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

Deferred revenues recognized from retail channels decreased for the nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Lower deferred revenues recognized from the Destiny franchise, as Destiny was released in the third quarter of 2014, with no comparable full-game release in 2015.

•                  Deferral of revenues associated with Overwatch, which released in May 2016.

The decrease was partially offset by:

•                  Higher deferred revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

•                  Deferred revenues recognized from Guitar Hero Live, which was released in the fourth quarter of 2015.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2016 and 2015 (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)
Geographic region net revenues:
Americas	$796	$495	$301	$2,411	$1,750	$661
EMEA (1)	499	367	132	1,528	1,219	309
Asia Pacific	273	128	145	655	343	312
Consolidated net revenues	$1,568	$990	$578	$4,594	$3,312	$1,282

The increase/(decrease) in deferred revenues recognized by geographic region for the three and nine months ended September 30, 2016 and 2015 was as follows (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)
Increase/(decrease) in deferred revenues recognized by geographic region:
Americas	$(14)	$(45)	$31	$308	$502	$(194)
EMEA (1)	(34)	(11)	(23)	175	298	(123)
Asia Pacific	(14)	6	(20)	(36)	9	(45)
Net (deferral) / recognition impact on consolidated net revenues	$(62)	$(50)	$(12)	$447	$809	$(362)

(1)   EMEA consists of the Europe, Middle East, and Africa geographic regions.

Americas

Net Revenues

Net revenues from the Americas increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  New revenues from King titles since the King Closing Date, with the revenues primarily driven by the Candy Crush franchise.

•                  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

•                  Higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

The increases were partially offset by:

•                  Lower revenues from standalone toys and accessories from the Skylanders franchise. Additionally, Skylanders Imaginators was released in October 2016 while the comparable prior year title, Skylanders Superchargers, was released in September 2015.

•                  Lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015. The prior year also included higher revenues recognized from the multiple Destiny expansion pack releases, including The Dark Below (released December 2014) and The House of Wolves (released in May 2015), without comparable releases in 2016.

Additionally, for the nine months ended September 30, 2016, the increases were partially offset by lower revenues recognized from World of Warcraft due to the release of World of Warcraft: Warlords of Draenor in November 2014, for which a majority of the revenues were recognized in 2015 based on an estimated service period. Meanwhile, World of Warcraft: Legion released in August 2016 but the associated game revenues are largely deferred and will be recognized in future periods over an estimated service period.

Change in Deferred Revenues Recognized

Deferred revenues recognized increased for the three months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Lower deferral of revenues from the Destiny franchise associated with the release of Rise of Iron in September 2016, as compared to the release of The Taken King in September 2015.

•                  Recognition of deferred revenues associated with the release of Overwatch.

The increase was partially offset by deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor in November 2014.

Deferred revenues recognized decreased for the nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor in November 2014.

•                  Deferral of revenues associated with the release of Overwatch.

This decrease was partially offset by increased deferred revenues recognized from Call of Duty: Black Ops III as compared to Call of Duty: Advanced Warfare.

EMEA

Net Revenues

Net revenues from the EMEA regions increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  New revenues from King titles since the King Closing Date, with the revenues primarily driven by the Candy Crush franchise.

•                  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

•                  Higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

The increases were partially offset by lower revenues from standalone toys and accessories from the Skylanders franchise. Additionally, Skylanders Imaginators was released in October 2016 while the comparable prior year title, Skylanders Superchargers, was released in September 2015.

Additionally, for the nine months ended September 30, 2016, the increases were partially offset by lower revenues recognized from World of Warcraft due to the release of World of Warcraft: Warlords of Draenor in November 2014, for which a majority of the revenues were recognized in 2015 based on an estimated service period. Meanwhile, World of Warcraft: Legion released in August 2016 but the associated game revenues are largely deferred and will be recognized in future periods over an estimated service period.

Change in Deferred Revenues Recognized

Deferred revenues recognize decreased for the three months ended September 30, 2016, as compared to 2015. This was primarily due to deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor in November 2014. The increase was partially offset by:

•                  Lower deferral of revenues from the Destiny franchise associated with the release of Rise of Iron in September 2016, as compared to the release of The Taken King in September 2015.

•                  Recognition of deferred revenues associated with the release of Overwatch.

Deferred revenues recognized decreased for the nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor in November 2014.

•                  Deferral of revenues associated with Overwatch, which released in May 2016.

Asia Pacific

Net Revenues

Net revenues increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  New revenues from King titles since the King Closing Date, with the revenues primarily driven by the Candy Crush franchise.

•                  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

•                  Higher revenues recognized from Hearthstone: Heroes of Warcraft.

These were partially offset by lower revenues recognized from the Diablo franchise due to the timing of releases.

Change in Deferred Revenues Recognized

Deferred revenues recognized decreased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to the higher deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor in November 2014. This decrease was partially offset by increased deferred revenues recognized from Hearthstone: Heroes of Warcraft. Additionally for the nine months ended September 30, 2016, as compared to 2015, the decrease in deferred revenues recognized was due to the deferral of revenues associated with Overwatch, which released in May 2016, and lower deferral of revenues from the Diablo franchise due to timing of title releases.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $11 million and $30 million on our consolidated net revenues for the three and nine months ended September 30, 2016, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Net Revenues by Platform

The following tables detail our consolidated net revenues by platform for the three and nine months ended September 30, 2016 and 2015 (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase/ (Decrease)	2016	2015	Increase/ (Decrease)
Platform net revenues:
Console	$452	$420	$32	$1,867	$1,737	$130
PC (1)	609	359	250	1,421	1,114	307
Mobile and ancillary (2)	440	131	309	1,137	272	865
Other (3)	67	80	(13)	169	189	(20)
Total consolidated net revenues	$1,568	$990	$578	$4,594	$3,312	$1,282

The increase/(decrease) in deferred revenues recognized by platform for the three and nine months ended September 30, 2016 and 2015 was as follows (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Increase / (decrease)	2016	2015	Increase / (decrease)
Increase/(decrease) in deferred revenues recognized by platform:
Console	$35	$(80)	$115	$683	$728	$(45)
PC (1)	(82)	36	(118)	(202)	113	(315)
Mobile and ancillary (2)	(15)	(6)	(9)	(34)	(32)	(2)
Net (deferral) / recognition impact on consolidated net revenues	$(62)	$(50)	$(12)	$447	$809	$(362)

(1)   Net revenues from PC includes revenues that were historically shown as Online.

(2)   Net revenues from Mobile and ancillary includes revenues from handheld, mobile, and tablet devices, as well as non-platform-specific game-related revenues such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(3)   Net revenues from Other include revenues from MLG, Studios, and Distribution businesses.

Console

Net Revenues

Net revenues from console increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

•                  Higher revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

These increases were partially offset by:

•                  Lower revenues from standalone toys and accessories from the Skylanders franchise. This is in part due to the impact from the timing of title releases. Skylanders Imaginators was released in October 2016 while the comparable prior year title, Skylanders Superchargers, was released in September 2015.

•                  Lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015. The prior year also included higher revenues recognized from the multiple Destiny expansion pack releases, including The Dark Below (released December 2014) and The House of Wolves (released in May 2015), without comparable releases in 2016.

Change in Deferred Revenues Recognized

Deferred revenues recognized from console increased for the three months ended September 30, 2016, as compared to 2015, primarily due to lower deferral of revenues from the Destiny franchise associated with the release of Rise of Iron in September 2016, as compared to the release of The Taken King in September 2015.

Deferred revenues recognized from console decreased for the nine months ended September 30, 2016, as compared to 2015, primarily due to the deferral of revenues related to the release of Overwatch. The decrease is partially offset by increased deferred revenues recognized from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

PC

Net Revenues

Net revenues from PC increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

•                  Revenues recognized from King titles since the King Closing Date.

•                  Revenues recognized from StarCraft II: Legacy of the Void™ which was released in the fourth quarter of 2015.

For the nine months ended September 30, 2016, as compared to 2015, the increase was partially offset by lower revenues recognized from World of Warcraft due to the release of World of Warcraft: Warlords of Draenor in November 2014, for which a majority of the revenues were recognized in 2015 based on an estimated service period. Meanwhile, World of Warcraft: Legion released in August 2016 but the associated game revenues are largely deferred and will be recognized in future periods over an estimated service period.

Change in Deferred Revenues Recognized

Deferred revenues recognized from PC decreased for the three and nine months ended September 30, 2016, as compared to 2015, primarily due to deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor in November 2014. The decrease is partially offset by higher deferred revenues recognized from Hearthstone: Heroes of Warcraft.

Additionally, for the three months ended September 30, 2016, the decrease in deferred revenues was partially offset by the recognition of revenues associated with Overwatch. Conversely, for the nine months ended September 30, 2016, the decrease in deferred revenues was also due to additional deferrals associated with Overwatch.

Mobile and ancillary

Net Revenues

Net revenues from mobile and ancillary increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  New revenues from King titles since the King Closing Date, which were primarily driven by the Candy Crush franchise.

•                  Higher revenues recognized from Hearthstone: Heroes of Warcraft, which was released on iPhone and Android smartphones in April 2015.

The increase was partially offset by lower revenues from standalone toys and accessories from the Skylanders franchise. Additionally, Skylanders Imaginators was released in October 2016 while the comparable prior year title, Skylanders Superchargers, was released in September 2015.

Change in Deferred Revenues Recognized

Deferred revenues recognized from mobile and ancillary had no significant movements for the three months ended September 30, 2016, as compared to 2015.

Deferred revenues recognized from mobile and ancillary decreased slightly for the nine months ended September 30, 2016, as compared to 2015, primarily due to deferrals of revenue from King titles, partially offset by higher deferred revenues recognized from Hearthstone: Heroes of Warcraft.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues for the three and nine months ended September 30, 2016 and 2015 (amounts in millions):

	Three Months Ended September 30, 2016	% of associated net revenues	Three Months Ended September 30, 2015	% of associated net revenues	Increase (Decrease)
Cost of revenues - product sales:
Product costs	$111	31%	$179	42%	$(68)
Software royalties, amortization, and intellectual property licenses	42	12	62	15	(20)
Cost of revenues - subscription, licensing, and other revenues:
Game operations and distribution costs	237	20	71	13	166
Software royalties, amortization, and intellectual property licenses	139	11	25	4	114
Total cost of revenues	$529	34%	$337	34%	$192

	Nine Months Ended September 30, 2016	% of associated net revenues	Nine Months Ended September 30, 2015	% of associated net revenues	Increase (Decrease)
Cost of revenues - product sales:
Product costs	$429	29%	$528	30%	$(99)
Software royalties, amortization, and intellectual property licenses	250	17	273	16	(23)
Cost of revenues - subscription, licensing, and other revenues:
Game operations and distribution costs	620	20	192	12	428
Software royalties, amortization, and intellectual property licenses	319	10	54	3	265
Total cost of revenues	$1,618	35%	$1,047	32%	$571

Total cost of revenues for the three and nine months ended September 30, 2016 increased as compared to the same period in 2015, reflective of the increase in consolidated net revenues.

Cost of Revenues - Product Sales

Product costs decreased for the three and nine months ended September 30, 2016, when compared to the same period in 2015. This was primarily due to the release of Skylanders Superchargers in September 2015, while the current year comparable title, Skylanders Imaginators, was released in October 2016. The Skylanders franchise titles typically have relatively higher product costs compared to other titles due to the inclusion of various hardware components, including toys. This was partially offset by product costs incurred in the current periods associated with Overwatch, which was released in May 2016, and Guitar Hero Live, which was released in October 2015. Neither of these franchises had comparable titles impacting the three and nine months ended September 30, 2015.

Software royalties, amortization, and intellectual property licenses related to product sales decreased for the three and nine months ended September 30, 2016. This was primarily due to the timing of the Skylanders title launch in the current and prior year as noted above, along with lower software amortization from the Destiny franchise, as Destiny was released in the third quarter of 2014, but had no comparable full-game release in 2015. This was partially offset by software amortization from Overwatch, which was released in May 2016 with no comparable title in 2015. Additionally, for the nine months ended September 30, 2016, the decrease was further partially offset by higher software amortization associated with Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, and software amortization associated with recently released titles without prior comparable titles in the previous period, including Guitar Hero Live.

Cost of Revenues - Subscription, Licensing, and Other Revenues

Game operations and distribution costs increased for the three and nine months ended September 30, 2016, when compared to the same periods in 2015. This was primarily due to increased online costs and platform provider fees associated with revenues included since the King Closing Date and increased expenditures to support our growing online activity across our existing and new titles.

Software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues increased for the three and nine months ended September 30, 2016, when compared to the same periods in 2015. This was primarily due to the amortization of internally-developed franchise intangible assets acquired in the King Acquisition. This was partially offset by lower software amortization from Heroes of the Storm, as it was released in June 2015.

Product Development (amounts in millions)

	September 30, 2016	% of consolidated net revenues	September 30, 2015	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$249	16%	$159	16%	$90
Nine Months Ended	$673	15%	$453	14%	$220

Product development costs increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Product development costs associated with King’s titles.

•                  Increased product development costs for Activision and Blizzard’s current and upcoming releases.

Sales and Marketing (amounts in millions)

	September 30, 2016	% of consolidated net revenues	September 30, 2015	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$340	22%	$189	19%	$151
Nine Months Ended	$830	18%	$445	13%	$385

Sales and marketing costs increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  Amortization of the customer base intangible assets acquired in the King Acquisition.

•                  Sales and marketing spending to support King’s titles and new launches, including Farm Heroes Super Saga and Candy Crush Jelly Saga.

•                  New sales and marketing spending to support Overwatch along with increased spending to support our existing franchises and their associated releases, including the Call of Duty and World of Warcraft franchises. The month of September 2016 included our Call of Duty XP event, which culminated with the Call of Duty World League Championship.

These increases were partially offset by lower spending on Guitar Hero Live, the Destiny franchise, and the Skylanders franchise.

General and Administrative (amounts in millions)

	September 30, 2016	% of consolidated net revenues	September 30, 2015	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$156	10%	$109	11%	$47
Nine Months Ended	$486	11%	$297	9%	$189

General and administrative expenses increased for the three and nine months ended September 30, 2016, as compared to 2015. This was primarily due to:

•                  King’s general and administrative costs, which are included from the King Closing Date.

•                  Higher Blizzard personnel costs due to segment performance bonuses and increased headcount to support the business growth for the three and nine months ended September 30, 2016, as compared to 2015.

Additionally, general and administrative expenses increased for the nine months ended September 30, 2016, as compared to 2015, due to higher professional and transaction related fees due to the King Acquisition, which closed on February 23, 2016.

Interest and Other Expense (Income), Net (amounts in millions)

	September 30, 2016	% of consolidated net revenues	September 30, 2015	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$63	4%	$51	5%	$12
Nine Months Ended	$181	3%	$151	4%	$30

Interest and other expense (income), net, increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to:

•                  Interest expense associated with the existing Tranche A Term Loans that were funded at the King Closing Date.

•                  Extinguishment costs associated with refinancing the existing Tranche A Term Loans and extinguishment of the Term Loan.

This increase was partially offset by lower interest expense related to the Term Loan as a result of having a lower principal balance during the three and nine months ended September 30, 2016. We made voluntary prepayments of $500 million, $250 million, and $800 million on February 25, 2016, March 31, 2016, and May 26, 2016, respectively.

Income Tax Expense (amounts in millions)

	September 30, 2016	% of pretax income	September 30, 2015	% of pretax income	Increase (Decrease)
Three Months Ended	$32	14%	$18	13%	$14
Nine Months Ended	$93	12%	$186	20%	$(93)

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

The income tax expense of $32 million for the three months ended September 30, 2016, reflects an effective tax rate of 14%, which is higher than the effective tax rate of 13% for the three months ended September 30, 2015.  The increase is due to the change in the mix of domestic and foreign earnings and increases to the Company’s reserve for uncertain tax positions, partially offset by recognition of excess tax benefits from share-based payments (see “Recently issued accounting pronouncements”) and favorable return to provision adjustments.

The income tax expense of $93 million for the nine months ended September 30, 2016, reflects an effective tax rate of 12%, which is lower than the effective tax rate of 20% for the nine months ended September 30, 2015. The decrease is due to the change in the mix of domestic and foreign earnings, the recognition of excess tax benefits from share-based payments, the net benefit related to the settlement of an income tax audit during the first quarter of 2016, and favorable return to provision adjustments, partially offset by increases to the Company’s reserve for uncertain tax positions.

The effective tax rate of 14% for the three months ended September 30, 2016 differs from the US statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, the recognition of federal and California research and development credits, favorable return to provision adjustments, and increases to the Company’s reserve for uncertain tax positions.

The effective tax rate of 12% for the nine months ended September 30, 2016 differs from the U.S. statutory rate of 35%, primarily due to the tax benefit from foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, the recognition of federal and California research and development credits, the net benefit related to the settlement of an income tax audit during the first quarter of 2016, favorable return to provision adjustments, and increases to the Company’s reserve for uncertain tax positions.

The overall effective income tax rate for the year will be dependent in part on our profitability for the remainder of the year, as well as the other factors described above.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2009, 2010, and 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team. Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements. Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter. In addition, as part of purchase price accounting for the King Acquisition, the Company assumed $93 million of uncertain tax positions primarily related to the transfer pricing on King tax years occurring prior to the King Acquisition. The Company is currently in negotiations with the relevant jurisdictions and taxing authorities, which could result in a different allocation of profits and losses between the relevant jurisdictions.

Vivendi Games’ results for the period from January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates, while Vivendi Games’ results for the period from July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. IRS Appeals proceedings concerning Vivendi Games’ tax return for the 2008 tax year were concluded during July 2016, but that year remains open to examination by other major taxing authorities. The resolution of the 2008 IRS Appeals process did not have a material impact to the Company’s condensed consolidated financial statements.

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

The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations, except as noted above. However, the Company’s global tax disputes could have a material adverse effect on our consolidated financial position, liquidity, or results of operations in the period or periods in which the matters are ultimately resolved or in which appropriate tax provisions are taken into account in our financial statements.

In 2013, in connection with a share repurchase from Vivendi (the “Purchase Transaction”), we assumed certain tax attributes, generally consisting of net operating loss (“NOL”) carryforwards of approximately $760 million, which represent a potential future tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction.  For the nine months ended September 30, 2016, we utilized $291 million of the NOL, which resulted in a tax benefit of $102 million, and a corresponding reserve of $102 million was established.  As of September 30, 2016, an indemnification asset of $191 million has been recorded in “Other Assets,” and, correspondingly, the same amount has been recorded as a reduction to the consideration paid for the shares repurchased in “Treasury Stock.”

Liquidity and Capital Resources

Sources of Liquidity (amounts in millions)

	September 30, 2016	December 31, 2015	Increase (Decrease)
Cash and cash equivalents	$4,029	$1,823	$2,206
Short-term investments	24	8	16
	$4,053	$1,831	$2,222

Percentage of total assets	22%	12%

	For the Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
Cash flows provided by operating activities	$1,296	$196	$1,100
Cash flows used in investing activities	(1,150)	(239)	(911)
Cash flows provided by (used in) financing activities	2,083	(172)	2,255
Effect of foreign exchange rate changes	(23)	(268)	245
Net increase (decrease) in cash and cash equivalents	$2,206	$(483)	$2,689

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

Cash flows provided by operating activities were higher for the nine months ended September 30, 2016, as compared to the same period in 2015. This is primarily due to:

•                  New operating cash flows contributed by King.

•                  Operating cash flows generated by the release of Overwatch and World of Warcraft: Legion during fiscal 2016, which had no comparable releases in the prior year, although the impact to net income is largely deferred into future periods.

•                  Higher non-cash reconciling items, primarily due to the amortization of the acquired intangibles in the King Acquisition and associated deferred tax impacts.

Cash Flows Used In Investing Activities

The primary drivers of cash flows used in investing activities typically include the net effect of capital expenditures, changes in restricted cash balances, as well as cash used for acquisitions.

Cash flows used in investing activities were $1.2 billion for the nine months ended September 30, 2016, as compared to $239 million for the nine months ended September 30, 2015.  The increase in the cash used was primarily due to the $2.2 billion cash outflow for the King Acquisition in excess of the cash already in escrow, net of the $1.15 billion cash acquired. This was partially offset by $144 million of cash outflow for the purchase of available-for-sale investments for the nine months ended September 30, 2015 for which there was no such purchase made in fiscal 2016.

Cash Flows Provided By (Used In) Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt, and transactions involving our common stock, such as the issuance of shares of common stock to employees, the repurchase of our common stock, and the payment of dividends.

Cash flows provided by financing activities were higher during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to $6.9 billion of proceeds received from debt financings. These were partially offset by:

•                  Repayments made to extinguish our Term Loan of $1.9 billion.

•                  Repayments of $2.5 billion for refinancing our existing TLA.

•                  Repayments of $185 million made on our new TLA, which included $167 million of voluntary prepayments, as compared to the $250 million partial repayment of our Term Loan in 2015.

•                  Payment of debt discount and financing costs.

•                  Higher payment of dividends of $195 million in 2016, compared to $170 million in 2015.

Other Liquidity and Capital Resources

Our primary sources of liquidity are typically cash and cash equivalents, investments, and cash flows provided by operating activities. In addition, as described below, we have availability of $250 million, subject to certain restrictions, under an unsecured revolving credit facility.  With our cash and cash equivalents and short-term investments of $4 billion at September 30, 2016, and expected cash flows provided by operating activities, we believe that we have sufficient liquidity to meet daily operations in the foreseeable future, including the repayment of $1.6 billion of our existing 2021 Notes made on October 19, 2016. We also believe that we have sufficient working capital ($1.6 billion at September 30, 2016) to finance our operational and financing requirements for at least the next twelve months, including: purchases of inventory and equipment; the development, production, marketing, and sale of new products; provision of customer service for our subscribers; acquisition of intellectual property rights for future products from third parties; and payments related to debt obligations.

As of September 30, 2016, and December 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.9 billion and $0.5 billion, respectively. If the cash and cash equivalents held outside of the U.S. is needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Debt

Credit Facilities

On October 11, 2013, we entered into a credit agreement (the “Credit Agreement”) for a $2.5 billion secured term loan facility maturing in October 2020 (the “Term Loan”), and a $250 million secured revolving credit facility (the “Original Revolver”). As of December 31, 2015, as a result of repayments and prepayments during the prior periods, we had $1.9 billion outstanding under the Term Loan.

In conjunction with the King Acquisition, we entered into three amendments to the Credit Agreement (the “Amendments”). The Amendments, among other things, provided for incremental term loans in the form of tranche A term loans in an aggregate principal amount of approximately $2.3 billion. The proceeds were provided on February 23, 2016 and were used to fund the King Acquisition. On March 31, 2016, we entered into a fourth amendment to the Credit Agreement which provided for an incremental tranche A term loan in the aggregate principal amount of $250 million (together with the $2.3 billion tranche A term loans, the “Existing TLA”); the proceeds from the incremental borrowing were used to make a voluntary prepayment on our Term Loan on March 31, 2016. In addition to this prepayment, we made voluntary prepayments on our Term Loan of $500 million and $800 million on February 25 and May 26, 2016, respectively.

On August 23, 2016 we entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that provided for new tranche A term loans of approximately $2.9 billion (the “New TLA”) and an amended revolving credit facility of $250 million (the “Revolver” and together with the New TLA, the “Credit Facilities”). Both the New TLA and Revolver are scheduled to mature on August 23, 2021 and are unsecured. The proceeds from the New TLA were primarily used to pay off the remaining outstanding principal balance on the Term Loan of $319 million and the Existing TLA of $2.5 billion. As a result of the payments to extinguish the Term Loan and Existing TLA, we wrote-off unamortized discount and deferred financing costs of $10 million, which is included in “Interest and other expense (income), net” in the condensed consolidated statement of operations. The remaining unamortized discount and deferred financing costs were deferred, along with new fees paid to the New TLA lenders, and will continue to be amortized over the maturity of the New TLA. Debt discounts and deferred financing costs incurred in relation to the Fifth Amendment were not material.

Borrowings under the Revolver may be borrowed, repaid, and re-borrowed by the Company, and are available for working capital and other general corporate purposes. Up to $50 million of the Revolver may be used for letters of credit. To date, we have not drawn on the Revolver. Borrowings under the New TLA and the Revolver will bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the London Interbank Offered Rate (“LIBOR”) for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin.  LIBOR will be subject to a floor of 0% and the base rate will be subject to an effective floor of 1.00%.  The applicable interest margin for borrowings under the New TLA and Revolver will range from 1.125% to 2.00% for LIBOR borrowings and from 0.125% to 1.00% for base rate borrowings and will be determined by reference to a pricing grid based on the Company’s credit ratings. At September 30, 2016, the New TLA bore interest at 1.77%.

The Credit Agreement requires quarterly principal payments of 0.625% of the stated principal amount of the New TLA commencing on September 30, 2016, with increases to 1.250% starting on September 30, 2019 and 3.125% starting on September 30, 2020, with the remaining balance payable on the New TLA’s scheduled maturity date of August 23, 2021. On September 30, 2016, in addition to the required quarterly repayment of $18 million, we made a voluntary prepayment on our New TLA of $167 million. These payments satisfied the required quarterly principal repayments through December 31, 2018.

The Company is subject to a financial covenant requiring the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) not to exceed (i) 4.00:1.00 on or prior to March 31, 2017, and (ii) thereafter, 3.50:1.00. The Fifth Amendment contains other covenants consistent with the Credit Agreement, although the Fifth Amendment provides for additional exceptions from such covenants that are customary for transactions of this type for issuers with similar credit ratings.  A violation of any of these covenants could result in an event of default under the Credit Agreement.  Upon the occurrence of such event of default or certain other customary events of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders’ commitments to extend credit under the Credit Agreement may be terminated.  In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of September 30, 2016.

The Credit Facilities are guaranteed by certain of the Company’s U.S. subsidiaries, whose assets represent approximately 68% of our consolidated total assets.

Unsecured Senior Notes

On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the “Original 2021 Notes”) and $750 million of 6.125% unsecured senior notes due September 2023 (the “2023 Notes” and, together with the Original 2021 Notes, the “Notes”).  On September 19, 2016, we issued $650 million of 2.300% unsecured senior notes due September 2021 (the “New 2021 Notes”) and $850 million of 3.400% unsecured senior notes due September 2026 (the “2026 Notes” and together with the New 2021 Notes, the “New Notes”) in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended.

In connection with the issuance of the New Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), among the Company, the Guarantors and the representatives of the initial purchasers of the New Notes. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to within one year of the issue date of the New Notes, among other things, (1) file a registration statement with respect to an offer to exchange each series of the New Notes for new notes that are substantially identical in all material respects, (except for the provisions relating to the transfer restrictions and payment of additional interest) and (2) cause the registration statement to be declared effective by the SEC under the Securities Act.

Interest on the Notes and New Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2014 and March 15, 2017, respectively.  As of September 30, 2016, the Notes and New Notes had a net carrying value of $2.22 billion and $1.48 billion, respectively.

The Original 2021 Notes became eligible for redemption on September 15, 2016 (and, as described below, were redeemed on October 19, 2016).  We may redeem the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. In addition, we may redeem some or all of the 2023 Notes prior to September 15, 2018, at a price equal to 100% of the aggregate principal amount thereof plus a “make-whole premium” and accrued and unpaid interest.  Further, upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of the 2023 Notes outstanding with the net cash proceeds from such offerings.

We may redeem the New 2021 Notes on or after August 15, 2021, and the 2026 Notes on or after June 15, 2026, in whole or in part on any one or more occasions and in each case at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. In addition, we may redeem some or all of the New 2021 Notes prior to August 15, 2021 and some or all of the 2026 Notes prior to June 15, 2026, in each case at a price equal to 100% of the aggregate principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. Upon the occurrence of certain change of control events, we will be required to offer to repurchase the Notes and New Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.

The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and certain merger and consolidation transactions. The New Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. The Company was in compliance with the terms of the Notes and New Notes as of September 30, 2016.

On September 19, 2016 we issued an irrevocable notice to the holders of the Original 2021 Notes that we were calling those notes which then had a 30-day period before payment. On October 19, 2016, we redeemed the notes in full for $1.6 billion, which resulted in a loss on extinguishment of approximately $82 million, comprised of a premium payment of $63 million and write off of unamortized discount and financing costs of $19 million. This loss was recognized at the time of extinguishment. As a result of the irrevocable notice of redemption, we presented the outstanding principal balance of the Original 2021 Notes and its related unamortized discount and deferred financing costs as “Current portion of long-term debt, net” on our condensed consolidated balance sheets as of September 30, 2016.

Debt Discounts and Deferred Financing Costs

Fees and discounts associated with the closing of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

In connection with the debt financing for the Existing TLA and New Notes offering, we incurred $38 million and $17 million of discounts and financing costs, respectively, that were capitalized and recorded within “Long-term debt, net” in our condensed consolidated balance sheet. New lender fees and deferred financing costs related to the New TLA were not material.

Debt Repayments

On February 2, 2016, the Board of Directors authorized debt repayments of up to $1.5 billion of our outstanding debt during 2016. For the nine months ended September 30, 2016, we have made payments to reduce our total outstanding term loans by $1.5 billion.

Capital Expenditures

For the year ending December 31, 2016, we anticipate total capital expenditures of approximately $151 million, primarily for computer hardware and software purchases.  During the first nine months of 2016, we made aggregate capital expenditures of $99 million.

Off-Balance Sheet Arrangements

At September 30, 2016, and December 31, 2015, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns, Price Protection, Doubtful Accounts, and Inventory Obsolescence

•                  Software Development Costs and Intellectual Property Licenses

•                  Income Taxes

•                  Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets)

•                  Stock-Based Compensation

During the nine months ended September 30, 2016, there were no significant changes to the above critical accounting policies and estimates, but we did expand the accounting policy disclosure for revenue recognition to include virtual currency as noted below. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a more complete discussion of our critical accounting policies and estimates.

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

Recently adopted accounting pronouncements

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

Business Combinations

In September 2015, the FASB issued new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, on provisional amounts recorded at the acquisition date as a result of the business combination be recognized in the reporting period the adjustment is identified. The standard also requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. We adopted this new standard as of January 1, 2016, and applied it prospectively. No measurement period adjustments impacting earnings occurred as of and for the nine months ended September 30, 2016.

Share-Based Payments

In March 2016, the FASB issued new guidance to simplify accounting for share-based payments. The new standard, amongst other things:

•                  requires that all excess tax benefits and tax deficiencies be recorded as an income tax expense or benefit in the statement of operations and that the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur;

•                  requires excess tax benefits from share-based payments to be reported as operating activities on the statement of cash flows; and

•                  permits an accounting policy election to either estimate the number of awards that are expected to vest using an estimated forfeiture rate, as currently required, or account for forfeitures when they occur.

We elected to early adopt this new standard in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016.  As part of the adoption, we made certain elections, including the following:

•                  to apply the presentation requirements for our condensed consolidated statement of cash flows related to excess tax benefits retrospectively to all periods presented; and

•                  to continue to estimate the number of awards that are expected to vest using an estimated forfeiture rate.

As a result of the adoption we recognized excess tax benefits of $12 million and $63 million as a reduction to income tax expense in our condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. The adoption of the standard impacted our previously reported quarterly results and financial positions for fiscal year 2016 as follows:

(Amounts in millions, except per	For the Six Months Ended June 30, 2016		For the Three Months Ended June 30, 2016		For the Three Months Ended March 31, 2016
share data)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Condensed consolidated statements of operations:
Income before income tax expense	$576	$576	$167	$167	$409	$409
Income tax expense	$113	$62	$40	$16	$73	$46
Net Income	$463	$514	$127	$151	$336	$363
Basic earnings per common share	$0.62	$0.69	$0.17	$0.20	$0.45	$0.49
Diluted earnings per common share	$0.61	$0.68	$0.17	$0.20	$0.45	$0.48
Diluted-weighted average number of common shares outstanding	748	751	750	753	746	749

	For the Six Months Ended June 30, 2016		For the Three Months Ended March 31, 2016
(Amounts in millions)	As reported	As adjusted	As reported	As adjusted
Condensed consolidated statements of cash flows:
Net cash provided by operating activities	$788	$840	$309	$337
Net cash provided by financing activities	$798	$746	$1,807	$1,779

	As of June 30, 2016		As of March 31, 2016
(Amounts in millions)	As reported	As adjusted	As reported	As adjusted
Condensed consolidated balance sheets:
Additional paid-in capital	$10,425	$10,374	$10,343	$10,316
Retained earnings	$4,366	$4,417	$4,239	$4,266

Given our retrospective application of the presentation requirements for our condensed consolidated statement of cash flows related to excess tax benefits, our net cash provided by operating activities and net cash used in financing activities increased $33 million for the nine months ended September 30, 2015. The other provisions of the standard did not have a material impact on our financial statements.

Statement of Cash Flows

In August 2016, the FASB issued new guidance related to the classification of certain cash items in the statement of cash flows. The new standard requires, among other things, that cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, as opposed to operating activities as is required under existing guidance. We elected to early adopt this standard in the current period and applied it retrospectively. The adoption of this standard did not have a material impact on our condensed consolidated statement of cash flows.

Recent accounting pronouncements not yet adopted

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements. While we are currently evaluating the method of adoption and the impact of the new revenue standard on our consolidated financial statements and related disclosures, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have vendor-specific-objective-evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. While we are still currently evaluating the impact of the new standard, the impact of this identified difference in accounting may have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, amongst other things, requires a lessee to classify a lease as either a operating or financing lease and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received and any prepaid lease payments. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

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

At September 30, 2016, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $165 million. The fair value of these foreign currency forward contracts was $4 million as of September 30, 2016, and recorded in “Other current assets” in our condensed consolidated balance sheet.

At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. The fair value of these foreign currency forward contracts was $11 million as of December 31, 2015, and recorded in “Other current assets” in our condensed consolidated balance sheet.

For the three and nine months ended September 30, 2016 and 2015, pre-tax net gains associated with these forward contracts were not material.

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

The gross notional amount of all outstanding foreign currency forward contracts designated as cash flow hedges was approximately $599 million at September 30, 2016, and $381 million at December 31, 2015. These foreign currency forward contracts have remaining maturities of 15 months or less. During the three and nine months ended September 30, 2016 and 2015, there was no ineffectiveness relating to these hedges. At September 30, 2016, $4 million of net unrealized losses related to these contracts are expected to be reclassified into earnings within the next twelve months.

During the three and nine months ended September 30, 2016 and 2015, the amount pre-tax net realized gains reclassified out of “Accumulated other comprehensive income (loss)” due to maturity of these contracts was not material.

In the absence of the hedging activities described above, for the nine months ended September 30, 2016, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $70 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Facilities.  We do not currently use derivative financial instruments to manage interest rate risk. As of September 30, 2016, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would change interest expense on an annual basis by approximately $27 million. Because we have a LIBOR floor in our Term Loan and Tranche A Term Loan, our interest expense only increases when the underlying interest rate increases and it is at a level that exceeds the LIBOR floor.  This estimate does not include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2016, our $4.03 billion of cash and cash equivalents was comprised primarily of money market funds. The Company has determined that, based on the composition of our investment portfolio as of September 30, 2016, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting at September 30, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2016, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Year-End Assessment of Internal Control over Financial Reporting.

On February 23, 2016, we completed our acquisition of King Digital Entertainment plc. The acquired business constituted approximately 6% of total assets and 24% of net revenues of the consolidated financial statement amounts as of and for the nine months ended September 30, 2016. We are in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is contemplated, we expect to exclude the acquired business from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016.

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

Item 5.       Other Information

The Company’s directors and employees may, at a time they are not aware of material non-public information, enter into plans (“Rule 10b5-1 Plans”) to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1.  Refer to Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities in Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2015, for a complete description of the Rule 10b5-1 Plans.

On September 15, 2016, Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, the Chairman of our Board, each entered into a Rule 10b5-1 Plan.  Under Mr. Kotick’s plan, if and when the price of our common stock is equal to or greater than various minimum price thresholds specified in the plan, the 10122B Trust, of which Mr. Kotick is the trustee and the sole beneficiary, may exercise options to purchase up to 3,962,998 shares and sell the shares received upon exercise on the open market at then-prevailing market prices.  Under Mr. Kelly’s plan, if and when the price of our common stock is equal to or greater than the minimum price thresholds specified in his plan, Mr. Kelly may exercise options to purchase up to 262,998 shares and sell the shares received upon exercise on the open market at then-prevailing market prices.  Both plans are in effect for a twelve month period.  Actual transactions under these plans will be reported from time to time, as appropriate, on Forms 4 and 144 filed with the Securities and Exchange Commission.

Item 6.       Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 3, 2016

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

4.1

Indenture, dated as of September 19, 2016, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed September 19, 2016).

10.1

Fifth Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed August 24, 2016).

10.2

Registration Rights Agreement, dated as of September 19, 2016, among Activision Blizzard, Inc., the guarantors named therein and the representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 19, 2016).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and September 30, 2015, (iv) condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and September 30, 2015; (v) condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2016; and (vi) notes to condensed consolidated financial statements.