Form 10-K
period 2016-12-31
Activision Blizzard, Inc.
filed 2017-02-28
CIK 718877

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2016 (based on the closing sale price as reported on the NASDAQ) was $27,884,568,790.

         The number of shares of the registrant's Common Stock outstanding at February 23, 2017 was 751,846,958.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2017 Annual Meeting of Shareholders which is expected to be held on June 1, 2017, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow or other financial items; (2) statements of our plans and objectives, including those relating to releases of products or services; (3) statements of future financial or operating performance; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plan," "plans," "believes," "may," "might," "expects," "intends," "intends as," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict. Our actual results could differ materially from expectations stated in forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

        Activision Blizzard Inc.'s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners.

Item 1.    BUSINESS

Overview

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services across all of the major gaming platforms, including video game consoles, personal computers ("PC"), and mobile devices. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

        The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. We are the result of the 2008 business combination (the "Business Combination") by and among the Company (then known as Activision, Inc.), Vivendi S.A. ("Vivendi"), and Vivendi Games, Inc. ("Vivendi Games"), an indirect wholly-owned subsidiary of Vivendi. In connection with the consummation of the Business Combination, Activision, Inc., was renamed Activision Blizzard, Inc.

        The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol "ATVI."

The King Acquisition

        On February 23, 2016 (the "King Closing Date"), we acquired King Digital Entertainment, a leading interactive mobile entertainment company ("King"), by purchasing all of its outstanding shares (the "King Acquisition"). We made this acquisition because we believe that the addition of King's highly complementary mobile business positions the Company as a global leader in interactive entertainment across mobile, console, and PC platforms, as well as positioning us for future growth. The aggregate purchase price of approximately $5.8 billion was funded with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. King's results of operations since the King Closing Date are included in our consolidated financial statements.

Our Strategy and Vision

        Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment content and services and other media that deliver year-round, highly satisfying and engaging entertainment experiences. In pursuit of this objective we focus on three strategic pillars: expanding audience reach; driving deep consumer engagement; and providing more opportunities for player investment.

        Expanding audience reach.    Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. Our employees, technology, and institutionalized processes allow us to continue to deliver high-quality content that expands our reach. We endeavor to reach as many consumers as possible either through: (1) the purchase of our content and services; (2) engagement in our free-to-play games, which allow consumers to play games with no up-front cost but are instead monetized through sales of downloadable content or via microtransactions; or (3) engagement in other types of media based on our franchises.

        Driving deep consumer engagement.    Our high-quality entertainment content not only expands our audience reach, but it also drives deep engagement with our franchises. We design our games and other forms of media to provide a depth of content that keeps consumers playing and engaged for a long period of time following a game's release, delivering value to our players and additional growth opportunities for our franchises.

        Providing more opportunities for player investment.    Increasingly, our consumers engage in our content year-round and are connected to our games online through mobile devices, connected consoles, and PCs. This allows us to offer additional digital player investment opportunities directly to the consumers. In addition to purchasing full games or subscriptions, players can invest in certain of our games and franchises by purchasing incremental "in-game" content (including larger downloadable content or smaller content, via microtransactions). These digital revenue streams tend to be recurring and have higher profit margins. Further, if executed properly, additional player investment can increase engagement as it provides more frequent and incremental content for our players. In addition, we believe there is an opportunity for advertising within certain of our franchises, as well as opportunities to drive new forms of player investment through esports, film and television, and consumer products. We are in the early stages of developing these new revenue streams.

        Our strategy is ultimately aimed at creating shareholder value and enhancing returns. We strive to increase profitability, cash flows, and return on capital—and to do so while keeping our company a great place to work for our employees.

Reportable Segments

        Based on our organizational structure, we conduct our business through three reportable operating segments as follows:

(i)    Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision"), is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail channels or digital downloads, including full-game sales and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets and sells products which are principally based on our internally developed intellectual properties, as well as some licensed properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.

        Activision's key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a "shared-world shooter") for console platforms; and Skylanders®, a kid's game franchise that brings physical toys to life digitally in the game primarily for console platforms. Call of Duty, Activision's leading franchise, was the number one console franchise globally in 2016, and in North America for the 8th year in a row, according to The NPD Group, GfK Chart-Track, and our internal estimates.

(ii)   Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail channels or digital downloads, including subscriptions, full-game sales, and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard's games.

        Blizzard's key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game ("MMORPG") for the PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC; and Overwatch®, a team-based first person shooter for the PC and console platforms. World of Warcraft is the leading subscription-based MMORPG and was initially launched in November 2004.

(iii)  King Digital Entertainment

        King Digital Entertainment ("King") is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Android and iOS. King also distributes its content and services on online social platforms, such as Facebook and the king.com websites. King's games are free-to-play, however players can acquire in-game virtual items, either with virtual currency the players purchase, or directly using real currency.

        King's key product franchises, all of which are for the PC and mobile platforms, include: Candy Crush™, which features "match three" games; Farm Heroes™, which also features "match three" games; Pet Rescue™, which is a "clicker" game; and Bubble Witch™, which features "bubble shooter" games. King had two of the top 10 highest-grossing titles in the United States of America ("U.S.") mobile app stores for the last thirteen quarters in a row, according to App Annie Intelligence and internal estimates for Apple App Store and Google Play Store combined.

(iv)  Other

        We also engage in other businesses that do not represent reportable segments, including:

  •
  The Major League Gaming ("MLG") business (which we formerly referred to as Activision Blizzard Media Networks or Media Networks), which is devoted to esports and builds on our competitive gaming efforts by creating ways to deliver a best-in-class fan experience across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

  •
  The Activision Blizzard Studios ("Studios") business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and, in October 2016, released the first season of the animated TV series Skylanders™ Academy on Netflix.

  •
  The Activision Blizzard Distribution ("Distribution") business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Products

        We develop content and services principally for console, PC, and mobile devices, and we market and sell our games through retail and digital distribution channels. We develop products spanning various genres, including first-person shooter, action/adventure, role-playing, strategy, and "match three," among others. We primarily offer the following products and services:

  •
  Full-games, which typically provide access to main game content, primarily for console or PC.

  •
  Downloadable content, which provides players with additional in-game content to purchase following the purchase of a full game.

  •
  Microtransactions, which typically provide relatively small pieces of additional in-game content or enhancements to gameplay, generally at relatively low price points.

  •
  Subscriptions for players in our World of Warcraft franchise that provide for continual access to the game content.

        Providing additional opportunities for player investment outside of full-game purchases has allowed us to shift from our historical seasonality to a more recurring and year-round revenue model. In addition, if executed properly, it allows us to increase player engagement as it provides more frequent and incremental content for our players.

Product Development and Support

        We focus on developing enduring franchises backed by well-designed, high-quality games with regular content updates. We build content with the potential for broad reach, sustainable engagement and year-round player investment. It is our experience that enduring franchises then serve as the basis for sequels, prequels and related new products and content that can be released over an extended period of time. We believe that the development and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We intend to continue development of owned franchises in the future.

        We develop and produce our titles using a model in which a group of creative, production, and technical professionals, including designers, producers, programmers, artists, and sound engineers, in coordination with our marketing, finance, analytics, sales, and other professionals, has responsibility for the entire development and production process, including the supervision and coordination of internal and, where appropriate, external resources. We believe this model allows us to deploy the best resources for a given task, by supplementing our internal expertise with top-quality external resources on an as-needed basis.

        While most of the content for our franchises is developed by internal studios, we periodically engage independent third-party developers to create content on our behalf. From time to time, Activision also acquires the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers. Since 2010, Activision has been in a long-term exclusive relationship with Bungie, the developer of game franchises including Halo, Myth and

Marathon, to publish games in the Destiny franchise. During the term of the agreement, Activision has exclusive, worldwide rights to publish and distribute on multiple platforms all future Bungie games based on Destiny.

        We provide various forms of product support. Central technology and development teams review, assess, and provide support to products throughout the development process. Quality assurance personnel are also involved throughout the development and production of published content. We subject all such content to extensive testing before public release to ensure compatibility with appropriate hardware systems and configurations and to minimize the number of bugs and other defects found in the products. To support our content, we generally provide 24-hour game support to players through various means, primarily online and by telephone.

Marketing, Sales, and Distribution

        Many of our products contain software that enables us to connect with our gamers directly. This provides a significant marketing tool that allows us to communicate and market directly to our customers, including through customized advertising and in-game messaging based on customer preferences and trends. Our marketing efforts also include activities on Facebook, Twitter, YouTube and other online social networks, other online advertising, other public relations activity, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts.

        Our physical products are available for sale in outlets around the world. These products are sold primarily on a direct basis to mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop), and other stores (e.g., Amazon, Toys "R" Us) or through third-party distribution and licensing arrangements.

        Most of our products and content are also available in a digital format, which allows consumers to purchase and download the content at their convenience directly to their console, PC, or mobile device through our platform partners, including Microsoft Corporation ("Microsoft"), Sony Interactive Entertainment Inc. ("Sony"), Nintendo Co., Ltd. ("Nintendo"), Apple Inc. ("Apple"), Google Inc. ("Google"), and Facebook, Inc. ("Facebook"). Blizzard utilizes its proprietary online gaming service, Battle.net®, to distribute most of Blizzard's content directly to PC consumers.

        In addition to serving as a distribution platform, Blizzard's Battle.net offers players communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of what Blizzard game they are playing. It attracts millions of active players, making it one of the largest online game-related services in the world.

Manufacturing

        We prepare master program copies for our products on each release platform. With respect to products for Microsoft, Sony and Nintendo consoles, our disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third-party subcontractors or distribution facilities owned by us.

        Microsoft, Sony, and Nintendo generally specify or control the manufacturing and assembly of finished products and license their hardware technologies to us for which we pay an applicable royalty per unit once the manufacturer fills the product order, even if the units do not ultimately sell. We deliver the master materials to the licensor or its approved replicator, who then manufactures the finished goods and delivers them to us for distribution under our label.

Significant Customers and Top Franchises

Customers

        While the Company does sell directly to end consumers in certain instances, such as sales through our Battle.net platform, in other instances our customers may be platform providers, such as Sony, Microsoft, and Apple, or retailers, such as Wal-Mart and GameStop, who act as distributors of our content to end consumers. For the year end December 31, 2016, Sony and Apple each accounted for 13% of our net revenues. For the year ended December 31, 2015, Sony and Microsoft accounted for 12% and 10%, respectively, of our net revenues. We did not have any single customer that accounted for 10% or more of our net revenues for the year ended December 31, 2014.

        We had three customers—Sony, Microsoft, and Wal-Mart Stores, Inc.—who accounted for 17%, 10%, and 10%, respectively, of consolidated gross receivables at December 31, 2016, and 18%, 13%, and 11%, respectively, of consolidated gross receivables at December 31, 2015.

Top Franchises

        For the year ended December 31, 2016, our top four franchises—Call of Duty, Candy Crush, World of Warcraft, and Overwatch—collectively accounted for 69% of our net revenues. For the year ended December 31, 2015, our top four franchises—Call of Duty, World of Warcraft, Destiny, and Hearthstone—collectively accounted for 75% of our net revenues. For the year ended December 31, 2014, our top four franchises—Call of Duty, World of Warcraft, Skylanders, and Diablo—collectively accounted for 75% of our net revenues.

Competition

        We compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies, as well as with providers of different forms of entertainment, such as film, television, social networking, music and other consumer products.

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

        We compete with other publishers of video game console, PC, and mobile interactive entertainment software. In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Sony, and Nintendo, compete directly with us in the development of software titles for their respective platforms. A number of software publishers have developed and commercialized, or are currently developing, online games for use by consumers. Further, we compete with publishers of mobile games. Lastly, with our Skylanders franchise and its toys and accessories, we compete indirectly with companies who sell toys to our target consumers for this franchise.

Intellectual Property

        Like other interactive entertainment companies, our business is significantly dependent on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of copyrighted software code, patented technology, and other technology and trade secrets that we use to develop and run our games. Other intellectual property is in the form of copyrighted audio-visual elements that consumers can see, hear and interact with when they are playing our games.

        We develop a majority of our products based on wholly-owned intellectual properties, such as Call of Duty, World of Warcraft, and Candy Crush, among others. In other cases, we obtain intellectual property through licenses and service agreements, such as for our Destiny franchise. Further, our products that play on consoles and mobile platforms include technology that is owned by the platform provider and is licensed non-exclusively to us for use in the relevant product. We also license technology from providers other than console manufacturers in developing our content and services. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

        We actively engage in enforcement and other activities to protect our intellectual property. For our PC products, we use copy protection technology or other technological protection measures to prevent piracy and the use of unauthorized copies of our products. For other platforms, the platform providers typically incorporate technological protections and other security measures in their platforms to prevent the use of unlicensed products on those platforms. In addition, we are actively engaged in enforcement of our copyright, trademark, patent, and trade secret rights against potential infringers of those rights along with other protective activities, including monitoring online channels for distribution of pirated copies and participating in various enforcement initiatives, education programs and legislative activity around the world.

Executive Officers

        Our executive officers and their biographical summaries are provided below:

Name	Age	Position
Robert A. Kotick	53	President and Chief Executive Officer of Activision Blizzard
Thomas Tippl	50	Chief Operating Officer of Activision Blizzard
Dennis Durkin	46	Chief Financial Officer of Activision Blizzard
Eric Hirshberg	48	President and Chief Executive Officer of Activision
Michael Morhaime	49	President and Chief Executive Officer of Blizzard
Brian Stolz	41	Chief People Officer of Activision Blizzard
Christopher Walther	50	Chief Legal Officer of Activision Blizzard
Riccardo Zacconi	48	Chief Executive Officer of King

Robert A. Kotick, President and Chief Executive Officer of Activision Blizzard

        Robert A. Kotick has been a director of Activision Blizzard since February 1991, following his purchase of a significant interest in the Company, which was then on the verge of insolvency. Mr. Kotick was our Chairman and Chief Executive Officer from February 1991 until July 2008, when he became our President and Chief Executive Officer in connection with the Business Combination. Mr. Kotick is also a member of the board of directors of The Coca-Cola Company, a multinational beverage corporation, and the boards of trustees for The Center for Early Education and the Harvard-Westlake School. He is also vice chairman of the board and chairman of the committee of trustees of the Los Angeles County Museum of Art. In addition, Mr. Kotick is the founder and co-chairman of the Call of Duty Endowment, a nonprofit, public benefit corporation that seeks to help organizations that provide job placement and training services for veterans.

Thomas Tippl, Chief Operating Officer of Activision Blizzard

        Thomas Tippl became our Chief Operating Officer in March 2010. Prior to that, he served as our Chief Corporate Officer from March 2009 until March 2010. In addition, Mr. Tippl served as our Chief Financial Officer from July 2008 until February 2012. Mr. Tippl joined the Company as the Chief Financial Officer of Activision in October 2005. Prior to joining the Company, Mr. Tippl served as the head of investor relations and shareholder services at The Procter & Gamble Company, a manufacturer of consumer goods products, from 2004 to 2005. Mr. Tippl also served as the finance director of Procter & Gamble's Baby Care Europe division, and as a member of the board of directors of the joint venture between Procter & Gamble and Fater in Italy from 2001 to 2003. Mr. Tippl co-founded Procter & Gamble's Equity Venture Fund in 1999 and also served as the associate director of acquisitions and divestitures for Procter & Gamble from 1999 to 2001. Prior to 1999, Mr. Tippl served in various financial executive positions for Procter & Gamble in Europe, China and Japan. Mr. Tippl holds a master's degree in economics and social sciences from the Vienna University of Economics and Business Administration.

Dennis Durkin, Chief Financial Officer of Activision Blizzard

        Dennis Durkin became our Chief Financial Officer in March 2012. Prior to joining the Company, Mr. Durkin held a number of positions of increasing responsibility at Microsoft Corporation, a computing hardware and software manufacturer, most recently serving as the corporate vice president and chief operating and financial officer of Microsoft Corporation's interactive entertainment business, which included the Xbox console business. Prior to joining Microsoft Corporation's interactive entertainment business in 2006, Mr. Durkin worked on Microsoft Corporation's corporate development and strategy team, including two years where he was based in London, England, driving pan-European activity. Before joining Microsoft Corporation, Mr. Durkin was a financial analyst at Alex. Brown and Company. Mr. Durkin holds a B.A. degree in government from Dartmouth College and an M.B.A. degree from Harvard University.

Eric Hirshberg, President and Chief Executive Officer of Activision

        Eric Hirshberg became the President and Chief Executive Officer of Activision in September 2010. Prior to joining us, Mr. Hirshberg served in positions of increasing responsibility with Deutsch LA, a marketing and advertising agency, most recently serving as its co-chief executive officer and its chief creative officer. Prior to working at Deutsch LA, Mr. Hirshberg worked at Fattal & Collins, a marketing and advertising agency. Mr. Hirshberg holds a B.F.A. degree from the University of California at Los Angeles.

Michael Morhaime, President and Chief Executive Officer of Blizzard

        Michael Morhaime became Chief Executive Officer of Blizzard and an executive officer of Activision Blizzard in July 2008 in connection with the Business Combination. Mr. Morhaime co-founded Blizzard in February 1991, and transitioned to the role of Blizzard's President in April 1998. Mr. Morhaime served on the executive committee of Vivendi Games from January 1999, when Blizzard became a subsidiary of Vivendi Games, until the consummation of the Business Combination, when Blizzard became a subsidiary of the Company. Mr. Morhaime holds a B.S. degree in electrical engineering from the University of California at Los Angeles

Brian Stolz, Chief People Officer of Activision Blizzard

        Brian Stolz became our Chief People Officer in May 2016. Prior to joining the Company, Mr. Stolz served as senior vice president of the neurology, dental, and generics businesses of Valeant Pharmaceuticals, a pharmaceutical company. Before that, Mr. Stolz served as Valeant's executive vice president of administration and its chief human capital officer. Prior to joining Valeant, Mr. Stolz held positions as a principal at ghSMART, a leadership consulting and advisory firm, and as an associate principal at McKinsey & Co., a strategy consulting firm. Mr. Stolz holds a B.S. degree in finance from Georgetown University and an M.B.A. degree from Harvard University.

Christopher Walther, Chief Legal Officer of Activision Blizzard

        Christopher Walther became our Chief Legal Officer in November 2009 and served as our Secretary from February 2010 until February 2011. Prior to joining us, Mr. Walther held a number of positions of increasing responsibility within the legal department of The Procter & Gamble Company from 1992 to 2009, including serving as the general counsel for Central and Eastern Europe, Middle East and Africa, general counsel for Northeast Asia and, most recently, as general counsel for Western Europe. Mr. Walther also led Procter & Gamble's corporate and securities and mergers and acquisitions practices. Before joining Procter & Gamble, Mr. Walther served as a law clerk for Senior Judge Harry W. Wellford of the United States Sixth Circuit Court of Appeals. Since 2012, Mr. Walther has served on the board of directors of the Alliance for Children's Rights. Mr. Walther has also served as our representative on the board of directors of the Entertainment Software Association since 2013. Mr. Walther holds a B.A. degree in history and Spanish from Centre College and a J.D. degree from the University of Kentucky College of Law.

Riccardo Zacconi, Chief Executive Officer of King

        Riccardo Zacconi serves as the Chief Executive Officer of King and became an executive officer of Activision Blizzard in February 2016 in connection with the King Acquisition. Mr. Zacconi co-founded King in March 2003, and has served as its chief executive officer since its founding. Prior to founding King, Mr. Zacconi served as vice president of European sales and marketing at uDate.com, an online dating service, from 2002 until that company's acquisition later that year. From 2001 to 2002, Mr. Zacconi served as entrepreneur in residence at Benchmark Capital Partners, a venture capital firm. Prior to joining Benchmark Capital, he was managing director for Spray Network, an online messaging portal based in Hamburg, Germany, from 1999 until its sale in 2000. Prior to 1999, Mr. Zacconi served in various investment and consulting positions of increasing responsibility with The Boston Consulting Group and LEK Consulting, both of which are management consulting firms. Mr. Zacconi holds a B.A. degree in economics from LUISS University in Italy.

Employees

        At December 31, 2016, we had approximately 9,600 total full-time and part-time employees. At December 31, 2016, approximately 200 of our full-time employees were subject to fixed-term employment agreements with us.

        The majority of our employees in France, Germany, Spain, and Italy are subject to collective agreements as a part of normal business practices in those countries. In addition, certain employees in those countries are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

Additional Financial Information

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding operating segments and geographic areas. See the Critical Accounting Policies section under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our practices with regard to several working capital items, such as rights of returns, and inventory practices. See the "Management's Overview of Business Trends" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of seasonality on our business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding product development expense during the past three years.

Available Information

        Our website, located at http://www.activisionblizzard.com, allows free-of-charge access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the Securities and Exchange Commission ("SEC").

        Our SEC filings are also available to the public over the Internet at the SEC's website at http://www.sec.gov. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the SEC, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows, liquidity or stock price.

If we do not consistently deliver popular, high-quality content in a timely manner, or if consumers prefer competing products, our business may be negatively impacted.

        Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to existing products. These products may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high-quality and well-received games, if our marketing fails to resonate with our consumers, if consumers lose interest in a genre of games we produce, if the use of cross-promotion within our mobile games to retain consumers becomes less effective, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues and profit margins could decline. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well-received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received games typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other games, reducing sales for those other games.

        Additionally, consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our proprietary online gaming service, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy. Our games with online features are also frequently updated, increasing the risk that a game may contain significant "bugs." If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business.

        Further, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our revenues and reputation and could cause our results of operations to be materially different from expectations. If we fail to release our products in a timely manner, or if we are unable to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game, our business may be negatively impacted.

        Additionally, the amount of lead time and cost involved in the development of high-quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that we accurately predict consumer demand for such product. If our future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial up-front development and marketing costs associated with those products.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

        We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are responsible for a disproportionately high percentage of our profits. For example, revenues associated with the Call of Duty, Candy Crush, World of Warcraft, and Overwatch franchises, collectively, accounted for approximately 69% of our net revenues, and a significantly higher percentage of our operating income, for 2016. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business. Further, if a new franchise does not gain consumer acceptance, whether because we are unable to successfully create consumer appeal and brand recognition or for other reasons, our business could be negatively impacted.

We may be unable to effectively manage the growth in the scope and complexity of our business.

        We have experienced significant growth in the scope and complexity of our business, including through the acquisition of King and the development of our MLG, Studios and consumer products businesses. Our future success depends, in part, on our ability to manage this expanded business. The growth of our business could create significant challenges for our management, operational, and financial resources, and could increase existing strain on, and divert focus from, our core businesses. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our business. Further, any failure by these new businesses may damage our reputation or otherwise negatively impact our core business of interactive software products and entertainment content.

The increasing importance of free-to-play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.

        As a result of, among other things, the King Acquisition, we are more dependent on our ability to develop, enhance and monetize free-to-play games, such as the games in our Candy Crush franchise and Hearthstone. As such, we are increasingly exposed to the risks of the free-to-play business model. For example, we may invest in the development of new free-to-play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, if: (1) we are unable to continue to offer free-to-play games that encourage consumers to purchase our virtual currency and subsequently use it to buy our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) these consumers do not continue to play our free-to-play games or purchase virtual items at the same rate; (4) our platform providers make it more difficult or expensive for players to purchase our virtual currency; or (5) we cannot encourage significant additional consumers to purchase virtual items in our free-to-play games, our business may be negatively impacted.

        Furthermore, as there are relatively low barriers to entry to developing mobile or online free-to-play or other casual games, we expect new competitors to enter the market and existing competitors to allocate more resources to developing and marketing competing games and applications. We compete, or may compete, with a vast number of small companies and individuals who are able to create and launch casual games and other content using relatively limited resources and with relatively limited start-up time or expertise. Competition for the attention of consumers on mobile devices is intense, as the number of applications on mobile devices has been increasing dramatically, which, in turn, has required increased marketing to garner consumer awareness and attention. This increased competition could negatively impact our business. In addition, a continuing industry shift to free-to-play games could result in a deprioritization of our other products by traditional retailers and distributors.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products, distribution channels and business models to emerging technologies and delivery platforms in order to stay competitive. Forecasting our revenues and profitability for these new products, distribution channels and business models is inherently uncertain and volatile, and if we invest in the development of interactive entertainment products or distribution channels incorporating a new technology or for a new platform that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial "up front" cost of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

        If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms, or otherwise elect not to pursue new business models, that achieve significant commercial success, it may have adverse consequences. It may take significant time and resources to shift product development resources to that technology, platform or business model, as the case may be, and may be more difficult to compete against existing products incorporating that technology or for that platform or against companies using that business model.

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

        The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, continues to increase. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for mobile platforms, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console. Also, while digitally-distributed products generally have higher profit margins than retail sales, the risk profile for us, as the publisher, may be increased as business shifts to digital distribution, since the volume of initial orders from retailers for physical discs could be reduced.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        Within the interactive entertainment industry, we compete with other publishers of interactive entertainment software, both within and outside the United States. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. In addition, competitors with large product lines and popular games typically have greater leverage with retailers, distributors and other customers, who may be willing to promote products with less consumer appeal in return for access to those competitors' more popular games.

        Additionally, we compete with other forms of entertainment and leisure activities. Further, it is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to these competitive pressures could negatively impact our business.

If we are unable to sustain traditional pricing levels for our products, our business may be negatively impacted.

        If we are unable to sustain traditional pricing levels for our console or PC titles or the associated downloadable content, whether due to competitive pressure, because retailers or other third parties elect to price these products at a lower price, or otherwise, it could have a negative impact on our business. Further, our decisions around the development of new game content are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative impact on our business.

If we do not continue to attract and retain skilled personnel, we will be unable to effectively conduct our business.

        Our employees are our greatest asset. As such, our success depends to a significant extent on our ability to identify, attract, hire, retain and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create and sell the high-quality, well-received content upon which our business is substantially dependent. The software industry generally experiences a high level of employee mobility and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, it could have a negative impact on our business.

We rely on external developers to develop some of our software products.

        We rely on external software developers to develop some of our software products, particularly in the mobile space. Because we depend on these developers, we are subject to the following risks.

  •
  Continuing strong demand for top-tier developers' resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for a competitor in the future or to renegotiate agreements with us on terms less favorable to us.

  •
  Limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing products for us or require us to fund additional costs.

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

        Increased competition for skilled third-party software developers also has compelled us to agree to make significant advance payments on royalties to game developers. If the products subject to these arrangements do not generate sufficient revenues to recover these royalty advances, we would have to write off unrecovered portions of these payments, which could negatively impact our business. Typically, we pay developers a royalty based on a percentage of net revenues from product sales, less agreed upon deductions, but from time to time, we have agreed to pay developers fixed per unit product royalties after royalty advances are fully recouped. To the extent that sales prices of products on which we have agreed to pay a fixed per unit royalty are marked down, it could negatively impact our business.

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of the transactions.

        As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses. These transactions may involve significant risks and uncertainties, including: (A) in the case of an acquisition, (i) the potential for the acquired business to underperform relative to our expectations and the acquisition price, (ii) the potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of the acquired business's operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating the acquired business, its operations and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of the acquired businesses, and, (B) in the case of an investment, alliance or joint venture, (i) our ability to cooperate with our partner, (ii) our partner having economic, business or legal interests or goals that are inconsistent with ours, and (iii) the potential that our partner may be unable to meet its economic or other obligations, which would require us to fulfill those obligations alone. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

        On February 23, 2016, we completed the King Acquisition. In addition to the above listed risks, by acquiring King we assumed certain liabilities that may prove to be greater than anticipated. The liabilities we assumed include those with respect to King's ongoing legal proceedings, including the purported securities class action lawsuit relating to King's initial public offering in March 2014, and those with respect to King's potential tax liabilities in various jurisdictions. Any of these liabilities or deficiencies may increase our expenses and adversely affect our financial position.

Our debt could adversely affect our business.

        As of December 31, 2016, the Company had approximately $4.9 billion of long-term debt outstanding. Our debt burden could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities, and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at floating rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to our competitors who are less highly leveraged. In addition, a significant portion of our cash and investments are held outside the United States, and we may not be able to service our debt without undergoing the costs of repatriating those funds.

        Agreements governing our indebtedness, including our credit agreement and the indentures governing our notes, impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, under certain circumstances, our credit agreement and indentures may limit or prohibit our ability to, among other things: incur additional debt and guarantees; pay distributions or dividends and repurchase stock; make other restricted payments, including without limitation, certain investments; create liens; enter into agreements that restrict dividends from subsidiaries; engage in transactions with affiliates; and enter into mergers, consolidations or sales of substantially all of our assets. In addition, we are required to maintain a maximum total net debt ratio calculated pursuant to a financial maintenance covenant under our credit agreement. Further, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our credit agreement or the indentures governing our notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. There can be no assurances that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

We may be involved in legal proceedings that have a negative impact on our business.

        From time to time, we are involved in claims, suits, government investigations, audits and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property, competition and antitrust matters, privacy matters, tax matters, labor and employment matters, unclaimed property matters, compliance and commercial claims. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be damaging to our reputation.

        Claims, suits, government investigations, audits and proceedings are inherently uncertain and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings can have a materially adverse impact on us due to legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, substantial settlements, judgments, fines or penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

        There is also inherent uncertainty in determining reserves for these matters. There is significant judgment required in the analysis of these matters, including assessing the probability of potential outcomes and determining whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Further, it may take time to develop factors on which reasonable judgments and estimates can be based. If we fail to establish appropriate reserves, our business could be negatively impacted.

Issues with the toys, accessories or hardware peripherals utilized in certain of our games may lead to product liability, personal injury or property damage claims, recalls, replacements of products, or regulatory actions by governmental authorities.

        We may experience issues with toys, accessories or peripherals (such as the toys and accessories sold with our Skylanders games or the hardware peripherals sold with our Guitar Hero® games) that may lead to product liability, personal injury or property damage claims, recalls, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, decreased willingness by our customers to purchase, or by our partners to provide marketing support for, those products, denial or increased cost for insurance coverage, or additional safety and testing requirements, any of which could negatively impact our business.

Lawsuits have been filed, and may continue to be filed, against publishers of interactive entertainment software products.

        In prior years, lawsuits have been filed against numerous interactive entertainment companies, including against us, by the families of victims of violence, alleging that interactive entertainment products influence the behavior of the perpetrators of such violence. These lawsuits have been dismissed, but similar additional lawsuits could be filed in the future. Although our general liability insurance carrier has agreed to defend lawsuits of this nature with respect to the prior lawsuits, it is uncertain whether insurance carriers would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. Further, any such lawsuit could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, or decreased willingness by our customers to purchase, or by our partners to provide marketing support for, those products. Such results could divert development and management resources, increase legal fees and other costs and have other negative impacts on our business.

We are exposed to seasonality in the sale of our products.

        The interactive entertainment industry is somewhat seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season in the fourth quarter of the year. As a result, our sales have historically been highest during the second half of the year, particularly for our Activision segment. Receivables and credit risk are likewise higher during the second half of the year, as retailers increase their purchases of our products in anticipation of the holiday season. Delays in development, approvals or manufacturing could affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season, which could negatively impact our business.

Our business may be harmed if our distributors, retailers, development and licensing partners, or other third parties with whom we do business act in ways that put our brand at risk.

        In many cases, our business partners are given access to sensitive and proprietary information or control over our intellectual property in order to provide services and support to our team. These third parties may misappropriate our information or intellectual property and engage in unauthorized use of it or otherwise act in a way that places our brand at risk. The failure of these third parties to provide adequate services and technologies, the failure of third parties to adequately maintain or update their services and technologies or the misappropriation or misuse of this information or intellectual property could result in a disruption to our business operations or an adverse effect on our reputation, and may negatively impact our business.

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

        We use open source software in connection with certain of our games and the services we offer. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business.

We may be subject to intellectual property claims.

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers have increasingly become subject to infringement claims. Further, many of our products are highly realistic and feature materials that are based on real-world things or people, which may also be the subject of intellectual property infringement claims of others, including right of publicity, trademark, and unfair competition claims. In addition, our products often utilize complex, cutting-edge technology that may become subject to emerging intellectual property claims of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, third parties may still claim infringement, particularly since there are many companies that focus exclusively on enforcing patent rights.

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

  •
  obtain a license from the holder of the infringed intellectual property, which, if available at all, may not be available on commercially favorable terms;

  •
  redesign the affected interactive entertainment software products, which could result in additional costs, delay introduction and possibly reduce commercial appeal of the affected products; or

  •
  pay damages to the holder of the infringed intellectual property for past infringements.

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. We may also face legal risks arising out of user-generated content. Further, the use of unauthorized "cheat" programs or the use of other unauthorized software modifications by users could lead to reductions in microtransactions in our games.

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

        Piracy is a persistent problem for us, and policing the unauthorized sale, distribution and use of our products is difficult, expensive, and time-consuming. Further, the laws of some countries in which our products are, or may be, distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. In addition, though we take steps to make the unauthorized sale, distribution and use of our products more difficult and to otherwise enforce and police our rights, as do the manufacturers of consoles and the operators of other platforms on which many of our games are played, our efforts and the efforts of the console manufacturers and platform operators may not be successful in controlling the piracy of our products in all instances. Technology designed to circumvent the protection measures used by console manufacturers and platform operators or by us in our products, the increasing availability of broadband access to the Internet, the refusal of Internet service providers to remove infringing content in certain instances, the ability to download pirated copies of games from various Internet sites and peer-to-peer networks could result in an expansion in piracy.

        In addition, "cheating" programs or other unauthorized software tools and modifications that enable consumers to cheat in games, such as those in our Candy Crush franchise, could negatively impact the volume of microtransactions or purchases of downloadable content. In addition, vulnerabilities in the design of our applications and of the platforms upon which they run could be discovered after their release, which may result in lost revenue opportunities. This may lead to lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively impact our business.

        We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies.

Due to our reliance on third party platforms, platform licensors are frequently able to influence our products and costs

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Microsoft, or Nintendo, the physical products are manufactured exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow the hardware manufacturers substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors. Accordingly, Sony, Microsoft, or Nintendo could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could negatively impact our business.

        The platform licensors also control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our console platform products. The control that the platform licensors have over the fee structures and/or retail pricing for products and services for their platforms and online networks could impact the volume of purchases of our products made over their networks and our profitability. With respect to certain downloadable content and microtransactions, the networks provided by these platform licensors are the exclusive means of selling and distributing this content. Further, increased competition for limited premium "digital shelf space" has placed the platform licensors in an increasingly better position to negotiate favorable terms of sale. If the platform licensor establishes terms that restrict our offerings on its platform, or significantly impact the financial terms on which these products or services are offered to our customers, or does not renew our license or approve the inclusion of online capabilities in our console products, our business could be negatively impacted.

        We also derive significant revenues from the distribution of free-to-play games on third-party web and mobile platforms such as the Apple App Store, the Google Play Store, and Facebook, and most of the virtual currency we sell is purchased using the payment processing systems of these platform providers. These platforms also serve as significant online distribution platforms for our games. If these platforms modify their current discovery mechanisms, communication channels available to developers, terms of service or other policies (including fees), or they develop their own competitive offerings, our business could be negatively impacted. Further, if these platform providers are required to change how they label free-to-play games or take payment for in-app purchases or change how the personal information of consumers is made available to developers, our business could be negatively impacted.

Our business is highly dependent on the success and availability of video game platforms manufactured by third parties, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenues from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PS4 and PS3, Microsoft's Xbox One and Xbox 360, and Nintendo's Wii U, Wii and soon-to-be-released Switch. For example, sales of products for consoles accounted for 37% of our consolidated net revenues in 2016. The success of our console business is driven in large part by our ability to accurately predict which platforms will be successful in the marketplace and our ability to develop commercially successful products for these platforms. We also rely on the availability of an adequate supply of these video game platforms and the continued support for these platforms by their manufacturers. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform, and development costs for new console platforms may be greater than those costs for the then-current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the platforms for which we develop new software products or modify existing products do not attain significant market acceptance, we may not be able to recover our development costs, which could be significant.

The importance of retail sales to our business exposes us to the risks of that business model.

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

        Further, the concentration of sales in a small number of large customers also makes us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. Retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased and, as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insurance to protect against a customer's bankruptcy, insolvency or liquidation, this insurance typically contains a significant deductible and co-payment obligation, and does not cover all instances of non-payment. Further, the insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable. A payment default by, or the insolvency or business failure of, a significant business partner could negatively impact our business.

        Moreover, the importance of retail sales to our business exposes us to the risk of product returns and price protection with respect to our distributors and retailers. In some cases, return policies allow distributors and retailers to return defective, shelf-worn, damaged and certain other products in accordance with terms granted. Price protection, when granted and applicable, allows these distributors and retailers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, distributors and retail customers who meet certain conditions. These conditions may include compliance with applicable payment terms, delivery of weekly inventory and sales information and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other industry factors. Activision also offers a 90-day limited warranty to end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. We face similar issues and risks, including exposure to risk of chargebacks, with respect to end users to whom we sell products directly, whether through our proprietary online gaming service or otherwise.

        Further, retailers typically have a limited amount of shelf space and promotional resources, and there is intense competition for high-quality retail shelf space and promotional support from retailers. Competition for shelf space may intensify and may require us to increase our marketing expenditures. Retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or provide those products with adequate levels of shelf space and promotional support on acceptable terms.

        Additionally, we make provisions for retail inventory price protection based upon certain assumed lowest prices and if competitive pressures force us to lower our prices below those levels, it could similarly have a negative impact on our business. Further, because we pay a licensing fee to the console hardware manufacturer for each physical copy of a product manufactured for that manufacturer's game platform regardless of whether that product is actually sold, if we overestimate demand and make too many physical "boxed" copies of any title, we will incur unrecoverable manufacturing costs for unsold units.

We are a global company and are subject to the risks and uncertainties of conducting business outside the U.S.

        We conduct business throughout the world, and we derive a substantial amount of our revenues and profits from international trade, particularly from Europe, Asia and Australia. Moving forward, we expect that international sales will continue to account for a significant portion of our total revenues and profits and, moreover, that sales in emerging markets in Asia and elsewhere will be an increasingly important part of our international sales. As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in emerging markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements and enforcement on us and our platform partners and differing local business practices, all of which may impact profit margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

        A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a material adverse effect on our business. For instance, to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a material adverse effect on our business. Additionally, in the past, legislation has been implemented in China that has required modifications to our software. The future implementation of similar laws or regulations in China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. Further, the enforcement of regulation of mobile and other games with an online element in China remains uncertain, and further changes, either in the regulations or their enforcement, could have a material impact on our business in China.

        The majority of the manufacturers of our toys, accessories and hardware peripherals are third parties located in China. Anything that impacts our ability to import these products or the ability of those manufacturers to produce or otherwise supply us with hardware meeting our quality and safety standards or increases the manufacturers' costs of production may adversely impact our ability to supply that hardware to the market and the prices we must pay for that hardware. Such impacts may include changes in safety, environmental or other regulations applicable to the hardware and the manufacturing thereof, labor shortages, civil unrest or issues generally negatively impacting international companies operating in China, increases in the price of petroleum or other raw materials, increases in fuel prices and other shipping costs, and increases in local labor costs in China.

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

        Additionally, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union, commonly referred to as "Brexit." This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may persist for years. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence and the level of sales of discretionary items, including our products. Any of these effects could negatively impact our business.

        In addition, cultural differences may affect consumer preferences and limit the international popularity of games that are popular in the U.S, or require us to modify the content of the games or the method by which we charge our customers for the games to be successful. If we do not correctly assess consumer preferences in the countries in which we sell our products, or if the other risks discussed herein come to fruition, it could negatively impact our business.

Changes in tax rates or exposure to additional tax liabilities could negatively impact our business.

        We are subject to income taxes in the United States and other jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate income tax determination is uncertain. Significant judgment is required in determining our worldwide income tax provision. Although we believe our income tax estimates are reasonable, the ultimate outcomes may have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations.

        Our income tax liability and effective tax rate could be adversely affected by a variety of factors, including changes in our business, the mix of earnings in countries with differing statutory tax rates, changes in tax laws or tax rulings, changes in interpretations of existing laws, or developments in tax examinations or investigations. Any of these factors could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations or require us to change the manner in which we operate our business. The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. The U.S., the European Union and its member states, and a number of other countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us. Furthermore, tax authorities may choose to examine or investigate our tax reporting or tax liability, including under transfer pricing or permanent establishment theories. These proceedings may lead to adjustments or proposed adjustments to our income taxes or provisions for uncertain tax positions.

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

Fluctuations in currency exchange rates could negatively impact our business.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona, which could fluctuate against the U.S. dollar. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures and managed these exposures with natural offsets. However, there can be no assurance that we will continue our hedging programs, or that we will be successful in managing exposure to currency exchange rate risks whether or not we do so.

Our games are subject to scrutiny regarding the appropriateness of their content. If we fail to receive our target ratings for certain titles, or if our retailers refuse to sell such titles due to what they perceive to be objectionable content, it could have a negative impact on our business.

        Our console and PC games are subject to ratings by the Entertainment Software Rating Board (the "ESRB"), a self-regulatory body based in the U.S. that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple's use of its proprietary "App Rating System" and Google Play's use of the International Age Rating Coalition (IARC) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if one of our games is "re-rated" for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

        Additionally, retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses, whether because a product received a certain rating by the ESRB or other content rating system, or otherwise. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, we might be required to modify particular titles or forfeit the revenue opportunity of selling such titles with that retailer.

        Further, throughout the history of the interactive entertainment industry, many interactive software products have included hidden content and/or hidden gameplay features, some of which have been accessible through the use of in-game codes or other technological means, that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. While publishers are required to disclose pertinent hidden content during the ESRB ratings process, in a few cases, publishers have failed to disclose hidden content, and the ESRB has required the recall of the game, changed the rating or associated content descriptors originally assigned to the product, required the publisher to change the game or game packaging and/or imposed fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them and demanding that their publishers accept them as product returns. Likewise, some interactive entertainment software consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be negatively impacted.

        Legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. The video game industry continues to evolve, and new and innovative business opportunities are often subject to new attempts at regulation. Many foreign countries, such as China and Germany, have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced at one time or another at the federal and state levels in the United States). Further, the growth and development of electronic commerce and virtual items and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies such as ours conducting business through the Internet and mobile devices. We are subject to laws and regulations related to protection of minors, consumer privacy, accessibility, advertising, taxation, payments, intellectual property, distribution, and antitrust, among others. Also, existing laws or new laws regarding the marketing of in-app purchases, regulation of currency, banking institutions, virtual currencies, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods. Furthermore, the growth and development of electronic commerce and virtual items and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies such as ours conducting business through the Internet and mobile devices. The adoption and enforcement of legislation that restricts the marketing, content, business model, or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential market for our products may be limited. We may be required to modify certain product development processes or products or alter our marketing strategies to comply with regulations, which could be costly or delay the release of our products. The laws and regulations affecting our products vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties, as well as harm to our reputation. Moreover, the public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers' willingness to purchase our products. Because the King Acquisition has significantly increased our user population, it may subject us to laws and regulations in additional jurisdictions and exacerbate the potential adverse impact on our business.

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

        Consumers play certain of our games online using third-party platforms and networks, through online social platforms, and on mobile devices. We collect and store information about our consumers of these games—both personally identifying and non-personally identifying information. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information. For example, the European Union (the "E.U.") has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy regulations. The U.S. Children's Online Privacy Protection Act ("COPPA") also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines.

        Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could impact our approach to operating and marketing our games. For example, the E.U.'s General Data Protection Regulation (the "GDPR"), which will come into effect in May 2018, imposes a range of new compliance obligations for us and other companies with European users, and increases financial penalties for noncompliance significantly. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the E.U. has proposed reforms to its existing data protection legal framework, including the GDPR. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our consumers that is necessary for compliance with these various types of regulations.

        Player interaction with our games is subject to our privacy policies, end user license agreements ("EULAs"), and terms of service. If we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media, or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively impact our financial condition, and damage our business.

We depend on servers to operate our games with online features and our proprietary online gaming service. If we were to lose server functionality for any reason, our business may be negatively impacted.

        Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our games with online features, and could prevent the operation of such games altogether, any of which could result in the loss of sales for, or in, such games. This risk is particularly pronounced with respect to the mobile games published by King, which rely on a small number of third-party owned data centers located in one city, or with respect to the functioning of our proprietary online gaming service, Battle.net®, the disruption of which could prevent Blizzard from delivering content digitally or render all of Blizzard's games unavailable.

        We also rely on networks operated by third parties, such as the PlayStation Network, Xbox Live and Steam, for the sale and digital delivery of downloadable console and PC game content and the functionality of our games with online features. Similarly, we rely on the continued operation of the Apple App Store, the Google Play Store, and Facebook for the sale of virtual currency for our free-to-play games. An extended interruption to any of these services could adversely affect our ability to sell and distribute our digital products and operate our games with online features, negatively impacting our business.

        Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

We rely on complex information technology systems and networks to operate our business. Any significant data breach or system or network disruption could negatively impact our business.

        In the course of our day-to-day business, we and third parties operating on our behalf create, store and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and confidential information with respect to our customers, consumers, and employees. A malicious intrusion by hackers or other breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data (including credit card information maintained in a proprietary database) is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers', consumers' or employees' personally identifiable information or our own sensitive business data. These attacks may remain undetected for prolonged periods of time. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. If we are subject to data security breaches, or a security-related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional security measures, or suffer reputational damage. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such data security breaches may subject us to legal claims or proceedings, including regulatory investigations and actions, especially if there is loss, disclosure, or misappropriation of, or access to, our customers' credit card or other sensitive or personally identifiable information.

Our reported financial results could be significantly impacted by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

        Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have affected, and could further significantly affect, the way we report revenues related to our products and services. We recognize a majority of the revenues from bundled sales (i.e., video games that include an online service component) on a deferred basis over an estimated service period for such games. In addition, we defer the cost of revenues of those products. Further, as we increase our downloadable content and add new features to our online services, our estimate of the service period may change and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and taxes, could have a significant impact on our reported net revenues, net income and earnings per share under accounting principles generally accepted in the United States in any given period.

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

  •
  consumer spending trends;

  •
  the outcome of lawsuits or regulatory investigations in which we are, or may become, involved;

  •
  changes in earnings estimates or buy/sell recommendations by analysts;

  •
  sales or acquisitions of common stock by our directors or executive management; and

  •
  investor perceptions and expectations regarding our products, plans and strategic position, and those of our competitors and customers.

Catastrophic events may disrupt our business.

        Our corporate headquarters and our primary corporate disaster center are located in the Los Angeles, California area and our primary corporate disaster recovery data center is in Las Vegas, Nevada, each of which is near a major earthquake fault. A major earthquake or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or otherwise prevents us from conducting our normal business operations, could require significant expenditures to resume operations and negatively impact our business. While we maintain insurance coverage for some of these events, the potential liabilities associated with such events could exceed the insurance coverage we maintain. Further, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. Any such event could also limit the ability of retailers, distributors or our other customers to sell or distribute our products.

If general economic conditions decline, demand for our products could decline.

        Purchases of our products and services involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products and services like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles. A reduction or shift in domestic or international consumer spending could result in an increase in our selling and promotional expenses, in an effort to offset that reduction, and could negatively impact our business.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located at 3100 Ocean Park Boulevard, Santa Monica, California. Our other significant leased facilities include: our Blizzard offices located in Irvine, California; our King office located in London, United Kingdom; and our North America distribution warehouse located in Fresno, California.

        The following is a summary of the principal leased offices we maintained as of December 31, 2016:

Type of Leased Facility	Americas	EMEA(1)	Asia	Total
	Square footage of leased properties
Corporate Offices	153,297	14,390	—	167,687
Activision Product Development & Publishing Facilities (Activision segment)	879,432	48,343	26,138	953,913
Blizzard Product Development & Publishing Facilities (Blizzard segment)	611,583	123,139	120,172	854,894
King Product Development & Publishing Facilities (King segment)	43,254	316,143	25,101	384,498
Distribution and Other Facilities	55,640	165,759	—	221,399
Sales offices	13,345	41,324	8,555	63,224

Total	1,756,551	709,098	179,966	2,645,615

(1)
EMEA consists of the Europe, Middle East, and Africa geographic regions.

        In total, we lease approximately 100 facilities in the following 20 countries: Australia, Brazil, Canada, China, France, Germany, Ireland, Italy, Japan, Malta, Mexico, the Netherlands, Romania, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom, and the United States.

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

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is quoted on the NASDAQ National Market under the symbol "ATVI." The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 23, 2017, there were 1,678 holders of record of our common stock.

	High	Low
2015
First Quarter Ended March 31, 2015	$23.69	$18.43
Second Quarter Ended June 30, 2015	26.09	22.28
Third Quarter Ended September 30, 2015	32.50	24.04
Fourth Quarter Ended December 31, 2015	39.93	30.25

	High	Low
2016
First Quarter Ended March 31, 2016	$38.09	$26.49
Second Quarter Ended June 30, 2016	39.99	33.03
Third Quarter Ended September 30, 2016	45.12	39.28
Fourth Quarter Ended December 31, 2016	45.55	35.12

Stock Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard, Inc. under the Exchange Act or the Securities Act of 1933.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among Activision Blizzard, Inc., the NASDAQ Composite Index, the S&P 500 Index,
and the RDG Technology Composite Index

        The following graph and table compare the cumulative total stockholder return on our common stock, the NASDAQ Composite Index, the S&P 500 Index, and the RDG Technology Composite Index. The graph and table assume that $100 was invested on December 31, 2011 and that dividends were reinvested daily. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Fiscal year ending December 31:	12/11	12/12	12/13	12/14	12/15	12/16
Activision Blizzard, Inc.	$100.00	$87.44	$148.75	$169.68	$329.31	$309.68
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
RDG Technology Composite	100.00	114.61	152.95	178.50	183.08	206.81

Cash Dividends

        We have paid a dividend annually since 2010. Below is a summary of cash dividends paid over the past three fiscal years, along with the most recent dividend declared by the Board of Directors that will be paid in 2017:

Year	Per Share Amount	Record Date	Dividend Payment Date
2017	$0.30	3/30/2017	5/10/2017
2016	$0.26	3/30/2016	5/11/2016
2015	$0.23	3/30/2015	5/13/2015
2014	$0.20	3/19/2014	5/14/2014

        Future dividends will depend upon our earnings, financial condition, cash requirements, anticipated future prospects, and other factors deemed relevant by our Board of Directors. Further, agreements governing certain of our indebtedness, as described in Note 11 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, may, under certain circumstances, limit our ability to pay distributions or dividends. There can be no assurances that dividends will be declared in the future.

10b5-1 Stock Trading Plans

        The Company's directors and employees may, at a time they are not aware of material non-public information, enter into plans to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1 ("Rule 10b5-1 Plans"). Rule 10b5-1 Plans permit persons whose ability to purchase or sell our common stock may otherwise be substantially restricted (by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information) to trade on a pre-arranged, "automatic-pilot" basis.

        Trading under Rule 10b5-1 Plans is subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person's behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan. In addition, the Company requires Rule 10b5-1 Plans to be established and maintained in accordance with the Company's "Policy on Establishing and Maintaining 10b5-1 Trading Plans."

        Trades under a Rule 10b5-1 Plan by our directors and employees are not necessarily indicative of their respective opinions of our current or potential future performance at the time of the trade. Trades by our directors and executive officers pursuant to a Rule 10b5-1 Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC, in accordance with applicable laws, rules, and regulations.

Issuer Purchase of Equity Securities

        On February 2, 2017, our Board of Directors authorized a new stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019.

        On February 3, 2015, our Board of Directors authorized a stock repurchase program pursuant under which we were authorized to repurchase up to $750 million of the Company's common stock during the two-year period from February 9, 2015 through February 8, 2017. There were no repurchases pursuant to this program.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2016 is derived from our Consolidated Financial Statements. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Net revenues	$6,608	$4,664	$4,408	$4,583	$4,856
Net income	966	892	835	1,010	1,149
Basic net income per share	1.30	1.21	1.14	0.96	1.01
Diluted net income per share	1.28	1.19	1.13	0.95	1.01
Cash dividends declared per share	0.26	0.23	0.20	0.19	0.18
Operating cash flows(1)	$2,155	$1,259	$1,331	$1,293	$1,350
Balance Sheet Data:
Cash and investments(2)	$3,271	$1,840	$4,867	$4,452	$4,383
Total assets	17,452	15,246	14,637	13,947	14,181
Long-term debt, net(3)	4,887	4,074	4,319	4,687	—
Long-term debt, gross	4,940	4,119	4,369	4,744	—
Net debt(4)	1,669	2,279	—	292	—

(1)
During the third quarter of 2016, we early adopted an accounting standard which simplifies the accounting for share-based payments. The standard, among other things, requires excess tax benefits and shortfalls associated with share-based payments to be reported within operating activities instead of financing activities, as was required under previous guidance. We elected to apply this guidance retrospectively for all periods presented resulting in increases in our operating cash flows of $67 million, $39 million, $29 million, and $5 million, for the years ended December 31, 2015, 2014, 2013, and 2012, respectively, when compared to prior periods.

(2)
Cash and investments consists of cash and cash equivalents along with short-term and long-term investments. We had short-term and long-term investments of $13 million and $13 million, respectively, as of December 31, 2016, $8 million and $9 million, respectively, as of December 31, 2015, $10 million and $9 million, respectively, as of December 31, 2014, $33 million and $9 million, respectively, as of December 31, 2013, and $416 million and $8 million, respectively, as of December 31, 2012. Cash and investments as of December 31, 2015 excludes $3,561 million of cash placed in escrow for the King Acquisition.

(3)
For discussion on our debt obligations, see Note 11 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Net debt is defined as long-term debt, gross less cash and investments.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services across all of the major gaming platforms, including video game consoles, PC, and mobile devices.

The King Acquisition

        On February 23, 2016, we completed the King Acquisition for an aggregate purchase price of approximately $5.8 billion, as further described in Note 21 of the notes to the consolidated financial statements. Our consolidated financial statements include the operations of King commencing on February 23, 2016.

Reportable Segments

        Based upon our organizational structure, we conduct our business through three reportable operating segments: Activision, Blizzard, and King.

(i)    Activision

        Activision is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail channels or digital downloads, including full-game sales and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets and sells products which are principally based on our internally developed intellectual properties, as well as some licensed properties.

(ii)   Blizzard

        Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail channels or digital downloads, including subscriptions, full-game sales, and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard games.

(iii)  King

        King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Android and iOS. King also distributes its content and services on online social platforms, such as Facebook and the king.com websites. King's games are free-to-play, however players can acquire in-game virtual items, either with virtual currency the players purchase, or directly using real currency.

(iv)  Other

        We also engage in other businesses that do not represent reportable segments, including:

  •
  The MLG business, which is devoted to esports and builds on our competitive gaming efforts by celebrating the success of our players and creating ways to deliver a best-in-class fan experience across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content;

  •
  The Studios business, which is devoted to creating original film and television content based on our extensive library of iconic and globally recognized intellectual properties; and

  •
  The Distribution business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

        The Company's 2016 financial highlights include:

  •
  2016 consolidated net revenues increased 42% to $6.6 billion and 2016 consolidated operating income increased 7% to $1.4 billion, inclusive of King's results of operations since the King Closing Date, as compared to consolidated net revenues of $4.7 billion and consolidated operating income of $1.3 billion in 2015.

  •
  Revenues from digital online channels increased 94% to $4.9 billion in 2016, as compared to $2.5 billion in 2015.

  •
  Operating margin was 21.4% for 2016, compared with 28.3% in 2015. The lower margin was driven primarily by amortization of intangible assets acquired in the King Acquisition.

  •
  We generated cash flows from operating activities of approximately $2.2 billion in 2016, an increase of 71% as compared to $1.3 billion in 2015.

  •
  Consolidated net income increased 8% to $966 million in 2016, as compared to $892 million in 2015.

  •
  Our diluted earnings per common share increased 8% to $1.28 in 2016, as compared to $1.19 in 2015.

        Since certain of our games are hosted or include online functionality that represents an essential component of gameplay and, as a result, a more-than-inconsequential separate deliverable, we initially defer the software-related revenues from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues for the year ended December 31, 2016 include a net effect of $9 million from the recognition of deferred net revenues.

        Also, for the year ended December 31, 2016, as a result of the King Acquisition, our net revenues include $1.5 billion and our net income includes a net loss of $230 million from King's operations, after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues. The majority of these U.S. GAAP accounting charges do not impact the economics or operating cash flows of our business, although they had a material impact on our 2016 U.S. GAAP results and will have a material impact on our 2017 U.S. GAAP results.

Release Highlights

        Games and digital downloadable content released, among others, during the year ended December 31, 2016 included:

  •
  Four downloadable content packs for Call of Duty: Black Ops III;

  •
  Three content packs for Hearthstone;

  •
  Overwatch;

  •
  Farm Heroes Super Saga™;

  •
  World of Warcraft: Legion™;

  •
  Destiny: Rise of Iron (expansion pack for Destiny);

  •
  Skylanders Imaginators; and

  •
  Call of Duty: Infinite Warfare™, featuring Modern Warfare® Remastered.

Monthly Active Users ("MAUs"): Measuring the Size and Engagement of Our User Base

        We monitor MAUs as a key measure of the overall size of our user base and its regular engagement with our portfolio of games. MAUs are the number of individuals who played a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing that total by the number of months in the period. An individual who plays two of our games would be counted as two users. In addition, due to technical limitations, for Activision and King, an individual who plays the same game on two platforms or devices in the relevant period would be counted as two users. For Blizzard, an individual who plays the same game on two platforms or devices in the relevant period would generally be counted as a single user.

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

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Activision	51	46	49	55	55	46
Blizzard	41	42	33	26	26	28
King	355	394	409	463	449	474

Total	447	482	491	544	530	548

        Average MAUs decreased by 35 million, or 7%, for the quarter ended December 31, 2016, as compared to the quarter ended September 30, 2016. The decrease in King's average MAUs is due to decreases across King's franchises that are largely attributable to less engaged users leaving the network. The increase in Activision's average MAUs is reflective of the launch of Call of Duty: Infinite Warfare in November 2016 along with Call of Duty: Black Ops III continuing to have strong MAU retention relative to previous releases.

        Average MAUs decreased by 83 million, or 16%, for the quarter ended December 31, 2016, as compared to the quarter ended December 31, 2015. The decrease in King's average MAUs is due to decreases across King's franchises that are largely attributable to less engaged users leaving the network. This decrease is partially offset by the increase in Blizzard's average MAUs, driven by the release of Overwatch in May 2016.

International Sales

        International sales are a fundamental part of our business. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Net revenues from international sales accounted for approximately 48%, 48%, and 50% of our total consolidated net revenues for the years ended December 31, 2016, 2015, and 2014, respectively. The majority of our net revenues from foreign countries is generated by consumers in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, South Korea, Spain, Sweden, and the United Kingdom. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Management's Overview of Business Trends

Interactive Entertainment and Mobile Gaming Growth

        Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry has grown, on average, 19% annually over the last four years. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more common place across age groups and as more developing regions gain access to this form of entertainment.

        Further, the wide adoption of smart phones globally and the free-to-play business model on those platforms has increased the total addressable market for gaming significantly. Smart phones and associated free-to-play games have introduced gaming to new age groups and new regions and allowed gaming to occur more widely outside the home. Mobile gaming is now estimated to be larger than console and PC gaming and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games. In addition, our other segments have mobile efforts underway that present the opportunity for us to drive additional player investment from our franchises.

Opportunities To Expand Franchises Outside of Games

        Our fans spend significant time investing in our franchises through purchases of our game content, whether through purchases of full games or downloadable content or via microtransactions. Given the passion our players have for our franchises, we believe there are emerging opportunities to drive player investment outside of game purchases. These opportunities include esports, film and television, and consumer products. Our efforts to build these additional opportunities are still relatively nascent, but we view them as potentially significant sources of future revenues.

Concentration of Sales Among the Most Popular Franchises

        The concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 32% of the retail sales in the U.S. interactive entertainment industry in 2016. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games were responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, Candy Crush, World of Warcraft, and Overwatch franchises, collectively, accounted for 69% of our consolidated net revenues, and a significantly higher percentage of our operating income, for 2016.

        The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Of the top 10 console franchises in 2016, all 10 are from established franchises. Similarly, according to U.S rankings for the Apple App Store and Google Play store per App Annie Intelligence, the top 10 mobile games have an average tenure of 24 months.

        In addition to investing in and developing sequels and content for our top titles, we are continually exploring additional ways to expand those franchises. Further, we invest in new properties in an effort to develop the future top franchises. In 2014, we released Hearthstone and Destiny, in 2015, we released

Heroes of the Storm, and on May 24, 2016, we released Overwatch. There is no guarantee these investments will result in established franchises. Additionally, to diversify our portfolio of key franchises and increase our presence in the mobile market, on February 23, 2016, we acquired King.

        Overall, we do expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry's, revenues and profits in the near future. Accordingly, our ability to maintain our top franchises and our ability to successfully compete against our competitors' top franchises can significantly impact our performance.

Recurring Revenue Business Models and Seasonality

        Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business to a more recurring and year-round model. Offering downloadable content and microtransactions, in addition to full games, allows our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenue, it can also increase engagement. Also, mobile games, and free-to-play games more broadly, are generally less seasonal.

        While our business is transitioning to a year-round engagement model, the interactive entertainment industry remains somewhat seasonal. We have historically experienced our highest sales volume, particularly for Activision, in the year-end holiday buying season, which occurs in the fourth quarter. As we make the shift to a year-round model and also now include the operating results of King, which focuses on free-to-play games, less of our revenues are coming from the fourth quarter. For our reportable segments—Activision, Blizzard, and King—the percentage of our revenue represented by the fourth quarter in 2016 decreased by 10% year-over-year to 36%, compared with 46% in 2015.

Outlook

        In 2017, we will have a lighter slate of full-game releases than 2016, which we expect to result in lower revenues and earnings per share than we had in 2016. For Activision, we do expect to release the first sequel to Destiny and a new Call of Duty title in the second half of the year, however, our Skylanders franchise will not have a new full console game launch in 2017. Across our businesses, we will continue to focus on our opportunities for year-round player engagement and investment.

        While our results for 2017 will include the full-year operations of King, the expected results will continue to be impacted by additional accounting charges associated with the King Acquisition, which include, among other things, integration and acquisition-related costs, the amortization of intangible assets resulting from purchase price accounting adjustments, and the related tax impact from the King Acquisition. While the majority of these GAAP accounting charges will not impact the economics or operating cash flows of our business, they will have a material impact on our GAAP results.

        Finally, one of our current initiatives is to create an esports equivalent of the world's established major professional sport leagues. This may provide for additional opportunities in 2017 through strategically important emerging new revenue streams, including possible team sales for the Overwatch League™, the associated media rights, and in-game advertising.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Years Ended December 31,
	2016		2015		2014
Net revenues:
Product sales	$2,196	33%	$2,447	52%	$2,786	63%
Subscription, licensing, and other revenues	4,412	67	2,217	48	1,622	37

Total net revenues	6,608	100	4,664	100	4,408	100

Costs and expenses:
Cost of revenues—product sales(1):
Product costs	741	34	872	36	981	35
Software royalties, amortization, and intellectual property licenses	331	15	370	15	265	10
Cost of revenues—subscription, licensing, and other(1):
Game operations and distribution costs	851	19	274	12	250	15
Software royalties, amortization, and intellectual property licenses	471	11	69	3	29	2
Product development	958	14	646	14	571	13
Sales and marketing	1,210	18	734	16	712	16
General and administrative	634	10	380	8	417	9

Total costs and expenses	5,196	79	3,345	72	3,225	73

Operating income	1,412	21	1,319	28	1,183	27
Interest and other expense (income), net	214	3	198	4	202	5
Loss on extinguishment of debt(2)	92	1	—	—	—	—

Income before income tax expense	1,106	17	1,121	24	981	22
Income tax expense	140	2	229	5	146	3

Net income	$966	15%	$892	19%	$835	19%

(1)
In periods prior to the second quarter of 2016, we presented cost of revenues in our consolidated statements of operations using the following four financial statement captions: "Cost of sales—product costs," "Cost of sales—online," "Cost of sales—software royalties and amortization," and "Cost of sales—intellectual property licenses." Since the second quarter of 2016, we have revised the presentation in our consolidated statements of operations to more clearly align our costs of revenues with the associated revenue captions as follows:

Cost of revenues—product sales:

(i)
"Product costs"—includes the manufacturing cost of goods produced and sold. This generally includes product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

(ii)
"Software royalties, amortization, and intellectual property licenses"—includes the amortization of capitalized software costs and royalties attributable to product sales revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to product sales revenues.

  Cost of revenues—subscription, licensing, and other revenues:

  (i)
  "Game operations and distribution costs"—includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fees, and payment provider fees.

  (ii)
  "Software royalties, amortization, and intellectual property licenses"—includes the amortization of capitalized software costs and royalties attributable to subscription, licensing and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to subscription, licensing, and other revenues.

  Prior periods have been reclassified to conform to the current presentation.

(2)
Represents the loss on extinguishment of debt we recognized during 2016 as a result of the extinguishment of certain term loan and senior note facilities through our refinancing activities, comprised of a premium payment of $63 million and write-off of unamortized discount and financing costs of $29 million.

Consolidated Net Revenues

        The following table summarizes our consolidated net revenues and the increase/(decrease) in deferred revenues recognized for the years ended December 31, 2016, 2015, and 2014 (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014	Increase/ (decrease) 2016 v 2015	Increase/ (decrease) 2015 v 2014	% Change 2016 v 2015	% Change 2015 v 2014
Consolidated net revenues	$6,608	$4,664	$4,408	$1,944	$256	42%	6%
Net effect from recognition (deferral) of deferred net revenues	9	43	(405)	(34)	448

Consolidated net revenues

  2016 vs. 2015

        The increase in consolidated net revenues for 2016, as compared to 2015, was primarily due to:

  •
  New revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise.

  •
  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

  •
  Higher revenues recognized in 2016 from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015 and was the third game in our successful Black Ops series, as compared to revenues recognized in 2015 from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

        The increase was partially offset by:

  •
  Lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015.

  •
  Lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone toys and accessories from the Skylanders franchise in 2016.

  •
  Lower revenues recognized from the Diablo franchise due to the timing of releases.

  2015 vs. 2014

        The increase in consolidated net revenues for 2015, as compared to 2014, was primarily due to:

  •
  Higher revenues recognized from the Destiny franchise, as Destiny debuted in September 2014.

  •
  Higher revenues recognized from Hearthstone, which were partially driven by its incremental release on iPhone and Android smartphones in April 2015.

        The increase was partially offset by:

  •
  Lower revenues from Skylanders SuperChargers, as compared to Skylanders Trap Team, the comparable 2014 title.

  •
  Lower revenues recognized from Diablo III: Reaper of Souls™ and Diablo III: Reaper of Souls—Ultimate Evil Edition™, which were released in March 2014 on PC and in August 2014 on consoles, respectively.

Change in Deferred Revenues Recognized

  2016 vs. 2015

        The decrease in net deferred revenues recognized for 2016, as compared to 2015, was primarily due to:

  •
  Deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor® in November 2014.

  •
  Deferrals of revenues associated with Overwatch.

        The decrease was partially offset by lower deferrals of revenues associated with the Call of Duty franchise, driven by lower revenue deferrals from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title.

  2015 vs. 2014

        The increase in net deferred revenues recognized for 2015, as compared to 2014, was primarily due to:

  •
  Lower deferrals of revenues from the Destiny franchise, which debuted in September 2014.

  •
  Lower deferrals of revenues from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor, which was released in November 2014, and value-added services

        The increase was partially offset by higher deferrals of revenues from the Call of Duty franchise.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $81 million, $373 million, and $2 million on Activision Blizzard's consolidated net revenues in 2016, 2015, and 2014, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Operating Segment Results

        Currently, we have three reportable operating segments. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; and fees and other expenses (including legal fees, expenses and accruals) related to acquisitions, associated integration activities, and financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

        Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

        Information on the operating segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2016, 2015, and 2014 are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014	Increase/ (decrease) 2016 v 2015	Increase/ (decrease) 2015 v 2014
Segment net revenues:
Activision	$2,220	$2,700	$2,686	$(480)	$14
Blizzard	2,428	1,565	1,720	863	(155)
King	1,586	—	—	1,586	—

Reportable segments net revenues total	6,234	4,265	4,406	1,969	(141)

Reconciliation to consolidated net revenues:
Other segments(1)	365	356	407	9	(51)
Net effect from recognition (deferral) of deferred net revenues(2)	9	43	(405)	(34)	448

Consolidated net revenues	$6,608	$4,664	$4,408	$1,944	$256

Segment income from operations:
Activision	788	868	762	(80)	106
Blizzard	1,013	561	756	452	(195)
King	537	—	—	537	—

Reportable segments income from operations total	2,338	1,429	1,518	909	(89)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Other segments(1)	(4)	37	9	(41)	28
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues(2)	(10)	(39)	(215)	29	176
Share-based compensation expense(3)	(159)	(92)	(104)	(67)	12
Amortization of intangible assets(4)	(706)	(11)	(12)	(695)	1
Fees and other expenses related to acquisitions and the Purchase Transaction(5)	(47)	(5)	(13)	(42)	8

Consolidated operating income	1,412	1,319	1,183	93	136
Interest and other expense, net	214	198	202	16	(4)
Loss on extinguishment of debt	92	—	—	92	—

Consolidated income before income tax expense	$1,106	$1,121	$981	$(15)	$140

(1)
Other segments include other income and expenses from operating segments managed outside the reportable segments, including our MLG, Studios, and Distribution businesses. Other segments also include unallocated corporate income and expenses.

(2)
We have determined that some of our titles' online functionality represents an essential component of gameplay and as a result, represents a more-than-inconsequential separate deliverable. As such, we are required to recognize revenues from these titles over the estimated service periods, which are generally less than one year. The related cost of revenues are deferred and recognized when the related revenues are recognized. In the operating segment results table, we reflect the net effect from the deferral of revenues and (recognition) of deferred revenues, along with the related cost of revenues, on certain of our online enabled products.

(3)
We expense our share-based awards using the grant date fair value over the vesting periods of the stock awards. In the case of liability awards, the liability is subject to revaluation based on the stock price at the end of the relevant period. Included within this share-based compensation are the net effects of capitalization, deferral, and amortization.

(4)
We amortize intangible assets over their estimated useful lives based on the pattern of consumption of the underlying economic benefits. The amounts presented in the table represent the effect of the amortization of intangible assets, as well as other purchase price accounting adjustments, where applicable, in our consolidated statements of operations.

(5)
We incurred fees and other expenses, such as legal, banking and professional services fees, related to (a) the October 11, 2013 repurchase of approximately 429 million shares of our common stock (the "Purchase Transaction"), pursuant to a stock purchase agreement among us, Vivendi and ASAC II LP, an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC, (b) the King Acquisition, and (c) other business acquisitions and associated integration activities, in each case, inclusive of any related debt financings. Such expenses are not reviewed by the CODM as part of segment performance.

Segment Net Revenues

Activision

  2016 vs. 2015

        The decrease in Activision's net revenues for 2016, as compared to 2015, was primarily due to:

  •
  Lower revenues from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title, which was the third game in our successful Black Ops series.

  •
  Lower revenues from the Destiny franchise, as there were two expansion packs in 2015—House of Wolves and The Taken King—but only one in 2016—Rise of Iron.

  •
  Lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone Skylanders toys and accessories in 2016.

  •
  Lower revenues from Guitar Hero Live, which was released in 2015 with no comparable release in 2016.

        The decrease was partially offset by higher revenues from digital content associated with Call of Duty: Black Ops III, as compared to Call of Duty: Advanced Warfare, the comparable 2014 title.

  2015 vs. 2014

        The increase in Activision's net revenues for 2015, as compared to 2014, was primarily due to:

  •
  Higher revenues from the Call of Duty franchise, specifically from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

  •
  Strong digital content performance, including expansion packs and supply drops for Call of Duty: Advanced Warfare.

  •
  Revenues from Guitar Hero Live, which was released in the fourth quarter of 2015, with no comparable release in 2014.

        The increase was partially offset by:

  •
  Lower revenues from Skylanders SuperChargers, which was released in 2015, as compared to Skylanders Trap Team, the comparable 2014 title.

  •
  Lower revenues from the Destiny franchise, as Destiny debuted in September 2014 with no comparable full-game release in 2015.

  •
  Lower revenues from The Amazing Spider-Man™ 2, which was released during 2014, with no corresponding releases during 2015.

Blizzard

  2016 vs. 2015

        The increase in Blizzard's net revenues for 2016, as compared to 2015, was primarily due to:

  •
  Revenues from Overwatch, a new team-based first-person shooter released in May 2016.

  •
  Higher revenues from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2015.

  2015 vs. 2014

        The decrease in Blizzard's net revenues for 2015, as compared to 2014, was primarily due to the timing of releases, including:

  •
  Diablo III: Reaper of Souls, which was released in March 2014 on the PC, and Diablo III: Reaper of Souls-Ultimate Evil Edition, which was released in August 2014 on consoles.

  •
  World of Warcraft: Warlords of Draenor, which was released in November 2014, along with the overall lower revenues from World of Warcraft due to a smaller subscriber base.

        The decrease was partially offset by:

  •
  Higher revenues from Hearthstone, which had multiple content releases throughout the year, and benefited from its incremental release on iPhone and Android smartphones in April 2015.

  •
  Revenues from Heroes of the Storm and StarCraft II: Legacy of the Void™, which were released in 2015.

King

        King's net revenues represent the net revenues from the King Closing Date through December 31, 2016. The revenues were primarily driven by the Candy Crush franchise, which included the release of Candy Crush Jelly Saga™ in January 2016.

Segment Income from Operations

Activision

  2016 vs. 2015

        The decrease in Activision's operating income for 2016, as compared to 2015, was primarily due to lower revenues. This was partially offset by:

  •
  Lower sales and marketing spend on Guitar Hero Live and the Destiny franchise given the timing of game launches.

  •
  The relative increase in revenues coming from the digital online channel, which typically has a higher profit margin.

  2015 vs. 2014

        The increase in Activision's operating income for 2015, as compared to 2014, was primarily due to:

  •
  The relative increase in revenues coming from the digital online channel, which typically has a higher profit margin.

  •
  Lower sales and marketing spending on the Destiny franchise because of the September 2014 launch of Destiny, with no comparable full-game release in 2015.

        The increase was partially offset by:

  •
  Operating losses from Guitar Hero Live, which was released in the fourth quarter of 2015, with no comparable release in 2014.

  •
  Lower revenues from Skylanders SuperChargers, as compared to Skylanders Trap Team.

Blizzard

  2016 vs. 2015

        The increase in Blizzard's operating income for 2016, as compared to 2015, was primarily due to higher revenues. This was partially offset by:

  •
  New sales and marketing spending to support Overwatch.

  •
  Higher personnel costs due to segment performance bonuses and increased headcount to support the business growth.

  2015 vs. 2014

        The decrease in Blizzard's operating income for 2015, as compared to 2014, was primarily due to:

  •
  Lower revenues.

  •
  Higher cost of revenues from Hearthstone related to commissions on mobile purchases following the launch on iPhone and Android smartphones in April 2015.

  •
  Higher sales and marketing spending for releases, including Hearthstone and Heroes of the Storm.

  •
  Lower capitalization of software development costs and higher software amortization.

King

        King's operating income for the year ended December 31, 2016 represents the operating income from the King Closing Date through December 31, 2016.

Foreign Exchange Impact

        Changes in foreign exchange rates had a negative impact of $30 million and $338 million on reportable segment net revenues for 2016 and 2015, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

        The following table details our consolidated net revenues by distribution channel for the years ended December 31, 2016, 2015, and 2014 (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014	Increase/ (decrease) 2016 v 2015	Increase/ (decrease) 2015 v 2014	% Change 2016 v 2015	% Change 2015 v 2014
Net revenues by distribution channel
Digital online channels(1)	$4,865	$2,502	$1,897	$2,363	$605	94%	32%
Retail channels	1,386	1,806	2,104	(420)	(298)	(23)	(14)
Other(2)	357	356	407	1	(51)	—	(13)

Total consolidated net revenues	$6,608	$4,664	$4,408	$1,944	$256	42%	6%

        The increase/(decrease) in deferred revenues recognized by distribution channel for the years ended December 31, 2016, 2015, and 2014, was as follows (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014	Increase/ (decrease) 2016 v 2015	Increase/ (decrease) 2015 v 2014
Increase/(decrease) in deferred revenues recognized by distribution channel:
Digital online channels(1)	$(351)	$(126)	$(301)	$(225)	$175
Retail channels	368	169	(104)	199	273
Other(2)	(8)	—	—	(8)	—

Net (deferral)/recognition impact on consolidated net revenues	$9	$43	$(405)	$(34)	$448

(1)
We define revenues from digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2)
Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

Digital Online Channel Net Revenues

Net Revenues

  2016 vs 2015

        The increase in net revenues from digital online channels for 2016, as compared to 2015, was primarily due to:

  •
  New revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise.

  •
  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

  •
  Higher revenues recognized in 2016 from digital content associated with Call of Duty: Black Ops III, as compared to revenues recognized in 2015 from digital content associated with Call of Duty: Advanced Warfare, the comparable 2015 title.

  2015 vs 2014

        The increase in net revenues from digital online channels for 2015, as compared to 2014, was primarily due to:

  •
  Higher revenues recognized from the Destiny franchise.

  •
  Higher revenues recognized from Hearthstone.

  •
  Higher revenues recognized from Call of Duty: Advanced Warfare and its digital content released during 2015, as compared to Call of Duty: Ghosts and its digital content released during 2014, including revenues recognized from the introduction of microtransactions in Call of Duty: Advanced Warfare.

  •
  Revenues recognized from Heroes of the Storm, which was released in June 2015, with no comparable release during the prior periods.

        The increase was partially offset by lower revenues from the Diablo franchise due to the timing of title releases.

Change in Deferred Revenues Recognized

  2016 vs 2015

        The decrease in net deferred revenues recognized for 2016, as compared to 2015, was primarily due to:

  •
  Deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues from the release of World of Warcraft: Warlords of Draenor in 2015.

  •
  Deferrals of revenues associated with Overwatch.

        The decrease was partially offset by higher deferred revenues recognized from Hearthstone.

  2015 vs 2014

        The increase in net deferred revenues recognized for 2015, as compared to 2014, was primarily due to lower deferrals of revenues from World of Warcraft, primarily associated with World of Warcraft: Warlords of Draenor and value-added services. The increases were partially offset by higher deferrals of revenues from the Call of Duty franchise

Retail Channel Net Revenues

Net Revenues

  2016 vs 2015

        The decrease in net revenues from retail channels for 2016, as compared to 2015, was primarily due to:

  •
  Lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015.

  •
  Lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone Skylanders toys and accessories in 2016.

  •
  Lower revenues recognized from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, which was released in the fourth quarter of 2015.

        The decrease was partially offset by:

  •
  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

  •
  Higher revenues recognized in 2016 from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to revenues recognized in 2015 from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

  2015 vs 2014

        The decrease in net revenues from retail channels for 2015, as compared to 2014, was primarily due to:

  •
  Lower revenues from Skylanders SuperChargers, which was released in 2015, as compared to Skylanders Trap Team, the comparable 2014 title.

  •
  Lower revenues recognized from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, as compared to Call of Duty: Ghosts, which was released in the fourth quarter of 2013.

  •
  Lower revenues recognized from Diablo III: Reaper of Souls and Diablo III: Reaper of Souls—Ultimate Evil Edition, which were released in March 2014 on PC and in August 2014 on consoles, respectively.

        The decrease was partially offset by higher revenues recognized from the Destiny franchise and revenues from Guitar Hero Live, which was released in October 2015.

Change in Deferred Revenues Recognized

  2016 vs 2015

        The increase in net deferred revenues recognized for 2016, as compared to 2015, was primarily due to:

  •
  Lower deferrals of revenues associated with the Call of Duty franchise, driven by lower revenue deferrals from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title.

  •
  Deferred revenues recognized from Guitar Hero Live, which was released in the fourth quarter of 2015.

        The decrease was partially offset by lower deferred revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015.

  2015 vs 2014

        The increase in net deferred revenues recognized for 2015, as compared to 2014, was primarily due to lower deferrals of revenues from Destiny. The increase was partially offset by higher deferrals of revenues from the Call of Duty franchise.

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region for the years ended December 31, 2016, 2015, and 2014 (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014	Increase/ (decrease) 2016 v 2015	Increase/ (decrease) 2015 v 2014	% Change 2016 v 2015	% Change 2015 v 2014
Geographic region net revenues:
Americas	$3,423	$2,409	$2,190	$1,014	$219	42%	10%
EMEA(1)	2,221	1,741	1,824	480	(83)	28	(5)
Asia Pacific	964	514	394	450	120	88	30

Consolidated net revenues	$6,608	$4,664	$4,408	$1,944	$256	42	6

(1)
EMEA consists of the Europe, Middle East, and Africa geographic regions.

Americas

  2016 vs 2015

        The increase in net revenues in the Americas region for 2016, as compared to 2015, was primarily due to:

  •
  New revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise.

  •
  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

  •
  Higher revenues recognized in 2016 from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to revenues recognized in 2015 from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

        The increase was partially offset by:

  •
  Lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015.

  •
  Lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone toys and accessories from the Skylanders franchise in 2016.

  2015 vs 2014

        The increase in net revenues in the Americas region for 2015, as compared to 2014, was primarily due to:

  •
  Higher revenues recognized from the Destiny franchise.

  •
  Higher revenues recognized from Hearthstone.

  •
  Revenues recognized from Heroes of the Storm and Guitar Hero Live, which were both released in 2015 with no comparable releases during the prior periods.

        The increase was partially offset by:

  •
  Lower revenues from Skylanders SuperChargers, which was released in 2015, as compared to Skylanders Trap Team, the comparable 2014 title.

  •
  Lower revenues recognized from the Diablo franchise due to the timing of title releases.

EMEA

  2016 vs 2015

        The increase in net revenues in the EMEA region for 2016, as compared to 2015, was primarily due to the same drivers and partially offsetting factors as the Americas region discussed above.

  2015 vs 2014

        The decrease in net revenues in the EMEA region for 2015, as compared to 2014, was primarily due to:

  •
  Lower revenues recognized from the Diablo and Call of Duty franchises.

  •
  Lower revenues from Skylanders SuperChargers, which was released in 2015, as compared to Skylanders Trap Team, the comparable 2014 title.

  •
  Lower revenues from our Distribution business.

        The decrease was partially offset by:

  •
  Higher revenues recognized from the Destiny franchise.

  •
  Higher revenues recognized from Hearthstone.

  •
  Revenues recognized from Heroes of the Storm.

Asia Pacific

  2016 vs 2015

        The increase in net revenues in the Asia Pacific region for 2016, as compared to 2015, was primarily due to:

  •
  New revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise.

  •
  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

  •
  Higher revenues recognized from Hearthstone.

        The increase was partially offset by lower revenues recognized from the Diablo franchise due to the timing of releases.

  2015 vs 2014

        The increase in net revenues in the Asia Pacific region for 2015, as compared to 2014, was primarily due to:

  •
  Higher revenues recognized from Hearthstone and Call of Duty Online.

  •
  Revenues recognized from Heroes of the Storm, which launched in China in 2015.

        The increase was partially offset by lower revenues recognized from the Diablo franchise.

Net Revenues by Platform

        The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues for the years ended December 31, 2016, 2015, and 2014 (amounts in millions):

	Year Ended December 31, 2016	% of total(4) consolidated net revenues	Year Ended December 31, 2015	% of total(4) consolidated net revenues	Year Ended December 31, 2014	% of total(4) consolidated net revenues	Increase/ (Decrease) 2016 v 2015	Increase/ (Decrease) 2015 v 2014
Platform net revenues:
Console	$2,453	37%	$2,391	51%	$2,150	49%	$62	$241
PC(1)	2,124	32	1,499	32	1,418	32	625	81
Mobile and ancillary(2)	1,674	25	418	9	433	10	1,256	(15)
Other(3)	357	5	356	8	407	9	1	(51)

Total consolidated net revenues	$6,608	100%	$4,664	100%	$4,408	100%	$1,944	$256

(1)
Net revenues from PC includes revenues that were historically shown as Online.

(2)
Net revenues from Mobile and ancillary includes revenues from handheld, mobile, and tablet devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise, and other physical merchandise and accessories.

(3)
Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

(4)
The percentages of total are presented as calculated. Therefore, the sum of these percentages, as presented, may differ due to the impact of rounding.

Console Net Revenues

  2016 vs 2015

        The increase in net revenues from console for 2016, as compared to 2015, was primarily due to:

  •
  Higher revenues recognized in 2016 from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to revenues recognized in 2015 from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

  •
  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

        The increase was partially offset by lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015.

  2015 vs 2014

        The increase in net revenues from console for 2015, as compared to 2014, was primarily due to:

  •
  Higher revenues recognize from the Destiny franchise.

  •
  Revenues from Guitar Hero Live, which was released in October 2015.

        The increase was partially offset by lower revenues from Skylanders SuperChargers, which was released in 2015, as compared to Skylanders Trap Team, the comparable 2014 title.

PC Net Revenues

  2016 vs 2015

        The increase in net revenues from PC for 2016, as compared to 2015, was primarily due to:

  •
  Revenues recognized from Overwatch, a new team-based first-person shooter released in May 2016.

  •
  Revenues from King titles since the King Closing Date.

  2015 vs 2014

        The increase in net revenues from PC for 2015, as compared to 2014, was primarily due to:

  •
  Higher revenues recognized from Hearthstone.

  •
  Revenues recognized from Heroes of the Storm, which was released in June 2015.

        The increase was partially offset by lower revenues recognized in 2015 from Diablo III: Reaper of Souls, due to the title releasing in March 2014 and no comparable 2015 title release.

Mobile and Ancillary Net Revenues

  2016 vs 2015

        The increase in net revenues from mobile and ancillary for 2016, as compared to 2015, was primarily due to:

  •
  New revenues from King titles since the King Closing Date, which were primarily driven by the Candy Crush franchise.

  •
  Higher revenues recognized from Hearthstone, which was released on iPhone and Android smartphones in April 2015.

        The increase was partially offset by lower revenues from sales of standalone toys and accessories from the Skylanders franchise.

  2015 vs 2014

        The decrease in net revenues from mobile and ancillary for 2015, as compared to 2014, was primarily due to lower revenues from sales of standalone toys and accessories from the Skylanders franchise. The decrease was partially offset by higher revenues from Hearthstone on iOS and Android devices.

Costs and Expenses

Cost of Revenues

        The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues for the years ended December 31, 2016, 2015, and 2014 (amounts in millions):

	Year Ended December 31, 2016	% of associated net revenues	Year Ended December 31, 2015	% of associated net revenues	Year Ended December 31, 2014	% of associated net revenues	Increase (Decrease) 2016 v 2015	Increase (Decrease) 2015 v 2014
Cost of revenues—product sales:
Product costs	$741	34%	$872	36%	$981	35%	$(131)	$(109)
Software royalties, amortization, intellectual property licenses	331	15	370	15	265	10	(39)	105
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	851	19	274	12	250	15	577	24
Software royalties, amortization, intellectual property licenses	471	11	69	3	29	2	402	40

Total cost of revenues	$2,394	36%	$1,585	34%	$1,525	35%	$809	$60

Cost of Revenues—Product Sales:

  2016 vs 2015

        The decrease in product costs for 2016, as compared to 2015, was primarily due to:

  •
  Lower product costs associated with the Skylanders franchise.

  •
  The relative increase in revenues coming from the digital online channel, which typically have relatively lower product costs.

        The decrease in software royalties, amortization, and intellectual property licenses related to product sales for 2016, as compared to 2015, was primarily due to lower software amortization from the Destiny franchise, as Destiny was released in the third quarter of 2014, but had no comparable full-game release in 2015.

        This decrease was partially offset by:

  •
  Software amortization from Overwatch, which was released in May 2016 with no comparable 2015 title.

  •
  Higher software amortization associated with Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

  2015 vs 2014

        The decrease in product costs for 2015, as compared to 2014, was primarily due to:

  •
  The relative increase in revenues coming from the digital online channel, which typically have relatively lower product costs.

  •
  Decreased product costs as a result of the decrease in revenues from our relatively lower-margin Distribution business.

        The increase in software royalties, amortization, and intellectual property licenses related to product sales for 2015, as compared to 2014, was primarily due to higher software amortization from the Destiny franchise.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

  2016 vs 2015

        The increase in game operations and distribution costs for 2016, as compared to 2015, was primarily due to:

  •
  Increased online costs and platform provider fees associated with revenues from King titles included since the King Closing Date.

  •
  Increased expenditures to support our growing online activity across our existing and new titles.

        The increase in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for 2016, as compared to 2015, was primarily due to the amortization of internally-developed franchise intangible assets acquired in the King Acquisition. This increase was partially offset by lower software amortization from Heroes of the Storm, as it was released in June 2015.

  2015 vs 2014

        The increase in game operations and distribution costs for 2015, as compared to 2014, was primarily due to increased online costs and platform provider fees associated with revenues from Hearthstone, which was released on iPhone and Android smartphones in April 2015.

        The increase in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for 2015, as compared to 2014, was primarily due to software amortization from Heroes of the Storm, as it was released in June 2015.

Product Development (amounts in millions)

	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Increase (Decrease) 2016 v 2015	Increase (Decrease) 2015 v 2014
Product development	$958	14%	$646	14%	$571	13%	$312	$75

  2016 vs 2015

        The increase in product development costs for 2016, as compared to 2015, was primarily due to:

  •
  Product development costs associated with King's titles.

  •
  Increased product development costs for Activision and Blizzard's current and upcoming releases.

  2015 vs 2014

        The increase in product development costs for 2015, as compared to 2014, was primarily due to increased costs to support our future title releases and increased Blizzard product development costs, primarily associated with higher payroll costs and bonuses to studio personnel.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Increase (Decrease) 2016 v 2015	Increase (Decrease) 2015 v 2014
Sales and marketing	$1,210	18%	$734	16%	$712	16%	$476	$22

  2016 vs 2015

        The increase in sales and marketing expenses for 2016, as compared to 2015, was primarily due to:

  •
  Amortization of the customer base intangible assets acquired in the King Acquisition.

  •
  Sales and marketing spending to support King's titles and new launches, including Candy Crush Jelly Saga and Farm Heroes Super Saga.

  •
  Sales and marketing spending to support Blizzard's new title, Overwatch.

        The increase was partially offset by lower sales and marketing expenditures on Guitar Hero Live and the Destiny franchise given the timing of game launches.

  2015 vs 2014

        The increase in sales and marketing expenses for 2015, as compared to 2014, was primarily due to increased spending on sales and marketing activities to support the launches of Guitar Hero Live and Heroes of the Storm during the year. The increase was partially offset by lower media spending on the World of Warcraft, Destiny, and Diablo franchises due to the timing of title releases.

General and Administrative (amounts in millions)

	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Increase (Decrease) 2016 v 2015	Increase (Decrease) 2015 v 2014
General and administrative	$634	10%	$380	8%	$417	9%	$254	$(37)

  2016 vs 2015

        The increase in general and administrative expenses for 2016, as compared to 2015, was primarily due to:

  •
  King's general and administrative costs, which are included from the King Closing Date.

  •
  Higher Blizzard personnel costs due to segment performance bonuses and increased headcount to support the growth of the Blizzard business.

  •
  Higher professional and transaction-related fees due to the King Acquisition, which closed on February 23, 2016.

  •
  Lower foreign currency transaction and derivative contract gains.

  2015 vs 2014

        The decrease in general and administrative expenses for 2015, as compared to 2014, was primarily due to realized and unrealized gains from our foreign currency derivative contracts and lower share-based compensation expense. This decrease was partially offset by increased professional service fees incurred, primarily in connection with the King Acquisition.

Interest and Other Expense (Income), Net (amounts in millions)

	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Year Ended December 31, 2014	% of consolidated net revenues	Increase (Decrease) 2016 v 2015	Increase (Decrease) 2015 v 2014
Interest and other expense (income), net	$214	3%	$198	4%	$202	5%	$16	$(4)

  2016 vs 2015

        The increase in interest and other expense, net, for 2016, as compared to 2015, was primarily due to interest expense associated with the new $2.3 billion tranche of term loans "A" that were incurred in connection with the King Acquisition. This increase was partially offset by lower interest expense related to our prior term loan because of voluntary prepayments on the principal we made throughout 2016, with the prior term loan being fully extinguished in September 2016. Refer to "Liquidity and Capital Resources" below as included in Item 7 of this Annual Report on Form 10-K for additional discussion regarding our debt activities.

  2015 vs 2014

        Interest and other expense, net, for 2015 was comparable to 2014.

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2016	% of Pretax income	Year Ended December 31, 2015	% of Pretax income	Year Ended December 31, 2014	% of Pretax income	Increase (Decrease) 2016 v 2015	Increase (Decrease) 2015 v 2014
Income tax expense	$140	13%	$229	20%	$146	15%	$(89)	$83

        For the years ended December 31, 2016, 2015 and 2014, the Company's income before income tax expense was $1,106 million, $1,121 million, and $981 million, respectively, and our income tax expense was $140 million (or a 13% effective tax rate), $229 million (or a 20% effective tax rate), and $146 million (or a 15% effective tax rate), respectively. Overall, our effective tax rate differs from the U.S. statutory tax rate of 35%, primarily due to earnings taxed at relatively lower rates in foreign jurisdictions, recognition of excess tax benefits from shared-based payments (as discussed further below), recognition of the research and development ("R&D") credits, partially offset by changes in the Company's liability for uncertain tax positions.

        In 2016 and 2015, our U.S. income before income tax expense was $228 million and $355 million, respectively, and comprised 21% and 32%, respectively, of our consolidated income before income tax expense. In 2016 and 2015, our foreign income before income tax expense was $878 million and $766 million, respectively, and comprised 79% and 68%, respectively, of our consolidated income before income tax expense.

        In 2016 and 2015, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 22 percentage points and 20 percentage points, respectively. The increase in the foreign rate differential is due to the overall increase in foreign income, which is taxed at relatively lower rates in proportion to U.S. income.

        In 2015 and 2014, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 20 percentage points and 25 percentage points, respectively. The decrease in the foreign rate differential is due to overall increase in foreign income in higher statutory rate jurisdictions, as compared to the prior year.

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

        Further analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 15 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Additionally, see "Recently Issued Accounting Pronouncements" for discussion on our early adoption of a new accounting standard related to share-based payments that requires that all excess tax benefits and tax deficiencies to be recorded as an income tax expense or benefit in the consolidated statement of operations. As a result, we recognized $81 million as a reduction to income tax expense in 2016. Conversely, in 2015 and 2014, $65 million and $30 million, respectively, were credited to shareholders' equity.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $10 million, a negative impact of $242 million, and a negative impact of $8 million on Activision Blizzard's consolidated operating income in 2016, 2015 and 2014, respectively. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound and its impact on our foreign operating income.

Liquidity and Capital Resources

        We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business to remain strong and to continue to generate significant operating cash flows. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases and scheduled debt maturities, include our cash and cash equivalents, short- and long-term investments, and cash flows provided by operating activities. With our cash and cash equivalents and short-term investments of $3.3 billion at December 31, 2016, and the expected cash flows provided by our operating activities, we believe that we have sufficient liquidity to meet daily operations for the foreseeable future. We also believe that we have sufficient working capital ($2.2 billion at December 31, 2016) to finance our operational and financing requirements for at least the next twelve months. Additionally, we have the availability of a $250 million revolving credit facility.

        As of December 31, 2016, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.9 billion, as compared to $0.5 billion as of December 31, 2015. If the cash and cash equivalents held outside of the U.S. are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        Furthermore, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the fourth quarter due to seasonal and holiday-related sales patterns. On a continuing basis, we consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, share repurchases, and other structural changes. These transactions may result in future cash proceeds or payments.

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2016	2015	Increase (Decrease) 2016 v 2015
Cash and cash equivalents	$3,245	$1,823	$1,422
Short-term investments	13	8	5

	$3,258	$1,831	$1,427

Percentage of total assets	19%	12%

	For the Years Ended December 31,
	2016	2015	2014	Increase (Decrease) 2016 v 2015	Increase (Decrease) 2015 v 2014
Cash flows provided by operating activities	$2,155	$1,259	$1,331	$896	$(72)
Cash flows used in investing activities	(1,177)	(3,716)	(84)	2,539	(3,632)
Cash flows provided by (used in) financing activities	500	(202)	(413)	702	211
Effect of foreign exchange rate changes	(56)	(366)	(396)	310	30

Net increase (decrease) in cash and cash equivalents	$1,422	$(3,025)	$438	$4,447	$(3,463)

Cash Flows Provided by Operating Activities

        The primary drivers of cash flows associated with our operating activities include the collection of customer receivables generated from the sale of our products and services. These collections are typically partially offset by: payments to vendors for the manufacturing, distribution, and marketing of our products; payments for customer service support for our consumers; payments to third-party developers and intellectual property holders; payments for interest on our debt; payments for software development; payments for tax liabilities; and payments to our workforce.

  2016 vs 2015

        Cash flows provided by operating activities for 2016 were $2.16 billion, as compared $1.26 billion for 2015. The increase was primarily due to:

  •
  New operating cash flows contributed by King.

  •
  Higher net income in 2016, as compared to 2015, along with larger adjustments to net income for non-cash charges, primarily associated with the amortization of the acquired intangibles in the King Acquisition, higher stock compensation expense due to converted awards for King personnel in the acquisition, and other non-cash or non-operating costs associated with our debt-related activities during the year.

        Cash flows provided by operating activities for the year ended December 31, 2016 included $209 million of interest paid on our outstanding debt, as compared to $193 million paid in 2015.

  2015 vs 2014

        Cash flows provided by operating activities for 2015 were $1.26 billion, as compared to $1.33 billion for 2014. The decrease was primarily due to changes in operating assets and liabilities, driven by the 2014 cash flows benefiting from a substantial increase in revenues that were deferred. The decrease was partially offset by higher net income in 2015, as compared to 2014, along with larger adjustments to net income for non-cash charges, including amortization of capitalized software development costs.

        Cash flows provided by operating activities for the year ended December 31, 2015 included $193 million of interest paid on our outstanding debt, as compared to $201 million paid in 2014.

Cash Flows Used in Investing Activities

        The primary drivers of cash flows associated with investing activities typically include capital expenditures, changes in restricted cash balances, and cash used for acquisitions.

  2016 vs 2015

        Cash flows used in investing activities for 2016 were $1.18 billion, as compared to $3.72 billion for 2015. The lower amount of cash used in investing activities in 2016 was primarily due to a 2015 cash outflow of $3.6 billion for cash placed into escrow to facilitate the King Acquisition. In 2016, when we acquired King, the cash in escrow became a cash inflow. As a result, in 2016 we had a $2.2 billion cash outflow for the King Acquisition in excess of the cash already in escrow, net of $1.15 billion of cash acquired from King.

  2015 vs 2014

        Cash flows used in investing activities for 2015 were $3.72 billion, as compared to $82 million used in 2014. The higher amount of cash used in investing activities in 2015 was primarily due to the $3.6 billion of cash deposited in escrow to facilitate the King Acquisition, as well as the cash used to acquire Major League Gaming in the fourth quarter of 2015.

Cash Flows Provided by (Used in) Financing Activities

        The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of options, as well as the payment of dividends.

  2016 vs 2015

        Cash flows provided by financing activities for 2016 were $500 million, as compared to cash flows used in financing activities of $202 million for 2015. The difference was primarily due to $6.9 billion of proceeds received from the following debt issuances in 2016:

  •
  Issuance of a $2.3 billion tranche of term loans "A" on February 23, 2016 to fund the King Acquisition.

  •
  Issuance of an additional $250 million tranche of term loans "A" on March 31, 2016.

  •
  Issuance of a new unsecured $2.9 billion tranche of term loans "A" in connection with the fifth amendment to our credit agreement on August 23, 2016.

  •
  Issuance of $650 million of 2.3% unsecured senior notes due September 2021 on September 19, 2016.

  •
  Issuance of $850 million of 3.4% unsecured senior notes due September 2026 on September 19, 2016.

        These issuances were partially offset by:

  •
  Repayments of $1.9 billion to extinguish our term loan outstanding at December 31, 2015 (the "Original Term Loan").

  •
  Repayments of $2.5 billion in connection with the refinancing of our tranche of term loans "A" that were provided in the first quarter of 2016.

  •
  Repayments of $185 million on our new tranche of term loans "A" that were provided on August 23, 2016, which included $167 million of voluntary prepayments, as compared to the $250 million partial repayment of our Original Term Loan in 2015.

  •
  Cash payment to redeem our 5.625% unsecured senior notes due September 2021 (the "Original 2021 Notes") of $1.5 billion, as well as the associated $63 million premium.

  •
  Higher cash dividend payments made during 2016, as compared to 2015.

        Cash flows used in financing activities for 2015 also included proceeds of $202 million received in the settlement of the litigation related to the Purchase Transaction. There were no such proceeds received in 2016.

  2015 vs 2014

        Cash flows used in financing activities for 2015 were $202 million, as compared to $413 million for 2014. The lower amount of cash flows used in financing activities was primarily due to:

  •
  Proceeds of $202 million received in the settlement of the litigation related to the Purchase Transaction.

  •
  A lower partial repayment of our Original Term Loan during 2015 of $250 million, as compared to the $375 million partial repayment of our Original Term Loan during 2014.

        These decreases were partially offset by:

  •
  Lower proceeds from stock options exercised by our employees during 2015 than during 2014.

  •
  Higher cash dividend payments made during 2015, as compared to 2014.

Effect of Foreign Exchange Rate Changes

        Changes in foreign exchange rates had negative impacts of $56 million, $366 million, and $396 million on our cash and cash equivalents for the years ended December 31, 2016, 2015, and 2014, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

Debt

        As of December 31, 2016, our total outstanding debt was $4.9 billion, bearing interest at a weighted average rate of 2.92%, as compared to $4.1 billion at December 31, 2015, bearing interest at a weighted average rate of 4.63%. During 2016, we had the following significant debt activities:

  •
  Entered into three amendments to our credit agreement to provide for a $2.3 billion tranche of term loans "A" on February 23, 2016, to fund the King Acquisition.

  •
  Entered into a fourth amendment to our credit agreement on March 31, 2016, to provide for an additional tranche of term loans "A" in the amount of $250 million (together with the $2.3 billion tranche of term loans "A", the "Original TLA").

  •
  Made voluntary principal prepayments on the remaining balance of our Original Term Loan of $500 million, $250 million, and $800 million on February 25, March 31, and May 26, 2016, respectively, to reduce the remaining outstanding principal balance to $319 million.

  •
  On August 23, 2016, entered into a fifth amendment to our credit agreement to provide for (1) a new unsecured tranche of term loans "A" of approximately $2.9 billion (the "2016 TLA"), the proceeds of which were primarily used to extinguish the remaining outstanding principal balances of $319 million on the Original Term Loan and $2.5 billion on the Original TLA, resulting in a write-off of unamortized discount and deferred financing costs of $10 million, and (2) a new unsecured revolving credit facility of $250 million.

  •
  On September 19, 2016, issued $650 million of 2.3% unsecured senior notes due September 2021 (the "New 2021 Notes") and $850 million of 3.4% unsecured senior notes due September 2026 (the "2026 Notes" and, together with the New 2021 Notes, the "New Notes").

  •
  On October 19, 2016, using the proceeds from the New Notes, redeemed the Original 2021 Notes in full for $1.6 billion, which resulted in a loss on extinguishment of approximately $82 million, comprised of a premium payment of $63 million and a write-off of unamortized discount and deferred financing costs of $19 million.

  •
  On September 30, 2016, in addition to the required quarterly repayment of $18 million, made a voluntary prepayment on our 2016 TLA of $167 million. These payments satisfied the required quarterly principal repayments through December 31, 2018.

        As a result of the above activities, a summary of our debt as of December 31, 2016, is as follows (amounts in millions):

	December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
New 2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840

Total debt	$4,940	$(53)	$4,887

        A summary of our debt as of December 31, 2015, is as follows (amounts in millions):

	December 31, 2015
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Original Term Loan	$1,869	$(11)	$1,858
Original 2021 Notes	1,500	(22)	1,478
2023 Notes	750	(12)	738

Total long-term debt	$4,119	$(45)	$4,074

        On February 3, 2017, we entered into a sixth amendment to our credit agreement which (i) provided for a new tranche of term loans "A" in an aggregate principal amount of $2.55 billion (the "2017 TLA") and (ii) released each of our subsidiary guarantors from their respective guarantee provided under the credit agreement. All proceeds of the 2017 TLA, together with additional cash funds on hand, were used to fully prepay the 2016 TLA outstanding under the credit agreement immediately prior to the effectiveness of the sixth amendment, together with all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of guarantees, are generally the same as the terms of the 2016 TLA.

        On February 2, 2017, our Board of Directors authorized repayments of up to $500 million of our outstanding debt during 2017. During February 2017, we made voluntary prepayments on our term loans of $500 million, inclusive of $139 million used to fully prepay the 2016 TLA. The voluntary prepayment satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

        Refer to Note 11 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding terms and activities associated with our debt obligations.

Dividends

        In February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share, payable on May 10, 2017, to shareholders of record at the close of business on March 30, 2017.

Capital Expenditures

        We made capital expenditures of $136 million in 2016, as compared to $111 million in 2015. In 2017, we anticipate total capital expenditures of approximately $130 million, primarily for leasehold improvements, computer hardware, and software purchases.

Commitments

        Refer to Note 19 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our commitments.

Off-balance Sheet Arrangements

        At December 31, 2016 and 2015, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as "structured finance" or "special purpose" entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The policies, estimates, and assumptions discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management's judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies, estimates, and assumptions are described in the following paragraphs.

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

  Revenue Arrangements with Multiple Deliverables

        Certain of our revenue arrangements have multiple deliverables, which we account for in accordance with Accounting Standards Codification ("ASC") Topic 605. These revenue arrangements include product sales consisting of both software, service (such as ongoing hosting arrangements), and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software).

        When a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence ("VSOE") if it is available, third-party evidence ("TPE") if VSOE is not available, or best estimated selling price ("BESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Further, if the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that required using BESP for the years ended December 31, 2016, 2015, and 2014. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for deliverables that the Company sells separately (which represents VSOE) and the wholesale prices of the same or similar products for deliverables not sold separately (which represents TPE).

  Product Sales

        Product sales consists of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) title and risk of loss have been transferred to our customers and (2) all performance obligations have been completed. With respect to digital full-game downloads, this is when the product is available for download or is activated for gameplay. Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection.

  Product with Online Functionality or Hosted Service Arrangements

        For our software products with online functionality or that are part of a hosted service arrangement, we evaluate whether that online functionality constitutes a more-than-inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including downloadable content), when it is released. Determining whether the online functionality for a particular product constitutes a more-than-inconsequential deliverable is subjective and requires management's judgment. When we determine that the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. In addition, VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component. As a result, we initially defer all of the software-related revenues from the sale of any such title (including downloadable content) and recognize the revenues ratably over the estimated service period of the title. In addition, we initially defer the cost of revenues for the title and recognize the cost of revenues as the related revenues are recognized. The cost of revenues that are initially deferred include manufacturing costs, software royalties and amortization, and intellectual property licenses and exclude intangible asset amortization.

        For our software products with online functionality that are considered to be incidental to the overall product offering and are inconsequential deliverables, we recognize the related revenues when the revenue recognition criteria described above have been met.

        For our World of Warcraft boxed products, expansion packs and value-added services, we recognize revenues in each case with the related subscription service revenues ratably over the estimated service period, beginning upon the activation of the software and delivery of the related services. For revenues associated with the sales of subscriptions, the revenues are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales," whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing, and other revenues."

  Microtransaction Revenues

        Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with the virtual currency. Proceeds from the sales of virtual goods directly are also recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, which is generally the estimated service period of the game.

  Estimated Service Period

        We determine the estimated service period for players of our games with consideration of various data points, including the weighted-average number of days between players' first and last date played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends, the service periods of our previously released games, and the service periods of our competitors' games that are similar in nature to ours, to the extent they are publicly available. Determining the estimated service period is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns and therefore the estimated service period may change in the future. The estimated service periods for players of our current games are generally less than twelve months.

Allowances for Returns and Price Protection

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or receive price protection credits include, among other things, compliance with applicable trading and payment terms and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including achievement of sell-through performance targets in certain instances, the facilitation of slow-moving inventory, and other market factors.

        Significant management judgments and estimates with respect to potential future product returns and price protection related to current period product revenues must be made and used when establishing the allowance for returns and price protection in any accounting period. We estimate the amount of future returns and price protection for current period product revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and the performance of competing titles. The relative importance of these factors varies among titles depending upon, among other things, genre, platform, seasonality, and sales strategy.

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. There may be material differences in the amount and timing of our revenues for any period if factors or market conditions change or if matters resolve in a manner that is inconsistent with management's assumptions utilized in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2016 allowance for sales returns, price protection, and other allowances would have impacted net revenues by approximately $3 million.

Allowance for Inventory Obsolescence

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

Software Development Costs

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to hosted service revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of revenues—software royalties, amortization, and intellectual property licenses." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development."

        Commencing upon a product's release, capitalized software development costs are amortized to "Cost of revenues—software royalties, amortization, and intellectual property licenses" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months to approximately two years.

        We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is the actual performance of the title to which the costs relate. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

        Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if matters resolve in a manner that is inconsistent with management's expectations.

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

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to tax expenses in the period such determination is made. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC Topic 740 and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our business and results of operations in an interim period in which the uncertainties are ultimately resolved.

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

        Our provision for income taxes is subject to volatility and could be adversely impacted by: (1) earnings being lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates; (2) changes in the valuation of our deferred tax assets and liabilities; (3) tax effects of nondeductible compensation; (4) tax costs related to intercompany realignments; (5) differences between amounts included in our tax filings and the estimate of such amounts included in our tax expenses; (6) changes in accounting principles; or (7) changes in tax laws, regulations, administrative practices, principles or interpretations, including fundamental changes to the tax laws applicable to multinational corporations, such as changes currently being considered in the U.S., the European Union and its member states, and other countries. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and are regularly subject to audit by other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

        There are various valuation techniques used to estimate fair value. These include: (1) the market approach, where market transactions for identical or comparable assets or liabilities are used to determine the fair value; (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount; and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to: (1) the potential future cash flows for the asset, liability or equity instrument being measured; (2) the timing of receipt or payment of those future cash flows; (3) the time value of money associated with the delayed receipt or payment of such cash flows; and (4) the inherent risk associated with the cash flows (that is, the risk premium). Determining these cash flow estimates is inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

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

        Assessment of Impairment of Assets.    We evaluate the recoverability of our identifiable amortizable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We consider certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable, including, but not limited to: (1) significant changes in performance relative to expected operating results; (2) significant changes in the use of the assets; (3) significant negative industry or economic trends; (4) a significant decline in our stock price for a sustained period of time; and (5) changes in our business strategy. In determining whether an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2016, 2015 or 2014.

        Financial Accounting Standards Board ("FASB") literature related to the accounting for goodwill and other indefinite lived intangibles provides companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing a two-step approach to testing goodwill for impairment for each reporting unit as part of our annual impairment test performed as of December 31. Our reporting units are determined by the components of our operating segments that constitute a business for which both (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. ASC Topic 350 requires that the impairment test be performed at least annually by applying a fair value-based test. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit.

        To determine the fair values of the reporting units used in the first step, we use a discounted cash flow approach. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, and future economic and market conditions. These estimates and assumptions must be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

        In determining the fair value of our significant reporting units—namely Activision, Blizzard, and King—we assumed discount rates ranging from 8.5% to 11.5% and terminal growth rates of 0.0% to 4.0%, depending on the reporting unit and its specific characteristics and risk profiles. Based on our quantitative evaluation, we determined the estimated fair value of all of the reporting units exceeded their carrying values as of December 31, 2016. For our King reporting unit, which includes $2.7 billion of goodwill, the estimated fair value exceeded the book value by approximately 18%, while the remaining reporting units had excesses of at least 100%. However, changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance, our ability to successfully release new products and maintain our existing franchises, monetization of our user network, and changes in economic conditions, including those which may change our discount rates and are outside of our control, could result in future impairment charges. For example, as of December 31, 2016, a 100 basis point increase in the discount rate for our King reporting unit would reduce the percentage by which the fair value of the reporting unit exceeded its carrying value to 10%.

        We test our acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. At December 31, 2016 and 2015, we concluded that no impairment had occurred and that no impairment was reasonably likely to occur. In determining the fair value of these trade names, we assumed a discount rate of 8.5%, and royalty saving rates of approximately 1.5%-2.0%. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

Share-Based Payments

        We account for share-based payments in accordance with ASC Subtopic 718-10 and ASC Subtopic 505-50. Share-based compensation expense for a given grant is recognized over the requisite service period (that is, the period for which the employee is being compensated) and is based on the value of share-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We generally estimate the value of stock options using a binomial-lattice model. This estimate is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        We generally determine the fair value of restricted stock rights based on the closing market price of the Company's common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period in which the restricted stock rights holder will not participate. Certain restricted stock rights granted to our employees and senior management vest based on the achievement of pre-established performance or market conditions. For performance-based restricted stock rights, each quarter we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock rights over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. For market-based restricted stock rights, we estimate the fair value at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock rights at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock rights at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

        For share-based compensation grants that are liability classified, we update our grant date valuation at each reporting period and recognize a cumulative catch-up adjustment for changes in the value related to the requisite service already rendered.

        For a detailed discussion of the application of these and other accounting policies, see Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

        Below are recently issued accounting pronouncements that were most significant to our accounting policy activities for fiscal 2016. For a detailed discussion of recently issued accounting pronouncements, see Note 22 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently adopted accounting pronouncements

Share-Based Payments

        In March 2016, the FASB issued new guidance to simplify accounting for share-based payments. The new standard, amongst other things:

  •
  requires that all excess tax benefits and tax deficiencies be recorded as an income tax expense or benefit in the consolidated statement of operations and that the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur;

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

        We elected to early adopt this new standard in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016. As part of the adoption, we made certain elections, including the following:

  •
  to apply the presentation requirements for our consolidated statement of cash flows related to excess tax benefits retrospectively to all periods presented; and

  •
  to continue to estimate the number of awards that are expected to vest using an estimated forfeiture rate.

        As a result of the adoption, we recognized excess tax benefits of $81 million as a reduction to income tax expense in our consolidated statement of operations for the year ended December 31, 2016. Further, given our retrospective application of the presentation requirements for our consolidated statement of cash flows related to excess tax benefits, our net cash provided by operating activities and net cash used in financing activities increased by $67 million and $39 million for the years ended December 31, 2015, and December 31, 2014, respectively. The other provisions of the standard did not have a material impact on our consolidated financial statements.

Statement of Cash Flows

        In August 2016, the FASB issued new guidance related to the classification of certain cash items in the statement of cash flows. The new standard requires, among other things, that cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, as opposed to operating activities as is required under existing guidance. We elected to early adopt this standard in the third quarter of 2016 and applied it retrospectively. As a result of the adoption of this standard, our cash flows from financing activities for the year ended December 31, 2016 included the $63 million premium payment from the October 19, 2016 redemption of our Original 2021 Notes. The adoption of this standard did not have a material impact on our consolidated statements of cash flows upon adoption for the years ended December 31, 2015 and 2014.

Recent accounting pronouncements not yet adopted

Revenue recognition

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled to in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method, as well as the impact of this new accounting guidance on our financial statements and related disclosures. As previously disclosed, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have VSOE for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. This potential difference may have a material impact on our consolidated financial statements upon adoption of this new guidance. As accounting implementation guidance and clarifications regarding this matter are still evolving, we continue to evaluate the impact this guidance will have on our consolidated financial statements and related disclosures.

Leases

        In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received and any prepaid lease payments. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our consolidated financial statements.

Statement of Cash Flows—Restricted Cash

        In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted.

        We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the consolidated statements of cash flows for the years ended December 31, 2015 and 2016, as those years include, as an investing activity, the $3.6 billion movement in restricted cash as a result of transferring cash into escrow at December 31, 2015 to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and hence would not be included as an investing activity in the statement of cash flows.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

        We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, net income and cash flows from our international operations. Similarly, our revenues, operating expenses, net income and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We monitor currency volatility throughout the year.

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

        For a detailed discussion of our accounting policies for our foreign currency forward contracts, see Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Currency Forward Contracts Not Designated as Hedges

        At December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

        At December 31, 2015, the gross notional amount of outstanding foreign currency forward contracts not designated as hedges was approximately $489 million. During the year ended December 31, 2015, we reclassified $8 million of unrealized gains out of "Accumulated other comprehensive loss" and into earnings due to dedesignating $250 million notional euro to U.S. dollar cash flow hedges when it was determined the hedged transaction would not occur. As a result of the dedesignation, we entered into offsetting foreign currency forward contracts. The dedesignated and offsetting foreign currency forward contracts remained outstanding as of December 31, 2015. The fair value of these foreign currency forward contracts was $11 million as of December 31, 2015.

        For the years ended December 31, 2016, 2015, and 2014, pre-tax net gains associated with these forward contracts were not material.

Foreign Currency Forward Contracts Designated as Hedges ("Cash Flow Hedges")

        At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains with remaining maturities of 12 months or less. Additionally, at December 31, 2016, we had $7 million of net realized but unrecognized gains recorded within "Accumulated other comprehensive income (loss)" associated with contracts that settled during the year but were deferred and will be amortized into earnings along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next twelve months.

        At December 31, 2015, the gross notional amount of all outstanding Cash Flow Hedges was approximately $381 million. The fair value of these contracts was $4 million of net unrealized losses as of December 31, 2015.

        During the years ended December 31, 2016 and 2015, there was no ineffectiveness relating to our Cash Flow Hedges. During the years ended December 31, 2016 and 2015, the amount of pre-tax net realized gains associated with these contracts that were reclassified out of "Accumulated other comprehensive loss" and into earnings was not material.

        In the absence of hedging activities for the year ended December 31, 2016, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $105 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under our credit agreement. We do not currently use derivative financial instruments to manage interest rate risk. As of December 31, 2016 and 2015, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would have changed interest expense on an annual basis by approximately $27 million and $19 million, respectively. This estimate does not include a change in interest income from our investment portfolio that may result from such a hypothetical interest rate change nor does it include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure. Refer to Note 11 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding terms and interest rates associated with our debt obligations.

        Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2016, our $3.25 billion of cash and cash equivalents was comprised primarily of money market funds.

        The Company has determined that, based on the composition of our investment portfolio as of December 31, 2016, there was no material interest rate risk exposure to the Company's consolidated financial condition, results of operations, or liquidity as of that date.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2016, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2016, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        On February 23, 2016, we completed our acquisition of King. The acquired business constituted approximately 7% of total assets and 23% of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we excluded King from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016.

        The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated by reference to the sections of our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders entitled "Proposal 1—Election of Directors," "Beneficial Ownership Matters—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct," and "Corporate Governance Matters—Board of Directors and Committees—Board Committees" to be filed with the SEC.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders entitled "Executive Compensation" and "Proposal 2—Director Compensation" to be filed with the SEC.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information" and "Beneficial Ownership Matters" to be filed with the SEC.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees" to be filed with the SEC.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders entitled "Audit-Related Matters" to be filed with the SEC.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 78 herein.
2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2016, 2015, and 2014 is filed as part of this report and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

Item 16.    FORM 10-K SUMMARY

        Not applicable.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Activision Blizzard, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017

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

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, President and Chief Executive Officer, and Principal Executive Officer	February 28, 2017
By:	/s/ DENNIS DURKIN (Dennis Durkin)	Chief Financial Officer and Principal Financial Officer	February 28, 2017
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Chief Accounting Officer and Principal Accounting Officer	February 28, 2017
By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 28, 2017

By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Chairman and Director	February 28, 2017
By:	/s/ HENDRIK J. HARTONG III (Hendrik J. Hartong III)	Director	February 28, 2017
By:	/s/ BARRY MEYER (Barry Meyer)	Director	February 28, 2017
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 28, 2017
By:	/s/ PETER NOLAN (Peter Nolan)	Director	February 28, 2017
By:	/s/ CASEY WASSERMAN (Casey Wasserman)	Director	February 28, 2017
By:	/s/ ELAINE P. WYNN (Elaine P. Wynn)	Director	February 28, 2017

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Activision Blizzard, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 22 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes related to share-based payments and the manner in which it classifies certain items in the statement of cash flows in 2016.

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

        As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded King Digital Entertainment ("King") from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded King from our audit of internal control over financial reporting. King is a wholly-owned subsidiary of Activision Blizzard, Inc. whose total assets and total net revenues represent 7% and 23%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2017

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2016	At December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,245	$1,823
Accounts receivable, net of allowances of $261 and $343, at December 31, 2016 and December 31, 2015, respectively	732	679
Inventories, net	49	128
Software development	412	336
Other current assets	392	421

Total current assets	4,830	3,387
Cash in escrow	—	3,561
Software development	54	80
Property and equipment, net	258	189
Deferred income taxes, net	283	275
Other assets	401	177
Intangible assets, net	1,858	482
Goodwill	9,768	7,095

Total assets	$17,452	$15,246

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$222	$284
Deferred revenues	1,628	1,702
Accrued expenses and other liabilities	806	625

Total current liabilities	2,656	2,611
Long-term debt, net	4,887	4,074
Deferred income taxes, net	44	10
Other liabilities	746	483

Total liabilities	8,333	7,178

Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,174,163,069 and 1,163,179,140 shares issued at December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	10,442	10,242
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2016 and December 31, 2015	(5,563)	(5,637)
Retained earnings	4,869	4,096
Accumulated other comprehensive loss	(629)	(633)

Total shareholders' equity	9,119	8,068

Total liabilities and shareholders' equity	$17,452	$15,246

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Net revenues
Product sales	$2,196	$2,447	$2,786
Subscription, licensing, and other revenues	4,412	2,217	1,622

Total net revenues	6,608	4,664	4,408
Costs and expenses
Cost of revenues—product sales:
Product costs	741	872	981
Software royalties, amortization, and intellectual property licenses	331	370	265
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	851	274	250
Software royalties, amortization, and intellectual property licenses	471	69	29
Product development	958	646	571
Sales and marketing	1,210	734	712
General and administrative	634	380	417

Total costs and expenses	5,196	3,345	3,225

Operating income	1,412	1,319	1,183
Interest and other expense (income), net	214	198	202
Loss on extinguishment of debt	92	—	—

Income before income tax expense	1,106	1,121	981
Income tax expense	140	229	146

Net income	$966	$892	$835

Earnings per common share
Basic	$1.30	$1.21	$1.14

Diluted	$1.28	$1.19	$1.13

Weighted-average number of shares outstanding
Basic	740	728	716
Diluted	754	739	726
Dividends per common share	$0.26	$0.23	$0.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$966	$892	$835
Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	(326)	(371)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	33	(4)	—

Total other comprehensive income (loss)	$4	$(330)	$(371)

Comprehensive income	$970	$562	$464

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2016, 2015, and 2014

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	1,132	$—	(429)	$(5,814)	$9,682	$2,686	$68	$6,622
Components of comprehensive income:
Net income	—	—	—	—	—	835	—	835
Other comprehensive income (loss)	—	—	—	—	—	—	(371)	(371)
Issuance of common stock pursuant to employee stock options	14	—	—	—	172	—	—	172
Issuance of common stock pursuant to restricted stock rights	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(2)	—	—	—	(66)	—	—	(66)
Tax benefit associated with employee stock awards	—	—	—	—	30	—	—	30
Share-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	106	—	—	106
Dividends ($0.20 per common share)	—	—	—	—	—	(147)	—	(147)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	52	—	—	—	52

Balance at December 31, 2014	1,151	$—	(429)	$(5,762)	$9,924	$3,374	$(303)	$7,233
Components of comprehensive income:
Net income	—	—	—	—	—	892	—	892
Other comprehensive income (loss)	—	—	—	—	—	—	(330)	(330)
Issuance of common stock pursuant to employee stock options	8	—	—	—	106	—	—	106
Issuance of common stock pursuant to restricted stock rights	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(3)	—	—	—	(83)	—	—	(83)
Tax benefit associated with employee stock awards	—	—	—	—	65	—	—	65
Share-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	95	—	—	95
Dividends ($0.23 per common share)	—	—	—	—	—	(170)	—	(170)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	58	—	—	—	58
Shareholder settlement in connection with the Purchase Transaction (see Note 19)	—	—	—	67	135	—	—	202

Balance at December 31, 2015	1,163	$—	(429)	$(5,637)	$10,242	$4,096	$(633)	$8,068
Components of comprehensive income:
Net income	—	—	—	—	—	966	—	966
Other comprehensive income (loss)	—	—	—	—	—	—	4	4
Issuance of common stock pursuant to employee stock options	7	—	—	—	105	—	—	105
Issuance of common stock pursuant to restricted stock rights	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(3)	—	—	—	(116)	—	—	(116)
Share-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	135	—	—	135
Share-based compensation assumed in acquisition (see Note 21)	—	—	—	—	76	—	—	76
Dividends ($0.26 per common share)	—	—	—	—	—	(193)	—	(193)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	74	—	—	—	74

Balance at December 31, 2016	1,174	$—	(429)	$(5,563)	$10,442	$4,869	$(629)	$9,119

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$966	$892	$835
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(9)	(27)	(44)
Provision for inventories	42	43	39
Depreciation and amortization	829	95	90
Amortization of capitalized software development costs and intellectual property licenses(1)	321	399	256
Premium payment for early redemption of note (see Note 11)	63	—	—
Amortization of debt discount, financing costs, and non-cash write-off due to extinguishment of debts	50	7	7
Share-based compensation expense(2)	147	92	104
Other	4	—	1
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	84	(40)	(177)
Inventories	32	(54)	(2)
Software development and intellectual property licenses	(362)	(350)	(349)
Other assets	(10)	21	18
Deferred revenues	(35)	(27)	475
Accounts payable	(50)	(25)	(12)
Accrued expenses and other liabilities	83	233	90

Net cash provided by operating activities	2,155	1,259	1,331

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	145	21
Purchases of available-for-sale investments	—	(145)	—
Acquisition of business, net of cash acquired (see Note 21)	(4,588)	(46)	—
Release (deposit) of cash in escrow	3,561	(3,561)	—
Capital expenditures	(136)	(111)	(107)
Other investing activities	(14)	2	2

Net cash used in investing activities	(1,177)	(3,716)	(84)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	106	106	175
Tax payment related to net share settlements on restricted stock rights	(115)	(83)	(66)
Dividends paid	(195)	(170)	(147)
Proceeds from debt issuances, net of discounts	6,878	—	—
Repayment of long-term debt	(6,104)	(250)	(375)
Debt financing costs related to debt issuances	(7)	(7)	—
Premium payment for early redemption of note (see Note 11)	(63)	—	—
Proceeds received from shareholder settlement (see Note 19)	—	202	—

Net cash provided by (used in) financing activities	500	(202)	(413)

Effect of foreign exchange rate changes on cash and cash equivalents	(56)	(366)	(396)

Net increase (decrease) in cash and cash equivalents	1,422	(3,025)	438
Cash and cash equivalents at beginning of period	1,823	4,848	4,410

Cash and cash equivalents at end of period	$3,245	$1,823	$4,848

(1)
Excludes deferral and amortization of share-based compensation expense.

(2)
Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services across all of the major gaming platforms including video game consoles, personal computers ("PC"), and mobile devices. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

        The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. We are the result of the 2008 business combination (the "Business Combination") by and among the Company (then known as Activision, Inc.), Vivendi S.A. ("Vivendi"), and Vivendi Games, Inc. ("Vivendi Games"), an indirect wholly-owned subsidiary of Vivendi. In connection with the consummation of the Business Combination, Activision, Inc., was renamed Activision Blizzard, Inc.

        The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol "ATVI."

The King Acquisition

        On February 23, 2016 (the "King Closing Date"), we acquired King Digital Entertainment, a leading interactive mobile entertainment company ("King"), by purchasing all of its outstanding shares (the "King Acquisition"), as further described in Note 21. Our consolidated financial statements include the operations of King commencing on the King Closing Date.

Our Reportable Segments

        Based on our organizational structure, we conduct our business through three reportable operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail channels or digital downloads, including full-game sales and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets and sells products which are principally based on our internally-developed intellectual properties, as well as some licensed properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.

        Activision's key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a "shared-world shooter") for console platforms; and Skylanders®, a kid's game franchise that brings physical toys to life digitally in the game primarily for console platforms.

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail channels or digital downloads, including subscriptions, full-game sales, and in-game purchases, as well as licenses of software to third-party or related party companies that

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard's games.

        Blizzard's key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for the PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC; and Overwatch®, a team-based first person shooter for the PC and console platforms.

(iii) King Digital Entertainment

        King Digital Entertainment ("King") is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Android and iOS. King also distributes its content and services on online social platforms, such as Facebook and the king.com websites. King's games are free-to-play, however players can acquire in-game virtual items, either with virtual currency the players purchase, or directly using real currency.

        King's key product franchises, all of which are for the PC and mobile platforms, include: Candy Crush™, which features "match three" games; Farm Heroes™, which also features "match three" games; Pet Rescue™, which is a "clicker" game; and Bubble Witch™, which features "bubble shooter" games.

(iv) Other

        We also engage in other businesses that do not represent reportable segments, including:

  •
  The Major League Gaming ("MLG") business (which we formerly referred to as Activision Blizzard Media Networks or Media Networks), which is devoted to esports and builds on our competitive gaming efforts by creating ways to deliver a best-in-class fan experience across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments, and premium content.

  •
  The Activision Blizzard Studios ("Studios") business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and, in October 2016, released the first season of the animated TV series Skylanders™ Academy on Netflix.

  •
  The Activision Blizzard Distribution ("Distribution") business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Cost of revenues presentation

        In periods prior to the second quarter of 2016, we presented cost of revenues in our consolidated statements of operations in four financial statement captions: "Cost of sales—product costs," "Cost of sales—online," "Cost of sales—software royalties and amortization," and "Cost of sales—intellectual property licenses." Since the second quarter of 2016, we have revised the presentation in our consolidated statements of operations to more clearly align our costs of revenues with the associated revenue captions as follows:

        Cost of revenues—product sales:

  (i)
  "Product costs"—includes the manufacturing costs of goods produced and sold. These generally include product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

  (ii)
  "Software royalties, amortization, and intellectual property licenses"—includes the amortization of capitalized software costs and royalties attributable to product sales revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to product sales revenues.

        Cost of revenues—subscription, licensing, and other revenues:

  (i)
  "Game operations and distribution costs"—includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fee, and payment provider fees.

  (ii)
  "Software royalties, amortization, and intellectual property licenses"—includes the amortization of capitalized software costs and royalties attributable to subscription, licensing and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to subscription, licensing and other revenues.

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

        Investments with original maturities greater than 90 days and remaining maturities of less than one year are normally classified within "Other current assets." In addition, investments with maturities beyond one year may be classified within "Other current assets" if they are highly liquid in nature and represent the investment of cash that is available for current operations.

        The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in "Interest and other expense (income), net" in our consolidated statements of operations.

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

Financial Instruments

        The carrying amounts of "Cash and cash equivalents," "Accounts receivable, net of allowances," "Accounts payable," and "Accrued expenses and other liabilities" approximate fair value due to the short-term nature of these accounts. Our investments in the United States of America ("U.S.") treasuries, government agency securities, and corporate bonds, if any, are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

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

        For foreign currency forward contracts that we entered into to hedge forecasted intercompany cash flows that are subject to foreign currency risk and which have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive loss" and subsequently reclassifies the related amount of accumulated other comprehensive loss to earnings within "General and administrative" or "Net revenues" when the hedged item impacts earnings, consistent with the nature and timing of the underlying transactions. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

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

        For the year ended December 31, 2016, we had two customers, Sony Interactive Entertainment Inc. ("Sony"), and Apple, Inc., who each accounted for 13% of net revenues. For the year ended December 31, 2015, we had two customers, Sony and Microsoft Corporation ("Microsoft"), who accounted for 12% and 10%, respectively, of net revenues. We did not have any single customer that accounted for 10% or more of net revenues for the year ended December 31, 2014.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We had three customers—Sony, Microsoft, and Wal-Mart Stores, Inc.—who accounted for 17%, 10%, and 10%, respectively, of consolidated gross receivables at December 31, 2016, and 18%, 13%, and 11%, respectively, of consolidated gross receivables at December 31, 2015.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to hosted service revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of revenues—software royalties, amortization, and intellectual property licenses." Capitalized costs for products that are canceled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development."

        Commencing upon a product's release, capitalized software development costs are amortized to "Cost of revenues—software royalties, amortization, and intellectual property licenses" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months to approximately two years.

        Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products over a number of years, or alternatively, for a single product. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of revenues—software royalties, amortization, and intellectual property licenses." Capitalized intellectual property costs for products that are canceled or are expected to be abandoned are charged to "Product development" in the period of cancellation.

        Commencing upon a product's release, capitalized intellectual property license costs are amortized to "Cost of revenues—software royalties, amortization, and intellectual property licenses" based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years and can be used in multiple products to be released over a period beyond one year, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

        We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

primary evaluation criterion is the actual performance of the title to which the costs relate. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based. Further, as many of our capitalized intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

        Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if matters resolve in a manner that is inconsistent with management's expectations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20. As of December 31, 2016 and 2015, our reporting units are the same as our operating segments. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit. We have determined that no impairment has occurred at December 31, 2016, 2015 and 2014 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

        We test indefinite-lived acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2016, 2015 and 2014 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

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

        We evaluate the recoverability of our identifiable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets to determine whether an impairment exists. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2016, 2015, and 2014.

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

  Revenue Arrangements with Multiple Deliverables

        Certain of our revenue arrangements have multiple deliverables, which we account for in accordance with ASC Topic 605. These revenue arrangements include product sales consisting of both software, service (such as ongoing hosting arrangements), and hardware deliverables (such as peripherals or other ancillary collectors' items sold together with physical "boxed" software).

        When a revenue arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence ("VSOE") if it is available, third-party evidence ("TPE") if VSOE is not available, or best estimated selling price ("BESP") if neither VSOE nor TPE is available. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Further, if the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue.

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that required using BESP for the years ended December 31, 2016, 2015, and 2014. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for deliverables that the Company sells separately (which represents VSOE) and the wholesale prices of the same or similar products for deliverables not sold separately (which represents TPE).

  Product Sales

        Product sales consist of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) title and risk of loss have been transferred to our customers and (2) all performance obligations have been completed. With respect to digital full-game downloads, this is when the product is available for download or is activated for gameplay. Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection. Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the selling price of our products and are reflected as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for assets or services received, such as the appearance of our products in a customer's national circular ad, are reflected as sales and marketing expenses when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the benefit.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Products with Online Functionality or Hosted Service Arrangements

        For our software products with online functionality or that are part of a hosted service agreement, we evaluate whether that online functionality constitutes a more-than-inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including downloadable content), when it is released. Determining whether the online functionality for a particular product constitutes a more-than-inconsequential deliverable is subjective and requires management's judgment. When we determine that the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. In addition, VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component. As a result, we initially defer all of the software-related revenues from the sale of any such title (including downloadable content) and recognize the revenues ratably over the estimated service period of the title. In addition, we initially defer the cost of revenues for the title and recognize the costs of sales as the related revenues are recognized. The cost of revenues that are initially deferred include manufacturing costs, software royalties and amortization, and intellectual property licenses and exclude intangible asset amortization.

        For our software products with online functionality that we consider to be incidental to the overall product offering and are inconsequential deliverables, we recognize the related revenues when the revenue recognition criteria described above have been met.

        For our World of Warcraft boxed products, expansion packs and value-added services, we recognize revenues in each case with the related subscription service revenues ratably over the estimated service period, beginning upon the activation of the software and delivery of the related services. Revenues attributed to the sale of World of Warcraft boxed software and related expansion packs are classified as "Product sales," whereas revenues attributable to subscriptions and other value-added services are classified as "Subscription, licensing, and other revenues."

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

  Licensing Revenues

        In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees pay the Company a royalty. We recognize these royalties as revenues based on usage by the end user and over the estimated service period when we

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

have continuing service obligations. We recognize any upfront licensing fees received over the term of the agreements.

        With respect to license agreements that provide customers the right to make multiple copies in exchange for guaranteed amounts, revenues are generally recognized upon delivery of a master copy if all other performance obligations have been completed or over the estimated service period when we have continuing service obligations. Per copy royalties on sales that exceed the guarantee are recognized as earned. In addition, persuasive evidence of an arrangement must exist and collection of the related receivable must be probable.

  Other Revenues

        Other revenues primarily include revenues from digital downloadable content (e.g., multi-player content packs), microtransactions and the licensing of intellectual property other than software to third-parties.

        Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with the virtual currency. Proceeds from the sales of virtual goods directly are also recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, which is generally the estimated service period of the game.

        Revenues from the licensing of intellectual property other than software to third-parties are recorded upon the receipt of licensee statements, or upon the receipt of cash, provided the license period has begun and all performance obligations have been completed.

  Estimated Service Period

        We determine the estimated service period for players of our games with consideration of various data points, including the weighted average number of days between players' first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends, the service periods of our previously released games, and the service periods of our competitors' games that are similar in nature to ours, to the extent they are publicly available. Determining the estimated service period is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns and therefore the estimated service period may change in the future. The estimated service periods for players of our current games are generally less than 12 months.

Allowances for Returns, Price Protection, and Doubtful Accounts

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or receive price protection credits include, among other things, compliance with applicable trading and payment terms and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including achievement of sell-through performance targets in certain instances, the facilitation of slow-moving inventory, and other market factors.

        Significant management judgments and estimates with respect to potential future product returns and price protection related to current period product revenues must be made and used when establishing the allowance for returns and price protection in any accounting period. We estimate the amount of future returns and price protection for current period product revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and the performance of competing titles. The relative importance of these factors varies among titles depending upon, among other things, genre, platform, seasonality, and sales strategy.

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. There may be material differences in the amount and timing of our revenues for any period if factors or market conditions change or if matters resolve in a manner that is inconsistent with management's assumptions utilized in determining the allowances for returns and price protection.

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

Allowance for Inventory Obsolescence

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

Shipping and Handling

        Shipping and handling costs, which consist primarily of packaging and transportation charges incurred to move finished goods to customers, are included in "Cost of revenues—product costs."

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2016, 2015, and 2014 were $641 million, $523 million, and $495 million, respectively, and are included in "Sales and marketing" in the consolidated statements of operations.

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

Foreign Currency Translation

        All assets and liabilities of our foreign subsidiaries who have a functional currency other than U.S. dollars are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates during the period. The resulting translation adjustments are reflected as a component of "Accumulated other comprehensive loss" in shareholders' equity.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Earnings Per Common Share

        "Basic earnings per common share" is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. "Diluted earnings per share" is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding, increased by the weighted-average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings (loss) per share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

        When we determine whether instruments granted in share-based payment transactions are participating securities, unvested share-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. With participating securities, we are required to calculate basic and diluted earnings per common share amounts under the two-class method. The two-class method excludes from the earnings per common share calculation any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities.

Share-Based Payments

        We account for share-based payments in accordance with ASC Subtopic 718-10 and ASC Subtopic 505-50. Share-based compensation expense for a given grant is recognized over the requisite service period (that is, the period for which the employee is being compensated) and is based on the value of share-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        We generally estimate the value of stock options using a binomial-lattice model. This estimate is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

        We generally determine the fair value of restricted stock rights based on the closing market price of the Company's common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period in which the restricted stock rights holder will not participate. Certain restricted stock rights granted to our employees and senior management vest based on the achievement of pre-established performance or market conditions. For performance-based restricted stock rights, each quarter we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock rights over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. For market-based restricted stock rights, we estimate the fair value at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock rights at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

based restricted stock rights at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

        For share-based compensation grants that are liability classified, we update our grant date valuation at each reporting period and recognize a cumulative catch-up adjustment for changes in the value related to the requisite service already rendered.

Loss Contingencies

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

3. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2016	2015
Cash	$286	$176
Foreign government treasury bills	38	34
Money market funds	2,921	1,613

Cash and cash equivalents	$3,245	$1,823

4. Inventories, Net

        Our inventories, net consist of the following (amounts in millions):

	At December 31,
	2016	2015
Finished goods	$40	$101
Purchased parts and components	9	27

Inventories, net	$49	$128

        At December 31, 2016 and 2015, inventory reserves were $45 million and $54 million, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

5. Software Development and Intellectual Property Licenses

        The following table summarizes the components of our capitalized software development costs and intellectual property licenses (amounts in millions):

	At December 31,
	2016	2015
Internally-developed software costs	$277	$266
Payments made to third-party software developers	189	150

Total software development costs	$466	$416

Intellectual property licenses	$2	$30

        Intellectual property licenses are classified within "Other current assets" and "Other assets" in our consolidated balance sheets.

        Amortization of capitalized software development costs and intellectual property was the following (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Amortization of capitalized software development costs and intellectual property licenses	$335	$410	$272

        Write-offs and impairments of capitalized software development costs and intellectual property licenses were not material for the years ended December 31, 2016, 2015, and 2014.

6. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2016	2015
Land	$1	$1
Buildings	4	4
Leasehold improvements	162	109
Computer equipment	560	431
Office furniture and other equipment	78	52

Total cost of property and equipment	805	597
Less accumulated depreciation	(547)	(408)

Property and equipment, net	$258	$189

        Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $121 million, $82 million, and $76 million, respectively.

        Rental expense was $65 million, $39 million and $38 million for the years ended December 31, 2016, 2015, and 2014, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(583)	$571
Developed software	3 - 5 years	595	(145)	450
Customer base	2 years	617	(266)	351
Trade names	7 - 10 years	54	(8)	46
Other	1 - 8 years	18	(11)	7

Total definite-lived intangible assets		$2,438	$(1,013)	$1,425

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

Total intangible assets, net				$1,858

	At December 31, 2015
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
License agreements and other	1 - 10 years	$116	$(93)	$23
Internally-developed franchises	11 years	309	(298)	11
Developed software	5 years	15	—	15

Total definite-lived intangible assets		$440	$(391)	$49

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

Total intangible assets, net				$482

        The balances of intangible assets presented in the table above at December 31, 2016, does not include license agreement intangible assets that were fully amortized at December 31, 2015, and hence have been removed from the December 31, 2016 balances, as presented. Amortization expense of intangible assets was $708 million, $13 million, and $13 million for the years ended December 31, 2016, 2015, and 2014, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets, Net (Continued)

        At December 31, 2016, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2017	$756
2018	361
2019	216
2020	72
2021	11
Thereafter	9

Total	$1,425

        We did not record any impairment charges against our intangible assets for the years ended December 31, 2016, 2015, and 2014.

8. Goodwill

        The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2016 and 2015, are as follows (amounts in millions):

	Activision	Blizzard	King	Other	Total
Balance at December 31, 2014	$6,908	$178	$—	$—	$7,086
Additions through acquisition	—	—	—	12	12
Other	(3)	—	—	—	(3)

Balance at December 31, 2015	$6,905	$178	$—	$12	$7,095

Additions through acquisition	—	—	2,675	—	2,675
Other	(2)	—	—	—	(2)

Balance at December 31, 2016	$6,903	$178	$2,675	$12	$9,768

        For 2015, the addition to goodwill through acquisition is attributed to the acquisition of the business of MLG. For 2016, the addition to goodwill through acquisition is attributed to the King Acquisition (see Note 21). At December 31, 2016 and 2015, there were no accumulated impairment losses.

9. Other Current Assets and Current Accrued Expenses and Other Liabilities

        Included in "Other current assets" of our consolidated balance sheets are deferred cost of revenues of $186 million and $216 million at December 31, 2016 and 2015, respectively.

        Included in "Accrued expenses and other liabilities" of our consolidated balance sheets are accrued payroll-related costs of $393 million and $246 million at December 31, 2016 and 2015, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements

        FASB literature regarding fair value measurements for certain assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

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

Fair Value Measurements on a Recurring Basis

        The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date, generally including money market funds, treasury bills, available-for-sale and derivative financial instruments, and other investments (amounts in millions):

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2016				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,921	$2,921	$—	$—	Cash and cash equivalents
Foreign government treasury bills	38	38	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	22	—	22	—	Other current assets
Auction rate securities ("ARS")	9	—	—	9	Other assets

Total recurring fair value measurements	$2,990	$2,959	$22	$9

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

        ARS represented the only level 3 investment held by the Company. The fair value of these investments has been unchanged for the years ended December 31, 2016, 2015, and 2014.

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Not Designated as Hedges

        At December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

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

        For the years ended December 31, 2016, 2015, and 2014, pre-tax net gains associated with these forward contracts were recorded in "General and administrative expenses" and were not material.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

Foreign Currency Forward Contracts Designated as Hedges ("Cash Flow Hedges")

        At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains with remaining maturities of 12 months or less. Additionally, at December 31, 2016, we had $7 million of net realized but unrecognized gains recorded within "Accumulated other comprehensive income (loss)" associated with contracts that settled during the year but were deferred and will be amortized into earnings along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next twelve months.

        At December 31, 2015, the gross notional amount of all outstanding Cash Flow Hedges was approximately $381 million. The fair value of these contracts was $4 million of net unrealized losses as of December 31, 2015.

        During the years ended December 31, 2016 and 2015, there was no ineffectiveness relating to our Cash Flow Hedges. During the years ended December 31, 2016 and 2015, the amount of pre-tax net realized gains associated with these contracts that were reclassified out of "Accumulated other comprehensive income (loss)" and into earnings was not material.

Fair Value Measurements on a Non-Recurring Basis

        We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        For the years ended December 31, 2016, 2015, and 2014, there were no impairment charges related to assets that are measured on a non-recurring basis.

11. Debt

Credit Facilities

        On October 11, 2013, we entered into a credit agreement (the "Credit Agreement") for a $2.5 billion secured term loan facility maturing in October 2020 (the "Original Term Loan"), and a $250 million secured revolving credit facility (the "Original Revolver"). As of December 31, 2015, as a result of repayments and prepayments during the prior periods, we had $1.9 billion outstanding under the Original Term Loan.

        In conjunction with the King Acquisition, we entered into three amendments to the Credit Agreement (the "Amendments"). The Amendments, among other things, provided for an incremental tranche of term loans "A" in an aggregate principal amount of approximately $2.3 billion. The proceeds were provided on February 23, 2016 and were used to fund the King Acquisition. On March 31, 2016, we entered into a fourth amendment to the Credit Agreement which provided for an incremental tranche of term loans "A" in the aggregate principal amount of $250 million (together with the $2.3 billion tranche of term loans "A", the "Original TLA"); the proceeds from the incremental borrowing were used to make a voluntary prepayment on our Original Term Loan on March 31, 2016. In addition to this prepayment, we made voluntary prepayments on our Original Term Loan of $500 million and $800 million on February 25 and May 26, 2016, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

        On August 23, 2016 we entered into a fifth amendment to the Credit Agreement (the "Fifth Amendment") that provided for a new tranche of term loans "A" of approximately $2.9 billion (the "2016 TLA") and an amended revolving credit facility of $250 million (the "Revolver" and together with the 2016 TLA, the "Credit Facilities"). The proceeds from the 2016 TLA were primarily used to pay off the remaining outstanding principal balance on the Original Term Loan of $319 million and the Original TLA of $2.5 billion. As a result of the payments to extinguish the Original Term Loan and Original TLA, we wrote-off unamortized discount and deferred financing costs of $10 million, which is included in "Loss on extinguishment of debt" in the consolidated statements of operations. The remaining unamortized discount and deferred financing costs were deferred, along with new fees paid to the 2016 TLA lenders, and will continue to be amortized over the maturity of the 2016 TLA. As a result of the Fifth Amendment, both the 2016 TLA and the Revolver became unsecured loans. As described below, the 2016 TLA was fully prepaid in February 2017. The Revolver is scheduled to nature on August 23, 2021. Debt discounts and deferred financing costs incurred in relation to the Fifth Amendment were not material.

        Borrowings under the Revolver may be borrowed, repaid, and re-borrowed by the Company, and are available for working capital and other general corporate purposes. Up to $50 million of the Revolver may be used for letters of credit. To date, we have not drawn on the Revolver. Borrowings under the 2016 TLA and the Revolver will bear interest, at the Company's option, at either (a) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the London Interbank Offered Rate ("LIBOR") for an interest period of one month beginning on such day plus 1.00%, or (b) LIBOR, in each case, plus an applicable interest margin. LIBOR will be subject to a floor of 0% and the base rate will be subject to an effective floor of 1.00%. The applicable interest margin for borrowings under the 2016 TLA and Revolver will range from 1.125% to 2.00% for LIBOR borrowings and from 0.125% to 1.00% for base rate borrowings and will be determined by reference to a pricing grid based on the Company's credit ratings. At December 31, 2016, the 2016 TLA bore interest at 2.02%.

        The Credit Agreement requires quarterly principal payments of 0.625% of the stated principal amount of the 2016 TLA commencing on September 30, 2016, with increases to 1.250% starting on September 30, 2019 and 3.125% starting on September 30, 2020, with the remaining balance payable on the 2016 TLA's scheduled maturity date of August 23, 2021. On September 30, 2016, in addition to the required quarterly repayment of $18 million, we made a voluntary prepayment on our 2016 TLA of $167 million. These payments satisfied the required quarterly principal repayments through December 31, 2018.

        The Company is subject to a financial covenant requiring the Company's Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) not to exceed (i) 4.00:1.00 on or prior to March 31, 2017, and (ii) thereafter, 3.50:1.00. The Fifth Amendment contains other covenants that are customary for issuers with similar credit ratings. A violation of any of these covenants could result in an event of default under the Credit Agreement. Upon the occurrence of an event of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders' commitments to extend credit under the Credit Agreement may be terminated. In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of December 31, 2016.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

        As of December 31, 2016, the Credit Facilities were guaranteed by certain of our U.S. subsidiaries, whose assets represented approximately 67% of our consolidated assets.

        On February 3, 2017, we entered into a sixth amendment to our Credit Agreement. The amendment (i) provided for a new tranche of term loans "A" in an aggregate principal amount of $2.55 billion (the "2017 TLA") and (ii) released each of our subsidiary guarantors from their respective guarantee provided under the Credit Agreement. All proceeds of the 2017 TLA, together with additional cash funds on hand, were used to fully prepay the 2016 TLA outstanding under the Credit Agreement immediately prior to the effectiveness of the sixth amendment, together with all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of guarantees, are generally the same as the terms of the 2016 TLA.

        On February 2, 2017, our Board of Directors authorized repayments of up to $500 million of the company's outstanding debt during 2017. During February 2017, we made voluntary prepayments on our term loans of $500 million, inclusive of $139 million used to fully prepay the 2016 TLA as discussed above. The voluntary prepayment satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

Unsecured Senior Notes

        On September 19, 2013, we issued, at par, $1.5 billion of 5.625% unsecured senior notes due September 2021 (the "Original 2021 Notes") and $750 million of 6.125% unsecured senior notes due September 2023 (the "2023 Notes" and, together with the Original 2021 Notes, the "Notes") in a private offering to qualified institutional buyers made in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

        The Original 2021 Notes became eligible for redemption on September 15, 2016 (and, as described below, were redeemed on October 19, 2016). We may redeem the 2023 Notes on or after September 15, 2018, in whole or in part on any one or more occasions, at specified redemption prices, plus accrued and unpaid interest. In addition, we may redeem some or all of the 2023 Notes prior to September 15, 2018, at a price equal to 100% of the aggregate principal amount thereof plus a "make-whole premium" and accrued and unpaid interest. Further, upon the occurrence of one or more qualified equity offerings, we may also redeem up to 35% of the aggregate principal amount of the 2023 Notes outstanding with the net cash proceeds from such offerings.

        On September 19, 2016, we issued $650 million of 2.3% unsecured senior notes due September 2021 (the "New 2021 Notes") and $850 million of 3.4% unsecured senior notes due September 2026 (the "2026 Notes" and, together with the New 2021 Notes, the "New Notes") in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act.

        In connection with the issuance of the New Notes, we entered into a registration rights agreement (the "Registration Rights Agreement"), among the Company, the subsidiary guarantors, and the representatives of the initial purchasers of the New Notes. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to within one year of the issue date of the New Notes, among other things, (1) file a registration statement with respect to an offer to exchange each series of the New Notes for new notes that are substantially identical in all material respects, (except for the provisions relating to the transfer restrictions and payment of additional interest) and (2) cause the registration statement to be declared effective by the SEC under the Securities Act.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

        We may redeem some or all of the New 2021 Notes prior to August 15, 2021 and some or all of the 2026 Notes prior to June 15, 2026, in each case at a price equal to 100% of the aggregate principal amount thereof plus a "make-whole" premium and accrued and unpaid interest. In addition, we may redeem the New 2021 Notes on or after August 15, 2021, and the 2026 Notes on or after June 15, 2026, in each case in whole or in part on any one or more occasions and at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

        Upon the occurrence of certain change of control events, we will be required to offer to repurchase the 2023 Notes and New Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. These repurchase requirements are considered clearly and closely related to the 2023 Notes and New Notes and are not accounted for separately upon issuance.

        The 2023 Notes and New Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the Credit Facilities described above. As of December 31, 2016, the 2023 Notes and New Notes were guaranteed on a senior basis by certain of our U.S. subsidiaries. Pursuant to the terms of the indentures underlying the 2023 Notes and New Notes, the guarantees by certain subsidiaries were automatically released when the 2017 TLA guarantees were removed in connection with the sixth amendment to the Credit Agreement. The 2023 Notes and New Notes are not secured and are effectively subordinated to any of the Company's existing and future indebtedness that is secured.

        On October 19, 2016, we redeemed the Original 2021 Notes in full for $1.6 billion, which resulted in a loss on extinguishment of approximately $82 million, comprised of a premium payment of $63 million and write off of unamortized discount and financing costs of $19 million. This loss is included in "Loss on extinguishment of debt" in the consolidated statements of operations.

        The 2023 Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and certain merger and consolidation transactions. The New Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. The Company was in compliance with the terms of the 2023 Notes and the New Notes as of December 31, 2016.

        Interest on the 2023 Notes and New Notes is payable semi-annually in arrears on March 15 and September 15 of each year, and is recorded within "Accrued expenses and other liabilities" in our consolidated balance sheets. As of December 31, 2016, we had interest payable of $13 million and $12 million, related to the 2023 Notes and New Notes, respectively. As of December 31, 2015, we had interest payable of $38 million related to the Notes.

Interest expense and financing costs

        Fees and discounts associated with the closing of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and is amortized over their respective terms. Amortization expense is recorded within "Interest and other expense (income), net" in our consolidated statements of operations.

        In connection with the debt financing for the Original TLA and New Notes offering, we incurred $38 million and $17 million of discounts and financing costs, respectively, that were capitalized and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

recorded within "Long-term debt, net" in our consolidated balance sheet. New lender fees and deferred financing costs related to the 2016 TLA were not material.

        For the years ended December 31, 2016, 2015, and 2014: interest expense was $197 million, $193 million, and $201 million, respectively; amortization of the debt discount and deferred financing costs was $20 million, $7 million, and $7 million, respectively; and commitment fees for the Revolver were not material.

        A summary of our debt is as follows (amounts in millions):

	December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
New 2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840

Total long-term debt	$4,940	$(53)	$4,887

	December 31, 2015
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
Original Term Loan	$1,869	$(11)	$1,858
Original 2021 Notes	1,500	(22)	1,478
2023 Notes	750	(12)	738

Total long-term debt	$4,119	$(45)	$4,074

        As of December 31, 2016, without consideration to the voluntary prepayments made in February 2017, as discussed above, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2017	$—
2018	—
2019	103
2020	252
2021	2,985
Thereafter	1,600

Total	$4,940

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

        As of December 31, 2016 and 2015, the carrying values of the 2016 TLA and the Original Term Loan approximate their fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. Based on Level 2 inputs, the fair values of the 2023 Notes, New 2021 Notes, and 2026 Notes were $818 million, $635 million, and $808 million, respectively, as of December 31, 2016. Based on Level 2 inputs, the fair values of the Original 2021 Notes and 2023 Notes were $1,571 million and $795 million, respectively, as of December 31, 2015.

12. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) at December 31, 2016 and 2015, were as follows (amounts in millions):

	For the Year Ended December 31, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2015	$(630)	$1	$(4)	$(633)
Other comprehensive income (loss) before reclassifications	(29)	—	37	8
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	—	(4)	(4)

Balance at December 31, 2016	$(659)	$1	$29	$(629)

	For the Year Ended December 31, 2015
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2014	$(304)	$1	$—	$(303)
Other comprehensive income (loss) before reclassifications	(326)	1	10	(315)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(1)	(14)	(15)

Balance at December 31, 2015	$(630)	$1	$(4)	$(633)

        Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

13. Operating Segments and Geographic Region

        Currently, we have three reportable operating segments. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

assets as a result of purchase price accounting; and fees and other expenses (including legal fees, expenses and accruals) related to acquisitions, associated integration activities, and financings. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

        Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

        Information on the operating segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the years ended December 31, 2016, 2015 and 2014 are presented below (amounts in millions):

	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	Net revenues			Operating income and income before income tax expense
Activision	$2,220	$2,700	$2,686	$788	$868	$762
Blizzard	2,428	1,565	1,720	1,013	561	756
King	1,586	—	—	537	—	—

Reportable segments total	6,234	4,265	4,406	2,338	1,429	1,518
Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments(1)	365	356	407	(4)	37	9
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	9	43	(405)	(10)	(39)	(215)
Share-based compensation expense	—	—	—	(159)	(92)	(104)
Amortization of intangible assets	—	—	—	(706)	(11)	(12)
Fees and other expenses related to acquisitions and the Purchase Transaction(2)	—	—	—	(47)	(5)	(13)

Consolidated net revenues / operating income	$6,608	$4,664	$4,408	$1,412	$1,319	$1,183

Interest and other expense (income), net				214	198	202
Loss on extinguishment of debt				92	—	—

Consolidated income before income tax expense				$1,106	$1,121	$981

(1)
Other segments include other income and expenses from operating segments managed outside the reportable segments, including our MLG, Studios, and Distribution businesses. Other segments also include unallocated corporate income and expenses.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

(2)
Reflects the fees and other expenses, such as legal, banking, and professional service fees, related to (a) the October 11, 2013 repurchase of approximately 429 million shares of our common stock (the "Purchase Transaction", pursuant to a stock purchase agreement among us with Vivendi and ASAC II LP ("ASAC LP"), an exempted limited partnership established under the laws of the Cayman Islands, acting by its general partner, ASAC II LLC ("ASAC GP"), (b) the King Acquisition, and (c) other business acquisitions and associated integration activities, in each case, inclusive of any related debt financings.

        Geographic information presented below for the years ended December 31, 2016, 2015, and 2014 is based on the location of the selling entity. Net revenues from external customers by geographic region were as follows (amounts in millions):

	Years ended December 31,
	2016	2015	2014
Net revenues by geographic region:
Americas	$3,423	$2,409	$2,190
EMEA(1)	2,221	1,741	1,824
Asia Pacific	964	514	394

Total consolidated net revenues	$6,608	$4,664	$4,408

(1)
EMEA consists of the Europe, Middle East, and Africa geographic regions.

        The Company's net revenues in the U.S. were 45%, 48%, and 48% of consolidated net revenues for the years ended December 31, 2016, 2015, and 2014, respectively. The Company's net revenues in the United Kingdom ("U.K.") were 11%, 14%, and 16% of consolidated net revenues for the years ended December 31, 2016, 2015, and 2014, respectively. The Company's net revenues in France was 14% of consolidated net revenues for the year ended December 31, 2014. No other country's net revenues exceeded 10% of consolidated net revenues for the years ended December 31, 2016, 2015, or 2014.

        Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2016	2015	2014
Net revenues by platform:
Console	$2,453	$2,391	$2,150
PC(1)	2,124	1,499	1,418
Mobile and ancillary(2)	1,674	418	433
Other(3)	357	356	407

Total consolidated net revenues	$6,608	$4,664	$4,408

(1)
Net revenues from PC includes revenues that were historically shown as Online.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

(2)
Net revenues from mobile and ancillary includes revenues from handheld, mobile and tablet devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise, and other physical merchandise and accessories.

(3)
Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

        Long-lived assets by geographic region at December 31, 2016, 2015, and 2014 were as follows (amounts in millions):

	Years Ended December 31,
	2016	2015	2014
Long-lived assets* by geographic region:
Americas	$154	$138	$122
EMEA	87	42	29
Asia Pacific	17	9	6

Total long-lived assets by geographic region	$258	$189	$157

*
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant and equipment assets; all other long-term assets are not allocated by location.

        For information regarding significant customers, see "Concentration of Credit Risk" in Note 2.

14. Share-Based Payments

Activision Blizzard Equity Incentive Plans

        On June 5, 2014, our shareholders approved the Activision Blizzard, Inc. 2014 Incentive Plan (the "2014 Plan") and the 2014 Plan became effective. The 2014 Plan authorizes the Compensation Committee of our Board of Directors to provide share-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2014 Plan.

        While the Compensation Committee has broad discretion to create equity incentives, our share-based compensation program for the most part currently utilizes a combination of options and restricted stock units. The majority of our options have time-based vesting schedules, generally vesting annually over a period of three to five years, and expire ten years from the grant date. Restricted stock units either have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant, or vest annually over a period of three to five years, or vest only if certain performance measures are met. In addition, under the terms of the 2014 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on NASDAQ.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

        Upon the effective date of the 2014 Plan, we ceased making awards under our prior equity incentive plans (collectively, the "Prior Plans"), although such plans will remain in effect and continue to govern outstanding awards. Additionally, in connection with the King Acquisition, a majority of the outstanding options and awards with respect to King shares that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company's common stock (see Note 21 for further discussion). As part of the conversion, we assumed King's equity incentive plan (the "King Plan") and amended the King Plan to convert it to a plan with respect to shares of the Company's common stock for the King shares assumed. No future shares can be granted from King Plan.

        As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (i) the number of shares relating to awards outstanding under any Prior Plan that: (a) expire, or are forfeited, terminated or canceled, without the issuance of shares; (b) are settled in cash in lieu of shares; or (c) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (ii) if the exercise price of any option outstanding under any Prior Plans is, or the tax withholding requirements with respect to any award outstanding under any Prior Plans are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (iii) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2016, we had approximately 34 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

Fair Value Valuation Assumptions

Valuation of Stock Options

        We use a binomial-lattice model to value our stock options. We estimate expected future changes in model inputs during an option's contractual term. The inputs required by our binomial-lattice model include expected volatility, risk-free interest rate, dividend yield, contractual term, and vesting schedule, as well as measures of employees' cancellations, exercise, and post-vesting termination behavior. Statistical methods were used to estimate employee rank-specific termination rates. These termination rates, in turn, were used to model the number of options that are expected to vest and post-vesting termination behavior. Employee rank-specific estimates of expected time-to-exercise ("ETTE") were used to reflect employee exercise behavior. ETTE was estimated by using statistical procedures to first estimate the probability of exercise occurring during each time period, conditional on the option surviving to that time period, and then using those probabilities to determine the ETTE. The model was calibrated by adjusting parameters controlling exercise and post-vesting termination behavior so that the measures output by the model matched values of these measures that were estimated from historical data.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

        The following tables present the weighted-average assumptions, the weighted-average fair value at grant date using the binomial-lattice model, and the range of expected stock price volatilities:

	Employee and Director Options
	For the Years Ended December 31,
	2016	2015	2014
Expected life (in years)	6.86	6.26	5.97
Risk free interest rate	1.56%	1.90%	1.82%
Volatility	35.31%	36.13%	37.09%
Dividend yield	0.67%	0.72%	0.98%
Weighted-average fair value at grant date	$12.83	$9.87	$5.87
Stock price volatility range:
Low	29.20%	26.96%	29.72%
High	36.00%	37.00%	38.00%

  Expected life

        The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is an output from the binomial-lattice model. The expected life of employee stock options depends on all of the underlying assumptions and calibration of our model. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise multiple, of which the multiple is based on historical employee exercise behaviors.

  Risk-free interest rate

        As is the case for volatility, the risk-free interest rate is assumed to change during the option's contractual term. Consistent with the calculation required by a binomial-lattice model, the risk-free interest rate reflects the expected movement in the interest rate from one time period to the next ("forward rate"), as opposed to the interest rate from the grant date to the given time period ("spot rate").

  Volatility

        To estimate volatility for the binomial-lattice model, we use methods that consider the implied volatility based upon the volatilities for exchange-traded options on our stock to estimate short-term volatility, the historical volatility of our common shares during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition or "mean reversion" from short-term volatility to long-term volatility.

  Dividend yield

        The expected dividend yield assumption for options granted during the year ended December 31, 2016 is based on our historical and expected future amount of dividend payouts.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

        As share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2016, 2015, and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation of Restricted Stock Units ("RSUs")

        The fair value of the Company's RSU awards granted is based upon the closing price of the Company's stock price on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting.

Accuracy of Fair Value Estimates

        We developed the assumptions used in the models above, including model inputs and measures of employees' exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs as long as 10 years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller. Unfortunately, it is difficult to determine if this is the case, as markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock Option Activity

        Stock option activity for the year ended December 31, 2016 is as follows (amounts in millions, except number of shares, which are in thousands, and per share amounts):

	Number of Shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding stock options at December 31, 2015	24,329	$17.90
Granted	5,695	39.41
Assumed in King Acquisition	9,575	32.73
Exercised	(7,131)	14.75
Forfeited	(972)	25.52
Expired	(11)	10.54

Outstanding stock options at December 31, 2016	31,485	$26.79	6.31	$388

Vested and expected to vest at December 31, 2016	27,849	$24.91	6.11	$372
Exercisable at December 31, 2016	12,991	$15.79	3.91	$264

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

        For options assumed in the King Acquisition, 0.7 million of the options are based on performance conditions which do not have an accounting grant date as of December 31, 2016, as there is not a mutual understanding between the Company and the employee of the performance terms.

        The aggregate intrinsic values in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the closing stock price is greater than the exercise price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $161 million, $125 million, and $117 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total grant date fair value of options vested was $40 million, $19 million, and $19 million for the years ended December 31, 2016, 2015, and 2014, respectively.

        At December 31, 2016, $88 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.73 years.

RSU Activity

        We grant RSUs, which represent the right to receive shares of our common stock. Vesting for RSUs is contingent upon the holders' continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). Also, certain of our performance-based RSUs include a range of shares that may be released at vesting which are above or below the targeted number of RSUs based on actual performance relative to the grant date performance measure. If the vesting conditions are not met, unvested RSUs will be forfeited. Upon vesting of the RSUs, we may withhold shares otherwise deliverable to satisfy tax withholding requirements.

        The following table summarizes our RSU activity for the year ended December 31, 2016, with performance-based RSUs presented at the maximum potential shares that could be earned and issued at vesting (amounts in thousands except per share amounts):

	Number of shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2015	11,930	$12.74
Granted	5,320	36.92
Assumed in King Acquisition	3,349	30.18
Vested	(7,109)	18.34
Forfeited	(1,513)	20.84

Unvested RSUs at December 31, 2016	11,977	$17.44

        Certain of our performance-based RSUs did not have an accounting grant date as of December 31, 2016, as there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to revenue and operating income performance for future years where the performance goals have not yet been set. As of December 31, 2016, there were 5.1 million performance-based RSUs outstanding for which the accounting grant date

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

has not been set, of which 3.6 million were 2016 grants. Accordingly, no grant date fair value was established and the weighted average grant date fair value calculated above for 2016 grants excludes these RSUs.

        At December 31, 2016, approximately $89 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.65 years. Of the total unrecognized compensation cost, $56 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.85 years. The total grant date fair value of vested RSUs was $123 million, $93 million and $92 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        The income tax benefit from stock option exercises and RSUs was $134 million, $109 million, and $89 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Share-Based Compensation Expense

        The following table sets forth the total share-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Cost of revenues—product sales: Software royalties, amortization, and intellectual property licenses	$20	$12	$15
Cost of revenues—subscription, licensing, and other revenues: Game Operations and Distribution Costs	2	—	1
Cost of revenues—subscription, licensing, and other revenues: Software royalties, amortization, and intellectual property licenses	2	3	2
Product development	47	25	22
Sales and marketing	15	9	8
General and administrative	73	43	56

Share-based compensation expense before income taxes	159	92	104
Income tax benefit	(42)	(27)	(38)

Total share-based compensation expense, net of income tax benefit	$117	$65	$66

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

        The following table summarizes share-based compensation included in our consolidated balance sheets as a component of "Software development" (amounts in millions):

Software Development
Balance at December 31, 2013	$22
Share-based compensation expense capitalized and deferred during period	27
Amortization of capitalized and deferred share-based compensation expense	(23)

Balance at December 31, 2014	$26
Share-based compensation expense capitalized and deferred during period	36
Amortization of capitalized and deferred share-based compensation expense	(34)

Balance at December 31, 2015	$28
Share-based compensation expense capitalized and deferred during period	25
Amortization of capitalized and deferred share-based compensation expense	(37)

Balance at December 31, 2016	$16

15. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Income before income tax expense:
Domestic	$228	$355	$325
Foreign	878	766	656

	$1,106	$1,121	$981

Income tax expense (benefit):
Current:
Federal	$(15)	$169	$146
State	16	31	12
Foreign	150	40	38

Total current	151	240	196

Deferred:
Federal	40	1	26
State	(13)	(21)	(18)
Foreign	(38)	9	(58)

Total deferred	(11)	(11)	(50)

Income tax expense	$140	$229	$146

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        For the year ended December 31, 2016, 2015, and 2014, income tax benefits attributable to equity-based compensation transactions exceeded the amounts recorded based on grant date fair value. During the third quarter of 2016, we early adopted an accounting standard which simplifies the accounting for share-based payments. The standard, among other things, requires all excess tax benefits and tax deficiencies be recorded as an income tax expense or benefit in the statement of operations (see Note 22). As a result, $81 million was recognized as a reduction to income tax expense in 2016. Conversely, in 2015 and 2014, $65 million and $30 million, respectively, were credited to shareholders' equity.

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2016		2015		2014
Federal income tax provision at statutory rate	$387	35%	$392	35%	$343	35%
State taxes, net of federal benefit	9	1	5	—	5	—
Research and development credits	(36)	(3)	(26)	(2)	(24)	(2)
Foreign rate differential	(239)	(22)	(228)	(20)	(245)	(25)
Change in tax reserves	210	19	136	12	128	13
Net operating loss tax attribute assumed from the Purchase Transaction	(114)	(10)	(63)	(6)	(52)	(5)
Excess tax benefit related to share-based payments	(81)	(7)	—	—	—	—
Other	4	—	13	1	(9)	(1)

Income tax expense	$140	13%	$229	20%	$146	15%

        The Company's tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the jurisdictions with a statutory tax rate less than the U.S. rate of 35%.

        In 2013, in connection with the Purchase Transaction, we assumed certain tax attributes, generally consisting of net operating loss ("NOL") carryforwards of approximately $760 million, which represent a potential tax benefit of approximately $266 million. The utilization of such NOL carryforwards will be subject to certain annual limitations and will begin to expire in 2021. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction. As of December 31, 2016, we had utilized approximately $657 million of the original NOL and had recorded an indemnification asset of $200 million in "Other assets." Correspondingly, the same amount was recorded as a reduction to the consideration paid for the shares repurchased in "Treasury stock." In each of the years ended December 31, 2016 and 2015, we utilized $326 million and $180 million of the NOL and recognized a corresponding reserve of $114 million and $63 million in each of those years ended, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Allowance for sales returns and price protection	$66	$66
Inventory reserve	9	11
Accrued expenses	26	40
Deferred revenue	238	288
Tax credit carryforwards	71	58
Net operating loss carryforwards	10	10
Share-based compensation	63	54
Acquired intangibles	115	—
Other	29	28

Deferred tax assets	627	555
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	627	555

Deferred tax liabilities:
Acquired intangibles	(226)	(166)
Prepaid royalties	(62)	(30)
Capitalized software development expenses	(94)	(81)
State taxes	(1)	(7)
Other	(5)	(6)

Deferred tax liabilities	(388)	(290)

Net deferred tax assets	$239	$265

        As of December 31, 2016, we had gross tax credit carryforwards of $240 million and $137 million for federal and state purposes, respectively, which begin to expire in fiscal 2025. The tax credit carryforwards are presented in "Deferred tax assets" net of unrealized tax benefits that would apply upon the realization of uncertain tax positions. In addition, we had state NOL carryforwards of $9 million which begin to expire in fiscal 2027. Through our foreign operations, we had approximately $6 million in NOL carryforwards at December 31, 2016, attributed mainly to losses in France which can be carried forward indefinitely.

        We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more-likely-than-not" standard. Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes it is more likely than not

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

that the net carrying value of the U.S. deferred tax assets will be realized. At December 31, 2016 and 2015, there are no valuation allowances on deferred tax assets.

        Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $5,127 million at December 31, 2016. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanent in duration. Determination of the unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexity of the hypothetical calculation. In the event of a distribution of these earnings to the U.S. in the form of a dividend, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

        Activision Blizzard's tax years 2009 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2009 through 2011 tax years. During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team. Their review could result in a different allocation of profits and losses under the Company's transfer pricing agreements. Such allocation could have a positive or negative impact on our provision for the period in which such a determination is reached and the relevant periods thereafter. The Company also has several state and non-U.S. audits pending. In addition, as part of purchase price accounting for the King Acquisition, the Company assumed $74 million of uncertain tax positions primarily related to the transfer pricing on King tax years occurring prior to the King Acquisition. The Company is currently in negotiations with the relevant jurisdictions and taxing authorities with respect to King's transfer pricing, which could result in a different allocation of profits and losses between the relevant jurisdictions.

        Vivendi Games' results for the period from January 1, 2008 through July 9, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Vivendi or its affiliates, while Vivendi Games' results for the period from July 10, 2008 through December 31, 2008 are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. IRS Appeals proceedings concerning Vivendi Games' tax return for the 2008 tax year were concluded during July 2016 but that year remains open to examination by other major taxing authorities. The resolution of the 2008 IRS Appeals process did not have a material impact on the Company's consolidated financial statements.

        Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by tax authorities in various jurisdictions, including France. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. Such proceedings may have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the period or periods in which the matters are resolved or in which appropriate tax provisions are taken into account in our financial statements. If we were to receive a materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

        As of December 31, 2016, we had approximately $846 million of gross unrecognized tax benefits, of which $812 million would affect our effective tax rate, if recognized. A reconciliation of total gross

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 is as follows (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Unrecognized tax benefits balance at January 1	$552	$419	$294
Gross increase for tax positions of prior-years	89	8	2
Gross decrease for tax positions of prior-years	(17)	(11)	—
Gross increase for tax positions of current year	240	136	125
Settlement with taxing authorities	(18)	—	(2)
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits balance at December 31	$846	$552	$419

        We recognize interest and penalties related to uncertain tax positions in "Income tax expense". As of December 31, 2016 and 2015, we had approximately $71 million and $41 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the year ended December 31, 2016, 2015, and 2014, we recorded $17 million, $10 million, and $5 million, respectively, of interest expense related to uncertain tax positions.

        The final resolution of the Company's global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company's management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations, except as noted above.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Computation of Basic/Diluted Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Consolidated net income	$966	$892	$835
Less: Distributed earnings to unvested share-based awards that participate in earnings	(2)	(4)	(4)
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	(2)	(7)	(14)

Numerator for basic and diluted earnings per common share—income available to common shareholders	$962	$881	$817
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	740	728	716
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	14	11	10

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	754	739	726

Basic earnings per common share	$1.30	$1.21	$1.14

Diluted earnings per common share	$1.28	$1.19	$1.13

        Certain of our unvested restricted stock rights (including certain restricted stock units and performance shares) met the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents. Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2016, 2015, and 2014, on a weighted-average basis, we had outstanding unvested restricted stock rights with respect to 3 million, 8 million, and 15 million shares of common stock, respectively, that are participating in earnings.

        Certain of our employee-related restricted stock rights and stock options are contingently issuable upon the satisfaction of pre-defined performance measures. These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 8 million, 3 million, and 4 million shares are not included in the computation of diluted earnings per share for the years ended December 31, 2016, 2015, and 2016, respectively, as their respective performance measures have not been met.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded. Therefore, options to acquire 5 million, 1 million, and 2 million shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2016, 2015, and 2014, respectively, as the effect of their inclusion would be anti-dilutive.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Capital Transactions

Repurchase Programs

        On February 2, 2017, our Board of Directors authorized a new stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019.

        On February 3, 2015, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $750 million of our common stock during the two-year period from February 9, 2015 through February 8, 2017. There were no repurchases pursuant to this program.

Dividends

        On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share. Such dividend is payable on May 10, 2017, to shareholders of record at the close of business on March 30, 2017.

        On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share. Such dividend was payable on May 11, 2016, to shareholders of record at the close of business on March 30, 2016. On May 11, 2016, we made an aggregate cash dividend payment of $192 million to such shareholders, and on May 27, 2016, we made related dividend equivalent payments of $3 million to certain holders of restricted stock rights.

        On February 3, 2015, our Board of Directors declared a cash dividend of $0.23 per common share. Such dividend was payable on May 13, 2015, to shareholders of record at the close of business on March 30, 2015. On May 13, 2015, we made an aggregate cash dividend payment of $167 million to such shareholders, and on May 29, 2015, we made related dividend equivalent payments of $3 million to certain holders of restricted stock rights.

        On February 6, 2014, our Board of Directors declared a cash dividend of $0.20 per common share. Such dividend was payable on May 14, 2014, to shareholders of record at the close of business on March 19, 2014. On May 14, 2014, we made an aggregate cash dividend payment of $143 million to such shareholders, and on May 30, 2014, we made related dividend equivalent payments of $4 million to the holders of restricted stock rights.

18. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$121	$20	$34
Cash paid for interest	209	193	201

        For the year ended December 31, 2016, we had non-cash purchase price consideration of $89 million related to vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards in the King Acquisition. Refer to Note 21 for further discussion.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies

Letters of Credit

        As described in Note 11, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2016, we did not have any letters of credit issued or outstanding under the Revolver.

Commitments

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer or intellectual property holder based on sales of the related game. Additionally, in connection with certain intellectual property rights, acquisitions and development agreements, we commit to spend specified amounts for marketing support for the game(s) which is (are) to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2016 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Long-Term Debt Obligations(2)	Total
For the years ending December 31,
2017	$65	$196	$53	$145	$459
2018	59	160	15	145	379
2019	52	1	—	247	300
2020	44	—	—	393	437
2021	32	—	—	3,101	3,133
Thereafter	92	—	—	1,815	1,907

Total	$344	$357	$68	$5,846	$6,615

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of the potential issue resolution of the underlying matters. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the matters for certain jurisdictions are not currently under audit. At December 31, 2016, we had $587 million of net unrecognized tax benefits included in "Other liabilities" in our consolidated balance sheet.

(2)
Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments under the 2016 TLA, 2023 Notes, and the New Notes as of December 31, 2016. There was no outstanding balance under our Revolver as of December 31, 2016. The 2023 Notes and the New Notes are subject to fixed interest rates and we have calculated the interest obligation based on the applicable rates and payment dates. The 2016 TLA bears a variable interest rate and interest is payable on a monthly basis. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2016. Refer to Note 11 for additional information on our debt obligations.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

Legal Proceedings

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

Purchase Transaction Matters

        In prior periods, the Company reported on litigation related to the Purchase Transaction. During the period ended June 30, 2015, the cases were resolved and dismissed with prejudice. As part of the resolution of the claims, we received a settlement payment of $202 million in July 2015 from Vivendi, ASAC LP, and our insurers. We recorded the settlement within "Shareholders' equity" in our consolidated balance sheet as of December 31, 2015.

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

        On May 28, 2014, Vivendi sold 41 million shares, reducing its ownership interest below 10%, and was no longer considered a related party as of December 31, 2015. Subsequent to December 31, 2015, Vivendi sold its remaining shares of our common stock.

Transactions with ASAC's Affiliates

        In connection with the Purchase Transaction, on October 11, 2013, we, ASAC LP and, for the limited purposes set forth therein, Messrs. Kotick and Kelly entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement contains various agreements among the parties regarding voting rights, transfer rights, and a standstill agreement, among other things. In connection with the settlement of the litigation related to the Purchase Transaction, the parties to the Stockholders Agreement amended that agreement on May 28, 2015.

        As of December 31, 2015, ASAC LP, held approximately 172 million shares, or approximately 23% of the outstanding shares of our common stock at that time. Robert A. Kotick, our Chief Executive Officer, and Brian G. Kelly, Chairman of our Board of Directors, are the managers of ASAC II GP. On June 8, 2016, ASAC GP distributed the approximately 141 million shares allocable to the limited partners of ASAC LP to those limited partners. On July 7, 2016, ASAC LP distributed approximately

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Related Party Transactions (Continued)

18 million of its remaining approximately 31 million shares to ASAC GP. On August 15, 2016, ASAC GP sold approximately 4 million shares of our common stock and distributed 14 million shares pro rata to its members, consisting of trusts for the benefit of Messrs. Kotick and Kelly, which shares were ultimately sold on that day for financial and estate-planning purposes. On August 19, 2016, ASAC LP distributed its remaining shares of common stock to ASAC GP, leaving ASAC LP without any shares and ASAC GP with approximately 13 million shares of our common stock, which represented approximately 2% of the outstanding shares of our common stock as of December 31, 2016. On February 10, 2017, ASAC GP distributed its remaining shares. We did not receive any proceeds from any of the distributions or sales of the shares.

21. Acquisitions

King Digital Entertainment

        On February 23, 2016, we completed the King Acquisition, purchasing all of its outstanding shares. As a result, King became a wholly owned subsidiary of Activision Blizzard. King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Android and iOS, and on online and social platforms, such as Facebook and the king.com websites. King's results of operations since the King Closing Date are included in our consolidated financial statements.

        We made this acquisition because we believe that the addition of King's highly-complementary mobile business positions the Company as a global leader in interactive entertainment across console, PC, and mobile platforms, as well as positioning us for future growth.

        The aggregate purchase price of the King Acquisition was approximately $5.8 billion, which was paid on the King Closing Date and funded primarily with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. The total aggregate purchase price for King was comprised of (amounts in millions):

Cash consideration for outstanding King common stock and vested equity options and awards(1)	$5,730
Fair value of King's existing vested and unvested stock options and awards assumed(2)	98

Total purchase price	$5,828

(1)
Represents the cash consideration paid based on $18.00 per share to common stock holders of King and the fair value of King's existing vested options and awards that were cash settled at the King Closing Date for the portion of the fair value related to pre-combination services. No future services are required.

(2)
Represents the fair value of King's existing vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards. The purchase price includes the portion of fair value related to pre-combination services. The fair value of the options and awards assumed was determined using binomial-lattice and Monte Carlo models with the following assumptions: (a) volatility of 36%, (b) time-varying risk-free interest rates based on the U.S. Treasury yield curves, (c) an expected

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Acquisitions (Continued)

  life ranging from approximately 0.1 years to 7.6 years, and (d) an expected dividend yield of 0.9%. See additional discussion under Share-Based Compensation below.

        We identified and recorded assets acquired and liabilities assumed at their estimated fair values at the King Closing Date, and allocated the remaining value of approximately $2.7 billion to goodwill. During the year ended December 31, 2016, we recorded certain immaterial measurement period adjustments to our preliminary purchase price allocation based on additional analysis of facts and circumstances that existed as of the King Closing Date.

        The final purchase price allocation is as follows (in millions):

	February 23, 2016	Estimated useful lives
Tangible assets and liabilities assumed:
Cash and cash equivalents	$1,151
Accounts receivable	162
Other current assets	72
Property and equipment	57	2 - 7 years
Deferred income tax assets, net	27
Other assets	47
Accounts payable	(9)
Accrued expense and other liabilities	(272)
Other liabilities	(110)
Deferred income tax liabilities, net	(52)
Intangible assets
Internally-developed franchises	845	3 - 5 years
Customer base	609	2 years
Developed software	580	3 - 4 years
Trade name	46	7 years
Goodwill	2,675

Total purchase price	$5,828

        During the year ended December 31, 2016, the Company incurred $38 million of expenses related to the King Acquisition, which are included within "General and administrative" in the consolidated statements of operations. In connection with the debt financing that occurred on the King Closing Date, we incurred $38 million of issuance costs that were capitalized and recorded within "Long-term debt, net" on our consolidated balance sheet. The amortization of these capitalized costs was not material to our consolidated statement of operations for the year ended December 31, 2016.

  Share-Based Compensation

        In connection with the King Acquisition, a majority of the outstanding King options and awards that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company's common stock, using an equity award exchange ratio calculated in accordance with the transaction agreement. As a result, replacement equity options and awards of 10 million and 3 million, respectively, were issued. The portion of the fair value related to

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Acquisitions (Continued)

pre-combination services of $76 million was included in the purchase price, while the remaining fair value will be recognized over the remaining service periods. As of December 31, 2016, the future expense for the converted King options and awards was approximately $40 million, which will be recognized over a weighted average service period of approximately 1.6 years.

        The remaining portion of outstanding unvested awards that were assumed were replaced with deferred cash awards. The cash proceeds were placed in an escrow-like account with the cash releases to occur based on the awards' original vesting schedule upon future service being rendered. The cash associated with these awards is recorded in "Other current assets" and "Other assets" in our consolidated balance sheet. The portion of the fair value related to pre-combination services of $22 million was included in the purchase price while the remaining fair value of approximately $9 million will be recognized over the remaining service periods. A portion of the cash proceeds placed in an escrow-like account were released to award holders over the course of 2016, but the amount was not material.

  Identifiable Intangible Assets Acquired and Goodwill

        The fair values of the identifiable intangible assets acquired from King were estimated using an income approach, with the exception of the customer base, which was estimated using a cost approach. The fair value of the intangibles using the income approach was determined with the following key assumptions: (a) a weighted average cost of capital of 13%, (b) long-term revenue decay rates ranging from 0% to 65%, and (c) royalty rates ranging from 0.5% to 8%. The fair value of the intangibles using the cost approach was based on amounts that would be required to replace the asset (i.e., replacement cost).

        The Internally-developed franchises, Customer base, Developed software, and Trade name intangible assets will be amortized to "Cost of revenues—subscription, licensing, and other revenues—software royalties, amortization, and intellectual property licenses," "Sales and marketing," "Cost of revenues—subscription, licensing, and other revenues—software royalties, amortization, and intellectual property licenses," and "General and administrative," respectively. The intangible assets will be amortized over their estimated useful lives in proportion to the economic benefits received.

        The $2.7 billion of goodwill recognized is primarily attributable to the benefits the Company expects to derive from accelerated expansion as an interactive entertainment provider in the mobile sector, future franchises, and technology, as well as the management team's proven ability to create future games and franchises. Approximately $620 million of the goodwill is expected to be deductible for tax purposes in the U.S.

  Contingent Liabilities Assumed

        As a result of the King Acquisition, we assumed contingent liabilities related to contingent consideration associated with King's previous acquisitions of Nonstop Games Oy and Z2Live, Inc. The remaining contingent consideration for Non Stop Games Oy is linked to amounts generated from games launched by Nonstop Games Oy over a specified period. The range of the potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is from $0 to $84 million. The remaining contingent consideration for Z2Live, Inc. is linked to amounts generated from specific games launched by Z2Live, Inc. within a defined period. The potential range of undiscounted future payments that the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Acquisitions (Continued)

Company could be required to make under the contingent consideration arrangement is from $0 to $75 million. The fair value of the contingent consideration arrangement at the King Closing date and as of December 31, 2016, for Nonstop Games Oy and Z2Live, Inc. was immaterial.

  King Net Revenue and Earnings

        The amount of net revenue and earnings attributable to King in the Company's consolidated statement of operations during the year ended December 31, 2016, are included in the table below. The amounts presented represent the net revenues and earnings after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues.

(in millions)	For the Year Ended December 31, 2016
Net revenues	$1,523
Net loss	$(230)

  Pro Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and King, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The unaudited pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit sharing bonus plan established as part of the King Acquisition, and interest expense from the new debt incurred in connection with the King Acquisition, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition-related costs of approximately $74 million incurred for the year ended December 31, 2016. The unaudited pro forma financial information for the year ended December 31, 2015 were adjusted to include these charges.

        The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the King Acquisition, and any borrowings undertaken to finance the King Acquisition, had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	For the Year Ended December 31,
(in millions)	2016	2015
Net revenues	$6,888	$6,677
Net income	$1,005	$639
Basic earnings per common share	$1.35	$0.87
Diluted earnings per common share	$1.32	$0.85

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Recently Issued Accounting Pronouncements

Recently adopted accounting pronouncements

Share-based compensation

        In June 2014, the FASB issued new guidance related to share-based compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. We adopted this new standard as of January 1, 2016, and applied it prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Business Combinations

        In September 2015, the FASB issued new guidance related to business combinations. The new standard requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, on provisional amounts recorded at the acquisition date as a result of the business combination be recognized in the reporting period the adjustment is identified. The standard also

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Recently Issued Accounting Pronouncements (Continued)

requires separate presentation on the face of the income statement, or disclosure in the notes, of the portion of the amount recorded in current period earnings by line item. Prior to the issuance of the standard, such adjustments to provisional amounts were recognized retrospectively. We adopted this new standard as of January 1, 2016, and applied it prospectively. No measurement period adjustments impacting earnings occurred as of and for the year ended December 31, 2016.

Share-Based Payments

        In March 2016, the FASB issued new guidance to simplify accounting for share-based payments. The new standard, amongst other things:

  •
  requires that all excess tax benefits and tax deficiencies be recorded as an income tax expense or benefit in the consolidated statement of operations and that the tax effects of exercised or vested awards be treated as discrete items in the reporting period in which they occur;

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

        We elected to early adopt this new standard in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016. As part of the adoption, we made certain elections, including the following:

  •
  to apply the presentation requirements for our consolidated statement of cash flows related to excess tax benefits retrospectively to all periods presented; and

  •
  to continue to estimate the number of awards that are expected to vest using an estimated forfeiture rate.

        As a result of the adoption, we recognized excess tax benefits of $81 million as a reduction to income tax expense in our consolidated statement of operations for the year ended December 31, 2016. Further, given our retrospective application of the presentation requirements for our consolidated statement of cash flows related to excess tax benefits, our net cash provided by operating activities and net cash used in financing activities increased by $67 million and $39 million for the years ended December 31, 2015, and December 31, 2014, respectively. The other provisions of the standard did not have a material impact on our consolidated financial statements.

Statement of Cash Flows

        In August 2016, the FASB issued new guidance related to the classification of certain cash items in the statement of cash flows. The new standard requires, among other things, that cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities, as opposed to operating activities as is required under existing guidance. We elected to early adopt this standard in the third quarter of 2016 and applied it retrospectively. As a result of the adoption of this standard, our cash flows from financing activities for the year ended December 31, 2016 included the $63 million premium payment from the October 19, 2016 redemption of our Original

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Recently Issued Accounting Pronouncements (Continued)

2021 Notes. The adoption of this standard did not have a material impact on our consolidated statements of cash flows upon adoption for the years ended December 31, 2015 and 2014.

Recent accounting pronouncements not yet adopted

Revenue recognition

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled to in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the adoption method as well as the impact of this new accounting guidance on our financial statements and related disclosures. As previously disclosed, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have VSOE for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. This potential difference may have a material impact on our consolidated financial statements upon adoption of this new guidance. As accounting implementation guidance and clarifications regarding this matter is still evolving, we continue to evaluate the impact this guidance will have on our consolidated financial statements and related disclosures.

Leases

        In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received and any prepaid lease payments. Operating leases will result in straight-line expense, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our consolidated financial statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Recently Issued Accounting Pronouncements (Continued)

Inventory

        In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for fiscal years beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted. The impact this new standard is not expected to have a material impact on our consolidated financial statements.

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

Statement of Cash Flows—Restricted Cash

        In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018 and should be applied retrospectively. Early adoption is permitted.

        We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the consolidated statements of cash flows for the years ended December 31, 2015 and 2016, as those years include, as an investing activity, the $3.6 billion movement in restricted cash as a result of transferring cash into escrow at December 31, 2015 to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and hence would not be included as an investing activity in the statement of cash flows.

Goodwill

        In January 2017, the FASB issued new guidance which eliminates Step 2 from the goodwill impairment test. Instead, if any entity forgoes a Step 0 test, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Recently Issued Accounting Pronouncements (Continued)

determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

23. Quarterly Financial Information (Unaudited)

	For the Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Amounts in millions, except per share data)
Net revenues	$2,014	$1,568	$1,570	$1,455
Cost of revenues	776	529	598	491
Operating income	425	294	232	461
Net income(1)	254	199	151	363
Basic earnings per share(1)	0.34	0.27	0.20	0.49
Diluted earnings per share(1)	0.33	0.26	0.20	0.48

(1)
During the third quarter of 2016, we early adopted an accounting standard which simplifies the accounting for share-based payments. The standard, among other things, requires all excess tax benefits and tax deficiencies to be recorded as an income tax expense or benefit in the consolidated statement of operations (see Note 22). The adoption of the standard impacted our previously reported results for the quarters ended June 30, 2016 and March 31, 2016. As a result of the adoption of this standard, our net income, basic earnings per share, and diluted earnings per share increased by $24 million, $0.03, and $0.03, respectively, for the quarter ended June 30, 2016, and $27 million, $0.04, and $0.03, respectively, for the quarter ended March 31, 2016.

	For the Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Amounts in millions, except per share data)
Net revenues	$1,353	$990	$1,044	$1,278
Cost of revenues	538	337	297	413
Operating income	250	196	332	542
Net income	159	127	212	394
Basic earnings per share	0.22	0.17	0.29	0.54
Diluted earnings per share	0.21	0.17	0.29	0.53

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2016
Allowances for sales returns and price protection and other allowances	$339	$119	$(201)	$257
Allowance for doubtful accounts	4	2	(2)	4
At December 31, 2015
Allowances for sales returns and price protection and other allowances	$379	$114	$(154)	$339
Allowance for doubtful accounts	4	1	(1)	4
At December 31, 2014
Allowances for sales returns and price protection and other allowances	$376	$212	$(209)	$379
Allowance for doubtful accounts	5	2	(3)	4

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

Exhibit Number	Exhibit
2.1	Transaction Agreement, dated November 2, 2015, by and among King Digital Entertainment plc, ABS Partners C.V. and Activision Blizzard, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed November 3, 2015).
2.2	Appendix I to the Rule 2.5 Announcement (Conditions Appendix) (incorporated by reference to Exhibit 2.2 of the Company's Form 8-K, filed November 3, 2015).
3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed June 6, 2014).
3.2	Third Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 2, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed February 8, 2016).
4.1
Indenture, dated as of September 19, 2013, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed September 19, 2013).
4.2
Indenture, dated as of September 19, 2016, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed September 19, 2016).
10.1*	Activision, Inc. 1999 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.2*	Amendment, dated as of September 14, 2006, to the 1999 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed September 20, 2006).
10.3*	Activision, Inc. 2001 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).
10.4*	Amendment, dated as of September 14, 2006, to the 2001 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed September 20, 2006).
10.5*	Activision, Inc. 2002 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2003).
10.6*	Amendment, dated as of September 14, 2006, to the 2002 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K filed September 20, 2006).

Exhibit Number	Exhibit
10.7*	Activision, Inc. 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Form S-8, Registration No. 333-103323 filed February 19, 2003).
10.8*	Amendment, dated as of September 14, 2006, to the 2002 Studio Employee Retention Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Form 8-K filed September 20, 2006).
10.9*	Activision, Inc. Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2005).
10.10*	Amendment, dated as of September 14, 2006, to the 2003 Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 8-K filed September 20, 2006).
10.11*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.12*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 12, 2012).
10.13*	Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 6, 2014).
10.14*	Activision Blizzard, Inc. KDE Equity Incentive Plan, amended as of November 1, 2016.
10.15*
Form of Stock Option Certificate for grants to persons other than non-employee directors pursuant to the Activision, Inc. 1999 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 31, 2005).
10.16*
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

Exhibit Number	Exhibit
10.21*	Form of Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2008).
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
10.27*
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
10.30*
Form of Notice of Restricted Share Unit Award for grants under the Company's 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.31*
Form of Notice of Performance Share Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.32*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit
10.33*	Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.6 of the Company's Form10-Q for the quarter ended March 31, 2013).
10.34*
Form of Notice of Restricted Share Unit Award for grants to affiliated non-employee directors and to unaffiliated directors upon their re-election to the board (other than in connection with 10 years of continuous service) pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.35*
Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.36*
Form of Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.37*
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
10.39*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.40*
Form of Notice of Restricted Share Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.41*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.42*
Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.43*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2014).

Exhibit Number	Exhibit
10.44*	Form of Notice of Stock Option Award for grants to U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016).
10.45*	Form of Notice of Stock Option Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016).
10.46*	Form of Notice of Performance-Vesting Restricted Share Unit Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016).
10.47*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.48*	Activision Blizzard, Inc. Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2015).
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
10.54*	Notice of Restricted Share Unit Award, dated as of February 10, 2014, to Thomas Tippl (incorporated by reference to Exhibit 10.68 of the Company's Form 10-K for the year ended December 31, 2013).
10.55*	Employment Agreement, dated June 30, 2012, between Brian G. Kelly and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2012).
10.56*	Transition Agreement, dated November 22, 2016, between the Company and Brian G. Kelly.
10.57*	Notice of Stock Option Award, dated as of August 6, 2015 to Brian G. Kelly (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2015).
10.58*
Employment Agreement, dated as of December 1, 2007, between Michael Morhaime and Vivendi Games, Inc. (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 30, 2008).

Exhibit Number	Exhibit
10.59*	Assignment and Assumption of Morhaime Employment Agreement, dated as of July 9, 2008, between Vivendi Games. Inc. and the Company (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.60*
Amendment, dated as of December 15, 2008, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended December 31, 2008).
10.61*
Amendment, dated as of March 31, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2009).
10.62*
Amendment, dated as of November 4, 2009, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended December 31, 2009).
10.63*
Amendment, dated as of October 26, 2010, to Employment Agreement between Michael Morhaime and the Company (incorporated by reference to Exhibit 10.86 of the Company's Form 10-K for the year ended December 31, 2010).
10.64*	Notice of Stock Option Award, dated as of November 14 2014, to Michael Morhaime (incorporated by reference to Exhibit 10.66 of the Company's Form 10-K for the year ended December 31, 2014).
10.65*	Notice of Restricted Share Unit Award, dated as of November 14 2014, to Michael Morhaime (incorporated by reference to Exhibit 10.67 of the Company's Form 10-K for the year ended December 31, 2014).
10.66*	Notice of Stock Option Award, dated as of November 13, 2015, to Michael Morhaime (incorporated by reference to Exhibit 10.85 of the Company's Form 10-K for the year ended December 31, 2015).
10.67*	Notice of Restricted Share Unit Award, dated as of November 13, 2015, to Michael Morhaime (incorporated by reference to Exhibit 10.86 of the Company's Form 10-K for the year ended December 31, 2015).
10.68*	Notice of Stock Option Award, dated as of November 7, 2016, to Michael Morhaime.
10.69*	Notice of Restricted Share Unit Award, dated as of November 07, 2016, to Michael Morhaime.
10.70*
Employment Agreement, dated as of July 6, 2010, between Eric Hirshberg and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2011).
10.71*
Amendment, dated as of October 15, 2015, to Employment Agreement between Eric Hirshberg and Activision Publishing, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2016).
10.72*
Notice of Assignment of Hirshberg Employment Agreement to Activision Blizzard, Inc. dated December 22, 2011 (incorporated by reference to Exhibit 10.97 of the Company's Form 10-K for the year ended December 31, 2011).
10.73*	Notice of Stock Option Award, dated as of November 13, 2015, to Eric Hirshberg (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2016).

Exhibit Number	Exhibit
10.74*	Employment Agreement, dated February 29, 2012, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.75*	Notice of Stock Option Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.76*	Notice of Restricted Share Unit Award, dated as of March 6, 2012, to Dennis Durkin (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.77*	Employment Agreement, dated November 22, 2016, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 25, 2016).
10.78*	Notice of Performance Share Unit Award, dated November 22, 2016, to Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 25, 2016).
10.79
Tax Sharing Agreement, dated as of July 9, 2008, among the Company, Vivendi Holding I Corp., Vivendi Games, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed July 15, 2008).
10.80
ASAC Stockholders Agreement, dated as of October 11, 2013, among the Company, ASAC and, for the limited purposes set forth in the ASAC Stockholders Agreement, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed October 18, 2013).
10.81
Amendment, dated May 28, 2015, to the ASAC Stockholders Agreement among the Company, ASAC and, for the limited purposes set forth therein, Mr. Kotick and Mr. Kelly (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed June 2, 2015).
10.82
Credit Agreement, dated as of October 11, 2013, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, a group of lenders, Bank of America, N.A., as administrative agent and collateral agent for the lenders, J.P. Morgan Securities LLC, as syndication agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs & Co., HSBC Securities (USA) Inc., Mistubishi UFJ Securities (USA), Inc., Mizuho Securities USA Inc., RBC Capital Markets, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed October 18, 2013).
10.83
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
10.84
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

Exhibit Number	Exhibit
10.85	Third Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's form 8-K, filed December 14, 2015).
10.86
Fourth Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed April 1, 2016).
10.87
Fifth Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed August 24, 2016).
10.88
Sixth Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed February 6, 2017).
10.89
Registration Rights Agreement, dated as of September 19, 2016, among Activision Blizzard, Inc., the guarantors named therein and the representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed September 19, 2016).
10.90*	Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of November 22, 2016.
10.91	Stipulation of Compromise and Settlement, dated as of December 19, 2014 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed December 29, 2014).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm for King Digital Entertainment plc.
24.1	Power of Attorney of each Executive Officer and Director signing this report (included in the signature page hereto).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.