Form 10-Q
period 2017-03-31
Activision Blizzard, Inc.
filed 2017-05-04
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding at April 27, 2017 was 753,662,407.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services; (3) statements of future financial or operating performance; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict.

The company cautions that a number of important factors could cause Activision Blizzard, Inc.’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the diversion of management time and attention to issues relating to the operations of our acquired or newly started businesses; sales levels of Activision Blizzard, Inc.’s titles, products, and services; concentration of revenue among a small number of titles; Activision Blizzard, Inc.’s ability to predict consumer preferences, including interest in specific genres and preferences among platforms; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the adoption rate and availability of new hardware (including peripherals) and related software; counterparty risks relating to customers, licensees, licensors, and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain, and develop key personnel and developers that can create high-quality titles, products, and services; risks relating to the expansion into new businesses, including the potential impact on our existing businesses; changing business models within the video game industry, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; the outcome of current or future tax disputes; litigation risks and associated costs; protection of proprietary rights; shifts in consumer spending trends; capital market risks; the impact of applicable regulations; domestic and international economic, financial, and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

The forward-looking statements contained herein are based on information available to the company as of the date of this filing and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners.

Part I.  Financial Information

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31, 2017	At December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,248	$3,245
Accounts receivable, net of allowances of $137 and $261, at March 31, 2017 and December 31, 2016, respectively	344	732
Inventories, net	48	49
Software development	370	412
Other current assets	346	392
Total current assets	4,356	4,830
Software development	74	54
Property and equipment, net	245	258
Deferred income taxes, net	371	283
Other assets	439	401
Intangible assets, net	1,673	1,858
Goodwill	9,763	9,768
Total assets	$16,921	$17,452

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$150	$222
Deferred revenues	1,153	1,628
Accrued expenses and other liabilities	936	806
Total current liabilities	2,239	2,656
Long-term debt, net	4,393	4,887
Deferred income taxes, net	41	44
Other liabilities	812	746
Total liabilities	7,485	8,333
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,182,228,464 and 1,174,163,069 shares issued at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	10,555	10,442
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2017 and December 31, 2016	(5,563)	(5,563)
Retained earnings	5,069	4,869
Accumulated other comprehensive loss	(625)	(629)
Total shareholders’ equity	9,436	9,119
Total liabilities and shareholders’ equity	$16,921	$17,452

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2017	2016

Net revenues
Product sales	$509	$645
Subscription, licensing, and other revenues	1,217	810
Total net revenues	1,726	1,455

Costs and expenses
Cost of revenues—product sales:
Product costs	143	169
Software royalties, amortization, and intellectual property licenses	88	128
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	232	142
Software royalties, amortization, and intellectual property licenses	122	52
Product development	225	175
Sales and marketing	246	168
General and administrative	177	160
Total costs and expenses	1,233	994

Operating income	493	461
Interest and other expense (income), net	40	52
Income before income tax expense	453	409
Income tax expense	27	46
Net income	$426	$363

Earnings per common share
Basic	$0.57	$0.49
Diluted	$0.56	$0.48

Weighted-average number of shares outstanding
Basic	749	735
Diluted	761	749

Dividends per common share	$0.30	$0.26

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2017	2016
Net income	$426	$363

Other comprehensive income (loss):
Foreign currency translation adjustment	19	(5)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(15)	(5)
Total other comprehensive income (loss)	$4	$(10)
Comprehensive income	$430	$353

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$426	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(80)	(63)
Provision for inventories	1	11
Depreciation and amortization	224	107
Amortization of capitalized software development costs and intellectual property licenses(1)	89	124
Amortization of debt discount, financing costs, and non-cash write-off due to extinguishment of debt	7	4
Share-based compensation expense(2)	33	34
Other	14	—
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	396	459
Inventories	2	14
Software development and intellectual property licenses	(67)	(104)
Other assets	(3)	83
Deferred revenues	(494)	(508)
Accounts payable	(76)	(184)
Accrued expenses and other liabilities	(61)	(3)
Net cash provided by operating activities	411	337

Cash flows from investing activities:
Acquisition of King, net of cash acquired (see Note 14)	—	(4,588)
Release of cash in escrow	—	3,561
Capital expenditures	(21)	(27)
Other investing activities	(2)	(14)
Net cash used in investing activities	(23)	(1,068)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	109	24
Tax payment related to net share settlements on restricted stock units	(13)	(11)
Proceeds from debt issuances, net of discounts	2,551	2,520
Repayment of long-term debt	(3,051)	(750)
Debt financing costs related to debt issuances	—	(4)
Net cash (used in) provided by financing activities	(404)	1,779
Effect of foreign exchange rate changes on cash and cash equivalents	19	1
Net increase in cash and cash equivalents	3	1,049
Cash and cash equivalents at beginning of period	3,245	1,823
Cash and cash equivalents at end of period	$3,248	$2,872

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2016	1,174	$—	(429)	$(5,563)	$10,442	$4,869	$(629)	$9,119
Components of comprehensive income:
Net income	—	—	—	—	—	426	—	426
Other comprehensive income (loss)	—	—	—	—	—	—	4	4
Issuance of common stock pursuant to employee stock options	7	—	—	—	111	—	—	111
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(29)	—	—	(29)
Share-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	31	—	—	31
Dividends ($0.30 per common share)	—	—	—	—	—	(226)	—	(226)
Balance at March 31, 2017	1,182	$—	(429)	$(5,563)	$10,555	$5,069	$(625)	$9,436

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Description of Business and Basis of Consolidation and Presentation

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services across all of the major gaming platforms, including video game consoles, personal computers (“PC”), and mobile devices. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. We are the result of the 2008 business combination (the “Business Combination”) by and among the Company (then known as Activision, Inc.), Vivendi S.A. (“Vivendi”), and Vivendi Games, Inc. (“Vivendi Games”), an indirect wholly-owned subsidiary of Vivendi. In connection with the consummation of the Business Combination, Activision, Inc., was renamed Activision Blizzard, Inc.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On February 23, 2016 (the “King Closing Date”), we acquired King Digital Entertainment, a leading interactive mobile entertainment company (“King”), by purchasing all of its outstanding shares (the “King Acquisition”), as further described in Note 14. Our condensed consolidated financial statements include the operations of King commencing on the King Closing Date.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail channels or digital downloads, including full-game sales and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products which are principally based on our internally-developed intellectual properties, as well as some licensed properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for console platforms; and Skylanders®, a franchise geared towards children that brings physical toys to life digitally in the game, primarily for console platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail channels or digital downloads, including subscriptions, full-game sales, and in-game purchases, as well as licenses of software to third-party or related party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard’s games.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for the PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC; and Overwatch®, a team-based first person shooter for the PC and console platforms.

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Android and iOS. King also distributes its content and services on online social platforms, such as Facebook and the king.com websites. King’s games are free-to-play, however, players can acquire in-game virtual items, either with virtual currency the players purchase or directly using real currency.

King’s key product franchises, all of which are for the PC and mobile platforms, include: Candy Crush™, which features “match three” games; Farm Heroes™, which also features “match three” games; Pet Rescue™, which is a “clicker” game; and Bubble Witch™, which features “bubble shooter” games.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  the Major League Gaming (“MLG”) business, which is devoted to esports and builds on our competitive gaming efforts by creating ways to deliver best-in-class fan experiences across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments and leagues, and premium content;

•                  the Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and which, in October 2016, released the first season of the animated TV series Skylanders™ Academy on Netflix; and

•                  the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cost of Revenues Presentation

In periods prior to the second quarter of 2016, we presented cost of revenues in our consolidated statements of operations in four financial statement captions: “Cost of sales—product costs,” “ Cost of sales—online,” “Cost of sales—software royalties and amortization,” and “Cost of sales—intellectual property licenses.” Commencing with the second quarter of 2016, we have revised the presentation in our condensed consolidated statements of operations to more clearly align our costs of revenues with the associated revenue captions as follows:

Cost of revenues—product sales:

(i)             “Product costs”—includes the manufacturing costs of goods produced and sold. These generally include product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

(ii)          “Software royalties, amortization, and intellectual property licenses”—includes the amortization of capitalized software costs and royalties attributable to product sales revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is the amortization of intangible assets recognized in purchase accounting attributable to product sales revenues.

Cost of revenues—subscription, licensing, and other revenues:

(i)             “Game operations and distribution costs”—includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fees, and payment provider fees.

(ii)          “Software royalties, amortization, and intellectual property licenses”—includes the amortization of capitalized software costs and royalties attributable to subscription, licensing, and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is the amortization of intangible assets recognized in purchase accounting attributable to subscription, licensing, and other revenues.

Prior periods have been reclassified to conform to this current presentation.

Supplemental Cash Flow Information: Non-cash investing and financing activities

For the three months ended March 31, 2016, we had non-cash purchase price consideration of $89 million related to vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards in the King Acquisition. Refer to Note 14 for further discussion.

As of March 31, 2017 and 2016, we also had the following amounts recorded within “Accrued expenses and other liabilities” associated with investing and financing activities:

•                  dividends payable of $226 million and $195 million, respectively; and

•                  accrued withholding tax payments related to net share settlements on restricted stock units of $17 million and $45 million, respectively.

2.                                      Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At March 31, 2017	At December 31, 2016
Finished goods	$44	$40
Purchased parts and components	4	9
Inventories, net	$48	$49

At March 31, 2017, and December 31, 2016, inventory reserves were $33 million and $45 million, respectively.

3.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At March 31, 2017	At December 31, 2016
Internally-developed software costs	$246	$277
Payments made to third-party software developers	198	189
Total software development costs	$444	$466

As of March 31, 2017 and December 31, 2016, intellectual property licenses were not material to our condensed consolidated balance sheets.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016
Amortization of capitalized software development costs and intellectual property licenses	$93	$132

4.                                      Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At March 31, 2017
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(654)	$500
Developed software	2 - 5 years	601	(185)	416
Customer base	2 years	617	(343)	274
Trade names	7 - 10 years	54	(10)	44
Other	1 - 8 years	18	(12)	6
Total definite-lived intangible assets		$2,444	$(1,204)	$1,240

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,673

	At December 31, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(583)	$571
Developed software	3 - 5 years	595	(145)	450
Customer base	2 years	617	(266)	351
Trade names	7 - 10 years	54	(8)	46
Other	1 - 8 years	18	(11)	7
Total definite-lived intangible assets		$2,438	$(1,013)	$1,425

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,858

Amortization expense of intangible assets was $190 million and $82 million for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2017 (remaining nine months)	$568
2018	364
2019	216
2020	72
2021	11
Thereafter	9
Total	$1,240

5.                                      Goodwill

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2017, are as follows (amounts in millions):

	Activision	Blizzard	King	Other	Total
Balance at December 31, 2016	$6,903	$178	$2,675	$12	$9,768
Other	(5)	—	—	—	(5)
Balance at March 31, 2017	$6,898	$178	$2,675	$12	$9,763

6.                                      Fair Value Measurements

Financial Accounting Standards Board (“FASB”) literature regarding fair value measurements for certain assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

•      Level 1—Quoted prices in active markets for identical assets or liabilities;

•      Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and

•      Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

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

		Fair Value Measurements at March 31, 2017 Using
	As of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,923	$2,923	$—	$—	Cash and cash equivalents
Foreign government treasury bills	43	43	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	12	—	12	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Other assets
Total recurring fair value measurements	$2,987	$2,966	$12	$9

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2016 Using
	As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,921	$2,921	$—	$—	Cash and cash equivalents
Foreign government treasury bills	38	38	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	22	—	22	—	Other current assets
ARS	9	—	—	9	Other assets
Total recurring fair value measurements	$2,990	$2,959	$22	$9

ARS represented the only level 3 investment held by the Company. The fair value of these investments did not change during the three months ended March 31, 2017.

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Not Designated as Hedges

At March 31, 2017 and December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

At March 31, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $352 million.  The fair value of these contracts, all of which have remaining maturities of 12 months or less, was $11 million of net unrealized gains. Additionally, at March 31, 2017, we had $3 million of net realized but unrecognized gains recorded within “Accumulated other comprehensive income (loss)” associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains as of December 31, 2016.

During the three months ended March 31, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges and the amount of pre-tax net realized gains associated with these contracts that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three months ended March 31, 2017 and 2016, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.                                      Debt

Credit Facilities

At December 31, 2016, we had outstanding term loans “A” of approximately $2.7 billion (the “2016 TLA”) and $250 million available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement executed on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”).

On February 3, 2017, we entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment (i) provided for a new tranche of term loans “A” in an aggregate principal amount of $2.55 billion (the “2017 TLA” and, together with the Revolver, the “Credit Facilities”) and (ii) released each of our subsidiary guarantors from their respective guarantees provided under the Credit Agreement. All proceeds of the 2017 TLA, together with additional cash on hand of $139 million, were used to fully retire the 2016 TLA, including all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of the subsidiary guarantees, are generally the same as the terms of the 2016 TLA. The fees incurred as a result of the Sixth Amendment were not material. At March 31, 2017, the 2017 TLA bore interest at 2.23%. The 2017 TLA will mature on August 23, 2021. We were in compliance with the terms of the Credit Facilities as of March 31, 2017.

During the three months ended March 31, 2017, we reduced our total outstanding term loan balances by $500 million, comprised of $139 million of cash used to retire the 2016 TLA, as discussed above, and a $361 million cash prepayment on the 2017 TLA. As a result of our payments, we satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement. To date, we have not drawn on the Revolver.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for further details regarding our Credit Agreement, key terms, and amendments made to our Credit Agreement.

Unsecured Senior Notes

At March 31, 2017 and December 31, 2016, we had the following unsecured senior notes outstanding:

•                  $750 million of 6.125% unsecured senior notes due September 2023 that we issued on September 19, 2013 (the “2023 Notes”), in a private offering made in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”); and

•                  $650 million of 2.3% unsecured senior notes due September 2021 (the “2021 Notes”) and $850 million of 3.4% unsecured senior notes due September 2026 (the “2026 Notes” and, together with the 2021 Notes and the 2023 Notes, the “Notes”) that we issued on September 19, 2016, in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act.

In connection with the issuance of the 2021 Notes and the 2026 Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), among the Company, the Guarantors, and the representatives of the initial purchasers of the 2021 Notes and the 2026 Notes. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to within one year of the issue date of the 2021 Notes and the 2026 Notes, among other things, (1) file a registration statement with respect to an offer to exchange each series of the 2021 Notes and the 2026 Notes for new notes that are substantially identical in all material respects (except for the provisions relating to the transfer restrictions and payment of additional interest) (the “Exchange Offer”), and (2) cause the registration statement (the “Exchange Offer Registration Statement”) to be declared effective by the SEC under the Securities Act. The Exchange Offer Registration Statement was declared effective by the SEC on April 28, 2017 and the Company commenced the Exchange Offer on May 1, 2017.

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. As of December 31, 2016, the Notes were guaranteed on a senior basis by certain of our U.S. subsidiaries. Pursuant to the terms of the indentures underlying the Notes, the guarantees by certain subsidiaries were automatically released when the 2017 TLA guarantees were removed in connection with the Sixth Amendment to the Credit Agreement. The Notes are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured. The Company was in compliance with the terms of the Notes as of March 31, 2017.

Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, and is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets.  As of March 31, 2017 and December 31, 2016, we had accrued interest payable of $4 million and $25 million, respectively, related to the Notes recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for further details regarding our key terms under our indentures that govern the Notes.

Interest Expense And Financing Costs

Fees and discounts associated with the closing of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

For the three months ended March 31, 2017, interest expense was $35 million, amortization of the debt discount and deferred financing costs was $7 million, and commitment fees for the Revolver were not material. For the three months ended March 31, 2016, interest expense was $53 million, amortization of the debt discount and deferred financing costs was $4 million, and commitment fees for the Revolver were not material.

A summary of our debt is as follows (amounts in millions):

	At March 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$2,190	$(22)	$2,168
2021 Notes	650	(5)	645
2023 Notes	750	(10)	740
2026 Notes	850	(10)	840
Total long-term debt	$4,440	$(47)	$4,393

	At December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840
Total long-term debt	$4,940	$(53)	$4,887

As of March 31, 2017, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2017 (remaining nine months)	$—
2018	—
2019	—
2020	—
2021	2,840
Thereafter	1,600
Total	$4,440

As of March 31, 2017, and December 31, 2016, the carrying values of the 2017 TLA and the 2016 TLA approximate their fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.  Based on Level 2 inputs, the fair values of the 2021 Notes, 2023 Notes, and 2026 Notes were $636 million, $812 million, and $830 million, respectively, as of March 31, 2017. Based on Level 2 inputs, the fair values of the 2021 Notes, 2023 Notes, and 2026 Notes were $635 million, $818 million, $808 million, respectively, as of December 31, 2016.

8.                                      Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at March 31, 2017 and 2016, were as follows (amounts in millions):

	For the Three Months Ended March 31, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2016	$(659)	$29	$1	$(629)
Other comprehensive income (loss) before reclassifications	3	(9)	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	16	(6)	—	10
Balance at March 31, 2017	$(640)	$14	$1	$(625)

	For the Three Months Ended March 31, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2015	$(630)	$(4)	$1	$(633)
Other comprehensive income (loss) before reclassifications	(5)	(6)	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	1	—	1
Balance at March 31, 2016	$(635)	$(9)	$1	$(643)

Income taxes were not provided for foreign currency translation items as these are considered indefinite investments in non-U.S. subsidiaries.

9.                                      Operating Segments and Geographic Region

Currently, we have three reportable segments. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; and fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring costs; and other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on the reportable segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2017 and 2016 are presented below (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016	2017	2016
	Net revenues		Operating income and income before income tax expense
Activision	$215	$360	$24	$99
Blizzard	441	294	166	86
King	474	207	166	67
Reportable segments total	1,130	861	356	252

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	66	47	(5)	—
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	530	547	396	369
Share-based compensation expense	—	—	(33)	(44)
Amortization of intangible assets	—	—	(190)	(82)
Fees and other expenses related to the King Acquisition (2)	—	—	(4)	(34)
Restructuring costs (3)	—	—	(11)	—
Other non-cash charges (4)	—	—	(16)	—
Consolidated net revenues / operating income	$1,726	$1,455	$493	$461
Interest and other expense (income), net			40	52
Consolidated income before income tax expense			$453	$409

(1)               Other segments include other income and expenses from operating segments managed outside the reportable segments, including our MLG, Studios, and Distribution businesses. Other segments also include unallocated corporate income and expenses.

(2)               Reflects fees and other expenses, such as legal, banking, and professional services fees, primarily related to the King Acquisition and associated integration activities, inclusive of related debt financings.

(3)               Reflects restructuring charges incurred, primarily severance costs.

(4)               Reflects a non-cash accounting charge to reclassify certain cumulative translation losses into earnings due to the substantial liquidation of certain of our foreign entities.

Geographic information presented below for the three months ended March 31, 2017 and 2016, is based on the location of the paying customer. Net revenues from external customers by geographic region were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016
Net revenues by geographic region:
Americas	$929	$753
EMEA (1)	554	521
Asia Pacific	243	181
Total consolidated net revenues	$1,726	$1,455

(1)               EMEA consists of the Europe, Middle East, and Africa geographic regions.

The Company’s net revenues in the U.S. were 47% and 49% of consolidated net revenues for the three months ended March 31, 2017 and 2016, respectively. The Company’s net revenues in the U.K. were 10% and 11% of consolidated net revenues for the three months ended March 31, 2017 and 2016, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended March 31, 2017 or 2016.

Net revenues by platform were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016
Net revenues by platform:
Console	$615	$765
PC	566	400
Mobile and ancillary (1)	475	243
Other (2)	70	47
Total consolidated net revenues	$1,726	$1,455

(1)               Net revenues from mobile and ancillary include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(2)               Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

Long-lived assets by geographic region at March 31, 2017 and December 31, 2016, were as follows (amounts in millions):

	At March 31, 2017	At December 31, 2016
Long-lived assets (1) by geographic region:
Americas	$147	$154
EMEA	80	87
Asia Pacific	18	17
Total long-lived assets by geographic region	$245	$258

(1)               The only long-lived assets that we classify by region are our long-term tangible fixed assets, which only include property, plant, and equipment assets; all other long-term assets are not allocated by location.

10.          Income Taxes

The Company accounts for its provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes represents federal, foreign, state, and local income taxes.  Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); research and development credits; changes in enacted tax laws and regulations, rulings, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $27 million for the three months ended March 31, 2017, reflects an effective tax rate of 6%, which is lower than the effective tax rate of 11% for the three months ended March 31, 2016.  The decrease is due to increased excess tax benefits from share-based payments, partially offset by proportionately more earnings generated in jurisdictions that have higher statutory tax rates and an increase of reserves for uncertain tax positions.

The effective tax rate of 6% for the three months ended March 31, 2017 is lower than the US statutory rate of 35%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits, partially offset by an increase of reserves for uncertain tax positions.

The Internal Revenue Service (“IRS”) is currently examining Activision Blizzard’s federal tax returns for the 2009, 2010, and 2011 tax years.  During the second quarter of 2015, the Company transitioned the review of its transfer pricing methodology from the advanced pricing agreement review process to the IRS examination team. Their review could result in a different allocation of profits and losses under the Company’s transfer pricing agreements. Such allocation could have a positive or negative impact on our provision for uncertain tax positions for the period in which such a determination is reached and the relevant periods thereafter. The Company also has several state level and non-U.S. audits pending.

As part of purchase price accounting for the King Acquisition, the Company assumed $74 million of uncertain tax positions, primarily related to the transfer pricing on King tax years occurring prior to the King Acquisition. The Company is currently in negotiations with the relevant jurisdictions and taxing authorities with respect to King’s transfer pricing, which could result in a different allocation of profits and losses between the relevant jurisdictions.

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

Certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by tax authorities in various jurisdictions, including France. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. Such proceedings may have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations in the period or periods in which the matters are resolved or in which appropriate tax provisions are taken into account in our financial statements. If we were to receive a materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

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

11.              Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Consolidated net income	$426	$363
Less: Distributed earnings to unvested share-based awards that participate in earnings	—	(2)
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	—	(1)
Numerator for basic and diluted earnings per common share—income available to common shareholders	$426	$360

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	749	735
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	12	14
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	761	749
Basic earnings per common share	$0.57	$0.49
Diluted earnings per common share	$0.56	$0.48

Certain of our unvested restricted stock units meet the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents.  Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the three months ended March 31, 2017 and 2016, on a weighted-average basis, we had outstanding unvested restricted stock units of less than a million and 4 million shares of common stock, respectively, that are participating in earnings.

Certain of our employee-related restricted stock units and options are contingently issuable upon the satisfaction of pre-defined performance measures.  These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 9 million and 10 million shares are not included in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 5 million and 6 million shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2017 and 2016, respectively, as the effect of their inclusion would be anti-dilutive.

12.          Capital Transactions

Repurchase Program

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of March 31, 2017, we have not repurchased any shares under this program.

Dividends

On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share. Such dividend is payable on May 10, 2017, to shareholders of record at the close of business on March 30, 2017.  We have recorded $226 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2017.

On February 2, 2016, our Board of Directors declared a cash dividend of $0.26 per common share. On May 11, 2016, we made an aggregate cash dividend payment of $192 million to shareholders of record at the close of business on March 30, 2016. On May 27, 2016, we made related dividend equivalent payments of $3 million to certain holders of restricted stock units.

13.          Commitments and Contingencies

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

14.          Acquisitions

King Digital Entertainment

On February 23, 2016, we completed the King Acquisition, purchasing all of King’s outstanding shares. As a result, King became a wholly-owned subsidiary of Activision Blizzard. King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Android and iOS, and on online and social platforms, such as Facebook and the king.com websites. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

We made this acquisition because we believe that the addition of King’s highly-complementary mobile business positions us as a global leader in interactive entertainment across console, PC, and mobile platforms, as well as positioning us for future growth.

The aggregate purchase price of the King Acquisition was approximately $5.8 billion, which was paid on the King Closing Date and funded primarily with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. We identified and recorded assets acquired and liabilities assumed at their estimated fair values at the King Closing Date and allocated the remaining value of approximately $2.7 billion to goodwill. The final purchase price allocation was as follows (amounts in millions):

	February 23, 2016	Estimated useful lives
Tangible assets and liabilities assumed:
Cash and cash equivalents	$1,151
Accounts receivable	162
Other current assets	72
Property and equipment	57	2 - 7 years
Deferred income tax assets, net	27
Other assets	47
Accounts payable	(9)
Accrued expenses and other liabilities	(272)
Other liabilities	(110)
Deferred income tax liabilities, net	(52)
Intangible assets
Internally-developed franchises	845	3 - 5 years
Customer base	609	2 years
Developed software	580	3 - 4 years
Trade name	46	7 years
Goodwill	2,675
Total purchase price	$5,828

During the three months ended March 31, 2016, the Company incurred $34 million of expenses related to the King Acquisition, which are included within “General and administrative” in the condensed consolidated statements of operations. In connection with the debt financing that occurred on the King Closing Date, we incurred $38 million of issuance costs that were capitalized and recorded within “Long-term debt, net” on our condensed consolidated balance sheet.

Share-Based Compensation

In connection with the King Acquisition, a majority of the outstanding King options and awards that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company’s common stock, using an equity award exchange ratio calculated in accordance with the transaction agreement. As a result, replacement stock options and equity awards of 10 million and 3 million, respectively, were issued. The portion of the fair value related to pre-combination services of $76 million was included in the purchase price, while the remaining fair value will be recognized over the remaining service periods. As of December 31, 2016, the future expense for the converted King unvested stock options and equity awards was approximately $40 million, which will be recognized over a weighted average service period of approximately 1.6 years.

The remaining portion of outstanding unvested awards that were assumed were replaced with deferred cash awards. The cash proceeds were placed in an escrow-like account, with the cash releases occurring as future services are rendered in accordance with the awards’ original vesting schedules. The cash associated with these awards is recorded in “Other current assets” and “Other assets” in our condensed consolidated balance sheet. The portion of the fair value related to pre-combination services of $22 million was included in the purchase price while the remaining fair value of approximately $9 million will be recognized over the remaining service periods.

Identifiable Intangible Assets Acquired and Goodwill

The internally-developed franchises, customer base, developed software, and trade name intangible assets will be amortized to “Cost of revenues-subscription, licensing, and other revenues-Software royalties, amortization, and intellectual property licenses,” “Sales and marketing,” “Cost of revenues-subscription, licensing, and other revenues-Software royalties, amortization, and intellectual property licenses,” and “General and administrative,” respectively. The intangible assets will be amortized over their estimated useful lives in proportion to the economic benefits received.

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

King Net Revenue and Earnings

The amount of net revenue and earnings attributable to King in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2016, the period of the King Acquisition, are included in the table below. The amounts presented represent the net revenues and earnings after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues.

(in millions)	For the Three Months Ended March 31, 2016
Net revenues	$183
Net loss	$(50)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and King for the three months ended March 31, 2016, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The 2016 pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit sharing bonus plan established as part of the King Acquisition, and interest expense from the new debt, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition related costs of approximately $60 million for the three months ended March 31, 2016.

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

(in millions)	For the Three Months Ended March 31, 2016
Net revenues	$1,735
Net income	$329
Basic earnings per common share	$0.44
Diluted earnings per common share	$0.44

15.          Recently issued accounting pronouncements

Recently adopted accounting pronouncements

Inventory

In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new standard as of January 1, 2017, and applied it prospectively. The adoption of this guidance did not have a material impact on our financial statements.

Recent accounting pronouncements not yet adopted

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. As previously disclosed, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. This potential difference may have a material impact on our consolidated financial statements upon adoption of this new guidance. We are continuing to evaluate the adoption method that we will utilize as well as the additional impacts of this new accounting guidance on our financial statements and related disclosures.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

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

Statement of Cash Flows-Restricted Cash

In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted.

We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the condensed consolidated statements of cash flows for the three months ended March 31, 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash as a result of transferring cash into escrow at December 31, 2015 to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, would not be included as an investing activity in the statement of cash flows.

Goodwill

In January 2017, the FASB issued new guidance which eliminates Step 2 from the goodwill impairment test. Instead, if any entity forgoes a Step 0 test, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services across all of the major gaming platforms, including video game consoles, personal computers (“PC”), and mobile devices. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. We are the result of the 2008 business combination (the “Business Combination”) by and among the Company (then known as Activision, Inc.), Vivendi S.A. (“Vivendi”), and Vivendi Games, Inc. (“Vivendi Games”), an indirect wholly-owned subsidiary of Vivendi. In connection with the consummation of the Business Combination, Activision, Inc., was renamed Activision Blizzard, Inc.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On February 23, 2016 (the “King Closing Date”), we acquired King Digital Entertainment, a leading interactive mobile entertainment company (“King”), by purchasing all of its outstanding shares (the “King Acquisition”). We made this acquisition because we believe that the addition of King’s highly complementary mobile business positions us as a global leader in interactive entertainment across mobile, console, and PC platforms, as well as positioning us for future growth. The aggregate purchase price of approximately $5.8 billion was funded with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

Our Segments

Based on our organizational structure, we conduct our business through three reportable segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”), is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail channels or digital downloads, including full-game sales and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets and sells products which are principally based on our internally developed intellectual properties, as well as some licensed properties. Additionally, we have established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for console platforms; and Skylanders®, a franchise geared towards children that brings physical toys to life digitally in the game, primarily for console platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail channels or digital downloads, including subscriptions, full-game sales, and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard’s games.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game (“MMORPG”) for the PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC; and Overwatch®, a team-based first person shooter for the PC and console platforms.

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Android and iOS. King also distributes its content and services on online social platforms, such as Facebook and the king.com websites. King’s games are free-to-play, however, players can acquire in-game virtual items, either with virtual currency the players purchase, or directly using real currency.

King’s key product franchises, all of which are for the PC and mobile platforms, include: Candy Crush™, which features “match three” games; Farm Heroes™, which also features “match three” games; Pet Rescue™, which is a “clicker” game; and Bubble Witch™, which features “bubble shooter” games.

(iv) Other

We also engage in other businesses that do not represent reportable segments, including:

•                  the Major League Gaming (“MLG”) business, which is devoted to esports and builds on our competitive gaming efforts by creating ways to deliver best-in-class fan experiences across games, platforms, and geographies with a long-term strategy of monetization through advertising, sponsorships, tournaments and leagues, and premium content;

•                  the Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and which, in October 2016, released the first season of the animated TV series Skylanders™ Academy on Netflix; and

•                  the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

The Company’s financial highlights include:

•                  consolidated net revenues increased 19% to $1.73 billion and consolidated operating income increased 7% to $493 million for the three months ended March 31, 2017, as compared to consolidated net revenues of $1.46 billion and consolidated operating income of $461 million for the three months ended March 31, 2016;

•                  revenues from digital online channels increased 50% to $1.39 billion for the three months ended March 31, 2017, as compared to $926 million for the three months ended March 31, 2016;

•                  operating margin was 28.6% for the three months ended March 31, 2017, as compared with 31.7% for the three months ended March 31, 2016.  The lower margin was driven by the current period including a full quarter of amortization of the intangible assets acquired in the King Acquisition, as well as higher sales and marketing spend for upcoming title releases;

•                  we generated cash flows from operating activities of $411 million for the three months ended March 31, 2017, an increase of 22%, as compared to $337 million for the three months ended March 31, 2016;

•                  consolidated net income increased 17% to $426 million for the three months ended March 31, 2017, as compared to $363 million for the three months ended March 31, 2016;

•                  consolidated net income includes $69 million and $27 million of excess tax benefits from share based payments for the three months ended March 31, 2017 and 2016, respectively; and

•                  our diluted earnings per common share increased $0.08 to $0.56 for the three months ended March 31, 2017, as compared to $0.48 for the three months ended March 31, 2016.

Since certain of our games are hosted or include online functionality that represents an essential component of gameplay and, as a result, a more-than-inconsequential separate deliverable, we initially defer the software-related revenues from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues for the three months ended March 31, 2017 include a net effect of $530 million from the recognition of deferred net revenues. Operating income for the three months ended March 31, 2017 includes a net effect of $396 million from the recognition of deferred net revenues and related cost of revenues.

Release Highlights

Games and digital downloadable content released during the three months ended March 31, 2017 included:

•                  Activision released two downloadable content packs — Sabotage, the first downloadable content pack for Call of Duty: Infinite Warfare™, and the Modern Warfare® Remastered Variety Map Pack, a downloadable content pack for Call of Duty: Modern Warfare Remastered; and

•                  King released Bubble Witch 3 Saga.

Monthly Active Users (“MAUs”): Measuring the Size of Our User Base

We monitor MAUs as a key measure of the overall size of our user base. MAUs are the number of individuals who played a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing that total by the number of months in the period. An individual who plays two of our games would be counted as two users. In addition, due to technical limitations, for Activision and King, an individual who plays the same game on two platforms or devices in the relevant period would be counted as two users. For Blizzard, an individual who plays the same game on two platforms or devices in the relevant period would generally be counted as a single user.

The number of MAUs for a given period can be significantly impacted by the timing of new content releases, since new releases may cause a temporary surge in MAUs. Accordingly, although we believe that overall trending in the number of MAUs can be a meaningful performance metric, period-to-period fluctuations may not be indicative of longer-term trends. The following table details our average MAUs on a sequential quarterly basis for each of our reportable segments (amounts in millions):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Activision	48	51	46	49	55	55
Blizzard	41	41	42	33	26	26
King	342	355	394	409	463	449
Total	431	447	482	491	544	530

Average MAUs decreased by 16 million, or 4%, for the quarter ended March 31, 2017, as compared to the quarter ended December 31, 2016. The decrease in King’s average MAUs is due to decreases across King’s franchises that are largely attributable to less engaged users leaving the network. The decrease in Activision’s average MAUs is due to lower MAUs for the Call of Duty franchise.

Average MAUs decreased by 113 million, or 21%, for the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016. The decrease in King’s average MAUs is due to decreases across King’s franchises that are largely attributable to less engaged users leaving the network. The decrease in Activision’s average MAUs is due to lower MAUs for  the Call of Duty franchise, primarily driven by decreased MAUs for Call of Duty: Infinite Warfare as compared to Call of Duty: Black Ops III, the comparable prior-year title release. This decrease is partially offset by the increase in Blizzard’s average MAUs, driven by the release of Overwatch in May 2016.

Management’s Overview of Business Trends

Interactive Entertainment and Mobile Gaming Growth

Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry has grown, on average, 19% annually over the last four years. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions increasingly gain access to this form of entertainment.

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

Concentration of Sales Among the Most Popular Franchises

The concentration of retail revenues among key titles has continued as a trend in the overall interactive software industry. According to The NPD Group, the top 10 titles accounted for 32% of the retail sales in the U.S. interactive entertainment industry in 2016. Similarly, a significant portion of our revenues have historically been derived from video games based on a few popular franchises and these video games were responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, Candy Crush, World of Warcraft, and Overwatch franchises, collectively, accounted for 69% of our consolidated net revenues, and a significantly higher percentage of our operating income, for 2016.

The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Each of the top 10 console franchises in 2016 was a previously established franchise. Similarly, according to U.S rankings for the Apple App Store and Google Play store per App Annie Intelligence as of March 2017, the top 10 mobile games have an average tenure of 24 months.

In addition to investing in and developing sequels and content for our top titles, we are continually exploring additional ways to expand those franchises. Further, we invest in new properties in an effort to develop the future top franchises. In 2014, we released Hearthstone and Destiny, in 2015, we released Heroes of the Storm, and in 2016, we released Overwatch. There is no guarantee these investments will result in established franchises. Additionally, to diversify our portfolio of key franchises and increase our presence in the mobile market, on February 23, 2016, we acquired King.

Overall, we do expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry’s, revenues and profits in the near future. Accordingly, our ability to maintain our top franchises and our ability to successfully compete against our competitors’ top franchises can significantly impact our performance.

Recurring Revenue Business Models

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Three Months Ended March 31,
	2017		2016
Net revenues
Product sales	$509	29%	$645	44%
Subscription, licensing, and other revenues	1,217	71	810	56
Total net revenues	1,726	100	1,455	100

Costs and expenses:
Cost of revenues—product sales (1):
Product costs	143	28	169	26
Software royalties, amortization, and intellectual property licenses	88	17	128	20
Cost of revenues—subscription, licensing, and other revenues (1):
Game operations and distribution costs	232	19	142	18
Software royalties, amortization, and intellectual property licenses	122	10	52	6
Product development	225	13	175	12
Sales and marketing	246	14	168	12
General and administrative	177	10	160	11
Total costs and expenses	1,233	71	994	68

Operating income	493	29	461	32
Interest and other expense (income), net	40	3	52	4
Income before income tax expense	453	26	409	28
Income tax expense	27	1	46	3
Net income	$426	25%	$363	25%

(1) In periods prior to the second quarter of 2016, we presented cost of revenues in our consolidated statements of operations using the following four financial statement captions: “Cost of sales—product costs,” “Cost of sales—online,” “Cost of sales—software royalties and amortization,” and “Cost of sales—intellectual property licenses.” Since the second quarter of 2016, we have revised the presentation in our condensed consolidated statements of operations to more clearly align our costs of revenues with the associated revenue captions as follows:

Cost of revenues—product sales:

(i)             “Product costs”—includes the manufacturing cost of goods produced and sold. This generally includes product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

(ii)          “Software royalties, amortization, and intellectual property licenses”—includes the amortization of capitalized software costs and royalties attributable to product sales revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is the amortization of intangible assets recognized in purchase accounting attributable to product sales revenues.

Cost of revenues—subscription, licensing, and other revenues:

(i)             “Game operations and distribution costs”—includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fees, and payment provider fees.

(ii)          “Software royalties, amortization, and intellectual property licenses”—includes the amortization of capitalized software costs and royalties attributable to subscription, licensing, and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is the amortization of intangible assets recognized in purchase accounting attributable to subscription, licensing, and other revenues.

Prior periods have been reclassified to conform to this current presentation.

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase/(decrease) in deferred revenues recognized for the three months ended March 31, 2017 and 2016 (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016	Increase / (decrease)	% Change
Consolidated net revenues	$1,726	$1,455	$271	19%
Net effect from recognition (deferral) of deferred net revenues	530	547	(17)

Consolidated net revenues

The increase in consolidated net revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King revenues for the full quarter while the comparable prior period only included King revenues for the partial quarter following the King Closing Date;

•                  revenues recognized from Overwatch, a team-based first-person shooter that was released in May 2016; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion™ in August 2016 with no comparable release in 2015.

The increase was partially offset by:

•                  lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare Remastered), which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title (although, the lower revenues recognized were partially offset by higher revenues recognized from digital content for the Call of Duty franchise, driven by the continued strong digital content performance of Call of Duty: Black Ops III);

•                  lower revenues recognized from the Destiny franchise, primarily due to lower revenues recognized from the Rise of Iron expansion, which was released in September 2016, as compared to The Taken King expansion, a larger expansion that released in September 2015; and

•                  lower revenues recognized from Hearthstone.

Change in Deferred Revenues Recognized

The decrease in net deferred revenues recognized for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to lower deferred revenues recognized from the Destiny franchise. The decrease was partially offset by:

•                  deferred revenues recognized from Overwatch; and

•                  higher deferred revenues recognized from World of Warcraft, driven by deferred revenues recognized on World of Warcraft: Legion which was released in August 2016 with no comparable release in 2015.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $34 million on Activision Blizzard’s consolidated net revenues for the three months ended March 31, 2017, as compared to the impact on net revenues for the three months ended March 31, 2016. The changes are primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

Operating Segment Results

Currently, we have three reportable segments. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; and fees and other expenses (including legal fees, expenses and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring costs; and other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on the reportable segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three months ended March 31, 2017 and 2016 are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016	Increase / (Decrease)
Segment net revenues:
Activision	$215	$360	$(145)
Blizzard	441	294	147
King	474	207	267
Reportable segments net revenues total	1,130	861	269

Reconciliation to consolidated net revenues:
Other segments (1)	66	47
Net effect from recognition (deferral) of deferred net revenues (2)	530	547
Consolidated net revenues	$1,726	$1,455

Segment income (loss) from operations:
Activision	$24	$99	$(75)
Blizzard	166	86	80
King	166	67	99
Reportable segment income from operations total	356	252	104

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Other segments (1)	(5)	—
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	396	369
Share-based compensation expense	(33)	(44)
Amortization of intangible assets	(190)	(82)
Fees and other expenses related to the King Acquisition (2)	(4)	(34)
Restructuring costs (3)	(11)	—
Other non-cash charges (4)	(16)	—
Consolidated operating income	493	461
Interest and other expense (income), net	40	52
Consolidated income before income tax expense	$453	$409

(1)                                 Other segments include other income and expenses from operating segments managed outside the reportable segments, including our MLG, Studios and Distribution businesses. Other segments also include unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses, such as legal, banking and professional services fees, primarily related to the King Acquisition and associated integration activities, inclusive of related debt financings.

(3)                                 Reflects restructuring charges incurred, primarily severance costs.

(4)                                 Reflects a non-cash accounting charge to reclassify certain cumulative translation losses into earnings due to the substantial liquidation of certain of our foreign entities.

Segment Net Revenues

Activision

The decrease in Activision’s net revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to lower revenues from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, inclusive of its digital content, as compared to Call of Duty: Black Ops III, the comparable 2015 title, which was the third game in our successful Black Ops series.

The decrease was partially offset by:

•                  higher revenues from Call of Duty: Black Ops III, as compared to Call of Duty: Advanced Warfare, the comparable 2014 title; and

•                  higher revenues from the Skylanders franchise.

Blizzard

The increase in Blizzard’s net revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to revenues from Overwatch, which was released in May 2016, and from the World of Warcraft franchise due to the release of World of Warcraft: Legion in August 2016.

King

The increase in King’s net revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to the current period including King revenues for the full quarter while the comparable prior period only included King revenues for the partial quarter following the King Closing Date.

Segment Income from Operations

Activision

The decrease in Activision’s operating income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to lower revenues. The decrease was partially offset by lower product development costs, driven by lower accrued bonuses and less spending to support current game releases.

Blizzard

The increase in Blizzard’s operating income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to higher revenues. The increase was partially offset by higher product development costs to support current and future releases and lower capitalization of software development costs due to timing of game development cycles.

King

The increase in King’s operating income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to the current period including King results of operations for the full quarter while the comparable prior period only included King results of operations for the partial quarter following the King Closing Date.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $16 million on reportable segment net revenues for the three months ended March 31, 2017, as compared to the impact on reportable segment net revenues for the three months ended March 31, 2016. The changes are primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel for the three months ended March 31, 2017 and 2016 (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016	Increase / (decrease)
Net revenues by distribution channel
Digital online channels (1)	$1,386	$926	$460
Retail channels	270	482	(212)
Other (2)	70	47	23
Total consolidated net revenues	$1,726	$1,455	$271

The increase/(decrease) in deferred revenues recognized by distribution channel for the three months ended March 31, 2017 and 2016, was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016	Increase / (decrease)
Increase/(decrease) in deferred revenues recognized by distribution channel:
Digital online channels (1)	$320	$129	$191
Retail channels	206	418	(212)
Other (2)	4	—	4
Net (deferral) / recognition impact on consolidated net revenues	$530	$547	$(17)

(1) We define revenues from digital online channels as revenues from digitally distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2) Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

Digital Online Channel Net Revenues

Net Revenues

The increase in net revenues from digital online channels for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King revenues for the full quarter while the comparable prior period only included King revenues for the partial quarter following the King Closing Date;

•                  revenues recognized from Overwatch, a team-based first-person shooter that was released in May 2016;

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016 with no comparable release in 2015; and

•                  higher revenues recognized from digital content for the Call of Duty franchise, driven by the continued strong digital content performance of Call of Duty: Black Ops III.

The increase was partially offset by lower revenues recognized from Hearthstone.

Change in Deferred Revenues Recognized

The increase in net deferred revenues recognized from digital online channels for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  net deferred revenues recognized from Call of Duty: Infinite Warfare digital content in 2017 as compared to a net deferral of revenues from Call of Duty: Black Ops III digital content in 2016, primarily due to the stronger comparable performance of Call of Duty: Black Ops III;

•                  deferred revenues recognized from Overwatch; and

•                  higher deferred revenues recognized from World of Warcraft, driven by deferred revenues recognized on World of Warcraft: Legion which was released in August 2016 with no comparable release in 2015.

The increase was partially offset by lower deferred revenues recognized from Hearthstone.

Retail Channel Net Revenues

Net Revenues

The decrease in net revenues from retail channels for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title; and

•                  lower revenues recognized from the Destiny franchise.

The decrease was partially offset by:

•                  higher revenues from the Skylanders franchise; and

•                  revenues recognized from Overwatch, a team-based first-person shooter that was released in May 2016.

Change in Deferred Revenues Recognized

The decrease in net deferred revenues recognized from retail channels for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  lower deferred revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title; and

•                  lower deferred revenues recognized from the Destiny franchise.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three months ended March 31, 2017 and 2016 (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016	Increase / (decrease)
Geographic region net revenues:
Americas	$929	$753	$176
EMEA (1)	554	521	33
Asia Pacific	243	181	62
Consolidated net revenues	$1,726	$1,455	$271

(1)         EMEA consists of the Europe, Middle East, and Africa geographic regions.

Americas

The increase in net revenues in the Americas region for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King revenues for the full quarter while the comparable prior period only included King revenues for the partial quarter following the King Closing Date;

•                  revenues recognized from Overwatch, a team-based first-person shooter that was released in May 2016; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016 with no comparable release in 2015.

The increase was partially offset by:

•                  lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title; and

•                  lower revenues recognized from the Destiny franchise.

EMEA

The increase in net revenues in the EMEA region for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to the same drivers and partially offsetting factors as those for the Americas region discussed above.

Asia Pacific

The increase in net revenues in the Asia Pacific region for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  revenues recognized from Overwatch, a team-based first-person shooter that was released in May 2016;

•                  higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King revenues for the full quarter while the comparable prior period only included King revenues for the partial quarter following the King Closing Date; and

•                  higher revenues recognized from World of Warcraft.

The increase was partially offset by lower revenues recognized from Hearthstone.

Net Revenues by Platform

The following tables detail our consolidated net revenues by platform for the three months ended March 31, 2017 and 2016 (amounts in millions):

	For the Three Months Ended March 31,
	2017	2016	Increase/ (Decrease)
Platform net revenues:
Console	$615	$765	$(150)
PC	566	400	166
Mobile and ancillary (1)	475	243	232
Other (2)	70	47	23
Total consolidated net revenues	$1,726	$1,455	$271

(1)         Net revenues from Mobile and ancillary include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(2)         Net revenues from Other include revenues from our MLG, Studios, and Distribution businesses.

Console

The decrease in net revenues from the console platform for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title (although, the lower revenues recognized were partially offset by higher revenues recognized from digital content for the Call of Duty franchise, driven by the continued strong digital content performance of Call of Duty: Black Ops III); and

•                  lower revenues recognized from the Destiny franchise.

The decrease was partially offset by revenues recognized from Overwatch, a team-based first-person shooter that was released in May 2016.

PC

The increase in net revenues from the PC platform for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  revenues recognized from Overwatch, a team-based first-person shooter that was released in May 2016; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016 with no comparable release in 2015.

The increase was partially offset by lower revenues recognized from Hearthstone.

Mobile and ancillary

The increase in net revenues from mobile and ancillary for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King revenues for the full quarter while the comparable prior period only included King revenues for the partial quarter following the King Closing Date. The increase was partially offset by lower revenues recognized from Hearthstone.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues for the three months ended March 31, 2017 and 2016 (amounts in millions):

	Three Months Ended March 31, 2017	% of associated net revenues	Three Months Ended March 31, 2016	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$143	28%	$169	26%	$(26)
Software royalties, amortization, and intellectual property licenses	88	17	128	20	(40)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	232	19	142	18	90
Software royalties, amortization, and intellectual property licenses	122	10	52	6	70
Total cost of revenues	$585	34%	$491	34%	$94

Cost of Revenues—Product Sales:

The decrease in product costs for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to the decreased in consolidated net product revenues for the period.  This was partially offset by product costs resulting from the increased revenues of our relatively lower-margin Distribution business.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  lower developer royalties and lower software amortization from the Destiny franchise due to the timing of releases; and

•                  lower software amortization associated with Guitar Hero® Live, which was released in October 2015 with no comparable release in 2016.

The decrease was partially offset by software amortization from World of Warcraft: Legion, which was released in August 2016 with no comparable release in 2015.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

The increase in game operations and distribution costs for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to higher online costs and platform provider fees associated with revenues from King, as the current period includes King costs for the full quarter while the comparable prior period only included King revenues and associated costs for the partial quarter following the King Closing Date.

The increase in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a full quarter amortization of internally-developed franchise intangible assets acquired in the King Acquisition while the comparable prior period only included a partial quarter of amortization of internally-developed franchise intangible assets following the King Closing Date.

Product Development (amounts in millions)

	March 31, 2017	% of consolidated net revenues	March 31, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$225	13%	$175	12%	$50

The increase in product development costs for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  increased costs related to King as the current period includes a full quarter of costs while the comparable prior period only included King costs for the partial quarter following the King Closing Date; and

•                  higher Blizzard product development costs to support current and future releases and lower capitalization of software development costs due to timing of game development cycles.

The increase was partially offset by lower Activision product development costs, driven by lower accrued bonuses and less spending to support current game releases.

Sales and Marketing (amounts in millions)

	March 31, 2017	% of consolidated net revenues	March 31, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$246	14%	$168	12%	$78

The increase in sales and marketing expenses for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  increased amortization of the customer base intangible assets acquired in the King Acquisition and increased sales and marketing spending to support King’s titles, as the current period includes a full quarter of costs while the comparable prior period only included King costs for the partial quarter following the King Closing Date; and

•                  increased spending on sales and marketing activity to support the Destiny franchise, with Destiny 2, the first sequel to Destiny, expected to launch in September 2017.

The increase was partially offset by lower sales and marketing costs on the Skylanders franchise since there is no planned new game launch in 2017.

General and Administrative (amounts in millions)

	March 31, 2017	% of consolidated net revenues	March 31, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$177	10%	$160	11%	$17

The increase in general and administrative expenses for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to:

•                  increased personnel costs to support the growth of our business and expanding areas of opportunity; and

•                  the inclusion in the current period of a non-cash accounting charge to reclassify certain losses included in our cumulative translation adjustments into earnings due to the substantial liquidation of certain of our foreign entities.

The increase was partially offset by lower transaction costs, as the three months ended March 31, 2016 included higher transaction costs related to the King Acquisition.

Interest and Other Expense (Income), Net (amounts in millions)

	March 31, 2017	% of consolidated net revenues	March 31, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$40	3%	$52	4%	$(12)

The decrease in interest and other expense (income), net for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to our lower total outstanding debt and lower interest rates on our current debt instruments as a result of our refinancing activities in 2016.

Income Tax Expense (amounts in millions)

	March 31, 2017	% of pretax income	March 31, 2016	% of pretax income	Increase (Decrease)
Three Months Ended	$27	6%	$46	11%	$(19)

The income tax expense of $27 million for the three months ended March 31, 2017, reflects an effective tax rate of 6%, which is lower than the effective tax rate of 11% for the three months ended March 31, 2016. The decrease is due to increased excess tax benefits from share-based payments, partially offset by proportionately more earnings generated in jurisdictions that have higher statutory tax rates and an increase of reserves for uncertain tax positions.

The effective tax rate of 6% for the three months ended March 31, 2017 is lower than the US statutory rate of 35%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits, partially offset by an increase of reserves for uncertain tax positions.

Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in the mix of income by tax jurisdiction (as taxes are levied at relatively lower statutory rates in foreign regions and relatively higher statutory rates in the U.S.); research and development credits; changes in enacted tax laws and regulations, rulings, and interpretations thereof, including with respect to tax credits, and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

Further information about our income taxes is provided in Note 10 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business to remain strong and to continue to generate significant operating cash flows. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short- and long-term investments, and cash flows provided by operating activities. With our cash and cash equivalents and short-term investments of $3.3 billion at March 31, 2017, and the expected cash flows provided by our operating activities, we believe that we have sufficient liquidity to meet daily operations for the foreseeable future. We also believe that we have sufficient working capital ($2.1 billion at March 31, 2017) to finance our operational and financing requirements for at least the next 12 months. Additionally, we have the availability of a $250 million revolving credit facility.

As of March 31, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.0 billion, as compared to $1.9 billion as of December 31, 2016. If the cash and cash equivalents held outside of the U.S. are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Sources of Liquidity (amounts in millions)

	March 31, 2017	December 31, 2016	Increase (Decrease)
Cash and cash equivalents	$3,248	$3,245	$3
Short-term investments	10	13	(3)
	$3,258	$3,258	$—

Percentage of total assets	19%	19%

	For the Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Cash flows provided by operating activities	$411	$337	$74
Cash flows used in investing activities	(23)	(1,068)	1,045
Cash flows provided by (used in) financing activities	(404)	1,779	(2,183)
Effect of foreign exchange rate changes	19	1	18
Net increase in cash and cash equivalents	$3	$1,049	$(1,046)

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

Cash flows provided by operating activities for the three months ended March 31, 2017 were $411 million, as compared to $337 million for the three months ended March 31, 2016. The increase was driven by higher net income for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, along with larger adjustments to net income for non-cash charges, which were primarily associated with the amortization of the acquired intangibles in the King Acquisition. The increase was partially offset by changes in our working capital due to the timing of collections and payments.

Cash Flows Used In Investing Activities

The primary drivers of cash flows associated with investing activities typically include capital expenditures, changes in restricted cash balances, and cash used for acquisitions.

Cash flows used in investing activities for the three months ended March 31, 2017 were $23 million, as compared to $1.1 billion for the three months ended March 31, 2016.  The decrease in the cash used was primarily due to cash used for the King Acquisition in the three months ended March 31, 2016, with no comparable transaction in the current period.

Cash Flows Provided By (Used In) Financing Activities

The primary drivers of cash flows used in financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of options, as well as the payment of dividends.

Cash flows used in financing activities for the three months ended March 31, 2017 were $404 million, as compared to cash flows provided by financing activities of $1.8 billion for the three months ended March 31, 2016. The change is primarily attributed to our debt financing activities. For the three months ended March 31, 2017, we had net debt repayments of $500 million, as compared to $1.8 billion of net debt proceeds for the three months ended March 31, 2016, the proceeds of which were used to fund the King Acquisition. The cash flows used in financing activities for the three months ended March 31, 2017 were partially offset by higher proceeds from option exercises of $109 million, as compared to $24 million for the three months ended March 31, 2016.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $19 million and $1 million on our cash and cash equivalents for the three months ended March 31, 2017 and 2016, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the British pound and the Euro.

Debt

As of December 31, 2016, our total outstanding debt was $4.9 billion. bearing interest at a weighted average rate of 2.92%.

On February 3, 2017, we entered into a sixth amendment (the “Sixth Amendment”) to our credit agreement, which was originally executed on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). The Sixth Amendment (i) provided for a new tranche of term loans “A” in an aggregate principal amount of $2.55 billion (the “2017 TLA”) and (ii) released each of our subsidiary guarantors from their respective guarantees provided under the Credit Agreement. All proceeds of the 2017 TLA, together with additional cash on hand of $139 million, were used to fully retire the term loans then outstanding under the Credit Agreement (the “2016 TLA”), including all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of the subsidiary guarantees, are generally the same as the terms of the 2016 TLA. The fees incurred as a result of the Sixth Amendment were not material. The 2017 TLA will mature on August 23, 2021.

During the three months ended March 31, 2017, we reduced our total outstanding term loan balances by $500 million, comprised of $139 million of cash used to retire the 2016 TLA, as discussed above, and a $361 million cash prepayment on the 2017 TLA. As a result of our payments, we satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

As a result of the above activities, our total outstanding debt as of March 31, 2017 was $4.4 billion, bearing interest at a weighted average rate of 3.12%. A summary of our debt as of March 31, 2017, is as follows (amounts in millions):

	At March 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$2,190	$(22)	$2,168
2021 Notes	650	(5)	645
2023 Notes	750	(10)	740
2026 Notes	850	(10)	840
Total long-term debt	$4,440	$(47)	$4,393

A summary of our debt as of December 31, 2016, is as follows (amounts in millions):

	At December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840
Total long-term debt	$4,940	$(53)	$4,887

Refer to Note 7 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share, payable on May 10, 2017, to shareholders of record at the close of business on March 30, 2017. We have recorded $226 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2017.

Capital Expenditures

For the year ending December 31, 2017, we anticipate total capital expenditures of approximately $130 million, primarily for leasehold improvements, computer hardware, and software purchases. During the three months ended March 31, 2017, capital expenditures were $21 million.

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•                  Revenue Recognition including Revenue Arrangements with Multiple Deliverables

•                  Allowances for Returns and Price Protection

•                  Allowance for Inventory Obsolescence

•                  Software Development Costs

•                  Income Taxes

•                  Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets)

•                  Share-Based Payments

During the three months ended March 31, 2017, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a more complete discussion of our critical accounting policies and estimates.

Recently issued accounting pronouncements

Below are recently issued accounting pronouncements that were most significant to our accounting policy activities. For a detailed discussion of all relevant recently issued accounting pronouncements, see Note 15 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Recently adopted accounting pronouncements

Inventory

In July 2015, the FASB issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new standard as of January 1, 2017, and applied it prospectively. The adoption of this guidance did not have a material impact on our financial statements.

Recent accounting pronouncements not yet adopted

Revenue recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. As previously disclosed, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. This potential difference may have a material impact on our consolidated financial statements upon adoption of this new guidance. We are continuing to evaluate the adoption method that we will utilize as well as the additional impacts of this new accounting guidance on our financial statements and related disclosures.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements.

Statement of Cash Flows-Restricted Cash

In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted.

We are evaluating the impact of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the condensed consolidated statements of cash flows for the three months ended March 31, 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash as a result of transferring cash into escrow at December 31, 2015 to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, would not be included as an investing activity in the statement of cash flows.

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

Foreign Currency Forward Contracts Not Designated as Hedges

At March 31, 2017 and December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

At March 31, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $352 million. The fair value of these contracts, all of which have remaining maturities of 12 months or less, was $11 million of net unrealized gains. Additionally, at March 31, 2017, we had $3 million of net realized but unrecognized gains recorded within “Accumulated other comprehensive income (loss)” associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains as of December 31, 2016.

During the three months ended March 31, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges and the amount of pre-tax net realized gains associated with these contracts that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was not material.

In the absence of hedging activities for the three months ended March 31, 2017, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $29 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under our Credit Agreement.  We do not currently use derivative financial instruments to manage interest rate risk. As of March 31, 2017 and December 31, 2016, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would have changed interest expense on an annual basis by approximately $22 million and $27 million, respectively. This estimate does not include a change in interest income from our investment portfolio that may result from such a hypothetical interest rate change nor does it include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure. Refer to Note 7 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding interest rates associated with our debt obligations.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2017, our $3.25 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of March 31, 2017, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

Item 4.                     Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting at March 31, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2017, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.                     Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 4, 2017

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Third Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 2, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 8, 2016).

10.1*	Activision Blizzard, Inc. 2014 Incentive Plan, amended and restated as of March 2, 2017.

10.2*	Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017).

10.3*	Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017).

10.4*	Service Agreement, dated November 2, 2015, between Riccardo Zacconi and the Company.

10.5*	Individual Option and Subscription Agreement, dated as of January 31, 2014.

10.6*	Option Exchange/Supplemental Subscription Agreement, dated as of March 21, 2014.

10.7*	Notice of Share Option Grant, dated as of February 16, 2015, to Riccardo Zacconi.

10.8*	Notice of Restricted Stock Unit Award, dated as of February 16, 2015, to Riccardo Zacconi.

10.9*	Notice of Restricted Stock Unit Award, dated as of November 10, 2015, to Riccardo Zacconi.

10.10*†	King Profit Sharing Plan, effective as of February 23, 2016.

10.11

Sixth Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed February 6, 2017).

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

†Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, (ii) condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016, (iii) condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2017 and March 31, 2016, (iv) condensed consolidated statements of cash flows for the three months ended March 31, 2017 and March 31, 2016; (v) condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2017; and (vi) notes to condensed consolidated financial statements.