Form 10-Q
period 2017-06-30
Activision Blizzard, Inc.
filed 2017-08-03
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding at July 27, 2017 was 754,921,174.

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

The forward-looking statements contained herein are based on information available to Activision Blizzard, Inc. as of the date of this filing and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30, 2017	At December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,278	$3,245
Accounts receivable, net of allowances of $147 and $261, at June 30, 2017 and December 31, 2016, respectively	360	732
Inventories, net	51	49
Software development	349	412
Other current assets	314	392
Total current assets	4,352	4,830
Software development	104	54
Property and equipment, net	246	258
Deferred income taxes, net	398	283
Other assets	466	401
Intangible assets, net	1,479	1,858
Goodwill	9,763	9,768
Total assets	$16,808	$17,452

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$163	$222
Deferred revenues	940	1,628
Accrued expenses and other liabilities	662	806
Total current liabilities	1,765	2,656
Long-term debt, net	4,387	4,887
Deferred income taxes, net	38	44
Other liabilities	903	746
Total liabilities	7,093	8,333
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,183,496,138 and 1,174,163,069 shares issued at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	10,606	10,442
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2017 and December 31, 2016	(5,563)	(5,563)
Retained earnings	5,312	4,869
Accumulated other comprehensive loss	(640)	(629)
Total shareholders’ equity	9,715	9,119
Total liabilities and shareholders’ equity	$16,808	$17,452

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues
Product sales	$481	$501	$989	$1,145
Subscription, licensing, and other revenues	1,150	1,069	2,367	1,880
Total net revenues	1,631	1,570	3,356	3,025

Costs and expenses
Cost of revenues—product sales:
Product costs	130	149	273	318
Software royalties, amortization, and intellectual property licenses	75	80	163	208
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	236	241	468	383
Software royalties, amortization, and intellectual property licenses	120	128	242	180
Product development	252	249	478	424
Sales and marketing	308	322	554	490
General and administrative	171	169	347	329
Total costs and expenses	1,292	1,338	2,525	2,332

Operating income	339	232	831	693
Interest and other expense (income), net	46	65	85	117
Income before income tax expense	293	167	746	576
Income tax expense	50	16	77	62
Net income	$243	$151	$669	$514

Earnings per common share
Basic	$0.32	$0.20	$0.89	$0.69
Diluted	$0.32	$0.20	$0.88	$0.68

Weighted-average number of shares outstanding
Basic	754	739	752	737
Diluted	764	753	763	751

Dividends per common share	$—	$—	$0.30	$0.26

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$243	$151	$669	$514
Other comprehensive income (loss):
Foreign currency translation adjustment	8	(16)	27	(20)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(22)	9	(37)	4
Realized gain on investments, net of tax	(1)	—	(1)	—
Total other comprehensive loss	$(15)	$(7)	$(11)	$(16)
Comprehensive income	$228	$144	$658	$498

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$669	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(103)	(115)
Provision for inventories	7	19
Depreciation and amortization	450	341
Amortization of capitalized software development costs and intellectual property licenses(1)	168	200
Amortization of debt discount, financing costs, and non-cash write-off due to extinguishment of debt	20	12
Share-based compensation expense(2)	71	75
Other	16	—
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	385	377
Inventories	(6)	13
Software development and intellectual property licenses	(154)	(207)
Other assets	(19)	129
Deferred revenues	(733)	(468)
Accounts payable	(68)	(112)
Accrued expenses and other liabilities	(27)	62
Net cash provided by operating activities	676	840

Cash flows from investing activities:
Acquisition of King, net of cash acquired (see Note 14)	—	(4,588)
Release of cash in escrow	—	3,561
Capital expenditures	(52)	(71)
Other investing activities	11	(15)
Net cash used in investing activities	(41)	(1,113)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	130	60
Tax payment related to net share settlements on restricted stock units	(36)	(69)
Dividends paid	(226)	(195)
Proceeds from debt issuances, net of discounts	3,741	2,520
Repayment of long-term debt	(4,251)	(1,566)
Debt financing costs related to debt issuances	(10)	(4)
Net cash (used in) provided by financing activities	(652)	746
Effect of foreign exchange rate changes on cash and cash equivalents	50	(25)
Net increase in cash and cash equivalents	33	448
Cash and cash equivalents at beginning of period	3,245	1,823
Cash and cash equivalents at end of period	$3,278	$2,271

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(Unaudited)

(Amounts and shares in millions, except per share data)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2016	1,174	$—	(429)	$(5,563)	$10,442	$4,869	$(629)	$9,119
Components of comprehensive income:
Net income	—	—	—	—	—	669	—	669
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Issuance of common stock pursuant to employee stock options	8	—	—	—	130	—	—	130
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(37)	—	—	(37)
Share-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	71	—	—	71
Dividends ($0.30 per common share)	—	—	—	—	—	(226)	—	(226)
Balance at June 30, 2017	1,183	$—	(429)	$(5,563)	$10,606	$5,312	$(640)	$9,715

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

Our Segments

As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure such that the Major League Gaming (“MLG”) business now operates as a division of Blizzard Entertainment, Inc. (“Blizzard”). As such, commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, is now a component of the Blizzard operating segment. MLG will be responsible for the operations of the Overwatch LeagueTM, along with other esports events, and will also continue to serve as a multi-platform network for Activision Blizzard esports content.

Based upon our organizational structure, we conduct our business through three reportable segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail channels or digital downloads, including full-game sales and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products which are principally based on our internally-developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) currently for console platforms; and Skylanders®, a franchise geared towards children that brings physical toys to life digitally in the game, primarily for console platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail channels or digital downloads, including subscriptions, full-game sales, and in-game purchases, as well as licenses of software to third-party or related party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard’s games. Commencing with the second quarter of 2017, Blizzard also includes the activities of our MLG business, which is devoted to esports.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for the PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC; and Overwatch®, a team-based first-person shooter for the PC and console platforms.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

2.                                      Inventories, Net

Our inventories, net consist of the following (amounts in millions):

	At June 30, 2017	At December 31, 2016
Finished goods	$42	$40
Purchased parts and components	9	9
Inventories, net	$51	$49

At June 30, 2017, and December 31, 2016, inventory reserves were $32 million and $45 million, respectively.

3.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At June 30, 2017	At December 31, 2016
Internally-developed software costs	$232	$277
Payments made to third-party software developers	221	189
Total software development costs	$453	$466

As of June 30, 2017, and December 31, 2016, intellectual property licenses were not material to our condensed consolidated balance sheets.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of capitalized software development costs and intellectual property licenses	$79	$81	$172	$213

4.                                      Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At June 30, 2017
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(728)	$426
Developed software	2 - 5 years	601	(225)	376
Customer base	2 years	617	(421)	196
Trade names	7 - 10 years	54	(12)	42
Other	1 - 8 years	18	(12)	6
Total definite-lived intangible assets		$2,444	$(1,398)	$1,046

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,479

	At December 31, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(583)	$571
Developed software	3 - 5 years	595	(145)	450
Customer base	2 years	617	(266)	351
Trade names	7 - 10 years	54	(8)	46
Other	1 - 8 years	18	(11)	7
Total definite-lived intangible assets		$2,438	$(1,013)	$1,425

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,858

Amortization expense of intangible assets was $194 million and $385 million for the three and six months ended June 30, 2017, respectively. Amortization expense of intangible assets was $203 million and $285 million for the three and six months ended June 30, 2016, respectively.

At June 30, 2017, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2017 (remaining six months)	$374
2018	364
2019	216
2020	72
2021	11
Thereafter	9
Total	$1,046

5.                                      Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017, are as follows (amounts in millions):

	Activision	Blizzard (1)	King	Total
Balance at December 31, 2016 (1)	$6,903	$190	$2,675	$9,768
Other	(5)	—	—	(5)
Balance at June 30, 2017	$6,898	$190	$2,675	$9,763

(1)               As a result of the change in our operating segments discussed in Note 1, goodwill of $12 million previously reported within the Other segments is now included in the Blizzard reportable segment. The prior period balance has been revised to reflect this change.

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2017 Using
	As of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,925	$2,925	$—	$—	Cash and cash equivalents
Foreign government treasury bills	47	47	—	—	Cash and cash equivalents
Total recurring fair value measurements	$2,972	$2,972	$—	$—

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(9)	$—	$(9)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2016 Using
	As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,921	$2,921	$—	$—	Cash and cash equivalents
Foreign government treasury bills	38	38	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	22	—	22	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Other assets
Total recurring fair value measurements	$2,990	$2,959	$22	$9

ARS represented the only level 3 investment held by the Company as of December 31, 2016. During the six months ended June 30, 2017 we sold our ARS investment. The realized gain on the sale of this investment was not material.

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Not Designated as Hedges

At June 30, 2017 and December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

At June 30, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $356 million. The fair value of these contracts, all of which have remaining maturities of 12 months or less, was $9 million of net unrealized losses. At June 30, 2017, we had approximately $1 million of net realized but unrecognized gains recorded within “Accumulated other comprehensive income (loss)” associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains as of December 31, 2016.

During the three and six months ended June 30, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges. The amount of pre-tax net realized gains associated with these contracts that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and six months ended June 30, 2017 and 2016, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.                                      Debt

Credit Facilities

At December 31, 2016, we had outstanding term loans “A” of approximately $2.7 billion (the “2016 TLA”) and $250 million available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement executed on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”).

On February 3, 2017, we entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment: (i) provided for a new tranche of term loans “A” in an aggregate principal amount of $2.55 billion (the “2017 TLA” and, together with the Revolver, the “Credit Facilities”) and (ii) released each of our subsidiary guarantors from their respective guarantees provided under the Credit Agreement. All proceeds of the 2017 TLA, together with additional cash on hand of $139 million, were used to fully retire the 2016 TLA, including all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of the subsidiary guarantees, are generally the same as the terms of the 2016 TLA. The fees incurred as a result of the Sixth Amendment were not material. At June 30, 2017, the 2017 TLA bore interest at 2.48%. The 2017 TLA will mature on August 23, 2021. We were in compliance with the terms of the Credit Facilities as of June 30, 2017. To date, we have not drawn on the Revolver.

During the six months ended June 30, 2017, we reduced our total outstanding term loan balances by $1.7 billion. This included $139 million of cash used to retire the 2016 TLA, as discussed above, along with prepayments on the 2017 TLA of $361 million made on February 15, 2017 and $1.2 billion made on May 26, 2017. The May prepayment was made using proceeds from a concurrent issuance of $1.2 billion in notes, as discussed further below. As part of that refinancing, we wrote-off unamortized discount and deferred financing costs of $12 million, which is included in “Interest and other expense (income), net” in the condensed consolidated statement of operations.

The prepayments made on our 2017 TLA have satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for further details regarding our Credit Agreement, key terms, and amendments made to our Credit Agreement.

Unsecured Senior Notes

At December 31, 2016, we had the following unsecured senior notes outstanding:

•                  $750 million of 6.125% unsecured senior notes due September 2023 that we issued on September 19, 2013 (the “2023 Notes”), in a private offering made in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”); and

•                  $650 million of 2.3% unsecured senior notes due September 2021 (the “Unregistered 2021 Notes”) and $850 million of 3.4% unsecured senior notes due September 2026 (the “Unregistered 2026 Notes”) that we issued on September 19, 2016, in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act.

In connection with the issuance of the Unregistered 2021 Notes and the Unregistered 2026 Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), among the Company, and the representatives of the initial purchasers of the Unregistered 2021 Notes and the Unregistered 2026 Notes. Under the Registration Rights Agreement, we were required to use commercially reasonable efforts to, within one year of the issue date of the Unregistered 2021 Notes and the Unregistered 2026 Notes, among other things, (1) file a registration statement with respect to an offer to exchange each series of the Unregistered 2021 Notes and the Unregistered 2026 Notes for new notes that were substantially identical in all material respects (except for the provisions relating to the transfer restrictions and payment of additional interest) (the “Exchange Offer”), and (2) cause that registration statement (the “Exchange Offer Registration Statement”) to be declared effective by the SEC under the Securities Act. The Exchange Offer Registration Statement was declared effective by the SEC on April 28, 2017 and we completed the Exchange Offer on June 1, 2017, such that all the Unregistered 2021 Notes and Unregistered 2026 Notes were exchanged for registered 2021 notes (the “2021 Notes”) and registered 2026 notes (the “2026 Notes”).

In addition, on May 26, 2017, in a public underwritten offering, we issued $400 million of 2.6% unsecured senior notes due June 2022 (the “2022 Notes”), $400 million of 3.4% unsecured senior notes due June 2027 (the “2027 Notes”), and $400 million of 4.5% unsecured senior notes due June 2047 (the “2047 Notes”, and together with the 2021 Notes, the 2022 Notes, the 2023 Notes, the 2026 Notes, and the 2027 Notes, the “Notes”), which were outstanding at June 30, 2017.

We may redeem some or all of the 2022 Notes, the 2027 Notes and the 2047 Notes, in whole or in part, at any time on or after May 15, 2022, March 15, 2027 and December 15, 2046, respectively, and in each case at 100% of the aggregate principal amount thereof plus accrued and unpaid interest. In addition, we may redeem some or all of the 2022 Notes, the 2027 Notes, and the 2047 Notes prior to May 15, 2022, March 15, 2027 and December 15, 2046, respectively, and in each case at a price equal to 100% of the aggregate principal amount thereof plus a “make-whole” premium and accrued and unpaid interest.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase the 2022 Notes, the 2027 Notes, and the 2047 Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest. These repurchase requirements are considered clearly and closely related to the 2022 Notes, the 2027 Notes, and the 2047 Notes and were not accounted for separately upon issuance.

The 2022 Notes, the 2027 Notes, and the 2047 Notes contain covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions.

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured. The Company was in compliance with the terms of each of the Notes as of June 30, 2017.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes, the 2023 Notes, and 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of June 30, 2017 and December 31, 2016, we had accrued interest payable of $30 million and $25 million, respectively, related to the Notes.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for further details regarding our key terms under our indentures that govern the 2021 Notes, the 2023 Notes, and the 2026 Notes.

Interest Expense and Financing Costs

Fees and discounts associated with the issuance of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and is amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

In connection with the May 2017 note issuances, we incurred approximately $20 million of discounts and financing costs that were capitalized and recorded within “Long-term debt, net” in our condensed consolidated balance sheet.

For the three and six months ended June 30, 2017, interest expense was $36 million and $71 million, respectively; amortization of the debt discount and deferred financing costs was $2 million and $9 million, respectively; and commitment fees for the Revolver were not material. For the three and six months ended June 30, 2016, interest expense was $55 million and $107 million, respectively; amortization of the debt discount and deferred financing costs was $8 million and $13 million, respectively; and commitment fees for the Revolver were not material.

A summary of our debt is as follows (amounts in millions):

	At June 30, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(9)	$981
2021 Notes	650	(5)	645
2022 Notes	400	(4)	396
2023 Notes	750	(10)	740
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(53)	$4,387

	At December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840
Total long-term debt	$4,940	$(53)	$4,887

As of June 30, 2017, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2017 (remaining six months)	$—
2018	—
2019	—
2020	—
2021	1,640
Thereafter	2,800
Total	$4,440

With the exception of the 2023 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets), the carrying values of our debt instruments approximated their fair value as of June 30, 2017, as the interest rates are similar to current rates at which we can borrow funds over the selected interest periods. At June 30, 2017, based on Level 2 inputs, the fair value of the 2023 Notes was $809 million.

At December 31, 2016, the carrying value of the 2016 TLA approximated its fair value, based on Level 2 inputs. At December 31, 2016, based on Level 2 inputs, the fair values of the 2021 Notes, 2023 Notes, and 2026 Notes were $635 million, $818 million, and $808 million, respectively.

8.                                      Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at June 30, 2017 and 2016, were as follows (amounts in millions):

	For the Six Months Ended June 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2016	$(659)	$29	$1	$(629)
Other comprehensive income (loss) before reclassifications	11	(28)	1	(16)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	16	(9)	(2)	5
Balance at June 30, 2017	$(632)	$(8)	$—	$(640)

	For the Six Months Ended June 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2015	$(630)	$(4)	$1	$(633)
Other comprehensive income (loss) before reclassifications	(20)	2	—	(18)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	2	—	2
Balance at June 30, 2016	$(650)	$—	$1	$(649)

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

Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments. As discussed in Note 1, commencing with the second quarter of 2017, we made changes to our operating segments which reflect the changes in our organization and reporting structure. Our MLG business, which was previously included in the non-reportable “Other segments,” is now presented within the Blizzard reportable operating segment. Prior period amounts have been revised to reflect this change. The change had no impact on consolidated net revenues or operating income.

Information on the reportable segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2017 and 2016 are presented below (amounts in millions):

	For the Three Months Ended June 30,
	2017	2016	2017	2016
	Net revenues		Operating income and income before income tax expense
Activision	$316	$332	$87	$88
Blizzard	566	741	225	329
King	480	484	164	176
Reportable segments total	1,362	1,557	476	593

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	56	52	(5)	(5)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	213	(39)	105	(108)
Share-based compensation expense	—	—	(39)	(41)
Amortization of intangible assets	—	—	(194)	(203)
Fees and other expenses related to the King Acquisition (2)	—	—	(5)	(4)
Other non-cash charges (4)	—	—	1	—
Consolidated net revenues / operating income	$1,631	$1,570	$339	$232
Interest and other expense (income), net			46	65
Consolidated income before income tax expense			$293	$167

	For the Six Months Ended June 30,
	2017	2016	2017	2016
	Net revenues		Operating income and income before income tax expense
Activision	$532	$692	$111	$187
Blizzard	1,009	1,038	384	413
King	954	691	330	243
Reportable segments total	2,495	2,421	825	843

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	119	96	(3)	(3)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	742	508	501	261
Share-based compensation expense	—	—	(73)	(85)
Amortization of intangible assets	—	—	(384)	(285)
Fees and other expenses related to the King Acquisition (2)	—	—	(9)	(38)
Restructuring costs (3)	—	—	(11)	—
Other non-cash charges (4)	—	—	(15)	—
Consolidated net revenues / operating income	$3,356	$3,025	$831	$693
Interest and other expense (income), net			85	117
Consolidated income before income tax expense			$746	$576

(1)               Other segments include other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Other segments also include unallocated corporate income and expenses.

(2)               Reflects fees and other expenses, such as legal, banking and professional services fees, primarily related to the King Acquisition and associated integration activities, inclusive of related debt financings.

(3)               Reflects restructuring charges incurred, primarily severance costs.

(4)               Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

Geographic information presented below for the three and six months ended June 30, 2017 and 2016, is based on the location of the paying customer. Net revenues from external customers by geographic region were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues by geographic region:
Americas	$858	$860	$1,787	$1,613
EMEA (1)	538	507	1,092	1,028
Asia Pacific	235	203	477	384
Total consolidated net revenues	$1,631	$1,570	$3,356	$3,025

(1)               EMEA consists of the Europe, Middle East, and Africa geographic regions.

The Company’s net revenues in the U.S. were 46% and 48% of consolidated net revenues for the three months ended June 30, 2017 and 2016, respectively. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the three months ended June 30, 2017 and 2016. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended June 30, 2017 or 2016.

The Company’s net revenues in the U.S. were 47% of consolidated net revenues for both the six months ended June 30, 2017 and 2016. The Company’s net revenues in the U.K. were 10% and 11% of consolidated net revenues for the six months ended June 30, 2017 and 2016, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the six months ended June 30, 2017 or 2016.

Net revenues by platform were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues by platform:
Console	$568	$650	$1,182	$1,415
PC	508	411	1,072	811
Mobile and ancillary (1)	493	454	969	697
Other (2)	62	55	133	102
Total consolidated net revenues	$1,631	$1,570	$3,356	$3,025

(1)               Net revenues from Mobile and ancillary include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(2)               Net revenues from Other include revenues from our Studios and Distribution businesses, as well as revenues from MLG.

Long-lived assets by geographic region at June 30, 2017 and December 31, 2016, were as follows (amounts in millions):

	At June 30, 2017	At December 31, 2016
Long-lived assets (1) by geographic region:
Americas	$153	$154
EMEA	76	87
Asia Pacific	17	17
Total long-lived assets by geographic region	$246	$258

(1)               The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

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

The income tax expense of $50 million for the three months ended June 30, 2017, reflects an effective tax rate of 17%, which is higher than the effective tax rate of 10% for the three months ended June 30, 2016. The increase is due to a decrease in excess tax benefits from share-based payments and an increase in reserves for uncertain tax positions, partially offset by a higher mix of foreign earnings taxed at relatively lower statutory rates.

The income tax expense of $77 million for the six months ended June 30, 2017, reflects an effective tax rate of 10%, which is lower than the effective tax rate of 11% for the six months ended June 30, 2016. The decrease is due to an increase in excess tax benefits from share-based payments and a higher mix of foreign earnings taxed at relatively lower statutory rates, partially offset by an increase in reserves for uncertain tax positions.

The effective tax rate of 17% and 10% for the three and six months ended June 30, 2017, respectively, is lower than the U.S. statutory rate of 35%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits, partially offset by an increase in reserves for uncertain tax positions.

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

11.                               Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Consolidated net income	$243	$151	$669	$514
Less: Distributed earnings to unvested share-based awards that participate in earnings	—	—	—	(2)
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	—	(1)	—	(1)
Numerator for basic and diluted earnings per common share—income available to common shareholders	$243	$150	$669	$511

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	754	739	752	737
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	10	14	11	14
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	764	753	763	751
Basic earnings per common share	$0.32	$0.20	$0.89	$0.69
Diluted earnings per common share	$0.32	$0.20	$0.88	$0.68

Certain of our unvested restricted stock units meet the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents. Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For both the three and six months ended June 30, 2017, on a weighted-average basis, we had outstanding unvested restricted stock units of less than 1 million shares of common stock that are participating in earnings. For both the three and six months ended June 30, 2016, on a weighted-average basis, we had outstanding unvested restricted stock units of 3 million shares of common stock that participated in earnings.

The vesting of certain of our employee-related restricted stock units and options are contingent upon the satisfaction of pre-defined performance measures. These shares are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 9 million shares are not included in the computation of diluted earnings per share for both the three and six months ended June 30, 2017 as their respective performance measures had not yet been met. Approximately 10 million shares are not included in the computation of diluted earnings per share for both the three and six months ended June 30, 2016 as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire less than 1 million and 5 million shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2017, respectively, and options to acquire 4 million shares of common stock were not included in the calculation of diluted earnings per common share for both the three and six months ended June 30, 2016, as the effect of their inclusion would be anti-dilutive.

12.                               Capital Transactions

Repurchase Program

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of June 30, 2017, we have not repurchased any shares under this program.

Dividends

On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share. On May 10, 2017, we made an aggregate cash dividend payment of $226 million to shareholders of record at the close of business on March 30, 2017. On May 26, 2017, we made related dividend equivalent payments of less than $1 million to certain holders of restricted stock units.

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

During the six months ended June 30, 2016, the Company incurred $38 million of expenses related to the King Acquisition, which are included within “General and administrative” in the condensed consolidated statements of operations. In connection with the debt financing that occurred on the King Closing Date, we incurred $38 million of discounts and financing costs that were capitalized and recorded within “Long-term debt, net” on our condensed consolidated balance sheet.

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

Identifiable Intangible Assets Acquired and Goodwill

The internally-developed franchises, customer base, developed software, and trade name intangible assets will be amortized to “Cost of revenues—subscription, licensing, and other revenues: Software royalties, amortization, and intellectual property licenses,” “Sales and marketing,” “Cost of revenues—subscription, licensing, and other revenues: Software royalties, amortization, and intellectual property licenses,” and “General and administrative,” respectively. The intangible assets will be amortized over their estimated useful lives in proportion to the economic benefits received.

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

King Net Revenue and Earnings

The amount of net revenue and earnings attributable to King in the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2016, the period of the King Acquisition, are included in the table below. The amounts presented represent the net revenues and earnings after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues.

(in millions)	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Net revenues	$458	$641
Net loss	$(49)	$(99)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and King for the six months ended June 30, 2016, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The 2016 pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit-sharing bonus plan established as part of the King Acquisition, and interest expense from the new debt, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition related costs of approximately $64 million for the six months ended June 30, 2016.

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

(in millions)	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Net revenues	$1,570	$3,305
Net income	$140	$470
Basic earnings per common share	$0.19	$0.63
Diluted earnings per common share	$0.19	$0.62

15.                               Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Inventory

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new standard as of January 1, 2017, and applied it prospectively. The adoption of this guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. We anticipate adopting the accounting standard on January 1, 2018, using the modified retrospective method, which recognizes the cumulative effect upon adoption as an adjustment to retained earnings at the adoption date.

As previously disclosed, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we will be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. We expect this difference to primarily impact revenues from our Call of Duty franchise. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are hosted service arrangements and we do not expect any significant impact on the accounting for our sales of these games. Nonetheless, this difference may have a material impact on our consolidated financial statements upon adoption of the new guidance.

We are continuing to evaluate the additional impacts of this new accounting guidance on our financial statements and related disclosures.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements. Currently, we do not plan to early adopt this new standard.

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

We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the condensed consolidated statements of cash flows for 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash resulting from the transfer of cash into escrow at December 31, 2015 to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, would not be included as an investing activity in the statement of cash flows.

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

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. We are the result of the 2008 business combination (the “Business Combination”) by and among the Company (then known as Activision, Inc.), Vivendi S.A. (“Vivendi”), and Vivendi Games, Inc., an indirect wholly-owned subsidiary of Vivendi. In connection with the consummation of the Business Combination, Activision, Inc. was renamed Activision Blizzard, Inc.

The common stock of Activision Blizzard is traded on The NASDAQ Stock Market under the ticker symbol “ATVI.”

The King Acquisition

On February 23, 2016 (the “King Closing Date”), we acquired King Digital Entertainment, a leading interactive mobile entertainment company (“King”), by purchasing all of its outstanding shares (the “King Acquisition”). We made this acquisition because we believe that the addition of King’s highly complementary mobile business positions us as a global leader in interactive entertainment across mobile, console, and PC platforms, as well as positioning us for future growth. The aggregate purchase price of approximately $5.8 billion was funded primarily with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. King’s results of operations since the King Closing Date are included in our condensed consolidated financial statements.

Our Segments

As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure such that the Major League Gaming (“MLG”) business now operates as a division of Blizzard Entertainment, Inc. (“Blizzard”). As such, commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, is now a component of the Blizzard operating segment. MLG will be responsible for the operations of the Overwatch LeagueTM, along with other esports events, and will also continue to serve as a multi-platform network for Activision Blizzard esports content.

Based on our organizational structure, we conduct our business through three reportable segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”), is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail channels or digital downloads, including full-game sales and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets and sells products which are principally based on our internally-developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) currently for console platforms; and Skylanders®, a franchise geared towards children that brings physical toys to life digitally in the game, primarily for console platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail channels or digital downloads, including subscriptions, full-game sales, and in-game purchases, as well as licenses of software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard’s games. Commencing with the second quarter of 2017, Blizzard also includes the activities of our MLG business, which is devoted to esports.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game (“MMORPG”) for the PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC; and Overwatch®, a team-based first-person shooter for the PC and console platforms.

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

Business Results and Highlights

Financial Results

During the three months ended June 30, 2017:

•                  consolidated net revenues increased 4% to $1.63 billion and consolidated operating income increased 46% to $339 million, as compared to consolidated net revenues of $1.57 billion and consolidated operating income of $232 million for the three months ended June 30, 2016;

•                  revenues from digital online channels increased 15% to $1.31 billion, as compared to $1.14 billion for the three months ended June 30, 2016;

•                  operating margin was 20.8%, as compared with 14.8% for the three months ended June 30, 2016, with the higher margin being primarily due to an increased percentage of revenues coming from higher-margin online digital channels;

•                  consolidated net income increased 61% to $243 million, as compared to $151 million for the three months ended June 30, 2016;

•                  consolidated net income included $13 million of excess tax benefits from share-based payments, as compared to $24 million for the three months ended June 30, 2016; and

•                  our diluted earnings per common share increased 60% to $0.32, as compared to $0.20 for the three months ended June 30, 2016.

During the six months ended June 30, 2017:

•                  consolidated net revenues increased 11% to $3.36 billion and consolidated operating income increased 20% to $831 million, as compared to consolidated net revenues of $3.03 billion and consolidated operating income of $693 million for the six months ended June 30, 2016;

•                  revenues from digital online channels increased 30% to $2.69 billion, as compared to $2.07 billion for the six months ended June 30, 2016;

•                  operating margin was 24.8%, as compared with 22.9% for the six months ended June 30, 2016, with the higher margin being primarily due to an increased percentage of revenues coming from higher-margin online digital channels;

•                  cash flows generated from operating activities were $676 million, a decrease of 20%, as compared to $840 million for the six months ended June 30, 2016;

•                  consolidated net income increased 30% to $669 million, as compared to $514 million for the six months ended June 30, 2016;

•                  consolidated net income included $82 million of excess tax benefits from share-based payments, as compared to $51 million for the six months ended June 30, 2016; and

•                  our diluted earnings per common share increased 29% to $0.88, as compared to $0.68 for the six months ended June 30, 2016.

Since certain of our games are hosted or include online functionality that represents an essential component of gameplay and, as a result, a more-than-inconsequential separate deliverable, we initially defer the software-related revenues from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues for the three and six months ended June 30, 2017 include a net effect of $213 million and $742 million, respectively, from the recognition of deferred net revenues. Operating income for the three and six months ended June 30, 2017 includes a net effect of $105 million and $501 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Release Highlights

Games and digital downloadable content that were released during the three months ended June 30, 2017 include:

•                  Activision’s Continuum, the second downloadable content pack for Call of Duty: Infinite Warfare™;

•                  Activision’s Call of Duty: Black Ops III Zombies Chronicles, a downloadable content pack of remastered zombies maps from Call of Duty: World at War, Call of Duty: Black Ops, and Call of Duty: Black Ops II;

•                  Activision’s Crash Bandicoot™ N. Sane Trilogy, a remastered version for PlayStation 4 of the first three Crash Bandicoot games;

•                  Blizzard’s Journey to Un’Goro™, the latest expansion to Hearthstone; and

•                  Blizzard’s Rise of the Necromancer™, a downloadable content pack for Diablo III.

Monthly Active Users: Measuring the Size of Our User Base

We monitor monthly active users (“MAUs”) as a key measure of the overall size of our user base. MAUs are the number of individuals who played a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing that total by the number of months in the period. An individual who plays two of our games would be counted as two users. In addition, due to technical limitations, for Activision and King, an individual who plays the same game on two platforms or devices in the relevant period would be counted as two users. For Blizzard, an individual who plays the same game on two platforms or devices in the relevant period would generally be counted as a single user.

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

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Activision	47	48	51	46	49	55
Blizzard	46	41	41	42	33	26
King	314	342	355	394	409	463
Total	407	431	447	482	491	544

Average MAUs decreased by 24 million, or 6%, for the quarter ended June 30, 2017, as compared to the quarter ended March 31, 2017. The decrease in King’s average MAUs is due to decreases across franchises reflecting the maturity of released titles, as well as a decrease in Bubble Witch 3 Saga MAUs during the current quarter given the title launched in the prior quarter. The increase in Blizzard’s average MAUs is due primarily to higher MAUs for the Hearthstone and Heroes of the Storm franchises, in part due to content and feature releases during the quarter.

Average MAUs decreased by 84 million, or 17%, for the quarter ended June 30, 2017, as compared to the quarter ended June 30, 2016. The decrease in King’s average MAUs is due to decreases across King’s franchises that are largely attributable to less engaged users leaving the network. This decrease is partially offset by the increase in Blizzard’s average MAUs, driven by the release of Overwatch in May 2016, along with higher MAUs for the Hearthstone and Heroes of the Storm franchises.

Management’s Overview of Business Trends

Interactive Entertainment and Mobile Gaming Growth

Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry has grown, on average, 19% annually over the last four calendar years. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions increasingly gain access to this form of entertainment.

Further, the wide adoption of smart phones globally and the free-to-play business model on those platforms has increased the total addressable market for gaming significantly. Smart phones and associated free-to-play games have introduced gaming to new age groups and new regions and allowed gaming to occur more widely outside the home. Mobile gaming is now estimated to be larger than console and PC gaming and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games. In addition, our other business units have mobile efforts underway that present the opportunity for us to drive additional player investment from our franchises.

Opportunities to Expand Franchises Outside of Games

Our fans spend significant time investing in our franchises through purchases of our game content, whether through purchases of full games or downloadable content, or via microtransactions. Given the passion our players have for our franchises, we believe there are emerging opportunities to drive player investment outside of game purchases. These opportunities include esports, film and television, and consumer products. Our efforts to build these additional opportunities are still relatively nascent, but we view them as potentially significant sources of future revenues.

As part of our efforts to take advantage of the esports opportunity, and as announced in July 2017, we completed the sale of the first Overwatch LeagueTM teams for major global cities to seven entrepreneurs and leaders from esports and traditional sports. The Overwatch League is the first major global professional esports league with city-based teams.

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

The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Each of the top 10 console franchises in 2016 was a previously established franchise. Similarly, according to U.S rankings for the Apple App Store and Google Play Store, per App Annie Intelligence as of June 2017, the top 10 mobile games have an average tenure of 26 months.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
Net revenues
Product sales	$481	29%	$501	32%	$989	29%	$1,145	38%
Subscription, licensing, and other revenues	1,150	71	1,069	68	2,367	71	1,880	62
Total net revenues	1,631	100	1,570	100	3,356	100	3,025	100

Costs and expenses:
Cost of revenues—product sales:
Product costs	130	27	149	30	273	28	318	28
Software royalties, amortization, and intellectual property licenses	75	16	80	16	163	16	208	18
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	236	21	241	23	468	20	383	20
Software royalties, amortization, and intellectual property licenses	120	10	128	12	242	10	180	10
Product development	252	15	249	16	478	14	424	14
Sales and marketing	308	19	322	21	554	17	490	16
General and administrative	171	10	169	11	347	10	329	11
Total costs and expenses	1,292	79	1,338	85	2,525	75	2,332	77

Operating income	339	21	232	15	831	25	693	23
Interest and other expense (income), net	46	3	65	4	85	3	117	4
Income before income tax expense	293	18	167	11	746	22	576	19
Income tax expense	50	3	16	1	77	2	62	2
Net income	$243	15%	$151	10%	$669	20%	$514	17%

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase/(decrease) in deferred net revenues recognized for the three and six months ended June 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Increase / (decrease)	% Change	2017	2016	Increase / (decrease)	% Change
Consolidated net revenues	$1,631	$1,570	$61	4%	$3,356	$3,025	$331	11%
Net effect from recognition (deferral) of deferred net revenues	213	(39)	252		742	508	234

Consolidated Net Revenues

Q2 2017 vs. Q2 2016

The increase in consolidated net revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to:

•                  higher revenues recognized from Overwatch, which was released in May 2016; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion™ in August 2016, with no comparable release in 2015.

The increase was partially offset by lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare® Remastered), which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

YTD Q2 2017 vs. YTD Q2 2016

The increase in consolidated net revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  higher revenues recognized from Overwatch;

•                  higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King revenues for the full year-to-date period, while the comparable prior period only included King revenues for the partial period following the King Closing Date; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion™ in August 2016, with no comparable release in 2015.

The increase was partially offset by lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III.

Change in Deferred Revenues Recognized

Q2 2017 vs. Q2 2016

The increase in net deferred revenues recognized for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to higher deferred revenues recognized from Overwatch. The increase was partially offset by lower deferred revenues recognized from Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net deferred revenues recognized for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  net deferred revenues recognized from Overwatch in 2017 as compared to a net deferral of revenues in the comparable prior period due to Overwatch’s release in May 2016; and

•                  higher deferred revenues recognized from World of Warcraft, driven by deferred revenues recognized from World of Warcraft: Legion.

The increase was partially offset by lower deferred revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $28 million and $61 million on Activision Blizzard’s consolidated net revenues for the three and six months ended June 30, 2017, respectively, as compared to the impact on net revenues for the three and six months ended June 30, 2016. The changes are primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

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

Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments. As discussed in the “Business Overview” above, commencing with the second quarter of 2017, we made changes to our operating segments which reflect the changes in our organization and reporting structure. Our MLG business, which was previously included in the non-reportable “Other segments,” is now presented within the Blizzard reportable operating segment. Prior period amounts have been revised to reflect this change. This change had no impact on consolidated net revenues or operating income.

Information on the reportable segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and six months ended June 30, 2017 and 2016 are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	2017	2016	Increase / (Decrease)
Segment net revenues:
Activision	$316	$332	$(16)	$532	$692	$(160)
Blizzard	566	741	(175)	1,009	1,038	(29)
King	480	484	(4)	954	691	263
Reportable segments net revenues total	1,362	1,557	(195)	2,495	2,421	74

Reconciliation to consolidated net revenues:
Other segments (1)	56	52		119	96
Net effect from recognition (deferral) of deferred net revenues (2)	213	(39)		742	508
Consolidated net revenues	$1,631	$1,570		$3,356	$3,025

Segment income (loss) from operations:
Activision	$87	$88	$(1)	$111	$187	$(76)
Blizzard	225	329	(104)	384	413	(29)
King	164	176	(12)	330	243	87
Reportable segment income from operations total	476	593	(117)	825	843	(18)

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Other segments (1)	(5)	(5)		(3)	(3)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	105	(108)		501	261
Share-based compensation expense	(39)	(41)		(73)	(85)
Amortization of intangible assets	(194)	(203)		(384)	(285)
Fees and other expenses related to the King Acquisition (2)	(5)	(4)		(9)	(38)
Restructuring costs (3)	—	—		(11)	—
Other non-cash charges (4)	1	—		(15)	—
Consolidated operating income	339	232		831	693
Interest and other expense (income), net	46	65		85	117
Consolidated income before income tax expense	$293	$167		$746	$576

(1)                                 Other segments include other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Other segments also include unallocated corporate income and expenses.

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

Segment Net Revenues

Activision

Q2 2017 vs. Q2 2016

The decrease in Activision’s net revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to lower revenues from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title.

The decrease was partially offset by:

•                  revenues from the Call of Duty: Black Ops III downloadable content pack, Zombies Chronicles, which was released in May 2017, with no comparable prior year release, as well as continued in-game microtransactions from Call of Duty: Black Ops III; and

•                  revenues from the release of the Crash Bandicoot N. Sane Trilogy in June 2017.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in Activision’s net revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the same drivers and partially offsetting factors as those for the three months ended June 30, 2017 discussed above.

Blizzard

Q2 2017 vs. Q2 2016

The decrease in Blizzard’s net revenues for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to lower revenues from Overwatch, which was released in May 2016. The decrease was partially offset by the prior-year negative impact of a reserve established in the second quarter of 2016 due to a value-added tax (VAT) audit, with no comparable reserve established for the three months ended June 30, 2017.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in Blizzard’s net revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to lower revenues from Overwatch, partially offset by higher revenues from World of Warcraft.

King

Q2 2017 vs. Q2 2016

King’s net revenues for the three months ended June 30, 2017, were comparable to net revenues for the three months ended June 30, 2016. This was driven by slight declines in revenues across King’s various franchises, partially offset by higher revenues from the Bubble Witch franchise due to the release of Bubble Witch 3 Saga at the beginning of 2017.

YTD Q2 2017 vs. YTD Q2 2016

The increase in King’s net revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the current period including King revenues for the full year-to-date period, while the comparable prior period only included King revenues for the partial period following the King Closing Date.

Segment Income from Operations

Activision

Q2 2017 vs. Q2 2016

Activision’s operating income for the three months ended June 30, 2017, was comparable to the three months ended June 30, 2016, despite the decrease in revenues discussed above. This was driven by:

•                  an increased percentage of revenues coming from higher-margin online digital channels;

•                  lower product development costs from the Skylanders franchise, as we do not have a new release title planned for 2017; and

•                  offset by, higher sales and marketing costs for the Destiny franchise given the expected Destiny 2 release in September 2017, with no comparable release in the prior year.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in Activision’s operating income for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the lower revenues discussed above. The decrease was also due to higher sales and marketing costs for the Destiny franchise given the expected Destiny 2 release in September 2017, with no comparable release in the prior year.

The decrease was partially offset by:

•                  lower product development costs, driven by lower costs for the Skylanders franchise and lower accrued bonuses; and

•                  lower sales and marketing costs for the Skylanders franchise, as we do not have a new release title planned for 2017.

Blizzard

Q2 2017 vs. Q2 2016

The decrease in Blizzard’s operating income for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to the lower revenues discussed above. This was partially offset by lower sales and marketing costs for Overwatch given its launch in May 2016.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in Blizzard’s operating income for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to higher product development costs resulting from lower capitalization of software development costs due to the timing of game development cycles. This was partially offset by lower sales and marketing costs for Overwatch given its launch in May 2016.

King

Q2 2017 vs. Q2 2016

The decrease in King’s operating income for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to slightly higher product development and sales and marketing costs, partially offset by lower professional services fees.

YTD Q2 2017 vs. YTD Q2 2016

The increase in King’s operating income for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the current period including King’s results of operations for the full year-to-date period, while the comparable prior period only included King’s results of operations for the partial period following the King Closing Date.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $18 million and $33 million on reportable segment net revenues for the three and six months ended June 30, 2017, respectively, as compared to the impact on reportable segment net revenues for the three and six months ended June 30, 2016. The changes are primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel for the three and six months ended June 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Increase / (decrease)	2017	2016	Increase / (decrease)
Net revenues by distribution channel
Digital online channels (1)	$1,309	$1,141	$168	$2,694	$2,067	$627
Retail channels	260	374	(114)	529	856	(327)
Other (2)	62	55	7	133	102	31
Total consolidated net revenues	$1,631	$1,570	$61	$3,356	$3,025	$331

The increase/(decrease) in deferred revenues recognized by distribution channel for the three and six months ended June 30, 2017 and 2016, was as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Increase / (decrease)	2017	2016	Increase / (decrease)
Increase/(decrease) in deferred revenues recognized by distribution channel:
Digital online channels (1)	$31	$(261)	$292	$350	$(132)	$482
Retail channels	180	222	(42)	385	640	(255)
Other (2)	2	—	2	7	—	7
Net effect from recognition (deferral) of deferred net revenues	$213	$(39)	$252	$742	$508	$234

(1) We define revenues from Digital online channels as revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2) Net revenues from Other include revenues from our Studios and Distribution businesses, as well as revenues from MLG.

Digital Online Channel Net Revenues

Net Revenues

Q2 2017 vs. Q2 2016

The increase in net revenues from digital online channels for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to:

•                  higher revenues recognized from Overwatch, which was released in May 2016; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2015.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net revenues from digital online channels for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the same drivers as those for the three months ended June 30, 2017 discussed above.  The increase was also due to higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King’s revenues for the full year-to-date period, while the comparable prior period only included King’s revenues for the partial period following the King Closing Date.

Change in Deferred Revenues Recognized

Q2 2017 vs. Q2 2016

The increase in net deferred revenues recognized from digital online channels for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to higher deferred revenues recognized from Overwatch.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net deferred revenues recognized from digital online channels for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  net deferred revenues recognized from Overwatch in 2017, as compared to a net deferral of revenues in the comparable prior period, due to Overwatch’s release in May 2016;

•                  higher deferred revenues recognized from the Call of Duty franchise (the weaker performance of Call of Duty: Infinite Warfare digital content in the current period as compared to Call of Duty: Blacks Ops III in the prior period has resulted in less deferrals of revenues from digital content in 2017 as compared to 2016 and, as a result, higher deferred revenues recognized in the current period); and

•                  higher deferred revenues recognized from World of Warcraft, driven by deferred revenues recognized from World of Warcraft: Legion.

Retail Channel Net Revenues

Net Revenues

Q2 2017 vs. Q2 2016

The decrease in net revenues from retail channels for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title. The decrease was partially offset by revenues from the release of the Crash Bandicoot N. Sane Trilogy in June 2016, which had no comparable prior year release.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in net revenues from retail channels for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the same drivers and partially offsetting factors as those for the three months ended June 30, 2017 discussed above.

Change in Deferred Revenues Recognized

Q2 2017 vs. Q2 2016

The decrease in net deferred revenues recognized from retail channels for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to lower deferred revenues recognized from Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III. The decrease was partially offset by net deferred revenues recognized from Overwatch in 2017, as compared to a net deferral of revenues in the comparable prior period, due to Overwatch’s release in May 2016.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in net deferred revenues recognized from retail channels for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the same drivers and partially offsetting factors as those for the three months ended June 30, 2017 discussed above.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and six months ended June 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Increase / (decrease)	2017	2016	Increase / (decrease)
Geographic region net revenues:
Americas	$858	$860	$(2)	$1,787	$1,613	$174
EMEA (1)	538	507	31	1,092	1,028	64
Asia Pacific	235	203	32	477	384	93
Consolidated net revenues	$1,631	$1,570	$61	$3,356	$3,025	$331

(1)   EMEA consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q2 2017 vs. Q2 2016

Net revenues in the Americas region for the three months ended June 30, 2017, were comparable to the three months ended June 30, 2016. Net revenues were comparable as the lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title, were partially offset by higher revenues recognized from Overwatch, which was released in May 2016.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net revenues in the Americas region for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King’s revenues for the full year-to-date period, while the comparable prior period only included King’s revenues for the partial period following the King Closing Date;

•                  higher revenues recognized from Overwatch; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2015.

The increase was partially offset by lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III.

EMEA

Q2 2017 vs. Q2 2016

The increase in net revenues in the EMEA region for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to:

•                  the prior-year negative impact of a reserve established in the second quarter of 2016 due to a value-added tax (VAT) audit, with no comparable reserve established for the three months ended June 30, 2017; and

•                  higher revenues recognized from Overwatch.

The increase was partially offset by lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net revenues in the EMEA region for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the same drivers and partially offsetting factors as those for Americas region discussed above for the six months ended June 30, 2017.

Asia Pacific

Q2 2017 vs. Q2 2016

The increase in net revenues in the Asia Pacific region for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to higher revenues recognized from Overwatch.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net revenues in the Asia Pacific region for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to higher revenues recognized from Overwatch.

Net Revenues by Platform

The following tables detail our consolidated net revenues by platform for the three and six months ended June 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	Increase/ (Decrease)	2017	2016	Increase/ (Decrease)
Platform net revenues:
Console	$568	$650	$(82)	$1,182	$1,415	$(233)
PC	508	411	97	1,072	811	261
Mobile and ancillary (1)	493	454	39	969	697	272
Other (2)	62	55	7	133	102	31
Total consolidated net revenues	$1,631	$1,570	$61	$3,356	$3,025	$331

(1)   Net revenues from Mobile and ancillary include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(2)   Net revenues from Other include revenues from our Studios and Distribution businesses, as well as revenues from MLG.

Console

Q2 2017 vs. Q2 2016

The decrease in net revenues from the console platform for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title. The decrease was partially offset by:

•                  higher revenues recognized from Overwatch, which was released in May 2016; and

•                  revenues from the release of the Crash Bandicoot N. Sane Trilogy in June 2017.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in net revenues from the console platform for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the same drivers and partially offsetting factors as those for the three months ended June 30, 2017 discussed above. The decrease was also driven by lower revenues recognized from the Destiny franchise.

PC

Q2 2017 vs. Q2 2016

The increase in net revenues from the PC platform for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to:

•                  higher revenues recognized from Overwatch; and

•                  higher revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2015.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net revenues from the PC platform for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the same drivers as those for the three months ended June 30, 2017 discussed above.

Mobile and Ancillary

Q2 2017 vs. Q2 2016

The increase in net revenues from mobile and ancillary for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to higher revenues from the Bubble Witch franchise, driven by the release of Bubble Witch 3 Saga.

YTD Q2 2017 vs. YTD Q2 2016

The increase in net revenues from mobile and ancillary for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to higher revenues from King titles, driven by the Candy Crush franchise, as the current period includes King’s revenues for the full year-to-date period, while the comparable prior period only included King’s revenues for the partial period following the King Closing Date.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues for the three and six months ended June 30, 2017 and 2016 (amounts in millions):

	Three Months Ended June 30, 2017	% of associated net revenues	Three Months Ended June 30, 2016	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$130	27%	$149	30%	$(19)
Software royalties, amortization, and intellectual property licenses	75	16	80	16	(5)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	236	21	241	23	(5)
Software royalties, amortization, and intellectual property licenses	120	10	128	12	(8)
Total cost of revenues	$561	34%	$598	38%	$(37)

	Six Months Ended June 30, 2017	% of associated net revenues	Six Months Ended June 30, 2016	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$273	28%	$318	28%	$(45)
Software royalties, amortization, and intellectual property licenses	163	16	208	18	(45)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	468	20	383	20	85
Software royalties, amortization, and intellectual property licenses	242	10	180	10	62
Total cost of revenues	$1,146	34%	$1,089	36%	$57

Cost of Revenues—Product Sales:

Q2 2017 vs. Q2 2016

The decrease in product costs for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to:

•                  lower product costs associated with the Skylanders franchise, which tends to have relatively higher product costs given the hardware components; and

•                  a relative increase in revenues coming from digital online channels, which typically have relatively lower product costs.

Software royalties, amortization, and intellectual property licenses related to product sales were comparable for the three months ended June 30, 2017 and the three months ended June 30, 2016.

YTD Q2 2017 vs. YTD Q2 2016

The decrease in product costs for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to the decrease in product sales for the period. This was partially offset by increased product costs resulting from the increased revenues of our relatively lower-margin Distribution business.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  lower developer royalties and software amortization associated with the Destiny franchise, due to the timing of releases; and

•                  lower software amortization associated with Guitar Hero® Live, which was released in October 2015, with no comparable release in 2016.

The decrease was partially offset by software amortization from World of Warcraft: Legion, which was released in August 2016, with no comparable release in 2015.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q2 2017 vs. Q2 2016

Game operations and distribution costs, and software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended June 30, 2017, were comparable to the three months ended June 30, 2016.

YTD Q2 2017 vs. YTD Q2 2016

The increase in game operations and distribution costs for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to higher online costs and platform provider fees associated with revenues from King, as the current period includes King’s costs for a full year-to-date period, while the comparable prior period only included King’s revenues and associated costs for the partial period following the King Closing Date.

The increase in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to a full year-to-date period amortization of internally-developed franchise intangible assets acquired in the King Acquisition, while the comparable prior period only included a partial period of amortization of internally-developed franchise intangible assets following the King Closing Date.

Product Development (amounts in millions)

	June 30, 2017	% of consolidated net revenues	June 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$252	15%	$249	16%	$3
Six Months Ended	$478	14%	$424	14%	$54

Q2 2017 vs. Q2 2016

Product development costs for the three months ended June 30, 2017, were comparable to the three months ended June 30, 2016.

YTD Q2 2017 vs. YTD Q2 2016

The increase in product development costs for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  higher Blizzard product development costs to support current and future releases and lower capitalization of software development costs due to the timing of game development cycles; and

•                  increased costs related to King, as the current period includes a full year-to-date period of costs, while the comparable prior period only included King’s costs for the partial period following the King Closing Date.

The increase was partially offset by lower Activision product development costs, driven by lower accrued bonuses.

Sales and Marketing (amounts in millions)

	June 30, 2017	% of consolidated net revenues	June 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$308	19%	$322	21%	$(14)
Six Months Ended	$554	17%	$490	16%	$64

Q2 2017 vs. Q2 2016

The decrease in sales and marketing expenses for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to lower sales and marketing costs for Overwatch given it launched in May 2016. The decrease was partially offset by higher sales and marketing costs for the Destiny franchise given the expected Destiny 2 release in September 2017, with no comparable release in the prior year.

YTD Q2 2017 vs. YTD Q2 2016

The increase in sales and marketing expenses for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  increased amortization of the customer base intangible assets acquired in the King Acquisition and increased sales and marketing costs to support King’s titles, as the current period includes a full year-to-date period of costs, while the comparable prior period only included King’s costs for the partial period following the King Closing Date; and

•                  higher sales and marketing costs for the Destiny franchise given the expected Destiny 2 release in September 2017, with no comparable release in the prior year.

The increase was partially offset by lower sales and marketing costs for Overwatch given it launched in May 2016.

General and Administrative (amounts in millions)

	June 30, 2017	% of consolidated net revenues	June 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$171	10%	$169	11%	$2
Six Months Ended	$347	10%	$329	11%	$18

Q2 2017 vs. Q2 2016

For the three months ended June 30, 2017, general and administrative expenses were comparable to the three months ended June 30, 2016.

YTD Q2 2017 vs. YTD Q2 2016

The increase in general and administrative expenses for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was primarily due to:

•                  increased personnel costs to support the growth of our business and expanding areas of opportunity; and

•                  the inclusion in the current period of a non-cash accounting charge to reclassify certain losses included in our cumulative translation adjustments into earnings due to the substantial liquidation of certain of our foreign entities.

The increase was partially offset by lower transaction costs, as the six months ended June 30, 2016 included the King Acquisition.

Interest and Other Expense (Income), Net (amounts in millions)

	June 30, 2017	% of consolidated net revenues	June 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$46	3%	$65	4%	$(19)
Six Months Ended	$85	3%	$117	4%	$(32)

The decrease in interest and other expense (income), net for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, was primarily due to our lower total outstanding debt and lower interest rates on our current debt instruments as a result of our refinancing activities in 2016 and 2017.

The decreases were partially offset by write-offs of unamortized discount and deferred financing costs as a result of our debt refinancing and paydown activities. See further discussion below under “Liquidity and Capital Resources.”

Income Tax Expense (amounts in millions)

	June 30, 2017	% of pretax income	June 30, 2016	% of pretax income	Increase (Decrease)
Three Months Ended	$50	17%	$16	10%	$34
Six Months Ended	$77	10%	$62	11%	$15

The income tax expense of $50 million for the three months ended June 30, 2017, reflects an effective tax rate of 17%, which is higher than the effective tax rate of 10% for the three months ended June 30, 2016. The increase is due to a decrease in excess tax benefits from share-based payments and an increase in reserves for uncertain tax positions, partially offset by a higher mix of foreign earnings taxed at relatively lower statutory rates.

The income tax expense of $77 million for the six months ended June 30, 2017, reflects an effective tax rate of 10%, which is lower than the effective tax rate of 11% for the six months ended June 30, 2016. The decrease is due to an increase in excess tax benefits from share-based payments and a higher mix of foreign earnings taxed at relatively lower statutory rates, partially offset by an increase in reserves for uncertain tax positions.

The effective tax rate of 17% and 10% for the three and six months ended June 30, 2017, respectively, is lower than the U.S. statutory rate of 35%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits, partially offset by an increase in reserves for uncertain tax positions.

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

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business to remain strong and to continue to generate significant operating cash flows. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short- and long-term investments, and cash flows provided by operating activities. With our cash and cash equivalents and short-term investments of $3.3 billion at June 30, 2017, and the expected cash flows provided by our operating activities, we believe that we have sufficient liquidity to meet daily operations for the foreseeable future. We also believe that we have sufficient working capital ($2.6 billion at June 30, 2017) to finance our operational and financing requirements for at least the next 12 months. Additionally, we have the availability of a $250 million revolving credit facility.

As of June 30, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.1 billion, as compared to $1.9 billion as of December 31, 2016. If the cash and cash equivalents held outside of the U.S. are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Sources of Liquidity (amounts in millions)

	June 30, 2017	December 31, 2016	Increase (Decrease)
Cash and cash equivalents	$3,278	$3,245	$33
Short-term investments	8	13	(5)
	$3,286	$3,258	$28
Percentage of total assets	20%	19%

	For the Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$676	$840	$(164)
Net cash used in investing activities	(41)	(1,113)	1,072
Net cash (used in) provided by financing activities	(652)	746	(1,398)
Effect of foreign exchange rate changes	50	(25)	75
Net increase in cash and cash equivalents	$33	$448	$(415)

Net Cash Provided by Operating Activities

The primary drivers of net cash flows associated with our operating activities include the collection of customer receivables generated from the sale of our products and services. These collections are typically partially offset by: payments to vendors for the manufacturing, distribution, and marketing of our products; payments for customer service support for our consumers; payments to third-party developers and intellectual property holders; payments for interest on our debt; payments for software development; payments for tax liabilities; and payments to our workforce.

Net cash provided by operating activities for the six months ended June 30, 2017 was $676 million, as compared to $840 million for the six months ended June 30, 2016. The decrease was primarily due to the timing of the launches of our games, as the prior period included cash flows from the launch of Overwatch in May 2016, with no comparable launch in the current period. The decrease was partially offset by:

•                  higher net income for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, along with larger adjustments to net income for non-cash charges, which were primarily associated with the amortization of the acquired intangibles in the King Acquisition; and

•                  changes in our working capital due to the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the six months ended June 30, 2017 was $41 million, as compared to $1.1 billion for the six months ended June 30, 2016. The decrease in the cash used was primarily due to cash used for the King Acquisition in the six months ended June 30, 2016, with no comparable transaction in the current period.

Net Cash (Used in) Provided by Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the six months ended June 30, 2017 was $652 million, as compared to net cash provided by financing activities of $746 million for the six months ended June 30, 2016. The change was primarily attributed to our debt financing activities. For the six months ended June 30, 2017, we had net debt repayments of $500 million, as compared to approximately $950 million of net debt proceeds for the six months ended June 30, 2016. The cash flows used in financing activities for the six months ended June 30, 2017 were partially offset by higher proceeds from stock option exercises of $130 million, as compared to $60 million for the six months ended June 30, 2016.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $50 million and a negative impact of $25 million on our cash and cash equivalents for the six months ended June 30, 2017 and 2016, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the British pound and the Euro.

Debt

As of December 31, 2016, our total outstanding debt was $4.9 billion, bearing interest at a weighted average rate of 2.92%.

On February 3, 2017, we entered into a sixth amendment (the “Sixth Amendment”) to our credit agreement, which was originally executed on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). The Sixth Amendment: (i) provided for a new tranche of term loans “A” in an aggregate principal amount of $2.55 billion (the “2017 TLA”) and (ii) released each of our subsidiary guarantors from their respective guarantees provided under the Credit Agreement. All proceeds of the 2017 TLA, together with additional cash on hand of $139 million, were used to fully retire the term loans then outstanding (the “2016 TLA”) under the Credit Agreement, including all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of the subsidiary guarantees, are generally the same as the terms of the 2016 TLA. The fees incurred as a result of the Sixth Amendment were not material. The 2017 TLA will mature on August 23, 2021.

On May 26, 2017, in a public underwritten offering, we issued three series of unsecured senior notes—$400 million of 2.6% unsecured senior notes due June 2022, $400 million of 3.4% unsecured senior notes due June 2027, and $400 million of 4.5% unsecured senior notes due June 2047. The proceeds from these unsecured senior notes, together with cash on hand, were used to make a prepayment of $1.2 billion on our 2017 TLA.

During the six months ended June 30, 2017, we reduced our total outstanding long-term debt by $500 million. This included $139 million of cash used to retire the 2016 TLA, as discussed above, along with a prepayment on the 2017 TLA of $361 million. The prepayment made on our 2017 TLA satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

As a result of the above activities, our total outstanding debt as of June 30, 2017 was $4.4 billion, bearing interest at a weighted average rate of 3.52%. A summary of our debt as of June 30, 2017, is as follows (amounts in millions):

	At June 30, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(9)	$981
2021 Notes	650	(5)	645
2022 Notes	400	(4)	396
2023 Notes	750	(10)	740
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(53)	$4,387

A summary of our debt as of December 31, 2016, was as follows (amounts in millions):

	At December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840
Total long-term debt	$4,940	$(53)	$4,887

Refer to Note 7 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share. On May 10, 2017, we made an aggregate cash dividend payment of $226 million to shareholders of record at the close of business on March 30, 2017. On May 26, 2017, we made related dividend equivalent payments of less than $1 million to certain holders of restricted stock units.

Capital Expenditures

For the year ending December 31, 2017, we anticipate total capital expenditures of approximately $135 million, primarily for leasehold improvements, computer hardware, and software purchases. During the six months ended June 30, 2017, capital expenditures were $52 million.

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•                  Revenue Recognition including Revenue Arrangements with Multiple Deliverables;

•                  Allowances for Returns and Price Protection;

•                  Allowance for Inventory Obsolescence;

•                  Software Development Costs;

•                  Income Taxes;

•                  Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets); and

•                  Share-Based Payments.

During the six months ended June 30, 2017, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a more complete discussion of our critical accounting policies and estimates.

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

Recently Adopted Accounting Pronouncements

Inventory

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new standard as of January 1, 2017, and applied it prospectively. The adoption of this guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. This guidance will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. We anticipate adopting the accounting standard on January 1, 2018, using the modified retrospective method, which recognizes the cumulative effect upon adoption as an adjustment to retained earnings at the adoption date.

As previously disclosed, we believe the adoption of the new revenue recognition standard may have a significant impact on the accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we will be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. We expect this difference to primarily impact revenues from our Call of Duty franchise. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are hosted service arrangements and we do not expect any significant impact on the accounting for our sales of these games. Nonetheless, this difference may have a material impact on our consolidated financial statements upon adoption of the new guidance.

We are continuing to evaluate the additional impacts of this new accounting guidance on our financial statements and related disclosures.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented. We are evaluating the impact of this new accounting guidance on our financial statements. Currently, we do not plan to early adopt this new standard.

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

We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the condensed consolidated statements of cash flows for 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash resulting from the transfer of cash into escrow at December 31, 2015 to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, would not be included as an investing activity in the statement of cash flows.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include Euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions will result in reduced revenues, operating expenses, net income and cash flows from our international operations. Similarly, our revenues, operating expenses, net income, and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We monitor currency volatility throughout the year.

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

The fair values of our foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Not Designated as Hedges

At June 30, 2017 and December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

At June 30, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $356 million. The fair value of these contracts, all of which have remaining maturities of 12 months or less, was $9 million of net unrealized losses. At June 30, 2017, we had approximately $1 million of net realized but unrecognized gains recorded within “Accumulated other comprehensive income (loss)” associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains as of December 31, 2016.

During the three and six months ended June 30, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges and the amount of pre-tax net realized gains associated with these contracts that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was not material.

In the absence of hedging activities for the six months ended June 30, 2017, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $63 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under our Credit Agreement. We do not currently use derivative financial instruments to manage interest rate risk. As of June 30, 2017, and December 31, 2016, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would have changed interest expense on an annual basis by approximately $10 million and $27 million, respectively. This estimate does not include a change in interest income from our investment portfolio that may result from such a hypothetical interest rate change, nor does it include the effects of other actions that we may take in the future to mitigate this risk, or any changes in our financial structure. Refer to Note 7 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding interest rates associated with our debt obligations.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2017, our $3.28 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of June 30, 2017, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

Item 4.       Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2017, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  August 3, 2017

ACTIVISION BLIZZARD, INC.

/s/ SPENCER NEUMANN	/s/ STEPHEN WEREB
Spencer Neumann	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Third Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 2, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 8, 2016).

4.1

Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed May 26, 2017).

4.2

Supplemental Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee, including forms of certificates for the Company’s 2.600% Notes due 2022, 3.400% Notes due 2027 and 4.500% Notes due 2047 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).

10.1*	Employment Agreement, dated May 5, 2017, between Activision Blizzard, Inc. and Spencer Neumann (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed May 11, 2017).

10.2*	Employment Agreement, dated May 5, 2017, between Activision Blizzard, Inc. and Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed May 11, 2017).

10.3*	Notice of Stock Option Award, dated as of May 8, 2017, to Michael Morhaime.

10.4*	Employment Agreement, dated May 10, 2017, between Activision Blizzard, Inc. and Dennis Durkin (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, filed May 11, 2017).

10.5*	Employment Agreement, dated May 10, 2017, between Activision Blizzard, Inc. and Collister Johnson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 11, 2017).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Spencer Neumann pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Spencer Neumann pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, (ii) condensed consolidated statements of operations for the three and six months ended June 30, 2017 and June 30, 2016, (iii) condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and June 30, 2016, (iv) condensed consolidated statements of cash flows for the six months ended June 30, 2017 and June 30, 2016; (v) condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2017; and (vi) notes to condensed consolidated financial statements.