Form 10-Q
period 2017-09-30
Activision Blizzard, Inc.
filed 2017-11-02
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding at October 26, 2017 was 756,099,455.

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

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners. All dollar amounts referred to in or contemplated by this Quarterly Report on Form 10-Q refer to United States dollars, unless otherwise explicitly stated to the contrary.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30, 2017	At December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,576	$3,245
Accounts receivable, net of allowances of $172 and $261, at September 30, 2017 and December 31, 2016, respectively	888	732
Inventories, net	94	49
Software development	377	412
Other current assets	451	392
Total current assets	5,386	4,830
Software development	114	54
Property and equipment, net	254	258
Deferred income taxes, net	439	283
Other assets	469	401
Intangible assets, net	1,292	1,858
Goodwill	9,764	9,768
Total assets	$17,718	$17,452

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$313	$222
Deferred revenues	1,373	1,628
Accrued expenses and other liabilities	703	806
Total current liabilities	2,389	2,656
Long-term debt, net	4,388	4,887
Deferred income taxes, net	40	44
Other liabilities	934	746
Total liabilities	7,751	8,333
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,184,733,296 and 1,174,163,069 shares issued at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	10,671	10,442
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2017 and December 31, 2016	(5,563)	(5,563)
Retained earnings	5,501	4,869
Accumulated other comprehensive loss	(642)	(629)
Total shareholders’ equity	9,967	9,119
Total liabilities and shareholders’ equity	$17,718	$17,452

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues
Product sales	$384	$355	$1,373	$1,501
Subscription, licensing, and other revenues	1,234	1,213	3,601	3,093
Total net revenues	1,618	1,568	4,974	4,594

Costs and expenses
Cost of revenues—product sales:
Product costs	149	111	422	429
Software royalties, amortization, and intellectual property licenses	37	42	200	250
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	249	237	717	620
Software royalties, amortization, and intellectual property licenses	117	139	359	319
Product development	273	249	750	673
Sales and marketing	345	340	899	830
General and administrative	191	156	539	486
Total costs and expenses	1,361	1,274	3,886	3,607

Operating income	257	294	1,088	987
Interest and other expense (income), net	37	63	121	181
Income before income tax expense	220	231	967	806
Income tax expense	32	32	109	93
Net income	$188	$199	$858	$713

Earnings per common share
Basic	$0.25	$0.27	$1.14	$0.96
Diluted	$0.25	$0.26	$1.12	$0.94

Weighted-average number of shares outstanding
Basic	755	742	753	739
Diluted	766	756	764	753

Dividends per common share	$—	$—	$0.30	$0.26

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$188	$199	$858	$713
Other comprehensive income (loss):
Foreign currency translation adjustment	9	—	36	(20)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(8)	(4)	(45)	—
Unrealized gains (losses) on investments, net of tax	(3)	—	(4)	—
Total other comprehensive loss	$(2)	$(4)	$(13)	$(20)
Comprehensive income	$186	$195	$845	$693

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$858	$713
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(138)	(200)
Provision for inventories	9	29
Depreciation and amortization	670	584
Amortization of capitalized software development costs and intellectual property licenses (1)	202	248
Amortization of debt discount, financing costs, and non-cash write-off due to extinguishment of debt	22	26
Share-based compensation expense (2)	118	107
Other	15	—
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	(140)	395
Inventories	(50)	(32)
Software development and intellectual property licenses	(227)	(295)
Other assets	(70)	85
Deferred revenues	(320)	(396)
Accounts payable	78	(76)
Accrued expenses and other liabilities	28	108
Net cash provided by operating activities	1,055	1,296

Cash flows from investing activities:
Purchases of available-for-sale investments	(80)	—
Acquisition of King, net of cash acquired (see Note 14)	—	(4,588)
Release of cash in escrow	—	3,561
Capital expenditures	(86)	(99)
Other investing activities	10	(24)
Net cash used in investing activities	(156)	(1,150)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	150	86
Tax payment related to net share settlements on restricted stock units	(44)	(76)
Dividends paid	(226)	(195)
Proceeds from debt issuances, net of discounts	3,741	6,878
Repayment of long-term debt	(4,251)	(4,604)
Other financing activities	(10)	(6)
Net cash (used in) provided by financing activities	(640)	2,083
Effect of foreign exchange rate changes on cash and cash equivalents	72	(23)
Net increase in cash and cash equivalents	331	2,206
Cash and cash equivalents at beginning of period	3,245	1,823
Cash and cash equivalents at end of period	$3,576	$4,029

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2016	1,174	$—	(429)	$(5,563)	$10,442	$4,869	$(629)	$9,119
Components of comprehensive income:
Net income	—	—	—	—	—	858	—	858
Other comprehensive loss	—	—	—	—	—	—	(13)	(13)
Issuance of common stock pursuant to employee stock options	10	—	—	—	150	—	—	150
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(43)	—	—	(43)
Share-based compensation expense related to employee stock options and restricted stock rights	—	—	—	—	122	—	—	122
Dividends ($0.30 per common share)	—	—	—	—	—	(226)	—	(226)
Balance at September 30, 2017	1,185	$—	(429)	$(5,563)	$10,671	$5,501	$(642)	$9,967

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

Our Segments

As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure such that the Major League Gaming (“MLG”) business now operates as a division of Blizzard Entertainment, Inc. (“Blizzard”). As such, commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, is now a component of the Blizzard operating segment. MLG is responsible for the operations of the Overwatch LeagueTM, along with other esports events, and will also continue to serve as a multi-platform network for Activision Blizzard esports content.

Based upon our organizational structure, we conduct our business through three reportable segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products which are principally based on our internally-developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for console and PC platforms; and Skylanders®, a franchise geared towards children that brings physical toys to life digitally in the game, primarily for console platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as licenses of software to third-party or related party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard’s games. As noted above, Blizzard also includes the activities of our MLG business, which is devoted to esports.

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

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google’s Android and Apple’s iOS. King also distributes its content and services on online social platforms, such as Facebook and the king.com websites. King’s games are free-to-play, however, players can acquire in-game items, either with virtual currency the players purchase or directly using real currency.

King’s key product franchises, all of which are for the PC and mobile platforms, include: Candy Crush™, which features “match three” games; Farm Heroes™, which also features “match three” games; Pet Rescue™, which is a “clicker” game; and Bubble Witch™, which features “bubble shooter” games.

Other

We also engage in other businesses that do not represent reportable segments, including:

•                  the Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and which, in October 2017, released the second season of the animated TV series Skylanders™ Academy on Netflix; and

•                  the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

2.             Inventories, Net

Inventories, net, consist of the following (amounts in millions):

	At September 30, 2017	At December 31, 2016
Finished goods	$80	$40
Purchased parts and components	14	9
Inventories, net	$94	$49

At September 30, 2017 and December 31, 2016, inventory reserves were $21 million and $45 million, respectively.

3.             Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At September 30, 2017	At December 31, 2016
Internally-developed software costs	$266	$277
Payments made to third-party software developers	225	189
Total software development costs	$491	$466

As of September 30, 2017 and December 31, 2016, intellectual property licenses were not material to our condensed consolidated balance sheets.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of capitalized software development costs and intellectual property licenses	$34	$47	$206	$260

4.             Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At September 30, 2017
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(799)	$355
Developed software	2 - 5 years	601	(264)	337
Customer base	2 years	617	(497)	120
Trade names	7 - 10 years	54	(14)	40
Other	1 - 15 years	19	(12)	7
Total definite-lived intangible assets		$2,445	$(1,586)	$859

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,292

	At December 31, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(583)	$571
Developed software	3 - 5 years	595	(145)	450
Customer base	2 years	617	(266)	351
Trade names	7 - 10 years	54	(8)	46
Other	1 - 8 years	18	(11)	7
Total definite-lived intangible assets		$2,438	$(1,013)	$1,425

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,858

Amortization expense of intangible assets was $188 million and $573 million for the three and nine months ended September 30, 2017, respectively. Amortization expense of intangible assets was $211 million and $496 million for the three and nine months ended September 30, 2016, respectively.

At September 30, 2017, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2017 (remaining three months)	$186
2018	364
2019	216
2020	72
2021	11
Thereafter	10
Total	$859

5.             Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017, are as follows (amounts in millions):

	Activision	Blizzard (1)	King	Total
Balance at December 31, 2016 (1)	$6,903	$190	$2,675	$9,768
Other	(4)	—	—	(4)
Balance at September 30, 2017	$6,899	$190	$2,675	$9,764

(1)               As a result of the change in our operating segments discussed in Note 1, goodwill of $12 million previously reported within the “Other segments” is now included in the “Blizzard” reportable segment. The prior period balance has been revised to reflect this change.

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2017 Using
	As of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,355	$3,355	$—	$—	Cash and cash equivalents
Foreign government treasury bills	49	49	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	80	80	—	—	Other current assets
Total recurring fair value measurements	$3,484	$3,484	$—	$—

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(10)	$—	$(10)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2016 Using
	As of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,921	$2,921	$—	$—	Cash and cash equivalents
Foreign government treasury bills	38	38	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	22	—	22	—	Other current assets
Auction rate securities (“ARS”)	9	—	—	9	Other assets
Total recurring fair value measurements	$2,990	$2,959	$22	$9

ARS represented the only Level 3 investment held by the Company as of December 31, 2016. During the nine months ended September 30, 2017, we sold our ARS investment. The realized gain on the sale of this investment was not material.

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Not Designated as Hedges

At September 30, 2017 and December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

At September 30, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $328 million. The fair value of these contracts, all of which have remaining maturities of 15 months or less, was $10 million of net unrealized losses. At September 30, 2017, we had approximately $6 million of net realized but unrecognized losses recorded within “Accumulated other comprehensive income (loss)” associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains as of December 31, 2016.

During the three and nine months ended September 30, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges. The amount of pre-tax net realized gains (losses) associated with these contracts that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and nine months ended September 30, 2017 and 2016, there were no impairment charges related to assets that are measured on a non-recurring basis.

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

At September 30, 2017, the 2017 TLA bore interest at 2.49%. We were in compliance with the terms of the Credit Facilities as of September 30, 2017. To date, we have not drawn on the Revolver.

During the nine months ended September 30, 2017, we reduced our total outstanding term loan balances by $1.7 billion. This included $139 million of cash used to retire the 2016 TLA, as discussed above, along with prepayments on the 2017 TLA of $361 million made on February 15, 2017, and $1.2 billion made on May 26, 2017. The May prepayment was made using proceeds from a concurrent issuance of $1.2 billion in notes, as discussed further below. As part of that refinancing, we wrote-off unamortized discount and deferred financing costs of $12 million, which is included in “Interest and other expense (income), net” in the condensed consolidated statement of operations.

The prepayments made on our 2017 TLA have satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for further details regarding the Credit Agreement, key terms, and amendments made to the Credit Agreement.

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

In connection with the issuance of the Unregistered 2021 Notes and the Unregistered 2026 Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), among the Company, and the representatives of the initial purchasers of the Unregistered 2021 Notes and the Unregistered 2026 Notes. Under the Registration Rights Agreement, we were required to use commercially reasonable efforts to, within one year of the issue date of the Unregistered 2021 Notes and the Unregistered 2026 Notes, among other things, (1) file a registration statement with respect to an offer to exchange each series of the Unregistered 2021 Notes and the Unregistered 2026 Notes for new notes that were substantially identical in all material respects (except for the provisions relating to the transfer restrictions and payment of additional interest) (the “Exchange Offer”), and (2) cause that registration statement (the “Exchange Offer Registration Statement”) to be declared effective by the SEC under the Securities Act. The Exchange Offer Registration Statement was declared effective by the SEC on April 28, 2017, and we completed the Exchange Offer on June 1, 2017, such that all the Unregistered 2021 Notes and Unregistered 2026 Notes were exchanged for registered 2021 notes (the “2021 Notes”) and registered 2026 notes (the “2026 Notes”).

In addition, on May 26, 2017, in a public underwritten offering, we issued $400 million of 2.6% unsecured senior notes due June 2022 (the “2022 Notes”), $400 million of 3.4% unsecured senior notes due June 2027 (the “2027 Notes”), and $400 million of 4.5% unsecured senior notes due June 2047 (the “2047 Notes”, and together with the 2021 Notes, the 2022 Notes, the 2023 Notes, the 2026 Notes, and the 2027 Notes, the “Notes”), which were outstanding at September 30, 2017.

We may redeem some or all of the 2022 Notes, the 2027 Notes and the 2047 Notes, in whole or in part, at any time on or after May 15, 2022, March 15, 2027, and December 15, 2046, respectively, and in each case at 100% of the aggregate principal amount thereof plus accrued and unpaid interest. In addition, we may redeem some or all of the 2022 Notes, the 2027 Notes, and the 2047 Notes prior to May 15, 2022, March 15, 2027, and December 15, 2046, respectively, and in each case at a price equal to 100% of the aggregate principal amount thereof plus a “make-whole” premium and accrued and unpaid interest.

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Credit Facilities described above. The Notes are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured. The Company was in compliance with the terms of each of the Notes as of September 30, 2017.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes, the 2023 Notes, and 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, we had accrued interest payable of $18 million and $25 million, respectively, related to the Notes.

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

For the three and nine months ended September 30, 2017, interest expense was $39 million and $110 million, respectively; amortization of the debt discount and deferred financing costs was $2 million and $10 million, respectively; and commitment fees for the Revolver were not material. For the three and nine months ended September 30, 2016, interest expense was $50 million and $158 million, respectively; amortization of the debt discount and deferred financing costs was $4 million and $16 million, respectively; and commitment fees for the Revolver were not material.

A summary of our debt is as follows (amounts in millions):

	At September 30, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(5)	645
2022 Notes	400	(4)	396
2023 Notes	750	(10)	740
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(52)	$4,388

	At December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840
Total long-term debt	$4,940	$(53)	$4,887

As of September 30, 2017, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2017 (remaining three months)	$—
2018	—
2019	—
2020	—
2021	1,640
Thereafter	2,800
Total	$4,440

With the exception of the 2023 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets), the carrying values of our debt instruments approximated their fair value as of September 30, 2017, as the interest rates are similar to current rates at which we can borrow funds over the selected interest periods. At September 30, 2017, based on Level 2 inputs, the fair value of the 2023 Notes was $804 million.

At December 31, 2016, the carrying value of the 2016 TLA approximated its fair value, based on Level 2 inputs. At December 31, 2016, based on Level 2 inputs, the fair values of the 2021 Notes, 2023 Notes, and 2026 Notes were $635 million, $818 million, and $808 million, respectively.

8.             Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at September 30, 2017 and 2016, were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2016	$(659)	$29	$1	$(629)
Other comprehensive income (loss) before reclassifications	20	(38)	(2)	(20)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	16	(7)	(2)	7
Balance at September 30, 2017	$(623)	$(16)	$(3)	$(642)

	For the Nine Months Ended September 30, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2015	$(630)	$(4)	$1	$(633)
Other comprehensive income (loss) before reclassifications	(20)	(1)	—	(21)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	1	—	1
Balance at September 30, 2016	$(650)	$(4)	$1	$(653)

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

Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments. As discussed in Note 1, commencing with the second quarter of 2017, we made changes to our operating segments which reflect the changes in our organization and reporting structure. Our MLG business, which was previously included in the non-reportable “Other segments,” is now presented within the “Blizzard” reportable operating segment. Prior period amounts have been revised to reflect this change. The change had no impact on consolidated net revenues or operating income.

Information on the reportable segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2017 and 2016, are presented below (amounts in millions):

	For the Three Months Ended September 30,
	2017	2016	2017	2016
	Net revenues		Operating income and income before income tax expense
Activision	$759	$377	$261	$123
Blizzard	531	729	168	316
King	528	459	208	138
Reportable segments total	1,818	1,565	637	577

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	84	65	(12)	(2)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(284)	(62)	(132)	(33)
Share-based compensation expense	—	—	(47)	(33)
Amortization of intangible assets	—	—	(187)	(211)
Fees and other expenses related to the King Acquisition (2)	—	—	(3)	(4)
Other non-cash charges (4)	—	—	1	—
Consolidated net revenues / operating income	$1,618	$1,568	$257	$294
Interest and other expense (income), net			37	63
Consolidated income before income tax expense			$220	$231

	For the Nine Months Ended September 30,
	2017	2016	2017	2016
	Net revenues		Operating income and income before income tax expense
Activision	$1,291	$1,069	$371	$309
Blizzard	1,539	1,767	552	730
King	1,482	1,149	538	381
Reportable segments total	4,312	3,985	1,461	1,420

Reconciliation to consolidated net revenues / consolidated income before income tax expense:
Other segments (1)	204	162	(15)	(5)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	458	447	370	228
Share-based compensation expense	—	—	(120)	(118)
Amortization of intangible assets	—	—	(571)	(495)
Fees and other expenses related to the King Acquisition (2)	—	—	(12)	(43)
Restructuring costs (3)	—	—	(11)	—
Other non-cash charges (4)	—	—	(14)	—
Consolidated net revenues / operating income	$4,974	$4,594	$1,088	$987
Interest and other expense (income), net			121	181
Consolidated income before income tax expense			$967	$806

(1)               Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)               Reflects fees and other expenses, such as legal, banking, and professional services fees, related to the King Acquisition and associated integration activities, inclusive of related debt financings.

(3)               Reflects restructuring charges, primarily severance costs.

(4)               Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

Geographic information presented below for the three and nine months ended September 30, 2017 and 2016, is based on the location of the paying customer. Net revenues from external customers by geographic region were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues by geographic region:
Americas	$798	$796	$2,586	$2,411
EMEA (1)	593	499	1,684	1,528
Asia Pacific	227	273	704	655
Total consolidated net revenues	$1,618	$1,568	$4,974	$4,594

(1)               Consists of the Europe, Middle East, and Africa geographic regions.

The Company’s net revenues in the U.S. were 43% of consolidated net revenues for both the three months ended September 30, 2017 and 2016. The Company’s net revenues in the U.K. were 12% and 10% of consolidated net revenues for the three months ended September 30, 2017 and 2016, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended September 30, 2017 or 2016.

The Company’s net revenues in the U.S. were 46% of consolidated net revenues for both the nine months ended September 30, 2017 and 2016. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the nine months ended September 30, 2017 and 2016. No other country’s net revenues exceeded 10% of consolidated net revenues for the nine months ended September 30, 2017 or 2016.

Net revenues by platform were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues by platform:
Console	$527	$452	$1,710	$1,867
PC	461	609	1,534	1,421
Mobile and ancillary (1)	534	440	1,502	1,137
Other (2)	96	67	228	169
Total consolidated net revenues	$1,618	$1,568	$4,974	$4,594

(1)               Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(2)               Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG.

Long-lived assets by geographic region at September 30, 2017 and December 31, 2016, were as follows (amounts in millions):

	At September 30, 2017	At December 31, 2016
Long-lived assets (1) by geographic region:
Americas	$160	$154
EMEA	77	87
Asia Pacific	17	17
Total long-lived assets by geographic region	$254	$258

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

The income tax expense of $32 million for the three months ended September 30, 2017, reflects an effective tax rate of 15%, which is higher than the effective tax rate of 14% for the three months ended September 30, 2016. The increase is due to lower discrete tax benefits recognized in the current quarter, partially offset by higher excess tax benefits from share-based payments.

The income tax expense of $109 million for the nine months ended September 30, 2017, reflects an effective tax rate of 11%, which is lower than the effective tax rate of 12% for the nine months ended September 30, 2016. The decrease is due to higher excess tax benefits from share-based payments in the current period, partially offset by lower discrete tax benefits, primarily related to an audit settlement recognized in the prior period.

The effective tax rate of 15% and 11% for the three and nine months ended September 30, 2017, respectively, is lower than the U.S. statutory rate of 35%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits, partially offset by an increase of reserves for uncertain tax positions.

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

Vivendi Games’ results for the period from January 1, 2008 through July 9, 2008, are included in the consolidated federal and certain foreign state and local income tax returns filed by Vivendi or its affiliates, while Vivendi Games’ results for the period from July 10, 2008 through December 31, 2008, are included in the consolidated federal and certain foreign, state and local income tax returns filed by Activision Blizzard. IRS Appeals proceedings concerning Vivendi Games’ tax return for the 2008 tax year were concluded during July 2016, but that year remains open to examination by other major taxing authorities. The resolution of the 2008 IRS Appeals process did not have a material impact to the Company’s condensed consolidated financial statements.

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

11.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Consolidated net income	$188	$199	$858	$713
Less: Distributed earnings to unvested share-based awards that participate in earnings	—	—	—	(2)
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	—	(1)	—	(2)
Numerator for basic and diluted earnings per common share—income available to common shareholders	$188	$198	$858	$709

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	755	742	753	739
Effect of potential dilutive common shares under the treasury stock method:
Employee stock options and awards	11	14	11	14
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	766	756	764	753
Basic earnings per common share	$0.25	$0.27	$1.14	$0.96
Diluted earnings per common share	$0.25	$0.26	$1.12	$0.94

Certain of our unvested restricted stock units meet the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents. Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For both the three and nine months ended September 30, 2017, on a weighted-average basis, we had outstanding unvested restricted stock units of less than 1 million shares of common stock that are participating in earnings. For the three and nine months ended September 30, 2016, on a weighted-average basis, we had outstanding unvested restricted stock units of 2 million and 3 million shares of common stock, respectively, that participated in earnings.

The vesting of certain of our employee-related restricted stock units and options are contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 9 million and 8 million shares are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, as their respective performance measures had not yet been met. Approximately 10 million shares are not included in the computation of diluted earnings per share for both the three and nine months ended September 30, 2016, as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, approximately 1 million options to acquire shares of common stock were not included in the calculation of diluted earnings per common share for both the three and nine months ended September 30, 2017, and 1 million and 4 million options to acquire shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2016, respectively, as the effect of their inclusion would be anti-dilutive.

12.                               Capital Transactions

Repurchase Program

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of September 30, 2017, we have not repurchased any shares under this program.

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

King Net Revenue and Earnings

The amount of net revenue and earnings attributable to King in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2016, the period of the King Acquisition, are included in the table below. The amounts presented represent the net revenues and earnings after adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferral of revenues and related cost of revenues.

(in millions)	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Net revenues	$447	$1,088
Net loss	$(72)	$(171)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of the Company and King for the nine months ended September 30, 2016, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The 2016 pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit-sharing bonus plan established as part of the King Acquisition, and interest expense from the new debt, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition related costs of approximately $69 million for the nine months ended September 30, 2016.

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

(in millions)	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Net revenues	$1,568	$4,873
Net income	$218	$739
Basic earnings per common share	$0.29	$0.99
Diluted earnings per common share	$0.29	$0.97

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

We believe the adoption of the new revenue recognition standard may have a significant impact in the following areas:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we will be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated service period. We expect this difference to primarily impact revenues from our Call of Duty franchise. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are hosted service arrangements, and we do not expect any significant impact on the accounting for our sales of these games.

•                  The accounting for certain of our software licensing arrangements. While the impacts of the new standard may differ on a contract-by-contract basis (the actual revenue recognition treatment required under the standard will depend on contract-specific terms), we expect that the new standard will generally result in earlier revenue recognition for these arrangements.

We are continuing to evaluate the additional impacts this new accounting guidance may have on our financial statements and related disclosures, including the impacts of these changes to our processes and internal controls. We expect that the new disclosure requirements will require us to design and implement additional internal controls over financial reporting.

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

Financial Instruments

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, among other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new standard also simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are evaluating the impact of this new accounting guidance on our financial statements.

Statement of Cash Flows-Restricted Cash

In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with “Cash and cash equivalents” when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted.

We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the condensed consolidated statements of cash flows for 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash resulting from the transfer of cash into escrow at December 31, 2015, to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, would not be included as an investing activity in the statement of cash flows.

Goodwill

In January 2017, the FASB issued new guidance which eliminates Step 2 from the goodwill impairment test. Instead, if any entity forgoes a Step 0 test, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued new guidance related to the accounting for derivatives and hedging. The new guidance expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of a hedge’s effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.  If early adopted, the new standard must generally be applied as of the beginning of the fiscal year of adoption. We are evaluating the impact of this new accounting guidance on our financial statements and related disclosures. We expect, based on our current outstanding derivative instruments, the new guidance will not have a material impact on our financial statements.

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

Our Segments

As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure such that the Major League Gaming (“MLG”) business now operates as a division of Blizzard Entertainment, Inc. (“Blizzard”). As such, commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, is now a component of the Blizzard operating segment. MLG is responsible for the operations of the Overwatch LeagueTM, along with other esports events, and will also continue to serve as a multi-platform network for Activision Blizzard esports content.

Based on our organizational structure, we conduct our business through three reportable segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”), is a leading global developer and publisher of interactive software products and entertainment content, particularly in console gaming. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as licenses of software to third-party or related-party companies that distribute Activision products. Activision develops, markets and sells products which are principally based on our internally-developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for console and PC platforms; and Skylanders®, a franchise geared towards children that brings physical toys to life digitally in the game, primarily for console platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly in PC gaming. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as licenses of software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service which facilitates digital distribution of Blizzard content, online social connectivity across all Blizzard games, and the creation of user-generated content for Blizzard’s games. As noted above, Blizzard also includes the activities of our MLG business, which is devoted to esports.

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

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google’s Android and Apple’s iOS. King also distributes its content and services on online social platforms, such as Facebook and the king.com websites. King’s games are free-to-play, however, players can acquire in-game items, either with virtual currency the players purchase, or directly using real currency.

King’s key product franchises, all of which are for the PC and mobile platforms, include: Candy Crush™, which features “match three” games; Farm Heroes™, which also features “match three” games; Pet Rescue™, which is a “clicker” game; and Bubble Witch™, which features “bubble shooter” games.

Other

We also engage in other businesses that do not represent reportable segments, including:

•                  the Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and which, in October 2017, released the second season of the animated TV series Skylanders™ Academy on Netflix; and

•                  the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

During the three months ended September 30, 2017:

•                  consolidated net revenues increased 3% to $1.62 billion, while consolidated operating income decreased 13% to $257 million, as compared to consolidated net revenues of $1.57 billion and consolidated operating income of $294 million for the three months ended September 30, 2016;

•                  revenues from digital online channels were $1.35 billion, or 84% of consolidated net revenues, and were comparable to the $1.34 billion, or 86% of consolidated net revenues, for the three months ended September 30, 2016;

•                  operating margin was 15.9%, as compared with 18.8% for the three months ended September 30, 2016, with the lower margin primarily due to an increased percentage of revenues coming from our lower-margin Distribution business and higher personnel costs to support the growth of our business and expanding areas of opportunity;

•                  consolidated net income decreased 6% to $188 million, as compared to $199 million for the three months ended September 30, 2016;

•                  consolidated net income included $15 million of excess tax benefits from share-based payments, as compared to $12 million for the three months ended September 30, 2016; and

•                  diluted earnings per common share decreased 4% to $0.25, as compared to $0.26 for the three months ended September 30, 2016.

During the nine months ended September 30, 2017:

•                  consolidated net revenues increased 8% to $4.97 billion and consolidated operating income increased 10% to $1.09 billion, as compared to consolidated net revenues of $4.59 billion and consolidated operating income of $987 million for the nine months ended September 30, 2016;

•                  revenues from digital online channels increased 19% to $4.05 billion, which was 81% of consolidated net revenues, as compared to $3.41 billion, which was 74% of consolidated net revenues, for the nine months ended September 30, 2016;

•                  operating margin was 21.9%, which was comparable with 21.5% for the nine months ended September 30, 2016;

•                  cash flows generated from operating activities were $1.06 billion, a decrease of 19%, as compared to $1.30 billion for the nine months ended September 30, 2016;

•                  consolidated net income increased 20% to $858 million, as compared to $713 million for the nine months ended September 30, 2016;

•                  consolidated net income included $97 million of excess tax benefits from share-based payments, as compared to $63 million for the nine months ended September 30, 2016; and

•                  diluted earnings per common share increased 19% to $1.12, as compared to $0.94 for the nine months ended September 30, 2016.

Since certain of our games are hosted or include online functionality that represents an essential component of gameplay and, as a result, a more-than-inconsequential separate deliverable, we initially defer the software-related revenues from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended September 30, 2017, include a net effect of $284 million and $132 million, respectively, from the deferral of net revenues and related cost of revenues. Net revenues and operating income for the nine months ended September 30, 2017, include a net effect of $458 million and $370 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Release Highlights

Games and downloadable content that were released during the three months ended September 30, 2017, include:

•                  Activision’s Absolution, the third downloadable content pack for Call of Duty: Infinite Warfare™;

•                  Activision’s Destiny 2, the sequel to Destiny;

•                  Activision’s Retribution on PlayStation 4, the fourth downloadable content pack for Call of Duty: Infinite Warfare; and

•                  Blizzard’s Knights of the Frozen Throne™, the latest expansion to Hearthstone.

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

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Activision	49	47	48	51	46	49
Blizzard	42	46	41	41	42	33
King	293	314	342	355	394	409
Total	384	407	431	447	482	491

Average MAUs decreased by 23 million, or 6%, for the three months ended September 30, 2017, as compared to the three months ended June 30, 2017. The decrease in King’s average MAUs is due to decreases across franchises reflecting the maturity of King’s titles, as well as a decrease in Bubble Witch 3 Saga MAUs during the current quarter given the launch of the title earlier in 2017. The decrease in Blizzard’s average MAUs is due primarily to lower MAUs for the Heroes of the Storm franchise, in part due to content and feature releases during the prior quarter without comparable releases in the current quarter.

Average MAUs decreased by 98 million, or 20%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease in King’s average MAUs is due to decreases across King’s franchises that are largely attributable to the maturity of King’s titles and less engaged users leaving the network.

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

As part of our efforts to take advantage of the esports opportunity, and as announced during the third quarter of 2017, we completed the sale of 12 teams for the Overwatch League. The Overwatch League is the first major global professional esports league with city-based teams. The first preseason game is expected to occur in December 2017, with the inaugural season starting in January 2018.

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

The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Each of the top 10 console franchises in 2016 was a previously established franchise. Similarly, according to U.S rankings for the Apple App Store and Google Play Store, per App Annie Intelligence as of September 2017, the top 10 mobile games have an average tenure of 27 months.

In addition to investing in and developing sequels and content for our top titles, we are continually exploring additional ways to expand those franchises. Further, we invest in new properties in an effort to develop future top franchises. In 2014, we released Hearthstone and Destiny, in 2015, we released Heroes of the Storm, and in 2016, we released Overwatch. There is no guarantee investments like these will result in established franchises. Additionally, to diversify our portfolio of key franchises and increase our presence in the mobile market, on February 23, 2016, we acquired King.

Overall, we do expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry’s, revenues and profits in the near future. Accordingly, our ability to maintain our top franchises and our ability to successfully compete against our competitors’ top franchises can significantly impact our performance.

Recurring Revenue Business Models

Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business to a more recurring and year-round model. Offering downloadable content and microtransactions, in addition to full games, allows our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenues, it can also increase engagement. Also, mobile games, and free-to-play games more broadly, are generally less seasonal.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
Net revenues
Product sales	$384	24%	$355	23%	$1,373	28%	$1,501	33%
Subscription, licensing, and other revenues	1,234	76	1,213	77	3,601	72	3,093	67
Total net revenues	1,618	100	1,568	100	4,974	100	4,594	100

Costs and expenses:
Cost of revenues—product sales:
Product costs	149	39	111	31	422	31	429	29
Software royalties, amortization, and intellectual property licenses	37	10	42	12	200	15	250	17
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	249	20	237	20	717	20	620	20
Software royalties, amortization, and intellectual property licenses	117	9	139	11	359	10	319	10
Product development	273	17	249	16	750	15	673	15
Sales and marketing	345	21	340	22	899	18	830	18
General and administrative	191	12	156	10	539	11	486	11
Total costs and expenses	1,361	84	1,274	81	3,886	78	3,607	79

Operating income	257	16	294	19	1,088	22	987	21
Interest and other expense (income), net	37	2	63	4	121	3	181	3
Income before income tax expense	220	14	231	15	967	19	806	18
Income tax expense	32	2	32	2	109	2	93	2
Net income	$188	12%	$199	13%	$858	17%	$713	16%

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase (decrease) in deferred net revenues recognized for the three and nine months ended September 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase (decrease)	% Change	2017	2016	Increase (decrease)	% Change
Consolidated net revenues	$1,618	$1,568	$50	3%	$4,974	$4,594	$380	8%
Net effect from recognition (deferral) of deferred net revenues	(284)	(62)	(222)		458	447	11

Consolidated Net Revenues

Q3 2017 vs. Q3 2016

The increase in consolidated net revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to:

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and continued strength of microtransactions;

•                  higher revenues from the Candy Crush franchise, driven by in-game events and features, such as the live events across the franchise that coincided with the broadcasting of the game show; and

•                  revenues from Crash BandicootTM N. Sane Trilogy, which was released in June 2017.

The increase was partially offset by:

•                  lower revenues recognized from Overwatch, which was released in May 2016;

•                  lower revenues recognized from World of Warcraft, driven by the release of World of Warcraft: LegionTM in August 2016, with no comparable release in 2017; and

•                  lower revenues recognized from Call of Duty: Infinite Warfare (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare® Remastered), which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

YTD Q3 2017 vs. YTD Q3 2016

The increase in consolidated net revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  higher revenues from King titles as the current period includes King revenues for the full year-to-date period, while the comparable prior period only included King revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise, due to in-game events and features;

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, and continued strength of microtransactions;

•                  higher revenues recognized from Overwatch; and

•                  revenues from Crash Bandicoot N. Sane Trilogy.

The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III.

Change in Deferred Revenues Recognized

Q3 2017 vs. Q3 2016

The decrease in net deferred revenues recognized for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to the deferral of revenues associated with the Destiny franchise, due to the release of Destiny 2 in September 2017, the revenues from which are largely deferred and will be recognized in future periods over an estimated service period. The decrease was partially offset by net deferred revenues recognized from World of Warcraft, as compared to a net deferral of revenues in the comparable prior period due to the release of World of Warcraft: Legion in August 2016.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net deferred revenues recognized for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  net deferred revenues recognized from Overwatch, as compared to a net deferral of revenues in the comparable prior period due to the release of Overwatch in May 2016; and

•                  net deferred revenues recognized from World of Warcraft, as compared to a net deferral of revenues in the comparable prior period due to the release of World of Warcraft: Legion in August 2016.

The increase was partially offset by:

•                  a net deferral of revenues for the Destiny franchise due to the release of Destiny 2, as compared to net deferred revenues recognized in the comparable prior period; and

•                  lower net deferred revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $28 million and a negative impact of $34 million on Activision Blizzard’s consolidated net revenues for the three and nine months ended September 30, 2017, respectively, as compared to the impact on net revenues for the three and nine months ended September 30, 2016. The changes are primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

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

Information on the reportable segments and reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense for the three and nine months ended September 30, 2017 and 2016, are presented in the table below (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Segment net revenues:
Activision	$759	$377	$382	$1,291	$1,069	$222
Blizzard	531	729	(198)	1,539	1,767	(228)
King	528	459	69	1,482	1,149	333
Reportable segments net revenues total	1,818	1,565	253	4,312	3,985	327

Reconciliation to consolidated net revenues:
Other segments (1)	84	65		204	162
Net effect from recognition (deferral) of deferred net revenues	(284)	(62)		458	447
Consolidated net revenues	$1,618	$1,568		$4,974	$4,594

Segment income (loss) from operations:
Activision	$261	$123	$138	$371	$309	$62
Blizzard	168	316	(148)	552	730	(178)
King	208	138	70	538	381	157
Reportable segment income from operations total	637	577	60	1,461	1,420	41

Reconciliation to consolidated operating income and consolidated income before income tax expense:
Other segments (1)	(12)	(2)		(15)	(5)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(132)	(33)		370	228
Share-based compensation expense	(47)	(33)		(120)	(118)
Amortization of intangible assets	(187)	(211)		(571)	(495)
Fees and other expenses related to the King Acquisition (2)	(3)	(4)		(12)	(43)
Restructuring costs (3)	—	—		(11)	—
Other non-cash charges (4)	1	—		(14)	—
Consolidated operating income	257	294		1,088	987
Interest and other expense (income), net	37	63		121	181
Consolidated income before income tax expense	$220	$231		$967	$806

(1)                                 Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)                                 Reflects fees and other expenses, such as legal, banking, and professional services fees, related to the King Acquisition and associated integration activities, inclusive of related debt financings.

(3)                                 Reflects restructuring charges, primarily severance costs.

(4)                                 Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

Segment Net Revenues

Activision

Q3 2017 vs. Q3 2016

The increase in Activision’s net revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to:

•                  higher revenues from the Destiny franchise, driven by the release of Destiny 2 in September 2017;

•                  revenues from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and continued strength of microtransactions; and

•                  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017.

The increase was partially offset by lower revenues from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title.

YTD Q3 2017 vs. YTD Q3 2016

The increase in Activision’s net revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the same drivers and partially offsetting factors as for the three months ended September 30, 2017, as discussed above.

Blizzard

Q3 2017 vs. Q3 2016

The decrease in Blizzard’s net revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to:

•                  lower revenues from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2017; and

•                  lower revenues from Overwatch, which was released in May 2016.

The decrease was partially offset by:

•                  higher revenues from Hearthstone; and

•                  higher revenues from Diablo III, primarily due to the release of Rise of the Necromancer™, a downloadable content pack for Diablo III which was released in June 2017.

YTD Q3 2017 vs. YTD Q3 2016

The decrease in Blizzard’s net revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the same drivers as for the three months ended September 30, 2017, as discussed above.

King

Q3 2017 vs. Q3 2016

The increase in King’s net revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to higher revenues from the Candy Crush franchise driven by in-game events and features.

YTD Q3 2017 vs. YTD Q3 2016

The increase in King’s net revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the current period including King revenues for the full year-to-date period, while the comparable prior period only included King revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise, due to in-game events and features.

Segment Income from Operations

Activision

Q3 2017 vs. Q3 2016

The increase in Activision’s operating income for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to the higher revenues discussed above. The increase was partially offset by higher amortization of capitalized software costs and higher product costs primarily due to the release of Destiny 2 in September 2017, along with higher sales and marketing costs to support that release.

YTD Q3 2017 vs. YTD Q3 2016

The increase in Activision’s operating income for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the higher revenues discussed above and lower costs associated with the Skylanders franchise, as there will not be a new release title in 2017. The increase was partially offset by the same factors discussed above as for the three months ended September 30, 2017.

Blizzard

Q3 2017 vs. Q3 2016

The decrease in Blizzard’s operating income for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to the lower revenues discussed above. The decrease was partially offset by lower amortization of capitalized software costs due to the release of World of Warcraft: Legion in August 2016, with no comparable release in 2017.

YTD Q3 2017 vs. YTD Q3 2016

The decrease in Blizzard’s operating income for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the lower revenues discussed above, along with higher product development costs resulting from lower capitalization of software development costs due to the timing of game development cycles. The decrease was partially offset by:

•                  lower sales and marketing costs for Overwatch and World of Warcraft: Legion, due to their respective launches in 2016, with no comparable releases in 2017; and

•                  lower amortization of capitalized software costs due to the release of Overwatch and World of Warcraft: Legion in 2016.

King

Q3 2017 vs. Q3 2016

The increase in King’s operating income for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to the higher revenues discussed above, along with lower sales and marketing costs from the Farm Heroes franchise given the launch of Farm Heroes Super SagaTM at the end of June 2016 with no comparable launch in the current period.

YTD Q3 2017 vs. YTD Q3 2016

The increase in King’s operating income for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the current period including King’s results of operations for the full year-to-date period, while the comparable prior period only included King’s results of operations for the partial period following the King Closing Date.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $34 million and $1 million on reportable segment net revenues for the three and nine months ended September 30, 2017, respectively, as compared to the impact on reportable segment net revenues for the three and nine months ended September 30, 2016. The changes are primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel for the three and nine months ended September 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
Net revenues by distribution channel
Digital online channels (1)	$1,354	$1,344	$10	$4,048	$3,412	$636
Retail channels	168	157	11	698	1,013	(315)
Other (2)	96	67	29	228	169	59
Total consolidated net revenues	$1,618	$1,568	$50	$4,974	$4,594	$380

The increase (decrease) in deferred revenues recognized by distribution channel for the three and nine months ended September 30, 2017 and 2016, was as follows (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
Increase/(decrease) in deferred revenues recognized by distribution channel:
Digital online channels (1)	$(114)	$(158)	$44	$236	$(288)	$524
Retail channels	(177)	96	(273)	208	735	(527)
Other (2)	7	—	7	14	—	14
Net effect from recognition (deferral) of deferred net revenues	$(284)	$(62)	$(222)	$458	$447	$11

(1) Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2) Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG.

Digital Online Channel Net Revenues

Net Revenues

Q3 2017 vs. Q3 2016

Net revenues from digital online channels for the three months ended September 30, 2017, were comparable to the three months ended September 30, 2016. This was primarily due to increases in revenues driven by:

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and continued strength of microtransactions; and

•                  higher revenues from the Candy Crush franchise, driven by in-game events and features.

The increase was partially offset by:

•                  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title;

•                  lower revenues recognized from Overwatch, which was released in May 2016; and

•                  lower revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2017.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net revenues from digital online channels for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  higher revenues from King titles, as the current period includes King revenues for the full year-to-date period, while the comparable prior period only included King revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features;

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, and continued strength of microtransactions; and

•                  higher revenues recognized from Overwatch.

The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

Change in Deferred Revenues Recognized

Q3 2017 vs. Q3 2016

The increase in net deferred revenues recognized from digital online channels for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to net deferred revenues recognized from World of Warcraft, as compared to a net deferral of revenues in the comparable prior period due to the release of World of Warcraft: Legion in August 2016. The increase was partially offset by a net deferral of revenues associated with new releases during the current period, including the release of Destiny 2 in September 2017 and Knights of the Frozen Throne, the latest expansion to Hearthstone, in August 2017.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net deferred revenues recognized from digital online channels for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  net deferred revenues recognized from Overwatch, as compared to a net deferral of revenues in the comparable prior period due to the release of Overwatch in May 2016;

•                  net deferred revenues recognized from World of Warcraft, as compared to a net deferral of revenues in the comparable prior period due to the release of World of Warcraft: Legion in August 2016; and

•                  higher deferred revenues recognized from the Call of Duty franchise (the weaker performance of Call of Duty: Infinite Warfare digital content in the current period as compared to Call of Duty: Blacks Ops III in the prior period has resulted in less deferrals of revenues from digital content in 2017 as compared to 2016 and, as a result, higher deferred revenues recognized in the current period).

The increase was partially offset by a deferral of revenues associated with the release of Destiny 2 in September 2017 and Knights of the Frozen Throne in August 2017.

Retail Channel Net Revenues

Net Revenues

Q3 2017 vs. Q3 2016

The increase in net revenues from retail channels for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017. The increase was partially offset by:

•                  lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title; and

•                  lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q3 2017 vs. YTD Q3 2016

The decrease in net revenues from retail channels for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to lower revenues recognized from the Call of Duty franchise, primarily due to the performance of Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III. The decrease was partially offset by revenues from Crash Bandicoot N. Sane Trilogy.

Change in Deferred Revenues Recognized

Q3 2017 vs. Q3 2016

The decrease in net deferred revenues recognized from retail channels for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to:

•                  the deferral of revenues associated with the Destiny franchise given the release of Destiny 2 in September 2017; and

•                  lower net deferred revenues recognized from Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III.

YTD Q3 2017 vs. YTD Q3 2016

The decrease in net deferred revenues recognized from retail channels for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to was primarily due to:

•                  lower deferred revenues recognized from Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III; and

•                  the deferral of revenues associated with the Destiny franchise, given the release of Destiny 2 in September 2017.

The decrease was partially offset by net deferred revenues recognized from Overwatch, as compared to a net deferral of revenues in the comparable prior period, due to the release of Overwatch in May 2016.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region for the three and nine months ended September 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
Geographic region net revenues:
Americas	$798	$796	$2	$2,586	$2,411	$175
EMEA (1)	593	499	94	1,684	1,528	156
Asia Pacific	227	273	(46)	704	655	49
Consolidated net revenues	$1,618	$1,568	$50	$4,974	$4,594	$380

(1)         Consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q3 2017 vs. Q3 2016

Net revenues in the Americas region for the three months ended September 30, 2017, were comparable to the three months ended September 30, 2016. Net revenues were comparable primarily due to increases in revenues from:

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and continued strength of microtransactions; and

•                  higher revenues from the Candy Crush franchise, driven by in-game events and features.

The increases were offset by:

•                  lower revenues recognized from Overwatch, which was released in May 2016; and

•                  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net revenues in the Americas region for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  higher revenues from King titles, as the current period includes King’s revenues for the full year-to-date period, while the comparable prior period only included King’s revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features;

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, and continued strength of microtransactions; and

•                  higher revenues recognized from Overwatch.

The increases were partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III.

EMEA

Q3 2017 vs. Q3 2016

The increase in net revenues in the EMEA region for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to:

•                  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017;

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and continued strength of microtransactions;

•                  higher revenues from our Distribution business; and

•                  higher revenues from the Candy Crush franchise.

The increases were offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net revenues in the EMEA region for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the same drivers and partially offsetting factors as those for the three months ended September 30, 2017, as discussed above.

Asia Pacific

Q3 2017 vs. Q3 2016

The decrease in net revenues in the Asia Pacific region for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net revenues in the Asia Pacific region for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to higher revenues recognized from Overwatch, given the nine months ended September 30, 2017, benefited from the recognition of prior year deferred revenues generated during the launch year of Overwatch, most of which were recognized during the first six months of 2017.

Net Revenues by Platform

The following tables detail our consolidated net revenues by platform for the three and nine months ended September 30, 2017 and 2016 (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Platform net revenues:
Console	$527	$452	$75	$1,710	$1,867	$(157)
PC	461	609	(148)	1,534	1,421	113
Mobile and ancillary (1)	534	440	94	1,502	1,137	365
Other (2)	96	67	29	228	169	59
Total consolidated net revenues	$1,618	$1,568	$50	$4,974	$4,594	$380

(1)         Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(2)         Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG.

Console

Q3 2017 vs. Q3 2016

The increase in net revenues from the console platform for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to:

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and continued strength of microtransactions;

•                  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017; and

•                  higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017.

The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

YTD Q3 2017 vs. YTD Q3 2016

The decrease in net revenues from the console platform for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to lower revenues recognized from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III. The decrease was partially offset by:

•                  revenues recognized from the continued strength of Call of Duty: Black Ops III, driven by the downloadable content pack, Zombies Chronicles, and continued strength of microtransactions;

•                  revenues from Crash Bandicoot N. Sane Trilogy; and

•                  higher revenues recognized from Overwatch, which was released in May 2016.

PC

Q3 2017 vs. Q3 2016

The decrease in net revenues from the PC platform for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to:

•                  lower revenues recognized from Overwatch, which was released in May 2016; and

•                  lower revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, which drove higher subscription revenues in the prior period, with no comparable release in 2017.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net revenues from the PC platform for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  higher revenues recognized from Overwatch, given the nine months ended September 30, 2017, benefited from the recognition of prior year deferred revenues generated during the launch year of Overwatch, most of which were recognized during the first six months of 2017; and

•                  higher revenues recognized from World of Warcraft.

Mobile and Ancillary

Q3 2017 vs. Q3 2016

The increase in net revenues from mobile and ancillary for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to higher revenues from the Candy Crush franchise, driven by in-game events and features.

YTD Q3 2017 vs. YTD Q3 2016

The increase in net revenues from mobile and ancillary for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to higher revenues from King titles as the current period includes King’s revenues for the full year-to-date period, while the comparable prior period only included King’s revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues for the three and nine months ended September 30, 2017 and 2016 (amounts in millions):

	Three Months Ended September 30, 2017	% of associated net revenues	Three Months Ended September 30, 2016	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$149	39%	$111	31%	$38
Software royalties, amortization, and intellectual property licenses	37	10	42	12	(5)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	249	20	237	20	12
Software royalties, amortization, and intellectual property licenses	117	9	139	11	(22)
Total cost of revenues	$552	34%	$529	34%	$23

	Nine Months Ended September 30, 2017	% of associated net revenues	Nine Months Ended September 30, 2016	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$422	31%	$429	29%	$(7)
Software royalties, amortization, and intellectual property licenses	200	15	250	17	(50)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	717	20	620	20	97
Software royalties, amortization, and intellectual property licenses	359	10	319	10	40
Total cost of revenues	$1,698	34%	$1,618	35%	$80

Cost of Revenues—Product Sales:

Q3 2017 vs. Q3 2016

The increase in product costs for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to the increase in product sales for the period, including from our relatively lower margin Distribution business.

The software royalties, amortization, and intellectual property licenses related to product sales for the three months ended September 30, 2017, was comparable to the three months ended September 30, 2016.

YTD Q3 2017 vs. YTD Q3 2016

The decrease in product costs for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to the decrease in product sales for the period. This was partially offset by higher product costs resulting from the increased revenues of our relatively lower-margin Distribution business.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  lower developer royalties and software amortization associated with the Destiny franchise, due to the timing of releases;

•                  lower software amortization associated with Guitar Hero® Live, which was released in October 2015, with no comparable release in 2016; and

•                  lower software amortization associated with Overwatch, which was released in May 2016.

The decrease was partially offset by higher software amortization from World of Warcraft: Legion, which was released in August 2016.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q3 2017 vs. Q3 2016

The increase in game operations and distribution costs for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to higher platform provider fees associated with the increase in revenues from King.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to lower amortization of internally-developed franchise intangible assets acquired in the King Acquisition.

YTD Q3 2017 vs. YTD Q3 2016

The increase in game operations and distribution costs for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to higher online costs and platform provider fees associated with revenues from King, as the current period includes King’s costs for a full year-to-date period, while the comparable prior period only included King’s revenues and associated costs for the partial period following the King Closing Date.

The increase in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to a full year-to-date period amortization of internally-developed franchise intangible assets acquired in the King Acquisition, while the comparable prior period only included a partial period of amortization of internally-developed franchise intangible assets following the King Closing Date.

Product Development (amounts in millions)

	September 30, 2017	% of consolidated net revenues	September 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$273	17%	$249	16%	$24
Nine Months Ended	$750	15%	$673	15%	$77

Q3 2017 vs. Q3 2016

The increase in product development costs for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to higher product development costs resulting from lower capitalization of software development costs in the current period due to the timing of game development cycles. The increase was partially offset by lower accrued bonuses for Blizzard.

YTD Q3 2017 vs. YTD Q3 2016

The increase in product development costs for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  higher Blizzard product development costs resulting from lower capitalization of software development costs due to the timing of game development cycles; and

•                  increased costs related to King, as the current period includes a full year-to-date period of costs, while the comparable prior period only included King’s costs for the partial period following the King Closing Date.

The increase was partially offset by lower accrued bonuses for Activision and Blizzard.

Sales and Marketing (amounts in millions)

	September 30, 2017	% of consolidated net revenues	September 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$345	21%	$340	22%	$5
Nine Months Ended	$899	18%	$830	18%	$69

Q3 2017 vs. Q3 2016

Sales and marketing expenses for the three months ended September 30, 2017, were comparable to the three months ended September 30, 2016, as the higher sales and marketing costs for the Destiny franchise associated with the release of Destiny 2 in September 2017 were offset by lower sales and marketing costs for:

•                  World of Warcraft, driven by World of Warcraft: Legion, which was released in August 2016, with no comparable release in 2017;

•                  King, due to the launch of Farm Heroes Super Saga at the end of June 2016 with no comparable launch in 2017; and

•                  the Call of Duty franchise, primarily as the prior year included our Call of Duty XP event without a comparable event in the current period.

YTD Q3 2017 vs. YTD Q3 2016

The increase in sales and marketing expenses for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  increased amortization of the customer base intangible assets acquired in the King Acquisition and increased sales and marketing costs to support King’s titles, as the current period includes a full year-to-date period of costs, while the comparable prior period only included King’s costs for the partial period following the King Closing Date; and

•                  higher sales and marketing costs for the Destiny franchise, given the release of Destiny 2.

The increase was partially offset by lower sales and marketing costs for Overwatch and World of Warcraft: Legion, due to their launches in the prior year.

General and Administrative (amounts in millions)

	September 30, 2017	% of consolidated net revenues	September 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$191	12%	$156	10%	$35
Nine Months Ended	$539	11%	$486	11%	$53

Q3 2017 vs. Q3 2016

The increase in general and administrative expenses for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily due to increased personnel costs, including stock-based compensation expense, to support the growth of our business and expanding areas of opportunity.

YTD Q3 2017 vs. YTD Q3 2016

The increase in general and administrative expenses for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily due to:

•                  increased personnel costs to support the growth of our business and expanding areas of opportunity; and

•                  the inclusion in the current period of a non-cash accounting charge to reclassify certain losses included in our cumulative translation adjustments into earnings due to the substantial liquidation of certain of our foreign entities.

The increase was partially offset by lower transaction costs, as the nine months ended September 30, 2016, included the King Acquisition.

Interest and Other Expense (Income), Net (amounts in millions)

	September 30, 2017	% of consolidated net revenues	September 30, 2016	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$37	2%	$63	4%	$(26)
Nine Months Ended	$121	3%	$181	3%	$(60)

The decrease in interest and other expense (income), net, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was primarily due to our lower total outstanding debt and lower interest rates on our current debt instruments as a result of our refinancing activities in 2016 and 2017. See further discussion below under “Liquidity and Capital Resources.”

Income Tax Expense (amounts in millions)

	September 30, 2017	% of pretax income	September 30, 2016	% of pretax income	Increase (Decrease)
Three Months Ended	$32	15%	$32	14%	$—
Nine Months Ended	$109	11%	$93	12%	$16

The income tax expense of $32 million for the three months ended September 30, 2017, reflects an effective tax rate of 15%, which is higher than the effective tax rate of 14% for the three months ended September 30, 2016. The increase is due to lower discrete tax benefits recognized in the current quarter, partially offset by higher excess tax benefits from share-based payments.

The income tax expense of $109 million for the nine months ended September 30, 2017, reflects an effective tax rate of 11%, which is lower than the effective tax rate of 12% for the nine months ended September 30, 2016. The decrease is due to higher excess tax benefits from share-based payments in the current period, partially offset by lower discrete tax benefits, primarily related to an audit settlement recognized in the prior period.

The effective tax rate of 15% and 11% for the three and nine months ended September 30, 2017, respectively, is lower than the U.S. statutory rate of 35%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits, partially offset by an increase of reserves for uncertain tax positions.

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

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business to remain strong and to continue to generate significant operating cash flows. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short- and long-term investments, and cash flows provided by operating activities. With our cash and cash equivalents and short-term investments of $3.7 billion at September 30, 2017, and the expected cash flows provided by our operating activities, we believe that we have sufficient liquidity to meet daily operations for the foreseeable future. We also believe that we have sufficient working capital ($3.0 billion at September 30, 2017) to finance our operational and financing requirements for at least the next 12 months. Additionally, we have the availability of a $250 million revolving credit facility.

As of September 30, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.3 billion, as compared to $1.9 billion as of December 31, 2016. If the cash and cash equivalents held outside of the U.S. are needed in the future for our operations in the U.S., we would accrue and pay the required U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

Sources of Liquidity (amounts in millions)

	September 30, 2017	December 31, 2016	Increase (Decrease)
Cash and cash equivalents	$3,576	$3,245	$331
Short-term investments	89	13	76
	$3,665	$3,258	$407
Percentage of total assets	21%	19%

	For the Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$1,055	$1,296	$(241)
Net cash used in investing activities	(156)	(1,150)	994
Net cash (used in) provided by financing activities	(640)	2,083	(2,723)
Effect of foreign exchange rate changes	72	(23)	95
Net increase in cash and cash equivalents	$331	$2,206	$(1,875)

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

Net cash provided by operating activities for the nine months ended September 30, 2017, was $1.1 billion, as compared to $1.3 billion for the nine months ended September 30, 2016. The decrease was primarily due to the timing of the launches of our games, as the prior period included cash flows from two major launches—Overwatch in May 2016 and World of Warcraft: Legion in August 2016—while the current period included cash flows from only one major launch—Destiny 2—which did not occur until September 2017. The decrease was partially offset by:

•                  higher net income for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, along with larger adjustments to net income for non-cash charges, primarily associated with the amortization of the acquired intangibles in the King Acquisition; and

•                  changes in our working capital due to the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2017, was $156 million, as compared to $1.2 billion for the nine months ended September 30, 2016. The decrease in the cash used was primarily due to cash used for the King Acquisition in the nine months ended September 30, 2016, with no comparable transaction in the current period. The decrease was partially offset by purchases of available-for-sale investments of $80 million for the nine months ended September 30, 2017, with no comparable transaction in the prior period.

Net Cash (Used in) Provided by Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the nine months ended September 30, 2017, was $640 million, as compared to net cash provided by financing activities of $2.1 billion for the nine months ended September 30, 2016. The change was primarily attributed to our debt financing activities. For the nine months ended September 30, 2017, we had net debt repayments of $500 million, as compared to approximately $2.3 billion of net debt proceeds for the nine months ended September 30, 2016. The cash flows used in financing activities for the nine months ended September 30, 2017, were partially offset by higher proceeds from stock option exercises of $150 million, as compared to $86 million for the nine months ended September 30, 2016.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $72 million and a negative impact of $23 million on our cash and cash equivalents for the nine months ended September 30, 2017 and 2016, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the Euro and the British pound.

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

During the nine months ended September 30, 2017, we reduced our total outstanding long-term debt by $500 million. This included $139 million of cash used to retire the 2016 TLA, as discussed above, along with a prepayment on the 2017 TLA of $361 million. The prepayment made on our 2017 TLA satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

As a result of the above activities, our total outstanding debt as of September 30, 2017, was $4.4 billion, bearing interest at a weighted average rate of 3.52%. A summary of our debt as of September 30, 2017, is as follows (amounts in millions):

	At September 30, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(5)	645
2022 Notes	400	(4)	396
2023 Notes	750	(10)	740
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(52)	$4,388

A summary of our debt as of December 31, 2016, was as follows (amounts in millions):

	At December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840
Total long-term debt	$4,940	$(53)	$4,887

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

Capital Expenditures

For the year ending December 31, 2017, we anticipate total capital expenditures of approximately $135 million, primarily for leasehold improvements, computer hardware, and software purchases. During the nine months ended September 30, 2017, capital expenditures were $86 million.

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•      Allowance for Inventory Obsolescence;

•      Software Development Costs;

•      Income Taxes;

•      Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets); and

•      Share-Based Payments.

During the nine months ended September 30, 2017, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, for a more complete discussion of our critical accounting policies and estimates.

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

We believe the adoption of the new revenue recognition standard may have a significant impact in the following areas:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we will be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated service period. We expect this difference to primarily impact revenues from our Call of Duty franchise. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are hosted service arrangements, and we do not expect any significant impact on the accounting for our sales of these games.

•                  The accounting for certain of our software licensing arrangements. While the impacts of the new standard may differ on a contract-by-contract basis (the actual revenue recognition treatment required under the standard will depend on contract-specific terms), we expect that the new standard will generally result in earlier revenue recognition for these arrangements.

We are continuing to evaluate the additional impacts this new accounting guidance may have on our financial statements and related disclosures, including the impacts of these changes to our processes and internal controls. We expect that the new disclosure requirements will require us to design and implement additional internal controls over financial reporting.

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

Statement of Cash Flows-Restricted Cash

In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with “Cash and cash equivalents” when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted.

We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there would be a significant impact to the condensed consolidated statements of cash flows for 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash resulting from the transfer of cash into escrow at December 31, 2015, to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance would be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, would not be included as an investing activity in the statement of cash flows.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include Euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions will result in reduced revenues, operating expenses, net income, and cash flows from our international operations. Similarly, our revenues, operating expenses, net income, and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We monitor currency volatility throughout the year.

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

Foreign Currency Forward Contracts Not Designated as Hedges

At September 30, 2017 and December 31, 2016, we did not have any outstanding foreign currency forward contracts not designated as hedges.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

At September 30, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $328 million. The fair value of these contracts, all of which have remaining maturities of 15 months or less, was $10 million of net unrealized losses. At September 30, 2017, we had approximately $6 million of net realized but unrecognized losses recorded within “Accumulated other comprehensive income (loss)” associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains as of December 31, 2016.

During the three and nine months ended September 30, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges and the amount of pre-tax net realized gains (losses) associated with these contracts that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was not material.

In the absence of hedging activities for the nine months ended September 30, 2017, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $95 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under the Credit Agreement. We do not currently use derivative financial instruments to manage interest rate risk. As of September 30, 2017, and December 31, 2016, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would have changed interest expense on an annual basis by approximately $10 million and $27 million, respectively. This estimate does not include a change in interest income from our investment portfolio that may result from such a hypothetical interest rate change, nor does it include the effects of other actions that we may take in the future to mitigate this risk, or any changes in our financial structure. Refer to Note 7 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding interest rates associated with our debt obligations.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2017, our $3.58 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of September 30, 2017, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2017, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                     Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Third Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 2, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed February 8, 2016).

10.1*	Notice of Stock Option Award, dated as of August 7, 2017, to Robert A. Kotick.

10.2*	Form of Notice of Performance Share Unit Award Regarding Operating Income to Robert A. Kotick.

10.3*	Form of Notice of Performance Share Unit Award Regarding Relative Total Shareholder Return to Robert A. Kotick.

10.4*	Notice of Stock Option Award, dated as of August 7, 2017, to Dennis Durkin.

10.5*	Notice of Stock Option Award, dated as of August 7, 2017, to Spencer Neumann.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Spencer Neumann pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Spencer Neumann pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and September 30, 2016, (iv) condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016; (v) condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2017; and (vi) notes to condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 2, 2017

ACTIVISION BLIZZARD, INC.

/s/ SPENCER NEUMANN	/s/ STEPHEN WEREB
Spencer Neumann	Stephen Wereb
Chief Financial Officer and	Chief Accounting Officer and
Principal Financial Officer of	Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.