Form 10-K
period 2017-12-31
Activision Blizzard, Inc.
filed 2018-02-27
CIK 718877

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2017 (based on the closing sale price as reported on the Nasdaq) was $42,587,342,045.

         The number of shares of the registrant's Common Stock outstanding at February 20, 2018 was 758,631,663.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2018 Annual Meeting of Shareholders which is expected to be held on June 26, 2018, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plan," "plans," "believes," "may," "might," "expects," "intends," "intends as," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management's current expectations, estimates and projections about our business, and are inherently uncertain and difficult to predict.

        The company cautions that a number of important factors could cause Activision Blizzard, Inc.'s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

        Activision Blizzard Inc.'s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners. All dollar amounts referred to in, or contemplated by, this Annual Report on Form 10-K refer to United States ("U.S.") dollars, unless otherwise explicitly stated to the contrary.

Item 1.    BUSINESS

Overview

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers ("PC"), and mobile devices. We also operate esports events and leagues and create film and television content based on our games. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

        The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination (the "Business Combination") by and among the Company (then known as Activision, Inc.), Vivendi S.A. ("Vivendi"), and Vivendi Games, Inc. ("Vivendi Games"), an indirect wholly-owned subsidiary of Vivendi, we were renamed Activision Blizzard, Inc.

        The common stock of Activision Blizzard is traded on The Nasdaq Stock Market under the ticker symbol "ATVI."

The King Acquisition

        On February 23, 2016 (the "King Closing Date"), we acquired King Digital Entertainment, a leading interactive mobile entertainment company ("King"), by purchasing all of its outstanding shares (the "King Acquisition"). We made this acquisition because we believed that the addition of King's highly complementary mobile business positioned us as a global leader in interactive entertainment across mobile, console, and PC platforms, and aligned us for future growth. The aggregate purchase price of approximately $5.8 billion was funded with $3.6 billion of existing cash and $2.2 billion of cash from new debt issued by the Company. King's results of operations since the King Closing Date are included in our consolidated financial statements.

Our Strategy and Vision

        Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment content and services, as well as related media, that deliver engaging entertainment experiences on a year-round basis. In pursuit of this objective we focus on three strategic pillars: expanding audience reach; driving deep consumer engagement; and providing more opportunities for player investment.

        Expanding audience reach.    Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. We endeavor to reach as many consumers as possible either through: (1) the purchase of our content and services; (2) engagement in our free-to-play games, which allow consumers to play games with no up-front cost but provide for player investment through sales of downloadable content or via microtransactions; or (3) engagement in other types of media based on our franchises, such as esports and film and television content.

        Driving deep consumer engagement.    Our high-quality entertainment content not only expands our audience reach, but it also drives deep engagement with our franchises. We design our games, as well as related media, to provide a depth of content that keeps consumers engaged for a long period of time following a game's release, delivering more value to our players and additional growth opportunities for our franchises.

        Providing more opportunities for player investment.    Increasingly, our consumers are connected to our games online through consoles, PCs, and mobile devices. This allows us to offer additional digital player investment opportunities directly to our consumers on a year-round basis. In addition to purchasing full games or subscriptions, players can invest in certain of our games and franchises by purchasing incremental "in-game" content (including larger downloadable content or smaller content, via microtransactions). These digital revenue streams tend to be recurring and have relatively higher profit margins. Further, if executed properly, additional player investment can increase engagement as it provides more frequent and incremental content for our players. In addition, we believe there is an opportunity for advertising within certain of our franchises, as well as opportunities to drive new forms of player investment through esports, film and television, and consumer products. We are in the early stages of developing these new revenue streams.

        Our strategy is ultimately aimed at creating shareholder value and enhancing returns. We strive to increase profitability, cash flows, and return on capital—and to do so while keeping our company a great place to work for our employees.

Reportable Segments

        As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure such that the Major League Gaming ("MLG") business now operates as a division of Blizzard Entertainment, Inc. ("Blizzard"). As such, commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, is now a component of the Blizzard operating segment. MLG is responsible for the operations of the Overwatch League™, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

        Based upon our organizational structure, we conduct our business through three reportable segments as follows:

(i)    Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision"), is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products based on our internally developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

        Activision's key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms, and Destiny, an online universe of first-person action gameplay (which we call a "shared-world shooter") for the console and PC platforms. Call of Duty, Activision's leading franchise, has been the number one console franchise globally for eight of the last nine years, based on data from The NPD Group, GfK Chart-Track, and GSD, and our internal estimates.

(ii)   Blizzard Entertainment, Inc.

        Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content, along with Activision's Destiny 2 PC content, online social connectivity, and the creation of user-generated content. As noted above, Blizzard also includes the activities of our MLG business, which is responsible for the operations of the Overwatch League, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

        Blizzard's key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game ("MMORPG") for PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for PC; and Overwatch®, a team-based first-person shooter for the PC and console platforms. World of Warcraft, which was initially launched in November 2004, is the leading subscription-based MMORPG in the world.

(iii)  King Digital Entertainment

        King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google Inc.'s ("Google") Android and Apple Inc.'s ("Apple") iOS. King also distributes its content and services on the PC platform, primarily via Facebook, Inc. ("Facebook"). King's games are free to play, however, players can acquire in-game items, either with virtual currency the players purchase or directly using real currency.

        King's key product franchises, all of which are for the mobile and PC platforms, include: Candy Crush™, which features "match three" games; Farm Heroes™, which also features "match three" games; and Bubble Witch™, which features "bubble shooter" games. King had two of the top 10 highest-grossing titles in the U.S. mobile app stores for the last 17 quarters in a row, according to App Annie Intelligence and internal estimates for the Apple App Store and the Google Play Store combined.

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

Products

        We develop interactive entertainment content and services, principally for console, PC, and mobile devices, and we market and sell our games through retail and digital distribution channels. Our products span various genres, including first-person shooter, action/adventure, role-playing, strategy, and "match three," among others. We primarily offer the following products and services:

  •
  full-games, which typically provide access to main game content, primarily for console or PC;

  •
  downloadable content, which provides players with additional in-game content to purchase following the purchase of a full game;

  •
  microtransactions, which typically provide relatively small pieces of additional in-game content or enhancements to gameplay, generally at relatively low price points; and

  •
  subscriptions for players in our World of Warcraft franchise that provide for continual access to the game content.

        Providing additional opportunities for player investment outside of full-game purchases has allowed us to shift from our historical seasonality to a more consistently recurring and year-round revenue model. In addition, if executed properly, it allows us to increase player engagement as it provides more frequent and incremental content for our players.

Product Development and Support

        We focus on developing enduring franchises backed by well-designed, high-quality games with regular content updates. We build interactive entertainment content with the potential for broad reach, sustainable engagement and year-round player investment. It is our experience that enduring franchises then serve as the basis for sequels, prequels and related new products and content that can be released over an extended period of time. We believe that the development and distribution of products and content based on proven franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We intend to continue development of owned franchises in the future.

        We develop and produce our titles using a model in which a group of creative, technical, and production professionals, including designers, producers, programmers, artists, and sound engineers, in coordination with our marketing, finance, analytics, sales, and other professionals, has responsibility for the entire development and production process, including the supervision and coordination of internal and, where appropriate, external resources. We believe this model allows us to deploy the best resources for a given task, by supplementing our internal expertise with top-quality external resources on an as-needed basis.

        While most of the content for our franchises is developed by internal studios, we periodically engage independent third-party developers to create content on our behalf. From time to time, we also acquire the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers. Since 2010, Activision has been in a long-term exclusive relationship with Bungie, the developer of game franchises including Halo, Myth, and Marathon, to publish games in the Destiny franchise. During the term of the agreement, Activision has exclusive, worldwide rights to publish and distribute on multiple platforms all future Bungie games based on Destiny.

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

Marketing, Sales, and Distribution

        Many of our products contain software that enables us to connect with our gamers directly. This provides a significant marketing tool that allows us to communicate and market directly to our customers, including through customized advertising and in-game messaging based on customer preferences and trends. Our marketing efforts also include activities on Facebook, Twitter, Twitch, YouTube and other online social networks, other online advertising, other public relations activity, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts, as well as co-marketing from promotional partners.

        Our physical products are available for sale in outlets around the world. These products are sold primarily on a direct basis to mass-market retailers (e.g., Target, Wal-Mart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop), and other stores (e.g., Amazon) or through third-party distribution and licensing arrangements.

        Most of our products and content are also available in a digital format, which allows consumers to purchase and download the content at their convenience directly to their console, PC, or mobile device through our platform partners, including Microsoft Corporation ("Microsoft"), Sony Interactive Entertainment Inc. ("Sony"), Apple, Google, Nintendo Co., Ltd. ("Nintendo"), and Facebook. Blizzard utilizes its proprietary online gaming service, Blizzard Battle.net, to distribute most of Blizzard's content directly to PC consumers.

        In addition to serving as a distribution platform, Blizzard Battle.net offers players communications features, social networking, player matching and digital content delivery and is designed to allow people to connect regardless of which of our games on Blizzard Battle.net they are playing. It attracts millions of active players, making it one of the largest online game-related services in the world.

Manufacturing

        We prepare master program copies for our products on each release platform. With respect to products for Microsoft, Sony, and Nintendo consoles, our disk duplication, packaging, printing, manufacturing, warehousing, assembly and shipping are performed by third-party subcontractors or distribution facilities owned by us.

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

Significant Customers and Top Franchises

Customers

        While the Company does sell directly to end consumers in certain instances, such as sales through Blizzard's proprietary online gaming service platform, Blizzard Battle.net, in other instances our customers may be platform providers, such as Sony, Microsoft, Google, and Apple, or retailers, such as Wal-Mart and GameStop, who act as distributors of our content to end consumers. For the year ended December 31, 2017, we had three customers—Apple, Sony, and Google—who accounted for 16%, 14%, and 10%, respectively, of net revenues. For the year ended December 31, 2016, we had two customers—Sony and Apple—who each accounted for 13% of net revenues. For the year ended December 31, 2015, we had two customers—Sony and Microsoft—who accounted for 12% and 10%, respectively, of net revenues.

        We had three customers—Sony, Microsoft, and Apple—who accounted for 17%, 14%, and 10%, respectively, of consolidated gross receivables at December 31, 2017. We had three customers—Sony, Microsoft, and Wal-Mart—who accounted for 17%, 10%, and 10%, respectively, of consolidated gross receivables at December 31, 2016.

Top Franchises

        For the years ended December 31, 2017 and 2016, our top four franchises—Call of Duty, Candy Crush, World of Warcraft, and Overwatch—collectively accounted for 66% and 69% of our net revenues, respectively. For the year ended December 31, 2015, our top four franchises—Call of Duty, World of Warcraft, Destiny, and Hearthstone—collectively accounted for 75% of our net revenues.

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

        We are actively engaged in enforcement of our copyright, trademark, patent, and trade secret rights against potential infringers of those rights along with other protective activities, including monitoring online channels for distribution of pirated copies and participating in various enforcement initiatives, education programs and legislative activity around the world. For our PC products, we use technological protection measures to prevent piracy and the use of unauthorized copies of our products. For other platforms, the platform providers typically incorporate technological protections and other security measures in their platforms to prevent the use of unlicensed products on those platforms.

Executive Officers

        Our executive officers and their biographical summaries are provided below:

Name	Age	Position
Robert A. Kotick	54	Chief Executive Officer of Activision Blizzard
Collister Johnson	41	President and Chief Operating Officer of Activision Blizzard
Dennis Durkin	47	Chief Corporate Officer of Activision Blizzard
Spencer Neumann	48	Chief Financial Officer of Activision Blizzard
Eric Hirshberg	49	President and Chief Executive Officer of Activision
Michael Morhaime	50	President and Chief Executive Officer of Blizzard
Brian Stolz	42	Chief People Officer of Activision Blizzard
Christopher Walther	51	Chief Legal Officer of Activision Blizzard
Riccardo Zacconi	50	Chief Executive Officer of King

Robert A. Kotick, Chief Executive Officer of Activision Blizzard

        Robert A. Kotick has been a director of Activision Blizzard since February 1991, following his purchase of a significant interest in the Company, which was then on the verge of insolvency. Mr. Kotick was our Chairman and Chief Executive Officer from February 1991 until July 2008, when he became our President and Chief Executive Officer in connection with the Business Combination. Mr Kotick served as our President from July 2008 until June 2017, when Mr. Johnson began serving as our President and Chief Operating Officer. Mr. Kotick remains the Chief Executive Officer of Activision Blizzard. Mr. Kotick is also a member of the board of directors of The Coca-Cola Company, a multinational beverage corporation, and the boards of trustees for The Center for Early Education and the Harvard-Westlake School. He is also vice chairman of the board and chairman of the committee of trustees of the Los Angeles County Museum of Art. In addition, Mr. Kotick is the founder and co-chairman of the Call of Duty Endowment, a nonprofit, public benefit corporation that seeks to help organizations that provide job placement and training services for veterans.

Collister Johnson, President and Chief Operating Officer of Activision Blizzard

        Collister "Coddy" Johnson has served as our President and Chief Operating Officer since June 2017. Prior to that, he served as the chief operating officer and co-founder of Altschool, a public benefit, education technology company, from April 2016 until May 2017. Prior to joining Altschool, he held a number of positions of increasing responsibility at the Company from 2008 to 2016, serving as the chief financial officer and head of operations of Activision, one of our principal operating units, chief operating officer of Activision studios, and senior vice president and chief of staff to our Chief Executive Officer. Mr. Johnson holds a B.A. degree in ethics, politics and economics from Yale University and an M.B.A. degree from Stanford University.

Dennis Durkin, Chief Corporate Officer of Activision Blizzard

        Dennis Durkin became our Chief Corporate Officer in June 2017. Prior to this, Mr. Durkin served as our Chief Financial Officer since joining the Company in March 2012. Prior to joining the Company, Mr. Durkin held a number of positions of increasing responsibility at Microsoft Corporation, a computing hardware and software manufacturer, most recently serving as the corporate vice president and chief operating and financial officer of Microsoft Corporation's interactive entertainment business, which included the Xbox console business. Prior to joining Microsoft Corporation's interactive entertainment business in 2006, Mr. Durkin worked on Microsoft Corporation's corporate development and strategy team, including two years where he was based in London, England, driving pan-European activity. Before joining Microsoft Corporation, Mr. Durkin was a financial analyst at Alex. Brown and Company. Mr. Durkin holds a B.A. degree in government from Dartmouth College and an M.B.A. degree from Harvard University.

Spencer Neumann, Chief Financial Officer of Activision Blizzard

        Spencer Neumann has served as our Chief Financial Officer since May 2017. Prior to joining the Company, Mr. Neumann held a number of positions of increasing responsibility at The Walt Disney Company, most recently serving as the chief financial officer and executive vice president of Global Guest Experience of Walt Disney Parks and Resorts, from 2012 until May 2017. From 2005 to 2012, Mr. Neumann worked at the private equity firms of Providence Equity Partners and Summit Partners. Prior to that, Mr. Neumann held several other roles with Disney, which he initially joined in 1992, including executive vice president of the ABC Television Network from 2001 to 2004 and chief financial officer of the Walt Disney Internet Group from 1999 to 2001. He is also a member of the national board of directors of Make-A-Wish America. Mr. Neumann holds a B.A. degree in economics from Harvard University and an M.B.A. degree from Harvard University.

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

Michael Morhaime, President and Chief Executive Officer of Blizzard

        Michael Morhaime became Chief Executive Officer of Blizzard and an executive officer of Activision Blizzard in July 2008 in connection with the Business Combination. Mr. Morhaime co-founded Blizzard in February 1991, and transitioned to the role of Blizzard's President in April 1998. Mr. Morhaime served on the executive committee of Vivendi Games from January 1999, when Blizzard became a subsidiary of Vivendi Games, until the consummation of the Business Combination, when Blizzard became a subsidiary of the Company. Mr. Morhaime holds a B.S. degree in electrical engineering from the University of California at Los Angeles.

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

Employees

        At December 31, 2017, we had approximately 9,800 total full-time and part-time employees. At December 31, 2017, approximately 175 of our full-time employees were subject to fixed-term employment agreements with us.

        The majority of our employees in France, Germany, Spain, and Italy are subject to collective agreements as a part of normal business practices in those countries. In addition, certain employees in those countries are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

Additional Financial Information

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for certain additional information regarding operating segments and geographic areas. See the Critical Accounting Policies section under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our practices with regard to several working capital items, such as rights of return. See the "Management's Overview of Business Trends" under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of seasonality on our business. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding product development expense during the past three years.

Available Information

        Our website, located at https://www.activisionblizzard.com, allows free-of-charge access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the Securities and Exchange Commission ("SEC").

        Our SEC filings are also available to the public over the Internet at the SEC's website at https://www.sec.gov. Additionally, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the SEC, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, profitability, cash flows, liquidity, or stock price.

If we do not consistently deliver popular, high-quality content in a timely manner, or if consumers prefer competing products, our business may be negatively impacted.

        Consumer preferences for games are usually cyclical and difficult to predict, and even the most successful content remains popular for only limited periods of time, unless refreshed with new content or otherwise enhanced. In order to remain competitive, we must continuously develop new products or enhancements to our existing products. These products or enhancements may not be well-received by consumers, even if well-reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best-selling games, potentially taking sales away from them or reducing our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high-quality and well-received games, if our marketing fails to resonate with our consumers, if consumers lose interest in a genre of games we produce, if the use of cross-promotion within our mobile games to retain consumers becomes less effective, or if our competitors develop more successful products or offer competitive products at lower prices, our revenues and profit margins could decline. Further, a failure by us to develop a high-quality product, or our development of a product that is otherwise not well-received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well-received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly-received games typically generates lower-than-expected sales. In addition, our own best-selling products could compete with our other games, reducing sales for those other games.

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

        Further, delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business on our revenues and reputation and could cause our results of operations to be materially different from expectations. If we fail to release our products in a timely manner, or if we are unable to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game, our business may be negatively impacted.

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

        We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are responsible for a disproportionately high percentage of our profits. For example, revenues associated with the Call of Duty, Candy Crush, World of Warcraft, and Overwatch franchises, collectively, accounted for approximately 66% of our net revenues—and a significantly higher percentage of our operating income—for 2017. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

We may be unable to effectively manage the continued growth in the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

        We have experienced significant growth in the scope and complexity of our business, including through the acquisition of King and the development of our MLG, Studios and consumer products businesses, and remain ambitious as to the future growth in the scope and complexity of our business. Our future success depends, in part, on our ability to manage this expanded business and our aspirations for continued expansion. We have dedicated resources both to new business models that are largely untested, as is the case with esports, and to adjacent business opportunities in which very large competitors have an established presence, as is the case with our Studios and consumer products businesses. We do not know to what extent our future expansions will be successful. Further, even if successful, the growth of our business could create significant challenges for our management, operational, and financial resources, and could increase existing strain on, and divert focus from, our core businesses. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our business. Further, any failure by these new businesses may damage our reputation or otherwise negatively impact our core business of interactive software products and entertainment content.

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

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products, distribution channels and business models to emerging technologies and delivery platforms in order to stay competitive. Forecasting our revenues and profitability for these new products, distribution channels and business models is inherently uncertain and volatile, and if we invest in the development of interactive entertainment products or distribution channels incorporating a new technology or for a new platform that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial "up front" costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

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

        The proportion of our revenues derived from digital content delivery, as compared to traditional retail sales, continues to increase. The increased importance of digital content delivery in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for mobile platforms, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console or PC. Also, while digitally-distributed products generally have higher profit margins than retail sales, the risk profile for us, as the publisher, may be increased as business shifts to digital distribution, since the volume of initial orders from retailers for physical discs could be reduced.

Further, the providers of the platforms through which we digitally distribute content are also publishers of their own content distributed on those platforms, and, therefore, a platform provider may give priority to its own products or those of our competitors.

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

        Additionally, we compete with other forms of entertainment and leisure activities. As our business continues to expand in complexity and scope, we have increased exposure to additional competitors, including those with access to large existing user bases and control over distribution channels. Further, it is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to these competitive pressures could negatively impact our business.

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

        Our employees are our greatest asset. As such, our success depends to a significant extent on our ability to identify, attract, hire, retain, and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create and sell the high-quality, well-received content upon which our business is substantially dependent. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, it could have a negative impact on our business.

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

  •
  limited financial resources and business expertise and inability to retain skilled personnel may force developers out of business prior to completing products for us or require us to fund additional costs;

  •
  a competitor may acquire the business of one or more key developers or sign them to exclusive development arrangements and, in either case, we would not be able to continue to engage such developers' services for our products, except for any period of time for which the developer is contractually obligated to complete development for us; and

  •
  reliance on external developers reduces our visibility into, and control over, development schedules and operational outcomes compared to those when utilizing internal development resources.

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

        As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses. These transactions may involve significant risks and uncertainties, including: (1) in the case of an acquisition, (i) the potential for the acquired business to underperform relative to our expectations and the acquisition price, (ii) the potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of the acquired business's operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating the acquired business, its operations and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of the acquired businesses, and, (2) in the case of an investment, alliance or joint venture, (i) our ability to cooperate with our partner, (ii) our partner having economic, business or legal interests or goals that are inconsistent with ours, and (iii) the potential that our partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

Our debt could adversely affect our business.

        As of December 31, 2017, the Company had approximately $4.4 billion of long-term debt outstanding. Our debt burden could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities, and other general corporate purposes; exposing us to the risk of increased interest rates with respect to any borrowings that are at floating rates of interest; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to competitors who are less highly leveraged.

        Agreements governing our indebtedness, including our credit agreement and the indentures governing our notes, impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, under certain circumstances, our credit agreement and indentures may limit or prohibit other activities. In addition, we are required to maintain a maximum total net debt ratio calculated pursuant to a financial maintenance covenant under our credit agreement. Further, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under our credit agreement or the indentures governing our notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. There can be no assurances that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

        Claims, suits, government investigations, audits and proceedings are inherently difficult to predict and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings can have a materially adverse impact on us due to legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, substantial settlements, judgments, fines or penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

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

        We may experience issues with toys, accessories or peripherals that may lead to product liability, personal injury or property damage claims, recalls, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, decreased willingness by our customers to purchase, or by our partners to provide marketing support for, those products, denial or increased cost for insurance coverage, or additional safety and testing requirements, any of which could negatively impact our business.

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

        The interactive entertainment industry is somewhat seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season in the fourth quarter of the calendar year. As a result, our sales have historically been highest during the second half of the year, particularly for our Activision segment. Receivables and credit risk are likewise higher during the second half of the year, as retailers increase their purchases of our products in anticipation of the holiday season. Delays in development, approvals or manufacturing could affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season, which could negatively impact our business.

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

        As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers have increasingly become subject to infringement claims. Further, many of our products are highly realistic and feature materials that are based on real-world things or people, which may also be the subject of claims of infringement of the intellectual property of others, including right of publicity, trademark, and unfair competition claims. In addition, our products often utilize complex, cutting-edge technology that may become subject to emerging intellectual property claims of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, third parties may still claim infringement, particularly since there are many companies that focus exclusively on enforcing patent rights.

        From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether meritorious or not, may be time consuming, distracting to management and expensive to defend. Further, intellectual property litigation or claims could force us to do one or more of the following:

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

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. We may also face legal risks arising out of user-generated content. Further, the use of unauthorized "cheat" programs or the use of other unauthorized software modifications by users could impact multiplayer gameplay or lead to reductions in microtransactions in our games.

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

        Piracy is a persistent problem for us, and policing the unauthorized sale, distribution and use of our products is difficult, expensive, and time-consuming. Further, the laws of some countries in which our products are, or may be, distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. In addition, though we take steps to make the unauthorized sale, distribution and use of our products more difficult and to enforce and police our rights, as do the manufacturers of consoles and the operators of other platforms on which many of our games are played, our efforts and the efforts of the console manufacturers and platform operators may not be successful in controlling the piracy of our products in all instances. Technology designed to circumvent the protection measures used by console manufacturers and platform operators or by us in our products, the increasing availability of broadband access to the Internet, the refusal of Internet service providers to remove infringing content in certain instances and the ability to download pirated copies of games from various Internet sites and peer-to-peer networks could result in an expansion in piracy.

        In addition, "cheating" programs or other unauthorized software tools and modifications that enable consumers to cheat in games could negatively impact the volume of microtransactions or purchases of downloadable content. In addition, vulnerabilities in the design of our applications and of the platforms upon which they run could be discovered after their release, which may result in lost revenue opportunities. This may lead to lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively impact our business.

        We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies.

Due to our reliance on third-party platforms, platform providers are frequently able to influence our products and costs.

        Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Microsoft, or Nintendo, the physical products are replicated exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow the hardware manufacturers substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors. Accordingly, Sony, Microsoft, or Nintendo could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could negatively impact our business.

        The platform providers also control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our console platform products. The control that the platform providers have over the fee structures and/or retail pricing for products and services for their platforms and online networks could impact the volume of purchases of our products made over their networks and our profitability. With respect to certain downloadable content and microtransactions, the networks provided by these platform providers are the exclusive means of selling and distributing this content. Further, increased competition for limited premium "digital shelf space" has placed the platform providers in an increasingly better position to negotiate favorable terms of sale. If the platform provider establishes terms that restrict our offerings on its platform, or significantly impact the financial terms on which these products or services are offered to our customers, or does not renew our license or approve the inclusion of online capabilities in our console products, our business could be negatively impacted.

        We also derive significant revenues from the distribution of free-to-play games on third-party mobile and web platforms such as the Apple App Store, the Google Play Store, and Facebook, and most of the virtual currency we sell is purchased using the payment processing systems of these platform providers. These platforms also serve as significant online distribution platforms for our games. If these platforms modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service or other policies (including fees), or they develop their own competitive offerings, our business could be negatively impacted. Further, if these platform providers are required to change how they label free-to-play games or take payment for in-app purchases or change how the personal information of consumers is made available to developers, our business could be negatively impacted.

Our business is highly dependent on the success and availability of video game platforms manufactured by third parties, as well as our ability to develop commercially successful products for these platforms.

        We derive a substantial portion of our revenues from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PS4, Microsoft's Xbox One, and Nintendo's Wii U and Switch. For example, sales of products for consoles accounted for 34% of our consolidated net revenues in 2017. The success of our console business is driven in large part by our ability to accurately predict which platforms will be successful in the marketplace and our ability to develop commercially successful products for these platforms. We also rely on the availability of an adequate supply of these video game consoles and the continued support for these consoles by their manufacturers. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new platform, and development costs for new console platforms may be greater than those costs for the then-current console platforms. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the platforms for which we develop new software products or modify existing products do not attain significant market acceptance, we may not be able to recover our development costs, which could be significant.

The importance of retail sales to our business exposes us to the risks of that business model.

        In the United States and Canada, our "boxed" products are often sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. Our "boxed" products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments, and our retail customers and distributors have generally been reducing the levels of inventory they are willing to carry. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could have adverse consequences. In addition, having such a large portion of our retail total net revenues concentrated in a few customers reduces our negotiating leverage with these customers.

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

        A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a negative impact on our business. For instance, to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business. Additionally, in the past, legislation has been implemented in China that has required modifications to our software. The future implementation of similar laws or regulations in China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. Further, the enforcement of regulation of mobile and other games with an online element in China remains uncertain, and further changes, either in the regulations or their enforcement, could have a negative impact on our business in China.

        We are also subject to risks that our operations outside the United States could be conducted by our employees, contractors, third-party partners, representatives or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or other similar anti-bribery laws, as well as the 2017 U.K. Criminal Finances Act or other similar financial crime laws. While we have policies and procedures, as well as training for our employees, intended to secure compliance with these laws, our employees, contractors, third-party partners, representatives or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions.

        Additionally, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (the "E.U."), commonly referred to as "Brexit." The United

Kingdom commenced withdrawal proceedings with the E.U. in March 2017. These proceedings have created political and economic uncertainty, particularly in the United Kingdom and the E.U., and this uncertainty may persist for years. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence and the level of sales of discretionary items, including our products. Any of these effects could negatively impact our business.

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

        Our income tax liability and effective tax rate could be adversely affected by a variety of factors, including changes in our business, the mix of earnings in countries with differing statutory tax rates, changes in tax laws or tax rulings, changes in interpretations of existing laws, or developments in tax examinations or investigations. Any of these factors could have a material adverse effect on the Company's consolidated financial position, liquidity, or results of operations or require us to change the manner in which we operate our business. The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. The E.U. and its member states, and a number of other countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us. Furthermore, tax authorities may choose to examine or investigate our tax reporting or tax liability, including under transfer pricing or permanent establishment theories. These proceedings may lead to adjustments or proposed adjustments to our income taxes or provisions for uncertain tax positions.

        On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the "U.S. Tax Reform Act") was enacted in the United States. The U.S. Tax Reform Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our financial position and effective tax rate. Accounting for the income tax effects of the U.S. Tax Reform Act requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation. Due to the timing of enactment and the complexity in determining the income tax effects of the U.S. Tax Reform Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. We may make adjustments to the provisional amounts as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act. These adjustments could materially affect our financial position and results of operations as well as our effective tax rate in the period in which these adjustments are made.

        In late 2017, we received a Notice of Reassessment from the French Tax Authority ("FTA") related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and judicial remedies, if necessary. While we believe our tax provisions at December 31, 2017 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

        We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes, in both the United States and various other jurisdictions. Tax authorities regularly examine these non-income taxes. The outcomes from these examinations, changes in the business, changes in applicable tax rules or other tax matters may have a negative impact on our business.

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

        Although we have structured and operate our skill tournaments with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, some of our online games and other services include random digital item mechanics, which may become subject to regulations in various jurisdictions. If these were to occur, we might be required to seek licenses, authorizations, or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, such as reporting to regulators, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States, Europe, or elsewhere regarding these activities may lessen the growth of casual game services and impair our business.

Change in government regulations relating to the Internet could negatively impact our business.

        We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting "net neutrality," could decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, on December 14, 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the U.S. Given uncertainty around these rules, including changing interpretations, amendments, or repeal, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively impact our business.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

        Consumers play certain of our games online using third-party platforms and networks, through online social platforms, and on mobile devices. We collect and store information about our consumers of these games—both personally identifying and non-personally identifying information. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information. For example, the E.U. has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy regulations. The U.S. Children's Online Privacy Protection Act ("COPPA") also regulates the collection, use, and disclosure of personal information from children under 13 years of age. Failure to comply with COPPA may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines.

        Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future, which could impact our approach to operating and marketing our games. For example, the E.U.'s General Data Protection Regulation (the "GDPR"), which will come into effect in May 2018, imposes a range of new compliance obligations for us and other companies with European users, and increases financial penalties for noncompliance significantly. Regulators have not yet issued clear guidance for many of these new compliance obligations. The U.S. government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the E.U. has proposed reforms to its existing data protection legal framework, including the GDPR. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our consumers that is necessary for compliance with these various types of regulations.

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

        Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our games with online features, and could prevent the operation of such games altogether, any of which could result in the loss of sales for, or in, such games. This risk is particularly pronounced with respect to the mobile games published by King, which rely on a small number of third-party owned data centers located in one city, or with respect to the functioning of our proprietary online gaming service, Blizzard Battle.net, the disruption of which could prevent Blizzard from delivering content digitally or render all of Blizzard's games, as well as Destiny 2 PC content, unavailable.

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

        In the course of our day-to-day business, we and third parties operating on our behalf create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and confidential information with respect to our customers, consumers, and employees. A malicious intrusion by hackers or other breach of the systems on which such source code and assets, account information (including personally identifiable information) and other sensitive data (including credit card information maintained in a proprietary database) is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers', consumers' or employees' personally identifiable information or our own sensitive business data. We have implemented programs intended to secure our data and systems and prevent unauthorized access to, or loss of, sensitive data. However, because these attacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. If we are subject to data security breaches, or a security-related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional security measures, or suffer reputational damage. Additionally, while we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by data breaches or system or network disruptions. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such data security breaches may subject us to legal claims or proceedings, including regulatory investigations and actions, especially if there is loss, disclosure, or misappropriation of, or access to, our customers' credit card or other sensitive or personally identifiable information.

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

  •
  quarter-to-quarter variations in the results of our operations;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices are located at 3100 Ocean Park Boulevard, Santa Monica, California. The following is a summary of the principal leased offices we maintained as of December 31, 2017:

Type of Leased Facility	Americas	EMEA(1)	Asia	Total
	Square footage of leased properties
Corporate Offices	152,431	1,147	—	153,578
Activision Product Development & Publishing Facilities (Activision segment)	724,122	48,343	25,838	798,303
Blizzard Product Development & Publishing Facilities (Blizzard segment)	904,773	99,922	102,898	1,107,593
King Product Development & Publishing Facilities (King segment)	83,885	401,469	4,189	489,543
Distribution and Other Facilities	23,557	101,583	—	125,140
Sales offices	12,267	34,747	8,055	55,069

Total	1,901,035	687,211	140,980	2,729,226

(1)
Consists of the Europe, Middle East, and Africa geographic regions.

        In total, we have approximately 100 facility leases in the following 20 countries: Australia, Brazil, Canada, China, France, Germany, Ireland, Italy, Japan, Malta, Mexico, the Netherlands, Romania, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom, and the United States.

        The only facilities currently owned by the Company are two European warehouses utilized by the Distribution segment, one located in Burglengenfeld, Germany and the other in Venlo, the Netherlands.

        We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

        As further described in Note 15 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, on December 28, 2017, we received a Notice of Reassessment from the FTA related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million ($680 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and judicial remedies, if necessary. While we believe our tax provisions at December 31, 2017 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

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

Item 4.    MINE SAFETY DISCLOSURES

  Not applicable

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is quoted on the Nasdaq National Market under the symbol "ATVI." The following table sets forth, for the periods indicated, the high and low reported sale prices for our common stock. At February 20, 2018, there were 1,663 holders of record of our common stock.

	High	Low
2017
First Quarter Ended March 31, 2017	$50.40	$36.18
Second Quarter Ended June 30, 2017	61.58	48.41
Third Quarter Ended September 30, 2017	66.58	55.86
Fourth Quarter Ended December 31, 2017	67.40	57.29

	High	Low
2016
First Quarter Ended March 31, 2016	$38.09	$26.49
Second Quarter Ended June 30, 2016	39.99	33.03
Third Quarter Ended September 30, 2016	45.12	39.28
Fourth Quarter Ended December 31, 2016	45.55	35.12

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

        The following graph and table compare the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the RDG Technology Composite Index. The graph and table assume that $100 was invested on December 31, 2012, and that dividends were reinvested daily. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Fiscal year ending December 31:	12/12	12/13	12/14	12/15	12/16	12/17
Activision Blizzard, Inc.	$100.00	$170.11	$194.06	$376.61	$354.16	$624.78
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
RDG Technology Composite	100.00	132.51	155.05	161.00	181.12	247.79

Cash Dividends

        We have paid a dividend annually since 2010. Below is a summary of cash dividends paid over the past three fiscal years, along with the dividend most recently declared by the Board of Directors that will be paid in May 2018:

Year	Per Share Amount	Record Date	Dividend Payment Date
2018	$0.34	3/30/2018	5/9/2018
2017	$0.30	3/30/2017	5/10/2017
2016	$0.26	3/30/2016	5/11/2016
2015	$0.23	3/30/2015	5/13/2015

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

Issuer Purchase of Equity Securities

        On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of the date hereof, we have not repurchased any shares under this program and the determination as to if and when we make any such stock repurchases will be dependent on market conditions and other factors.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2017 is derived from our Consolidated Financial Statements and include the operations of King commencing on the King Acquisition Date. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Net revenues	$7,017	$6,608	$4,664	$4,408	$4,583
Net income(1)	273	966	892	835	1,010
Basic net income per share	0.36	1.30	1.21	1.14	0.96
Diluted net income per share	0.36	1.28	1.19	1.13	0.95
Cash dividends declared per share	0.30	0.26	0.23	0.20	0.19
Operating cash flows	$2,213	$2,155	$1,259	$1,331	$1,293
Balance Sheet Data:
Cash and investments(2)	$4,775	$3,271	$1,840	$4,867	$4,452
Total assets	18,668	17,452	15,246	14,637	13,947
Long-term debt, net(3)	4,390	4,887	4,074	4,319	4,687
Long-term debt, gross	4,440	4,940	4,119	4,369	4,744
Net debt(4)	—	1,669	2,279	—	292

(1)
Net income includes the impact of significant discrete tax-related impacts, including incremental income tax expense due to the application of the U.S. Tax Reform Act. See further discussion in Note 15 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Cash and investments consists of cash and cash equivalents along with short-term and long-term investments. We had short-term investments of $62 million and did not have any long-term investments as of December 31, 2017. We had short-term and long-term investments of $13 million and $13 million, respectively, as of December 31, 2016, $8 million and $9 million, respectively, as of December 31, 2015, $10 million and $9 million, respectively, as of December 31, 2014, and $33 million and $9 million, respectively, as of December 31, 2013. Cash and investments as of December 31, 2015 excludes $3,561 million of cash placed in escrow for the King Acquisition.

(3)
For discussion on our debt obligations, see Note 11 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Net debt is defined as long-term debt, gross less cash and investments.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, PC, and mobile devices. We also operate esports events and leagues and create film and television content based on our games.

The King Acquisition

        On February 23, 2016, we completed the King Acquisition for an aggregate purchase price of approximately $5.8 billion, as further described in Note 20 of the notes to the consolidated financial statements. Our consolidated financial statements include the operations of King commencing on February 23, 2016.

Reportable Segments

        As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure such that the MLG business now operates as a division of Blizzard. As such, commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, is now a component of the Blizzard operating segment. MLG is responsible for the operations of the Overwatch League, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

        Based upon our organizational structure, we conduct our business through three reportable segments: Activision, Blizzard, and King.

(i)    Activision

        Activision is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products based on our internally developed intellectual properties, as well as some licensed properties.

(ii)   Blizzard

        Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net, which facilitates digital distribution of Blizzard content, along with Activision's Destiny 2 content, online social connectivity, and the creation of user-generated content. As noted above, Blizzard also includes the activities of our MLG business, which is responsible for the operations of the Overwatch League, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

(iii)  King

        King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google's Android and Apple's iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King's games are free to play, however, players can acquire in-game items, either with virtual currency the players purchase or directly using real currency.

Other

        We also engage in other businesses that do not represent reportable segments, including:

  •
  the Studios business, which is devoted to creating original film and television content based on our extensive library of globally recognized intellectual properties; and

  •
  the Distribution business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

        The Company's 2017 financial highlights include:

  •
  consolidated net revenues increased 6% to $7.0 billion and consolidated operating income decreased 7% to $1.3 billion, as compared to consolidated net revenues of $6.6 billion and consolidated operating income of $1.4 billion in 2016;

  •
  revenues from digital online channels increased 13% to $5.5 billion, or 78% of consolidated net revenues, as compared to $4.9 billion, or 74% of consolidated net revenues, in 2016;

  •
  operating margin was 18.7%, as compared to 21.4% in 2016;

  •
  cash flows from operating activities of approximately $2.21 billion, an increase of 3%, as compared to $2.16 billion in 2016;

  •
  consolidated net income decreased 72% to $273 million, as compared to $966 million in 2016, primarily driven by the impact of significant discrete tax-related impacts, including incremental income tax expense due to the impacts from the U.S. Tax Reform Act, as discussed in "Consolidated Results" below;

  •
  consolidated net income included $113 million of excess tax benefits from share-based payments, as compared to $81 million in 2016; and

  •
  diluted earnings per common share decreased 72% to $0.36, as compared to $1.28 in 2016, primarily driven by incremental income tax expense due to the impacts from the U.S. Tax Reform Act.

        Since certain of our games are hosted online or include online functionality that represents an essential component of gameplay and, as a result, a more-than-inconsequential separate deliverable, we initially defer the software-related revenues from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the year ended December 31, 2017, include a net effect of $139 million and $71 million, respectively, from the deferrals of net revenues and related cost of revenues.

Release Highlights

        Games and downloadable content that were released during 2017, include:

  •
  Activision's four downloadable content packs for Call of Duty: Infinite Warfare™; and one downloadable content pack for Call of Duty: Modern Warfare® Remastered;

  •
  Activision's Call of Duty: Black Ops III Zombies Chronicles, a downloadable content pack of remastered zombies maps from Call of Duty: World at War, Call of Duty: Black Ops, and Call of Duty: Black Ops II;

  •
  Activision's Crash Bandicoot™ N. Sane Trilogy, a remastered version of the first three Crash Bandicoot games for Playstation 4;

  •
  Activision's Destiny 2, the sequel to Destiny, and Curse of Osiris, the first expansion to Destiny 2;

  •
  Activision's Call of Duty: WWII;

  •
  Blizzard's latest expansions to Hearthstone—Journey to Un'Goro™, Knights of the Frozen Throne™, and Kobolds and Catacombs™;

  •
  Blizzard's Rise of the Necromancer™, a downloadable content pack for Diablo III; and

  •
  King's Bubble Witch 3 Saga™.

        We also completed the sale of 12 teams for the Overwatch League, the first major global professional esports league with city-based teams. The first preseason matches occurred in December 2017 and the inaugural regular season started in January 2018.

International Sales

        International sales are a fundamental part of our business. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Net revenues from international sales accounted for approximately 55%, 55%, and 52% of our total consolidated net revenues for the years ended December 31, 2017, 2016, and 2015, respectively. The majority of our net revenues from foreign countries are generated by consumers in Australia, Canada, China, France, Germany, Italy, Japan, South Korea, Spain, Sweden, and the United Kingdom. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies

Operating Metrics

        The following operating metrics are key performance indicators that we use to evaluate our business.

Monthly Active Users

        We monitor monthly active users ("MAUs") as a key measure of the overall size of our user base. MAUs are the number of individuals who accessed a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing that total by the number of months in the period. An individual who accesses two of our games would be counted as two users. In addition, due to technical limitations, for Activision and King, an individual who accesses the same game on two platforms or devices in the relevant period would be counted as two users. For Blizzard, an individual who accesses the same game on two platforms or devices in the relevant period would generally be counted as a single user.

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

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Activision	55	49	47	48	51	46
Blizzard	40	42	46	41	41	42
King	290	293	314	342	355	394

Total	385	384	407	431	447	482

        Average MAUs for the quarter ended December 31, 2017 were comparable to the quarter ended September 30, 2017. The decrease in King's and Blizzard's average MAUs is partially offset by an increase in Activision's average MAUs driven by the Call of Duty franchise due to the launch of Call of Duty: WWII in November 2017.

        Average MAUs decreased by 62 million, or 14%, for the quarter ended December 31, 2017, as compared to the quarter ended December 31, 2016. The decrease in King's average MAUs is due to decreases across King's franchises that are largely attributable to less engaged users leaving the network and maturity of titles.

Net Bookings

        We monitor net bookings as a key operating metric in evaluating the performance of our business. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period, and includes license fees, merchandise, and publisher incentives, among others. Net bookings were as follows (amounts in millions):

	For the years ended December 31,
				Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
	2017	2016	2015
Net bookings	$7,156	$6,599	$4,621	$557	$1,978

  2017 vs. 2016

        The increase in net bookings for 2017, as compared to 2016, was primarily due to:

  •
  higher net bookings from King titles, as 2017 includes King net bookings for the full year, while 2016 only included King net bookings for the partial period following the King Closing Date, as well as higher net bookings from the Candy Crush franchise, due to in-game events and features;

  •
  higher net bookings from the Destiny franchise, driven by the release of Destiny 2 in September 2017;

  •
  higher net bookings from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare Remastered), the comparable 2016 title;

  •
  higher net bookings from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions; and

  •
  net bookings from Crash Bandicoot N. Sane Trilogy, which was released in June 2017.

        The increase was partially offset by:

  •
  lower net bookings from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title;

  •
  lower net bookings from Overwatch, which was released in May 2016;

  •
  lower net bookings from World of Warcraft, driven by the release of World of Warcraft: Legion™ in August 2016, with no comparable release in 2017; and

  •
  lower net bookings from the Skylanders® franchise, due to the release of Skylanders Imaginators in October 2016, with no comparable release in 2017.

  2016 vs. 2015

        The increase in net bookings for 2016, as compared to 2015, was primarily due to:

  •
  new net bookings from King titles following the King Closing Date, primarily driven by the Candy Crush franchise;

  •
  net bookings from Overwatch, which was released in May 2016;

  •
  higher net bookings from digital content associated with Call of Duty: Black Ops III, which was released in November 2015, as compared to Call of Duty: Advanced Warfare, the comparable 2014 title; and

  •
  higher net bookings from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2015.

        The increase was partially offset by:

  •
  lower net bookings from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title;

  •
  lower net bookings from the Destiny franchise, as there were two expansion packs in 2015—House of Wolves and The Taken King—but only one in 2016—Rise of Iron;

  •
  lower net bookings from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower net bookings from standalone toys and accessories from the Skylanders franchise in 2016; and

  •
  lower net bookings from Guitar Hero® Live, which was released in 2015, with no comparable release in 2016.

Management's Overview of Business Trends

Interactive Entertainment and Mobile Gaming Growth

        Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry has grown, on average, 18% over the last three years. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more common place across age groups and as more developing regions gain access to this form of entertainment.

        Further, the wide adoption of smart phones globally and the free-to-play business model on those platforms has increased the total addressable market for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is now estimated to be larger than console and PC gaming and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment from, our franchises.

Opportunities to Expand Franchises Outside of Games

        Our fans spend significant time investing in our franchises through purchases of our game content, whether through purchases of full games or downloadable content or via microtransactions. Given the passion our players have for our franchises, we believe there are emerging opportunities to drive additional engagement and investment in our franchises outside of games. These opportunities include esports, film and television, and consumer products. Our efforts to build these adjacent opportunities are still relatively nascent, but we view them as potentially significant sources of future revenues.

        As part of our efforts to take advantage of the esports opportunity, during 2017 we completed the sale of 12 teams for the Overwatch League. The Overwatch League is the first major global professional esports league with city-based teams. The first preseason matches occurred in December 2017 and the inaugural regular season started in January 2018.

Concentration of Sales Among the Most Popular Franchises

        The concentration of retail revenues among key titles has continued as a trend in the overall interactive entertainment industry. According to The NPD Group, the top 10 titles accounted for 36% of the retail sales in the U.S. interactive entertainment industry in 2017. Similarly, a significant portion of our revenues has historically been derived from video games based on a few popular franchises and these video games were responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, Candy Crush, World of Warcraft, and Overwatch franchises, collectively, accounted for 66% of our consolidated net revenues—and a significantly higher percentage of our operating income—for 2017.

        The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Of the top 10 console franchises in 2017, all 10 are from established franchises. Similarly, according to U.S rankings for the Apple App Store and Google Play store per App Annie Intelligence as of December 2017, the top 10 mobile games have an average tenure of 22 months.

        In addition to investing in and developing sequels and content for our top titles, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. In 2014, we released Hearthstone and Destiny, in 2015, we released Heroes of the Storm, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence in the mobile market, on February 23, 2016, we completed the King Acquisition.

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

Recurring Revenue Business Models and Seasonality

        Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business further towards a more consistently recurring and year-round model. Offering downloadable content and microtransactions, in addition to full games, allows our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenues, it can also increase player engagement. Also, mobile games, and free-to-play games more broadly, are generally less seasonal.

        While our business is transitioning to a year-round engagement model, the interactive entertainment industry remains somewhat seasonal. We have historically experienced our highest sales volume, particularly for Activision, in the year-end holiday buying season, which occurs in the fourth quarter. Following the acquisition of King, which focuses on free-to-play games which are generally less seasonal, and as we otherwise make the shift to a year-round model, less of our revenues are generated during the fourth quarter. For our reportable segments—Activision, Blizzard, and King—the percentage of our revenue represented by the fourth quarter in each of 2017 and 2016 was 36%, as compared to 46% in 2015.

Expected Upcoming Releases

        We expect to release World of Warcraft: Battle for Azeroth and our latest Call of Duty game in the second half of 2018. In addition, we expect to deliver ongoing content for our various franchises, including expansion packs for Hearthstone and Destiny 2, in-game events for Overwatch, and map packs for Call of Duty: WWII, as well as releases of remastered versions of titles from our library of IP. We also expect to release at least two new mobile titles during 2018, including a social casino game from King.

        We will also continue to invest in new opportunities, including new titles across our platforms, and continue to build on our advertising and esports initiatives.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Years Ended December 31,
	2017		2016		2015
Net revenues
Product sales	$2,110	30%	$2,196	33%	$2,447	52%
Subscription, licensing, and other revenues	4,907	70	4,412	67	2,217	48

Total net revenues	7,017	100	6,608	100	4,664	100

Costs and expenses
Cost of revenues—product sales:
Product costs	733	35	741	34	872	36
Software royalties, amortization, and intellectual property licenses	300	14	331	15	370	15
Cost of revenues—subscription, licensing, and other:
Game operations and distribution costs	984	20	851	19	274	12
Software royalties, amortization, and intellectual property licenses	484	10	471	11	69	3
Product development	1,069	15	958	14	646	14
Sales and marketing	1,378	20	1,210	18	734	16
General and administrative	760	11	634	10	380	8

Total costs and expenses	5,708	81	5,196	79	3,345	72

Operating income	1,309	19	1,412	21	1,319	28
Interest and other expense (income), net	146	2	214	3	198	4
Loss on extinguishment of debt(1)	12	—	92	1	—	—

Income before income tax expense	1,151	16	1,106	17	1,121	24
Income tax expense	878	13	140	2	229	5

Net income	$273	4%	$966	15%	$892	19%

(1)
Represents the loss on extinguishment of debt we recognized associated with our refinancing activities. The 2017 loss on extinguishment is comprised of a $12 million write-off of unamortized discount and deferred financing costs associated with refinancing activities on our tranche of term loans "A" and the 2016 loss on extinguishment was comprised of a premium payment of $63 million and a write-off of unamortized discount and financing costs of $29 million associated with the extinguishment of certain term loan and senior note facilities through our refinancing activities.

Consolidated Net Revenues

        The following table summarizes our consolidated net revenues and the increase/(decrease) in deferred revenues recognized (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015	Increase/ (decrease) 2017 v 2016	Increase/ (decrease) 2016 v 2015	% Change 2017 v 2016	% Change 2016 v 2015
Consolidated net revenues	$7,017	$6,608	$4,664	$409	$1,944	6%	42%
Net effect from recognition (deferral) of deferred net revenues	(139)	9	43	(148)	(34)

Consolidated net revenues

  2017 vs. 2016

        The increase in consolidated net revenues for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from King titles, as 2017 includes King revenues for the full year, while 2016 only included King revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise, due to in-game events and features;

  •
  higher revenues recognized from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions;

  •
  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017; and

  •
  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title.

        The increase was partially offset by:

  •
  lower revenues recognized from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title; and

  •
  lower revenues from the Skylanders franchise, due to the release of Skylanders Imaginators in October 2016, with no comparable release in 2017.

  2016 vs. 2015

        The increase in consolidated net revenues for 2016, as compared to 2015, was primarily due to:

  •
  new revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise;

  •
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

  •
  lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone toys and accessories from the Skylanders franchise in 2016; and

  •
  lower revenues recognized from the Diablo franchise due to the timing of releases.

Change in Deferred Revenues Recognized

  2017 vs. 2016

        The decrease in net deferred revenues recognized for 2017, as compared to 2016, was primarily due to:

  •
  a net deferral of revenues for the Destiny franchise, primarily due to Destiny 2, which was released in September 2017, as compared to net deferred revenues recognized in the comparable prior period; and

  •
  a higher net deferral of revenues from the Call of Duty franchise, primarily due to the stronger performance of Call of Duty: WWII in the fourth quarter of 2017, as compared to Call of Duty: Infinite Warfare in the fourth quarter of 2016.

        The decrease was partially offset by:

  •
  net deferred revenues recognized from Overwatch in 2017, as compared to a net deferral of revenues in 2016 due to the release of Overwatch in May 2016; and

  •
  net deferred revenues recognized from World of Warcraft in 2017, as compared to a net deferral of revenues in 2016 due to the release of World of Warcraft: Legion in August 2016.

  2016 vs. 2015

        The decrease in net deferred revenues recognized for 2016, as compared to 2015, was primarily due to:

  •
  deferrals of revenues associated with the release of World of Warcraft: Legion in August 2016, as compared to the recognition of deferred revenues in 2015 from the release of World of Warcraft: Warlords of Draenor® in November 2014; and

  •
  deferrals of revenues associated with Overwatch.

        The decrease was partially offset by lower deferrals of revenues associated with the Call of Duty franchise, driven by lower revenue deferrals from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $42 million, a negative impact of $81 million, and a negative impact of $373 million on Activision Blizzard's consolidated net revenues in 2017, 2016, and 2015, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Operating Segment Results

        Currently, we have three reportable segments. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

        Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments. As discussed in the "Business Overview" above, commencing with the second quarter of 2017, we made changes to our operating segments which reflect the changes in our organization and reporting structure. Our MLG business, which was previously included in the non-reportable "Other segments," is now presented within the Blizzard reportable segment. Prior period amounts have been revised to reflect this change. This change had no impact on consolidated net revenues or operating income.

        Information on the reportable segments net revenues and segment operating income are presented below (amounts in millions):

	For the Year Ended December 31, 2017				Increase / (decrease) 2017 v 2016
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,628	$2,120	$1,998	$6,746	$408	$(319)	$412	$501
Intersegment net revenues(1)	—	19	—	19	—	19	—	19

Segment net revenues	$2,628	$2,139	$1,998	$6,765	$408	$(300)	$412	$520
Segment operating income	$1,005	$712	$700	$2,417	$217	$(283)	$163	$97

	For the Year Ended December 31, 2016				Increase / (decrease) 2016 v 2015
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,220	$2,439	$1,586	$6,245	$(480)	$874	$1,586	$1,980
Intersegment net revenues(1)	—	—	—	—	—	—	—	—

Segment net revenues	$2,220	$2,439	$1,586	$6,245	$(480)	$874	$1,586	$1,980
Segment operating income	$788	$995	$537	$2,320	$(80)	$434	$537	$891

	For the Year Ended December 31, 2015
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,700	$1,565	$—	$4,265
Intersegment net revenues(1)	—	—	—	—

Segment net revenues	$2,700	$1,565	$—	$4,265
Segment operating income	$868	$561	$—	$1,429

(1)
Intersegment revenues reflect licensing and service fees charged between segments.

        Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015
Reconciliation to consolidated net revenues:
Segment net revenues	$6,765	$6,245	$4,265
Revenues from other segments(1)	410	354	356
Net effect from recognition (deferral) of deferred net revenues(2)	(139)	9	43
Elimination of intersegment revenues(3)	(19)	—	—

Consolidated net revenues	$7,017	$6,608	$4,664

Reconciliation to consolidated income before income tax expense:
Segment operating income	$2,417	$2,320	$1,429
Operating (loss) income from other segments(1)	(19)	14	37
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues(2)	(71)	(10)	(39)
Share-based compensation expense	(178)	(159)	(92)
Amortization of intangible assets(4)	(757)	(706)	(11)
Fees and other expenses related to the King Acquisition(5)	(15)	(47)	(5)
Restructuring costs(6)	(15)	—	—
Other non-cash charges(7)	(14)	—	—
Discrete tax-related items(8)	(39)	—	—

Consolidated operating income	1,309	1,412	1,319
Interest and other expense (income), net	146	214	198
Loss on extinguishment of debt	12	92	—

Consolidated income before income tax expense	$1,151	$1,106	$1,121

(1)
Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)
We have determined that some of our titles' online functionality represents an essential component of gameplay and, as a result, represents a more-than-inconsequential separate deliverable. As such, we are required to recognize revenues from these titles over the estimated service periods, which are generally less than twelve months. The related cost of revenues are deferred and recognized when the related revenues are recognized. In the operating segment results table, we reflect the net effect from the deferrals of revenues and (recognition) of deferred revenues, along with the related cost of revenues, on certain of our online enabled products.

(3)
Intersegment revenues reflect licensing and service fees charged between segments.

(4)
We amortize intangible assets over their estimated useful lives based on the pattern of consumption of the underlying economic benefits. The amounts presented in the table represent the effect of the amortization of intangible assets in our consolidated statements of operations.

(5)
Reflects fees and other expenses related to the King Acquisition, inclusive of related debt financings and integration costs.

(6)
Reflects restructuring charges, primarily severance costs.

(7)
Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

(8)
Reflects the impact of other unusual or unique tax-related items and activities.

Segment Net Revenues

Activision

  2017 vs. 2016

        The increase in Activision's net revenues for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016;

  •
  higher revenues from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title;

  •
  higher revenues from from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions; and

  •
  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017.

        The increase was partially offset by:

  •
  lower revenues from Call of Duty: Infinite Warfare including its associated digital content, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title; and

  •
  lower revenues from the Skylanders franchise, due to the release of Skylanders Imaginators in October 2016, with no comparable release in 2017.

  2016 vs. 2015

        The decrease in Activision's net revenues for 2016, as compared to 2015, was primarily due to:

  •
  lower revenues from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title, which was the third game in our successful Black Ops series;

  •
  lower revenues from the Destiny franchise, as there were two expansion packs in 2015—House of Wolves and The Taken King—but only one in 2016—Rise of Iron;

  •
  lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone Skylanders toys and accessories in 2016; and

  •
  lower revenues from Guitar Hero Live, which was released in 2015 with no comparable release in 2016.

        The decrease was partially offset by higher revenues from digital content associated with Call of Duty: Black Ops III, as compared to Call of Duty: Advanced Warfare, the comparable 2014 title.

Blizzard

  2017 vs. 2016

        The decrease in Blizzard's net revenues for 2017, as compared to 2016, was primarily due to:

  •
  lower revenues from Overwatch, which was released in May 2016; and

  •
  lower revenues from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2017.

        The decrease was partially offset by:

  •
  revenues recognized from franchise sales of city-based teams for the Overwatch League; and

  •
  higher revenues from Diablo III, primarily due to the release of Rise of the Necromancer, a downloadable content pack for Diablo III that was released in June 2017.

  2016 vs. 2015

        The increase in Blizzard's net revenues for 2016, as compared to 2015, was primarily due to:

  •
  revenues from Overwatch, which was released in May 2016; and

  •
  higher revenues from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2015.

King

  2017 vs. 2016

        The increase in King's net revenues for 2017, as compared to 2016, was primarily due to:

  •
  2017 including King revenues for the full year, while 2016 only included King revenues for the partial period following the King Closing Date; and

  •
  higher revenues from the Candy Crush franchise, due to in-game events and features.

  2016 vs. 2015

        King's 2016 net revenues represent the net revenues from the King Closing Date through December 31, 2016. The revenues were primarily driven by the Candy Crush franchise, which included the release of Candy Crush Jelly Saga™ in January 2016.

Segment Income from Operations

Activision

  2017 vs. 2016

        The increase in Activision's operating income for 2017, as compared to 2016, was primarily due to higher revenues, as discussed above, and lower costs associated with the Skylanders franchise, as there was not a new title released in 2017.

        The increase was partially offset by higher sales and marketing spend on the Destiny franchise due to the release of Destiny 2.

  2016 vs. 2015

        The decrease in Activision's operating income for 2016, as compared to 2015, was primarily due to lower revenues, as discussed above. This was partially offset by:

  •
  lower sales and marketing spend on Guitar Hero Live and the Destiny franchise given the timing of game launches; and

  •
  the relative increase in revenues coming from the digital online channel, which typically has a higher profit margin.

Blizzard

  2017 vs. 2016

        The decrease in Blizzard's operating income for 2017, as compared to 2016, was primarily due to lower revenues, as discussed above, along with higher product development costs resulting from lower capitalization of software development costs due to the timing of game development cycles.

        The decrease was partially offset by lower sales and marketing costs and software amortization for Overwatch and World of Warcraft: Legion, due to their respective launches in 2016, with no comparable releases in 2017.

  2016 vs. 2015

        The increase in Blizzard's operating income for 2016, as compared to 2015, was primarily due to higher revenues. This was partially offset by:

  •
  new sales and marketing spending to support Overwatch; and

  •
  higher personnel costs due to segment performance bonuses and increased headcount to support the business growth.

King

  2017 vs. 2016

        The increase in King's operating income for 2017, as compared to 2016, was primarily due to:

  •
  2017 including King's results of operations for the full year, while 2016 only included King's results of operations for the partial period following the King Closing Date; and

  •
  higher revenues from the Candy Crush franchise, as discussed above.

  2016 vs. 2015

        King's operating income for the year ended December 31, 2016 represents the operating income from the King Closing Date through December 31, 2016.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $85 million, a negative impact of $30 million, and a negative impact of $338 million on reportable segment net revenues for 2017, 2016, and 2015, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

        The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015	Increase/ (decrease) 2017 v 2016	Increase/ (decrease) 2016 v 2015	% Change 2017 v 2016	% Change 2016 v 2015
Net revenues by distribution channel
Digital online channels(1)	$5,479	$4,865	$2,502	$614	$2,363	13%	94%
Retail channels	1,033	1,386	1,806	(353)	(420)	(25)	(23)
Other(2)	505	357	356	148	1	41	—

Total consolidated net revenues	$7,017	$6,608	$4,664	$409	$1,944	6%	42%

(1)
Net revenues from "Digital online channels" include revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2)
Net revenues from "Other" include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Digital Online Channel Net Revenues

  2017 vs. 2016

        The increase in net revenues from digital online channels for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from King titles, as 2017 includes King revenues for the full year, while 2016 only included King revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features; and

  •
  higher revenues recognized from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions.

        The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

  2016 vs. 2015

        The increase in net revenues from digital online channels for 2016, as compared to 2015, was primarily due to:

  •
  new revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise;

  •
  revenues recognized from Overwatch, which was released in May 2016; and

  •
  higher revenues recognized in 2016 from digital content associated with Call of Duty: Black Ops III, as compared to revenues recognized in 2015 from digital content associated with Call of Duty: Advanced Warfare, the comparable 2015 title.

Retail Channel Net Revenues

  2017 vs. 2016

        The decrease in net revenues from retail channels for 2017, as compared to 2016, was primarily due to:

  •
  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title; and

  •
  lower revenues from the Skylanders franchise, due to the release of Skylanders Imaginators in October 2016, with no comparable release in 2017.

        The decrease was partially offset by:

  •
  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017; and

  •
  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title.

  2016 vs. 2015

        The decrease in net revenues from retail channels for 2016, as compared to 2015, was primarily due to:

  •
  lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015;

  •
  lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone Skylanders toys and accessories in 2016; and

  •
  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in the fourth quarter of 2016, as compared to Call of Duty: Black Ops III, which was released in the fourth quarter of 2015.

        The decrease was partially offset by:

  •
  revenues recognized from Overwatch, which was released in May 2016; and

  •
  higher revenues recognized in 2016 from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to revenues recognized in 2015 from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015	Increase/ (decrease) 2017 v 2016	Increase/ (decrease) 2016 v 2015	% Change 2017 v 2016	% Change 2016 v 2015
Geographic region net revenues:
Americas	$3,607	$3,423	$2,409	$184	$1,014	5%	42%
EMEA(1)	2,464	2,221	1,741	243	480	11	28
Asia Pacific	946	964	514	(18)	450	(2)	88

Consolidated net revenues	$7,017	$6,608	$4,664	$409	$1,944	6	42

(1)
Consists of the Europe, Middle East, and Africa geographic regions.

Americas

  2017 vs. 2016

        The increase in net revenues in the Americas region for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from King titles, as 2017 includes King's revenues for the full year, while 2016 only included King's revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features;

  •
  higher revenues recognized from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions; and

  •
  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017.

        The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

  2016 vs. 2015

        The increase in net revenues in the Americas region for 2016, as compared to 2015, was primarily due to:

  •
  new revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise;

  •
  revenues recognized from Overwatch, which was released in May 2016; and

  •
  higher revenues recognized in 2016 from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to revenues recognized in 2015 from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content.

        The increase was partially offset by:

  •
  lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015; and

  •
  lower revenues from Skylanders Imaginators, which was released in October 2016, as compared to Skylanders Superchargers, the comparable 2015 title, as well as lower revenues from standalone toys and accessories from the Skylanders franchise in 2016.

EMEA

  2017 vs. 2016

        The increase in net revenues in the EMEA region for 2017, as compared to 2016, was primarily due to the same drivers and partially offsetting factors as those for the Americas region discussed above, as well as higher revenues from our Distribution business, primarily due to higher sales during the holiday season.

  2016 vs. 2015

        The increase in net revenues in the EMEA region for 2016, as compared to 2015, was primarily due to the same drivers and partially offsetting factors as the Americas region, as discussed above.

Asia Pacific

  2017 vs. 2016

        The slight decrease in net revenues in the Asia Pacific region for 2017, as compared 2016, was primarily due to slightly lower revenues recognized from Overwatch and Hearthstone, mostly offset by higher revenues from King titles and Crash Bandicoot N. Sane Trilogy.

  2016 vs. 2015

        The increase in net revenues in the Asia Pacific region for 2016, as compared to 2015, was primarily due to:

  •
  new revenues from King titles following the King Closing Date, primarily driven by the Candy Crush franchise;

  •
  revenues recognized from Overwatch, which was released in May 2016; and

  •
  higher revenues recognized from Hearthstone.

        The increase was partially offset by lower revenues recognized from the Diablo franchise due to the timing of releases.

Net Revenues by Platform

        The following tables detail our net revenues by platform and as a percentage of total consolidated net revenues (amounts in millions):

	Year Ended December 31, 2017	% of total(3) consolidated net revenues	Year Ended December 31, 2016	% of total(3) consolidated net revenues	Year Ended December 31, 2015	% of total(3) consolidated net revenues	Increase/ (Decrease) 2017 v 2016	Increase/ (Decrease) 2016 v 2015
Platform net revenues:
Console	$2,389	34%	$2,453	37%	$2,391	51%	$(64)	$62
PC	2,042	29	2,124	32	1,499	32	(82)	625
Mobile and ancillary(1)	2,081	30	1,674	25	418	9	407	1,256
Other(2)	505	7	357	5	356	8	148	1

Total consolidated net revenues	$7,017	100%	$6,608	100%	$4,664	100%	$409	$1,944

(1)
Net revenues from "Mobile and ancillary" include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders franchise and other physical merchandise and accessories.

(2)
Net revenues from "Other" include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)
The percentages of total are presented as calculated. Therefore, the sum of these percentages, as presented, may differ due to the impact of rounding.

Console Net Revenues

  2017 vs. 2016

        The decrease in net revenues from console for 2017, as compared to 2016, was primarily due to lower revenues recognized from Call of Duty: Infinite Warfare, which was released November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title. The decrease is partially offset by:

  •
  higher revenues recognized from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions;

  •
  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017; and

  •
  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title.

  2016 vs. 2015

        The increase in net revenues from console for 2016, as compared to 2015, was primarily due to:

  •
  higher revenues recognized in 2016 from Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to revenues recognized in 2015 from Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014, including, in each case, the associated digital content; and

  •
  revenues recognized from Overwatch, which was released in May 2016.

        The increase was partially offset by lower revenues recognized from the Destiny franchise, as Destiny debuted in September 2014 but had no comparable full-game release in 2015.

PC Net Revenues

  2017 vs. 2016

        The decrease in net revenues from PC for 2017, as compared to 2016, was primarily due to:

  •
  lower revenues recognized from the World of Warcraft franchise; and

  •
  lower revenues recognized from Overwatch, which was released in May 2016.

  2016 vs. 2015

        The increase in net revenues from PC for 2016, as compared to 2015, was primarily due to:

  •
  revenues recognized from Overwatch, which was released in May 2016; and

  •
  revenues from King titles following the King Closing Date.

Mobile and Ancillary Net Revenues

  2017 vs. 2016

        The increase in net revenues from mobile and ancillary for 2017, as compared to 2016, was primarily due to higher revenues from King titles, as 2017 includes King's revenues for the full year, while 2016 only included King's revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features.

        The increase was partially offset by lower revenues from sales of standalone toys and accessories from the Skylanders franchise.

  2016 vs. 2015

        The increase in net revenues from mobile and ancillary for 2016, as compared to 2015, was primarily due to:

  •
  new revenues from King titles following the King Closing Date, which were primarily driven by the Candy Crush franchise; and

  •
  higher revenues recognized from Hearthstone, which was released on iPhone and Android smartphones in April 2015.

        The increase was partially offset by lower revenues from sales of standalone toys and accessories from the Skylanders franchise.

Costs and Expenses

Cost of Revenues

        The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues (amounts in millions):

	Year Ended December 31, 2017	% of associated net revenues	Year Ended December 31, 2016	% of associated net revenues	Year Ended December 31, 2015	% of associated net revenues	Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
Cost of revenues—product sales:
Product costs	$733	35%	$741	34%	$872	36%	$(8)	$(131)
Software royalties, amortization, intellectual property licenses	300	14	331	15	370	15	(31)	(39)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	984	20	851	19	274	12	133	577
Software royalties, amortization, intellectual property licenses	484	10	471	11	69	3	13	402

Total cost of revenues	$2,501	36%	$2,394	36%	$1,585	34%	$107	$809

Cost of Revenues—Product Sales:

  2017 vs. 2016

        Product costs for 2017, were comparable to 2016, primarily due to lower product costs from the Skylanders franchise as there was no new release in 2017, offset by higher product costs resulting from the increased revenues of our relatively lower-margin Distribution business.

        The decrease in software royalties, amortization, and intellectual property licenses related to product sales for 2017, as compared to 2016, was primarily due to:

  •
  lower software amortization associated with Guitar Hero Live, which was released in October 2015;

  •
  lower software amortization from Overwatch, which was released in May 2016; and

  •
  lower software amortization from the Skylanders franchise as there was no new release in 2017.

        The decrease was partially offset by higher software amortization associated with the Destiny franchise, primarily due to the release of Destiny 2 in September 2017.

  2016 vs. 2015

        The decrease in product costs for 2016, as compared to 2015, was primarily due to:

  •
  lower product costs associated with the Skylanders franchise; and

  •
  the relative increase in revenues coming from the digital online channel, which typically have relatively lower product costs.

        The decrease in software royalties, amortization, and intellectual property licenses related to product sales for 2016, as compared to 2015, was primarily due to lower software amortization from the Destiny franchise, as Destiny was released in the third quarter of 2014, but had no comparable full-game release in 2015.

        This decrease was partially offset by:

  •
  software amortization from Overwatch, which was released in May 2016 with no comparable 2015 title; and

  •
  higher software amortization associated with Call of Duty: Black Ops III, which was released in the fourth quarter of 2015, as compared to Call of Duty: Advanced Warfare, which was released in the fourth quarter of 2014.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

  2017 vs. 2016

        The increase in game operations and distribution costs for 2017, as compared to 2016, was primarily due to platform provider fees associated with the increase in revenues from King.

        Software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for 2017 were comparable to 2016.

  2016 vs. 2015

        The increase in game operations and distribution costs for 2016, as compared to 2015, was primarily due to:

  •
  increased online costs and platform provider fees associated with revenues from King titles included following the King Closing Date; and

  •
  increased expenditures to support our growing online activity across our existing and new titles.

        The increase in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for 2016, as compared to 2015, was primarily due to a full year-to-date period amortization of internally-developed franchise intangible assets acquired in the King Acquisition, while the comparable prior period only included the partial period of amortization of internally-developed franchise intangible assets following the King Closing Date.

Product Development (amounts in millions)

	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
Product development	$1,069	15%	$958	14%	$646	14%	$111	$312

  2017 vs 2016

        The increase in product development costs for 2017, as compared to 2016, was primarily due to:

  •
  higher Blizzard product development costs resulting from lower capitalization of software development costs due to the timing of game development cycles; and

  •
  increased product development costs for King, as 2017 includes King's costs for a full year, while 2016 only included King's costs for the partial period following the King Closing Date.

  2016 vs 2015

        The increase in product development costs for 2016, as compared to 2015, was primarily due to:

  •
  product development costs associated with King's titles for the period following the King Closing Date; and

  •
  increased product development costs for Activision and Blizzard's current and upcoming releases.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
Sales and marketing	$1,378	20%	$1,210	18%	$734	16%	$168	$476

  2017 vs. 2016

        The increase in sales and marketing expenses for 2017, as compared to 2016, was primarily due to:

  •
  higher sales and marketing costs for the Destiny franchise, given the release of Destiny 2 in September 2017; and

  •
  increased amortization of the customer base intangible assets acquired in the King Acquisition and increased sales and marketing costs to support King's titles, as 2017 includes a full year of costs, while 2016 only included King's costs for the partial period following the King Closing Date.

        The increase was partially offset by lower sales and marketing costs for the Skylanders franchise as there was no new title release in 2017.

  2016 vs. 2015

        The increase in sales and marketing expenses for 2016, as compared to 2015, was primarily due to:

  •
  amortization of the customer base intangible assets acquired in the King Acquisition;

  •
  sales and marketing spending to support King's titles and new launches, including Candy Crush Jelly Saga and Farm Heroes Super Saga™; and

  •
  sales and marketing spending to support Blizzard's new title, Overwatch.

        The increase was partially offset by lower sales and marketing expenditures on Guitar Hero Live and the Destiny franchise given the timing of game launches.

General and Administrative (amounts in millions)

	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
General and administrative	$760	11%	$634	10%	$380	8%	$126	$254

  2017 vs. 2016

        The increase in general and administrative expenses for 2017, as compared to 2016, was primarily due to:

  •
  increased personnel costs, including stock compensation expenses, to support the growth in our business and adjacent areas of opportunity;

  •
  the inclusion of a non-cash accounting charge to reclassify certain losses included in our cumulative translation adjustments into earnings due to the substantial liquidation of certain of our foreign entities, with no comparable activity in 2016;

  •
  restructuring charges, primarily severance costs, incurred in 2017 with no comparable activity in 2016; and

  •
  higher foreign currency transaction losses.

        The increase is partially offset by lower transaction costs as 2016 included the King Acquisition.

  2016 vs. 2015

        The increase in general and administrative expenses for 2016, as compared to 2015, was primarily due to:

  •
  King's general and administrative costs, which are included from the King Closing Date;

  •
  higher Blizzard personnel costs due to segment performance bonuses and increased headcount to support the growth of the Blizzard business;

  •
  higher professional and transaction-related fees due to the King Acquisition, which closed on February 23, 2016; and

  •
  lower foreign currency transaction and derivative contract gains.

Interest and Other Expense (Income), Net (amounts in millions)

	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Year Ended December 31, 2015	% of consolidated net revenues	Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
Interest and other expense (income), net	$146	2%	$214	3%	$198	4%	$(68)	$16

  2017 vs. 2016

        The decrease in interest and other expense, net, for 2017, as compared to 2016, was primarily due to our lower total outstanding debt and lower interest rates on our current debt instruments as a result of our refinancing activities in 2016 and 2017. See further discussion below under "Liquidity and Capital Resources."

  2016 vs. 2015

        The increase in interest and other expense, net, for 2016, as compared to 2015, was primarily due to interest expense associated with the new $2.3 billion tranche of term loans "A" that were incurred in connection with the King Acquisition. This increase was partially offset by lower interest expense related to our prior term loan because of voluntary prepayments on the principal we made throughout 2016, with the prior term loan being fully extinguished in September 2016. See further discussion below under "Liquidity and Capital Resources."

Income Tax Expense (Benefit) (amounts in millions)

	Year Ended December 31, 2017	% of Pretax income	Year Ended December 31, 2016	% of Pretax income	Year Ended December 31, 2015	% of Pretax income	Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
Income tax expense	$878	76%	$140	13%	$229	20%	$738	$(89)

        For the years ended December 31, 2017, 2016, and 2015, the Company's income before income tax expense was $1.15 billion, $1.11 billion, and $1.12 billion, respectively, and our income tax expense was $878 million (or a 76% effective tax rate), $140 million (or a 13% effective tax rate), and $229 million (or a 20% effective tax rate), respectively. Our full year 2017 effective tax rate of 76% is higher than the U.S. statutory rate of 35% primarily due to the one-time tax expense related to the U.S. Tax Reform Act (discussed further below) and changes in the Company's liability for uncertain tax positions, partially offset by earnings taxed at relatively lower rates in foreign jurisdictions, recognition of excess tax benefits from shared-based payments, and research and development ("R&D") credits.

        On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax").

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enables companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete.

        We recorded a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate in the fourth quarter of 2017 resulting in a charge of $636 million. This includes current tax expense of $555 million related to the Transition Tax, which is payable over eight years, and deferred tax expense of $81 million related to the remeasurement of deferred taxes resulting from the U.S. corporate income tax rate reduction. Accounting for the income tax effects of the U.S. Tax Reform Act requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation. We may make adjustments to the provisional amounts as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

        We continue to analyze the prospective effects of the U.S. Tax Reform Act, including new provisions impacting certain foreign income, such as global intangible low-taxed income ("GILTI") of foreign subsidiaries, base erosion anti-abuse tax ("BEAT"), and foreign-derived intangible income ("FDII"), potential limitations on interest expense deductions, and changes to the provisions of Section 162(m) of the Internal Revenue Code, among other provisions of the U.S. Tax Reform Act.

        In 2017 and 2016, our U.S. income before income tax expense was $185 million and $228 million, respectively, and comprised 16% and 21%, respectively, of our consolidated income before income tax expense. In 2017 and 2016, our foreign income before income tax expense was $966 million and $878 million, respectively, and comprised 84% and 79%, respectively, of our consolidated income before income tax expense.

        In 2017, 2016 and 2015, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 24 percentage points, 22 percentage points, and 20 percentage points, respectively. The increase in the foreign rate differential is due to the overall increase in foreign income, which is taxed at relatively lower rates in proportion to U.S. income.

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

        On December 28, 2017, we received a Notice of Reassessment from the FTA related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million ($680 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and judicial remedies, if necessary. While we believe our tax provisions at December 31, 2017 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

        Further analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 15 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $27 million, a positive impact of $10 million, and a negative impact of $242 million on Activision Blizzard's consolidated operating income in 2017, 2016 and 2015, respectively. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound and its impact on our foreign operating income.

Liquidity and Capital Resources

        We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, in combination with our existing balance of cash and cash equivalents and short-term investments of $4.8 billion, our access to capital, and the availability of our $250 million revolving credit facility, we believe will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

        As of December 31, 2017, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.0 billion, as compared to $1.9 billion as of December 31, 2016. Following the enactment of the U.S. Tax Reform Act and the current period expense on unrepatriated earnings, we no longer consider these available cash balances, which primarily relate to undistributed earnings of our most significant foreign subsidiaries, to be indefinitely reinvested.

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

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2017	2016	Increase (Decrease) 2017 v 2016
Cash and cash equivalents	$4,713	$3,245	$1,468
Short-term investments	62	13	49

	$4,775	$3,258	$1,517

Percentage of total assets	26%	19%

	For the Years Ended December 31,
	2017	2016	2015	Increase (Decrease) 2017 v 2016	Increase (Decrease) 2016 v 2015
Net cash provided by operating activities	$2,213	$2,155	$1,259	$58	$896
Net cash used in investing activities	(197)	(1,177)	(3,716)	980	2,539
Net cash (used in) provided by financing activities	(624)	500	(202)	(1,124)	702
Effect of foreign exchange rate changes	76	(56)	(366)	132	310

Net increase (decrease) in cash and cash equivalents	$1,468	$1,422	$(3,025)	$46	$4,447

Net Cash Provided by Operating Activities

        The primary driver of net cash flows associated with our operating activities is the collection of customer receivables generated from the sale of our products and services. These collections are typically partially offset by: payments to vendors for the manufacturing, distribution, and marketing of our products; payments for customer service support for our consumers; payments to third-party developers and intellectual property holders; payments for interest on our debt; payments for software development; payments for tax liabilities; and payments to our workforce.

  2017 vs 2016

        Net cash provided by operating activities for 2017 was $2.21 billion, as compared to $2.16 billion for 2016. The increase was primarily due to:

  •
  increased earnings after excluding the effects of charges due to impacts from the U.S. Tax Reform Act, which did not result in current year cash outflows, and other non-cash charges for depreciation and amortization and share-based compensation expenses;

  •
  a full year of King operating cash flows; and

  •
  changes in our working capital due to the timing of collections and payments.

        Net cash provided by operating activities for 2017 included $145 million of interest paid on our outstanding debt, as compared to $209 million paid in 2016.

  2016 vs 2015

        Net cash provided by operating activities for 2016 was $2.2 billion, as compared to $1.3 billion for 2015. The increase was primarily due to:

  •
  new operating cash flows contributed by King following the King Closing Date; and

  •
  higher net income in 2016, as compared to 2015, along with larger adjustments to net income for non-cash charges, primarily associated with the amortization of the acquired intangibles in the King Acquisition, higher stock compensation expense due to converted equity awards for King personnel in the King Acquisition, and other non-cash or non-operating costs associated with our debt-related activities during the year.

        Net cash provided by operating activities for 2016 included $209 million of interest paid on our outstanding debt, as compared to $193 million paid in 2015.

Net Cash Used in Investing Activities

        The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

  2017 vs 2016

        Net cash used in investing activities for 2017 was $197 million, as compared to $1.2 billion for 2016. The decrease in the cash used was primarily due to cash used for the King Acquisition in 2016, with no comparable transaction in 2017. The decrease was partially offset by purchases of available-for-sale investments, net of proceeds from maturities, of $55 million in 2017, with no comparable transaction in 2016.

  2016 vs 2015

        Net cash used in investing activities for 2016 was $1.2 billion, as compared to $3.7 billion for 2015. The lower amount of cash used in investing activities in 2016 was primarily due to a 2015 cash outflow of $3.6 billion for cash placed into escrow to facilitate the King Acquisition. In 2016, when we acquired King, the cash in escrow became a cash inflow. As a result, in 2016 we had a $2.2 billion cash outflow for the King Acquisition in excess of the cash already in escrow, net of $1.15 billion of cash acquired from King.

Net Cash Provided by (Used in) Financing Activities

        The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

  2017 vs 2016

        Net cash used in financing activities for 2017 was $624 million, as compared to net cash provided by financing activities of $500 million for 2016. The changes were primarily attributed to our debt financing activities. For 2017, we had net debt repayments of $500 million, as compared to approximately $700 million of net debt proceeds, inclusive of a premium payment, for 2016. The cash flows used in financing activities for 2017, were partially offset by:

  •
  higher proceeds from stock option exercises in 2017 of $178 million, as compared to $106 million for 2016; and

  •
  lower tax payments made for net share settlements on restricted stock units in 2017 of $56 million, as compared to $115 million in 2016.

  2016 vs 2015

        Net cash provided by financing activities for 2016 was $500 million, as compared to cash flows used in financing activities of $202 million for 2015. The difference was primarily due to $6.9 billion of proceeds received from the following debt issuances in 2016:

  •
  issuance of a $2.3 billion tranche of term loans "A" on February 23, 2016 to fund the King Acquisition;

  •
  issuance of an additional $250 million tranche of term loans "A" on March 31, 2016;

  •
  issuance of a new unsecured $2.9 billion tranche of term loans "A" in connection with the fifth amendment to our credit agreement on August 23, 2016;

  •
  issuance of $650 million of 2.3% unsecured senior notes due September 2021 on September 19, 2016; and

  •
  issuance of $850 million of 3.4% unsecured senior notes due September 2026 on September 19, 2016.

        These issuances were partially offset by:

  •
  repayments of $1.9 billion to extinguish our term loan outstanding at December 31, 2015 (the "Original Term Loan");

  •
  repayments of $2.5 billion in connection with the refinancing of our tranche of term loans "A" that were provided in the first quarter of 2016;

  •
  repayments of $185 million on our new tranche of term loans "A" that were provided on August 23, 2016, which included $167 million of voluntary prepayments, as compared to the $250 million partial repayment of our Original Term Loan in 2015;

  •
  a cash payment to redeem all $1.5 billion of our outstanding 5.625% unsecured senior notes due September 2021, as well as the associated $63 million premium; and

  •
  higher cash dividend payments made during 2016, as compared to 2015.

        Net cash used in financing activities for 2015 also included proceeds of $202 million received in the settlement of the litigation related to the October 11, 2013 repurchase of approximately 429 million shares of our common stock (the "Purchase Transaction"). There were no such proceeds received in 2016.

Effect of Foreign Exchange Rate Changes

        Changes in foreign exchange rates had a positive impact of $76 million, a negative impact of $56 million, and a negative impact of $366 million on our cash and cash equivalents for the years ended December 31, 2017, 2016, and 2015, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the Euro and British pound.

Debt

        As of December 31, 2016, our total outstanding debt was $4.9 billion, bearing interest at a weighted average rate of 2.92%. As a result of the activities described below, our total outstanding debt as of December 31, 2017, was $4.4 billion, bearing interest at a weighted average rate of 3.58%.

        On February 3, 2017, we entered into a sixth amendment (the "Sixth Amendment") to our credit agreement, which was originally executed on October 11, 2013 (as amended thereafter and from time to time, the "Credit Agreement"). The Sixth Amendment: (1) provided for a new tranche of term loans "A" in an aggregate principal amount of $2.55 billion (the "2017 TLA") and (2) released each of our subsidiary guarantors from their respective guarantees provided under the Credit Agreement. All proceeds of the 2017 TLA, together with additional cash on hand of $139 million, were used to fully retire the term loans then outstanding (the "2016 TLA") under the Credit Agreement, including all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of the subsidiary guarantees, are generally the same as the terms of the 2016 TLA. The fees incurred as a result of the Sixth Amendment were not material. The 2017 TLA will mature on August 23, 2021.

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

        During the year ended December 31, 2017, we reduced our total outstanding long-term debt by $500 million. This included $139 million of cash used to retire the 2016 TLA, as discussed above, along with a prepayment on the 2017 TLA of $361 million. The prepayment made on our 2017 TLA satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement.

        A summary of our outstanding debt as of December 31, 2017, is as follows (amounts in millions):

	December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390

Total debt	$4,440	$(50)	$4,390

        A summary of our outstanding debt as of December 31, 2016, is as follows (amounts in millions):

	December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840

Total long-term debt	$4,940	$(53)	$4,887

        On February 1, 2018, our Board of Directors authorized repayments of up to $1.8 billion of the company's outstanding debt during 2018. As of the date hereof, we have not made any additional repayments on our outstanding debt and the determination as to if and when we make any such repayment will be dependent on market conditions and other factors.

        Refer to Note 11 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding terms and activities associated with our debt obligations.

Dividends

        On February 1, 2018, our Board of Directors approved a cash dividend of $0.34 per common share, payable on May 9, 2018, to shareholders of record at the close of business on March 30, 2018.

        On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share and we made an aggregate cash dividend payment on May 10, 2017 of $226 million to shareholders.

Capital Expenditures

        We made capital expenditures of $155 million in 2017, as compared to $136 million in 2016. In 2018, we anticipate total capital expenditures of approximately $155 million, primarily for leasehold improvements, computer hardware, and software purchases.

Commitments

        Refer to Note 19 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our commitments.

Off-balance Sheet Arrangements

        At December 31, 2017 and 2016, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as "structured finance" or "special purpose" entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that required using BESP for the years ended December 31, 2017, 2016, and 2015. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for deliverables that the Company sells separately (which represents VSOE) and the wholesale prices of the same or similar products for deliverables not sold separately (which represents TPE).

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

  Product with Online Functionality or Online Hosted Arrangements

        For our software products with online functionality or that are part of an online hosted arrangement, we evaluate whether that online functionality constitutes a more-than-inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including downloadable content), when it is released. Determining whether the online functionality for a particular product constitutes a more-than-inconsequential deliverable is subjective and requires management's judgment. When we determine that the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. In addition, VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component. As a result, we initially defer all of the software-related revenues from the sale of any such title (including downloadable content) and recognize the revenues ratably over the estimated service period. In addition, we initially defer the cost of revenues for the title and recognize the cost of revenues as the related revenues are recognized. The cost of revenues that are initially deferred include product and distribution costs, software royalties and amortization, and intellectual property licenses and exclude intangible asset amortization.

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

  Microtransaction Revenues

        Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with the virtual currency. Proceeds from the sales of virtual goods directly are also recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, which is generally the estimated service period.

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

  Principal Agent Considerations

        We evaluate sales of our products and content via third party digital storefronts, such as Microsoft's Xbox Games Store, Sony's PSN, the Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include, but are not limited to, the following:

  •
  the party responsible for delivery/fulfillment of the product or service to the consumer;

  •
  the party responsible for consumer billing, fee collection, and refunds;

  •
  the storefront and terms of sale that govern the consumer's purchase of the product or service; and

  •
  the party that sets the pricing with the consumer and has credit risk.

        Based on evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via Apple App Store and Google Play Store, and we report revenues on a net basis (i.e., net of fees retained by the storefront) for sales arrangements via Microsoft's Xbox Games Store and Sony PSN.

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

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. There may be material differences in the amount and timing of our revenues for any period if factors or market conditions change or if matters resolve in a manner that is inconsistent with management's assumptions utilized in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2017 allowance for sales returns, price protection, and other allowances would have impacted net revenues by approximately $3 million.

Software Development Costs

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to online hosted revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of revenues—software royalties, amortization, and intellectual property licenses." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development."

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

        Our provision for income taxes is subject to volatility and could be adversely impacted by: (1) earnings being lower than anticipated in foreign regions where taxes are levied at relatively lower statutory rates and/or higher than anticipated in the United States where taxes are levied at relatively higher statutory rates; (2) changes in the valuation of our deferred tax assets and liabilities; (3) tax effects of nondeductible compensation; (4) tax costs related to intercompany realignments; (5) differences between amounts included in our tax filings and the estimate of such amounts included in our tax expenses; (6) changes in accounting principles; or (7) changes in tax laws, regulations, administrative practices, principles or interpretations, including fundamental changes to the tax laws applicable to multinational corporations. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and are regularly subject to audit by other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

        As further described in "Consolidated Results" above, on December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries.

        On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enables companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete.

        We continue to analyze the prospective effects of the U.S. Tax Reform Act, including new provisions impacting certain foreign income, such as GILTI, BEAT, and FDII, potential limitations on interest expense deductions, and changes to the provisions of Section 162(m) of the Internal Revenue Code, among other provisions of the U.S. Tax Reform Act. The Company has elected to account for the U.S. Tax Reform Act provisions related to GILTI as period costs if and when incurred pursuant to the FASB Staff Q&A guidance issued in January 2018.

Fair Value Estimates

        The preparation of financial statements often requires us to determine the fair value of a particular item to fairly present in our consolidated financial statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the conclusion of the appropriate accounting.

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

        Business Combinations.    Assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair value. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount we recognize as goodwill, which is an asset that is not amortized. Often determining the fair value of these assets and liabilities assumed requires an assessment of the expected use of the asset, the expected cost to extinguish the liability or our expectations related to the timing and the successful completion of development of an acquired in-process technology. Such estimates are inherently difficult and subjective and can have a material impact on our financial statements.

        Assessment of Impairment of Definite-lived Intangible and Other Long-lived Assets.    We evaluate the recoverability of our identifiable amortizable intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances (referred to as a "triggering event") indicate a potential impairment exists. We consider certain events and circumstances in determining whether a triggering event has occurred that could indicate the carrying value of identifiable definite-lived intangible assets and other long-lived assets, may not be recoverable, including, but not limited to: (1) significant changes in performance relative to expected operating results; (2) significant changes in the use of the assets; (3) significant negative industry or economic trends; (4) a significant decline in our stock price for a sustained period of time; and (5) changes in our business strategy. If it is determined that a triggering event has occurred, we determine if an impairment exists based on an estimate of the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If the undiscounted cash flows are lower than the carrying values of the related asset group, an impairment exists and the impairment loss is measured as the amount by which the carrying amount of the group's assets exceeds the fair value of the asset group. We did not record an impairment charge to any of our definite-lived intangible assets as of December 31, 2017, 2016, and 2015.

        Assessment of Impairment of Goodwill and Indefinite-lived Intangible Assets.    We are required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. ASC Topic 350 provides companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing a quantitative two-step approach to testing goodwill for impairment. We perform our impairment test for each reporting unit as part of our annual impairment test performed as of December 31. Our reporting units are determined based on the guidance within ASC Subtopic 350-20. The first step of the quantitative test measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit.

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

        In determining the fair value of our significant reporting units—namely Activision, Blizzard, and King—we assumed discount rates ranging from 8.5% to 11.5% and terminal growth rates of 0.0% to 4.0%, depending on the reporting unit and its specific characteristics and risk profiles. Based on our quantitative evaluation, we determined the estimated fair value of all of the reporting units exceeded their carrying values as of December 31, 2017. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges

        We test our acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. At December 31, 2017 and 2016, we concluded that no impairment had occurred and that no impairment was reasonably likely to occur. In determining the fair value of these trade names, we assumed a discount rate of 8.5%, and royalty saving rates of approximately 1.5%. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

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

        We generally estimate the value of stock options using a binomial-lattice model. This estimate is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

        We generally determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period in which the restricted stock units holder will not participate. Certain restricted stock units granted to our employees and senior management vest based on the achievement of pre-established performance or market conditions. For performance-based restricted stock units, each quarter we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. For market-based restricted stock units, we estimate the fair value at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock units at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock units at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

        For a detailed discussion of the application of these and other accounting policies, see Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

        Below are the recently issued accounting pronouncements that were most significant to our accounting policy activities for fiscal 2017. For a detailed discussion of recently issued accounting pronouncements, see Note 21 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently adopted accounting pronouncements

Inventory

        In July 2015, the Financial Accounting Standards Board ("FASB") issued new guidance related to the measurement of inventory which requires inventory within the scope of the guidance to be measured at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this new standard as of January 1, 2017, and applied it prospectively. The adoption of this guidance did not have a material impact on our financial statements.

Recent accounting pronouncements not yet adopted

Revenue recognition

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for us beginning with the first quarter of 2018. We are adopting the accounting standard using the modified retrospective method, which recognizes the cumulative effect upon adoption as an adjustment to retained earnings at the adoption date. We will report our adoption in our Form 10-Q for the first quarter of 2018.

        The most significant impacts of the new revenue recognition standard are expected to be:

  •
  The accounting for our sales of our games with significant online functionality for which we do not have VSOE for unspecified future updates and ongoing online services provided.  Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we will be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated service period. We expect this difference to primarily impact revenues from our Call of Duty franchise, where we expect that approximately 20% of the sales price will be recognized as revenue upon delivery of the games to our customers. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and we do not expect any significant impact on the accounting for our sales of these games; and

  •
  The accounting for certain of our software licensing arrangements.  While the impacts of the new standard may differ on a contract-by-contract basis (the actual revenue recognition treatment required under the standard will depend on contract-specific terms), we generally expect earlier revenue recognition for these arrangements under the new revenue standard.

        We estimate that the cumulative effect of adopting this standard will result in an adjustment to retained earnings at the adoption date of approximately $60 million to $100 million, inclusive of the associated tax impacts. Additionally, we expect that the new disclosure requirements will require us to design and implement additional internal controls over financial reporting, and we are in process of adjusting our processes and internal controls in preparation for adopting the new standard.

Leases

        In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented, with certain transition practical expedients available to provide relief in adopting the new standard. We are evaluating the impact of this new accounting guidance on our financial statements. Currently, we do not plan to early adopt this new standard but we do expect to elect and apply the available transition practical expedients upon adoption.

Statement of Cash Flows-Restricted Cash

        In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with "Cash and cash equivalents" when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted.

        We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there will be a significant impact to the consolidated statements of cash flows for 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash resulting from the transfer of cash into escrow at December 31, 2015, to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance will be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, would not be included as an investing activity in the statement of cash flows.

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

Foreign Currency Forward Contracts Designated as Hedges ("Cash Flow Hedges")

        At December 31, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $521 million. The fair value of these contracts, all of which have remaining maturities of 12 months or less, was $5 million of net unrealized losses. Additionally, at December 31, 2017, we had approximately $10 million of net realized but unrecognized losses recorded within "Accumulated other comprehensive income (loss)" associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

        At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains.

        During the years ended December 31, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges. During the years ended December 31, 2017 and 2016, the amount of pre-tax net realized gains associated with these contracts that were reclassified out of "Accumulated other comprehensive loss" and into earnings was not material.

        In the absence of hedging activities for the year ended December 31, 2017, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in potential declines of our net income of approximately $134 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt under our credit agreement. We do not currently use derivative financial instruments to manage interest rate risk. As of December 31, 2017 and 2016, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would have changed interest expense on an annual basis by approximately $10 million and $27 million, respectively. This estimate does not include a change in interest income from our investment portfolio that may result from such a hypothetical interest rate change nor does it include the effects of other actions that we may take in the future to mitigate this risk or any changes in our financial structure. Refer to Note 11 of the notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding terms and interest rates associated with our debt obligations.

        Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2017, our $4.7 billion of cash and cash equivalents was comprised primarily of money market funds.

        The Company has determined that, based on the composition of our investment portfolio as of December 31, 2017, there was no material interest rate risk exposure to the Company's consolidated financial condition, results of operations, or liquidity as of that date.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2017, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2017, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated by reference to the sections of our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders entitled "Proposal 1—Election of Directors," "Beneficial Ownership Matters—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Matters—Code of Conduct," and "Corporate Governance Matters—Board of Directors and Committees—Board Committees" to be filed with the SEC.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders entitled "Executive Compensation" and "Proposal 2—Director Compensation" to be filed with the SEC.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders entitled "Equity Compensation Plan Information" and "Beneficial Ownership Matters" to be filed with the SEC.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders entitled "Certain Relationships and Related Transactions" and "Corporate Governance Matters—Board of Directors and Committees" to be filed with the SEC.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders entitled "Audit-Related Matters" to be filed with the SEC.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 81 herein.
2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2017, 2016, and 2015 is filed as part of this report on page F-60 and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Activision Blizzard, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2), (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes related to share-based payments in 2016.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2018

We have served as the Company's auditor since 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2017	At December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$4,713	$3,245
Accounts receivable, net of allowances of $279 and $261, at December 31, 2017 and December 31, 2016, respectively	918	732
Inventories, net	46	49
Software development	367	412
Other current assets	476	392

Total current assets	6,520	4,830
Software development	86	54
Property and equipment, net	294	258
Deferred income taxes, net	459	283
Other assets	440	401
Intangible assets, net	1,106	1,858
Goodwill	9,763	9,768

Total assets	$18,668	$17,452

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$323	$222
Deferred revenues	1,929	1,628
Accrued expenses and other liabilities	1,411	806

Total current liabilities	3,663	2,656
Long-term debt, net	4,390	4,887
Deferred income taxes, net	21	44
Other liabilities	1,132	746

Total liabilities	9,206	8,333

Commitments and contingencies (Note 19)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,186,181,666 and 1,174,163,069 shares issued at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	10,747	10,442
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2017 and December 31, 2016	(5,563)	(5,563)
Retained earnings	4,916	4,869
Accumulated other comprehensive loss	(638)	(629)

Total shareholders' equity	9,462	9,119

Total liabilities and shareholders' equity	$18,668	$17,452

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Net revenues
Product sales	$2,110	$2,196	$2,447
Subscription, licensing, and other revenues	4,907	4,412	2,217

Total net revenues	7,017	6,608	4,664
Costs and expenses
Cost of revenues—product sales:
Product costs	733	741	872
Software royalties, amortization, and intellectual property licenses	300	331	370
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	984	851	274
Software royalties, amortization, and intellectual property licenses	484	471	69
Product development	1,069	958	646
Sales and marketing	1,378	1,210	734
General and administrative	760	634	380

Total costs and expenses	5,708	5,196	3,345

Operating income	1,309	1,412	1,319
Interest and other expense (income), net	146	214	198
Loss on extinguishment of debt	12	92	—

Income before income tax expense	1,151	1,106	1,121
Income tax expense	878	140	229

Net income	$273	$966	$892

Earnings per common share
Basic	$0.36	$1.30	$1.21

Diluted	$0.36	$1.28	$1.19

Weighted-average number of shares outstanding
Basic	754	740	728
Diluted	766	754	739
Dividends per common share	$0.30	$0.26	$0.23

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$273	$966	$892
Other comprehensive income (loss):
Foreign currency translation adjustments	36	(29)	(326)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(44)	33	(4)
Unrealized gains (losses) on investments, net of tax	(1)	—	—

Total other comprehensive income (loss)	$(9)	$4	$(330)

Comprehensive income	$264	$970	$562

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2017, 2016, and 2015

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	1,151	$—	(429)	$(5,762)	$9,924	$3,374	$(303)	$7,233
Components of comprehensive income:
Net income	—	—	—	—	—	892	—	892
Other comprehensive income (loss)	—	—	—	—	—	—	(330)	(330)
Issuance of common stock pursuant to employee stock options	8	—	—	—	106	—	—	106
Issuance of common stock pursuant to restricted stock units	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(3)	—	—	—	(83)	—	—	(83)
Tax benefit associated with employee stock awards	—	—	—	—	65	—	—	65
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	95	—	—	95
Dividends ($0.23 per common share)	—	—	—	—	—	(170)	—	(170)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	58	—	—	—	58
Shareholder settlement in connection with the Purchase Transaction (see Note 19)	—	—	—	67	135	—	—	202

Balance at December 31, 2015	1,163	$—	(429)	$(5,637)	$10,242	$4,096	$(633)	$8,068
Components of comprehensive income:
Net income	—	—	—	—	—	966	—	966
Other comprehensive income (loss)	—	—	—	—	—	—	4	4
Issuance of common stock pursuant to employee stock options	7	—	—	—	105	—	—	105
Issuance of common stock pursuant to restricted stock units	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(3)	—	—	—	(116)	—	—	(116)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	135	—	—	135
Share-based compensation assumed in acquisition (see Note 20)					76			76
Dividends ($0.26 per common share)	—	—	—	—	—	(193)	—	(193)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 15)	—	—	—	74	—	—	—	74

Balance at December 31, 2016	1,174	$—	(429)	$(5,563)	$10,442	$4,869	$(629)	$9,119
Components of comprehensive income:
Net income	—	—	—	—	—	273	—	273
Other comprehensive income (loss)	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	11	—	—	—	178	—	—	178
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	—	—	(54)	—	—	(54)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	181	—	—	181
Dividends ($0.30 per common share)	—	—	—	—	—	(226)	—	(226)

Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$273	$966	$892
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(181)	(9)	(27)
Provision for inventories	33	42	43
Depreciation and amortization	888	829	95
Amortization of capitalized software development costs and intellectual property licenses(1)	311	321	399
Premium payment for early redemption of note	—	63	—
Amortization of debt discount, financing costs, and non-cash write-off due to extinguishment of debts	24	50	7
Share-based compensation expense(2)	176	147	92
Other	28	4	—
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	(165)	84	(40)
Inventories	(26)	32	(54)
Software development and intellectual property licenses	(301)	(362)	(350)
Other assets	(97)	(10)	21
Deferred revenues	220	(35)	(27)
Accounts payable	85	(50)	(25)
Accrued expenses and other liabilities	945	83	233

Net cash provided by operating activities	2,213	2,155	1,259

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	80	—	145
Purchases of available-for-sale investments	(135)	—	(145)
Acquisition of business, net of cash acquired (see Note 20)	—	(4,588)	(46)
Release (deposit) of cash in escrow	—	3,561	(3,561)
Capital expenditures	(155)	(136)	(111)
Other investing activities	13	(14)	2

Net cash used in investing activities	(197)	(1,177)	(3,716)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	178	106	106
Tax payment related to net share settlements on restricted stock units	(56)	(115)	(83)
Dividends paid	(226)	(195)	(170)
Proceeds from debt issuances, net of discounts	3,741	6,878	—
Repayment of long-term debt	(4,251)	(6,104)	(250)
Premium payment for early redemption of note	—	(63)	—
Proceeds received from shareholder settlement (see Note 19)	—	—	202
Other financing activities	(10)	(7)	(7)

Net cash (used in) provided by financing activities	(624)	500	(202)

Effect of foreign exchange rate changes on cash and cash equivalents	76	(56)	(366)

Net increase (decrease) in cash and cash equivalents	1,468	1,422	(3,025)
Cash and cash equivalents at beginning of period	3,245	1,823	4,848

Cash and cash equivalents at end of period	$4,713	$3,245	$1,823

(1)
Excludes deferral and amortization of share-based compensation expense.

(2)
Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers ("PC"), and mobile devices. We also operate esports events and leagues and create film and television content based on our games. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

        The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A. ("Vivendi"), and Vivendi Games, Inc., an indirect wholly-owned subsidiary of Vivendi, we were renamed Activision Blizzard, Inc.

        The common stock of Activision Blizzard is traded on The Nasdaq Stock Market under the ticker symbol "ATVI."

The King Acquisition

        On February 23, 2016 (the "King Closing Date"), we acquired King Digital Entertainment, a leading interactive mobile entertainment company ("King"), by purchasing all of its outstanding shares (the "King Acquisition"), as further described in Note 20. Our consolidated financial statements include the operations of King commencing on the King Closing Date.

Our Segments

        As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure such that the Major League Gaming ("MLG") business now operates as a division of Blizzard Entertainment, Inc. ("Blizzard"). As such, commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, is now a component of the Blizzard operating segment. MLG is responsible for the operations of the Overwatch League™, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

        Based upon our organizational structure, we conduct our business through three reportable operating segments as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products based on our internally developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

        Activision's key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms, and Destiny, an online universe of first-person action gameplay (which we call a "shared-world shooter") for the console and PC platforms.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

(ii) Blizzard Entertainment, Inc.

        Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content, along with Activision's Destiny 2 PC content, online social connectivity, and the creation of user-generated content. As noted above, Blizzard also includes the activities of our MLG business, which is responsible for the operations of the Overwatch League, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

        Blizzard's key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for PC; StarCraft®, a real-time strategy PC franchise; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for PC; and Overwatch®, a team-based first-person shooter for the PC and console platforms.

(iii) King Digital Entertainment

        King Digital Entertainment ("King") is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google Inc.'s ("Google") Android and Apple Inc.'s ("Apple") iOS. King also distributes its content and services on the PC platform, primarily via Facebook, Inc. ("Facebook"). King's games are free to play, however, players can acquire in-game items, either with virtual currency the players purchase or directly using real currency.

        King's key product franchises, all of which are for the mobile and PC platforms, include: Candy Crush™, which features "match three" games; Farm Heroes™, which also features "match three" games; and Bubble Witch™, which features "bubble shooter" games.

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

Cash in Escrow

        As part of the King Acquisition, we were required to deposit $3.56 billion in cash to be held in an escrow account until the earlier of (1) the completion of the King Acquisition, or (2) the termination of the transaction agreement. The cash was not accessible to the Company for operating cash needs as its use had been administratively restricted for use in the consummation of the King Acquisition.

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

        For foreign currency forward contracts which are not designated as hedging instruments under ASC 815, changes in the estimated fair value of these derivatives are recorded within "General and administrative expenses" and "Interest and other expense, net" in our consolidated statements of operations, consistent with the nature of the underlying transactions.

        For foreign currency forward contracts which have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the effective portion of changes in the estimated fair value of these derivatives in "Accumulated other comprehensive loss" and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative" or "Net revenues" when the hedged item impacts earnings, consistent with the nature and timing of the underlying transactions. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

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

        Our customer base includes retailers and distributors, including mass-market retailers, first party digital storefronts, consumer electronics stores, discount warehouses, and game specialty stores in the U.S. and other countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers.

        For the year ended December 31, 2017, we had three customers—Apple, Sony Interactive Entertainment, Inc. ("Sony"), and Google—who accounted for 16%, 14%, and 10%, respectively, of net revenues. For the year ended December 31, 2016, we had two customers—Sony and Apple—who each accounted for 13% of net revenues. For the year ended December 31, 2015, we had two customers—Sony and Microsoft Corporation ("Microsoft")—who accounted for 12% and 10%, respectively, of net revenues.

        We had three customers—Sony, Microsoft, and Apple—who accounted for 17%, 14%, and 10%, respectively, of consolidated gross receivables at December 31, 2017. We had three customers—Sony, Microsoft, and Wal-Mart Stores, Inc.—who accounted for 17%, 10%, and 10%, respectively, of consolidated gross receivables at December 31, 2016.

Software Development Costs and Intellectual Property Licenses

        Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to online hosted revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Cost of revenues—software royalties, amortization, and intellectual property licenses." Capitalized costs for products that are canceled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development."

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

        Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20. As of December 31, 2017 and 2016, our reporting units are the same as our operating segments. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit. We have determined that no impairment has occurred at December 31, 2017, 2016 and 2015 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

        We test indefinite-lived acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at December 31, 2017, 2016 and 2015 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        Amortizable Intangible and Other Long-lived Assets.    Intangible assets subject to amortization are carried at cost less accumulated amortization, and amortized over the estimated useful life in proportion to the economic benefits received.

        We evaluate the recoverability of our definite-lived intangible assets and other long-lived assets in accordance with ASC Subtopic 360-10, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. We considered certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2017, 2016, and 2015.

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

        As noted above, when neither VSOE nor TPE is available for a deliverable, we use BESP. We did not have significant revenue arrangements that required using BESP for the years ended December 31, 2017, 2016, and 2015. The inputs we use to determine the selling price of our significant deliverables include the actual price charged by the Company for deliverables that the Company sells separately (which represents VSOE) and the wholesale prices of the same or similar products for deliverables not sold separately (which represents TPE).

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

  Products with Online Functionality or Online Hosted Arrangements

        For our software products with online functionality or that are part of an online hosted arrangement, we evaluate whether that online functionality constitutes a more-than-inconsequential separate deliverable in addition to the software product. This evaluation is performed for each software product or product add-on (including downloadable content), when it is released. Determining whether the online functionality for a particular product constitutes a more-than-inconsequential deliverable is subjective and requires management's judgment. When we determine that the online functionality constitutes a more-than-inconsequential separate service deliverable in addition to the product, which is principally because of the online functionality's importance to gameplay, we consider our performance obligation for this title to extend beyond the sale of the game. In addition, VSOE of fair value does not exist for the online functionality of some products, as we do not separately charge for this component. As a result, we initially defer all of the software-related revenues from the sale of any such title (including downloadable content) and recognize the revenues ratably over the estimated service period. In addition, we initially defer the cost of revenues for the title and recognize the costs of sales as the related revenues are recognized. The cost of revenues that are initially deferred include product and distribution costs, software royalties and amortization, and intellectual property licenses and exclude intangible asset amortization.

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

  Licensing Revenues

        In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees pay the Company a royalty. We recognize these royalties as revenues based on usage by the end user and over the estimated service period when we have continuing service obligations. We recognize any upfront licensing fees received over the term of the agreements.

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

        Microtransaction revenues are derived from the sale of virtual goods and currencies to our players to enhance their gameplay experience. Proceeds from the sales of virtual goods and currencies are initially recorded in deferred revenues. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with the virtual currency. Proceeds from the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

sales of virtual goods directly are also recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either consumable or durable. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player, which is generally the estimated service period.

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

  Principal Agent Considerations

        We evaluate sales of our products and content via third party digital storefronts, such as Microsoft's Xbox Games Store, Sony's PSN, the Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

  •
  the party responsible for delivery/fulfillment of the product or service to the consumer;

  •
  the party responsible for consumer billing, fee collection, and refunds;

  •
  the storefront and terms of sale that govern the consumer's purchase of the product or service; and

  •
  the party that sets the pricing with the consumer and has credit risk.

        Based on evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via Apple App Store and Google Play Store, and we report revenues on a net basis (i.e. net of fees retained by the storefront) for sales arrangements via Microsoft's Xbox Games Store and Sony PSN.

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

Cost of Revenues

        Our cost of revenues consist of the following:

        Cost of revenues—product sales:

  (1)
  "Product costs"—includes the manufacturing costs of goods produced and sold. These generally include product costs, manufacturing royalties, net of volume discounts, personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

  (2)
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

  (1)
  "Game operations and distribution costs"—includes costs to operate our games, such as customer service, internet bandwidth and server costs, platform provider fee, and payment provider fees.

  (2)
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

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2017, 2016, and 2015 were $708 million, $641 million, and $523 million, respectively, and are included in "Sales and marketing" in the consolidated statements of operations.

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

        On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the "U.S. Tax Reform Act") was enacted in the United States. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax").

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enables companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete.

        We continue to analyze the prospective effects of the U.S. Tax Reform Act, including new provisions impacting certain foreign income, such as global intangible low-taxed income ("GILTI") of foreign subsidiaries, base erosion anti-abuse tax ("BEAT"), and foreign-derived intangible income ("FDII"), potential limitations on interest expense deductions, and changes to the provisions of Section 162(m) of the Internal Revenue Code, among other provisions of the U.S. Tax Reform Act. The Company has elected to account for the U.S. Tax Reform Act provisions related to GILTI as period costs if and when incurred pursuant to the FASB Staff Q&A guidance issued in January 2018.

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

        We elected to early adopt this new standard in the third quarter of 2016, which required us to reflect any adjustments as of January 1, 2016. As part of the adoption, we made certain elections, including the following:

  •
  to apply the presentation requirements for our consolidated statement of cash flows related to excess tax benefits retrospectively to all periods presented; and

  •
  to continue to estimate the number of awards that are expected to vest using an estimated forfeiture rate.

        As a result of the adoption, we recognized excess tax benefits of $113 million and $81 million as a reduction to income tax expense in our consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively. For periods prior to 2016, such excess tax benefits were recorded to shareholders equity.

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

Earnings (Loss) Per Common Share

        "Basic (loss) earnings per common share" is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. "Diluted earnings (loss) per common share" is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding, increased by the weighted-average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings (loss) per common share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

        When we determine whether instruments granted in share-based payment transactions are participating securities, unvested share-based awards which include the right to receive non-forfeitable dividends or dividend equivalents are considered to participate with common stock in undistributed earnings. With participating securities, we are required to calculate basic and diluted earnings (loss) per common share amounts under the two-class method. The two-class method excludes from the earnings (loss) per common share calculation any dividends paid or owed to participating securities and any undistributed earnings considered to be attributable to participating securities.

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

        We generally determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period in which the restricted stock units holder will not participate. Certain restricted stock units granted to our employees and senior management vest based on the achievement of pre-established performance or market conditions. For performance-based restricted stock units, each quarter we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. For market-based restricted stock units, we estimate the fair value at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock units at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock units at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2017	2016
Cash	$269	$286
Foreign government treasury bills	39	38
Money market funds	4,405	2,921

Cash and cash equivalents	$4,713	$3,245

4. Inventories, Net

        Our inventories, net consist of the following (amounts in millions):

	At December 31,
	2017	2016
Finished goods	$45	$40
Purchased parts and components	1	9

Inventories, net	$46	$49

        At December 31, 2017 and 2016, inventory reserves were $36 million and $45 million, respectively.

5. Software Development and Intellectual Property Licenses

        The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At December 31,
	2017	2016
Internally-developed software costs	$270	$277
Payments made to third-party software developers	183	189

Total software development costs	$453	$466

        As of December 31, 2017 and December 31, 2016, capitalized intellectual property licenses were not material.

        Amortization of capitalized software development costs and intellectual property was the following (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015
Amortization of capitalized software development costs and intellectual property licenses	$314	$335	$410

        Write-offs and impairments of capitalized software development costs and intellectual property licenses were not material for the years ended December 31, 2017, 2016, and 2015.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2017	2016
Land	$1	$1
Buildings	4	4
Leasehold improvements	224	162
Computer equipment	658	560
Office furniture and other equipment	92	78

Total cost of property and equipment	979	805
Less accumulated depreciation	(685)	(547)

Property and equipment, net	$294	$258

        Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $130 million, $121 million, and $82 million, respectively.

        Rental expense was $71 million, $65 million and $39 million for the years ended December 31, 2017, 2016, and 2015, respectively.

7. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2017
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(869)	$285
Developed software	2 - 5 years	601	(301)	300
Customer base	2 years	617	(573)	44
Trade names	7 - 10 years	54	(16)	38
Other	1 - 15 years	19	(13)	6

Total definite-lived intangible assets		$2,445	$(1,772)	$673

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

Total intangible assets, net				$1,106

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets, Net (Continued)

	At December 31, 2016
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	1,154	(583)	571
Developed software	3 - 5 years	595	(145)	450
Customer base	2 years	617	(266)	351
Trade names	7 - 10 years	54	(8)	46
Other	1 - 8 years	18	(11)	7

Total definite-lived intangible assets		$2,438	$(1,013)	$1,425

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

Total intangible assets, net				$1,858

        Amortization expense of intangible assets was $759 million, $708 million, and $13 million for the years ended December 31, 2017, 2016, and 2015, respectively.

        At December 31, 2017, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2018	$369
2019	209
2020	72
2021	12
2022	7
Thereafter	4

Total	$673

        We did not record any impairment charges against our intangible assets for the years ended December 31, 2017, 2016, and 2015.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

8. Goodwill

        The changes in the carrying amount of goodwill by operating segment are as follows (amounts in millions):

	Activision	Blizzard(1)	King	Total
Balance at December 31, 2015	$6,905	$190	$—	$7,095
Additions through acquisition	—	—	2,675	2,675
Other	(2)	—	—	(2)

Balance at December 31, 2016	$6,903	$190	$2,675	$9,768

Other	(5)	—	—	(5)

Balance at December 31, 2017	$6,898	$190	$2,675	$9,763

(1)
As a result of the change in our operating segments discussed in Note 1, goodwill of $12 million previously reported within the "Other segments" is now included in the "Blizzard" reportable segment. The prior period balance has been revised to reflect this change.

        For 2016, the addition to goodwill through acquisition is attributed to the King Acquisition (see Note 20). At December 31, 2017, 2016, and 2015, there were no accumulated impairment losses.

9. Other Assets and Liabilities

        Included in "Accrued expenses and other liabilities" of our consolidated balance sheets are accrued payroll-related costs of $441 million and $393 million at December 31, 2017 and 2016, respectively.

        Included in "Other liabilities" of our consolidated balance sheets are income tax payable of $473 million and $49 million at December 31, 2017 and 2016, respectively.

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

		Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2017				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,405	$4,405	$—	$—	Cash and cash equivalents
Foreign government treasury bills	39	39	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	55	55	—	—	Other current assets

Total recurring fair value measurements	$4,499	$4,499	$—	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets
			Significant Other Observable Inputs
				Significant Unobservable Inputs
	As of December 31, 2016				Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Recurring fair value measurements:
Money market funds	$2,921	$2,921	$—	$—	Cash and cash equivalents
Foreign government treasury bills	38	38	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	22	—	22	—	Other current assets
Auction rate securities	9	—	—	9	Other assets

Total recurring fair value measurements	$2,990	$2,959	$22	$9

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges ("Cash Flow Hedges")

        At December 31, 2017, the gross notional amount of outstanding Cash Flow Hedges was approximately $521 million. The fair value of these contracts, all of which have remaining maturities of 12 months or less, was $5 million of net unrealized losses. Additionally, at December 31, 2017, we had approximately $10 million of net realized but unrecognized losses recorded within "Accumulated other comprehensive income (loss)" associated with contracts that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

        At December 31, 2016, the gross notional amount of outstanding Cash Flow Hedges was approximately $346 million. The fair value of these contracts was $22 million of net unrealized gains.

        During the years ended December 31, 2017 and 2016, there was no ineffectiveness relating to our Cash Flow Hedges. During the years ended December 31, 2017 and 2016, the amount of pre-tax net realized gains associated with these contracts that were reclassified out of "Accumulated other comprehensive income (loss)" and into earnings was not material.

Fair Value Measurements on a Non-Recurring Basis

        We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

10. Fair Value Measurements (Continued)

        For the years ended December 31, 2017, 2016, and 2015, there were no impairment charges related to assets that are measured on a non-recurring basis.

11. Debt

Credit Facilities

        At December 31, 2016, we had outstanding term loans "A" of approximately $2.7 billion (the "2016 TLA") and $250 million available under a revolving credit facility (the "Revolver") pursuant to a credit agreement executed on October 11, 2013 (as amended thereafter and from time to time, the "Credit Agreement").

        On February 3, 2017, we entered into a sixth amendment (the "Sixth Amendment") to the Credit Agreement. The Sixth Amendment: (1) provided for a new tranche of term loans "A" in an aggregate principal amount of $2.55 billion (the "2017 TLA" and, together with the Revolver, the "Credit Facilities") and (2) released each of our subsidiary guarantors from their respective guarantees provided under the Credit Agreement. All proceeds of the 2017 TLA, together with additional cash on hand of $139 million, were used to fully retire the 2016 TLA, including all accrued and unpaid interest thereon. The terms of the 2017 TLA, other than the absence of the subsidiary guarantees, are generally the same as the terms of the 2016 TLA. The 2017 TLA will mature on August 23, 2021.

        Borrowings under the 2017 TLA and the Revolver will bear interest, at the Company's option, at either (1) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the London Interbank Offered Rate ("LIBOR") for an interest period of one month beginning on such day plus 1.00%, or (2) LIBOR, in each case, plus an applicable interest margin. LIBOR will be subject to a floor of 0% and the base rate will be subject to an effective floor of 1.00%. The applicable interest margin for borrowings under the 2017 TLA and Revolver will range from 1.125% to 2.00% for LIBOR borrowings and from 0.125% to 1.00% for base rate borrowings and will be determined by reference to a pricing grid based on the Company's credit ratings. At December 31, 2017, the 2017 TLA bore interest at 2.73%.

        Borrowings under the Revolver may be borrowed, repaid, and re-borrowed by the Company, and are available for working capital and other general corporate purposes. Up to $50 million of the Revolver may be used for letters of credit. To date, we have not drawn on the Revolver.

        During the year ended December 31, 2017, we reduced our total outstanding term loan balances by $1.7 billion. This included $139 million of cash used to retire the 2016 TLA, as discussed above, along with prepayments on the 2017 TLA of $361 million made on February 15, 2017, and $1.2 billion made on May 26, 2017. The May prepayment was made using proceeds from a concurrent issuance of $1.2 billion in notes, as discussed further below. As part of that refinancing, we wrote-off unamortized discount and deferred financing costs of $12 million, which is included in "Loss on extinguishment of debt" in the consolidated statement of operations. The prepayments made on our 2017 TLA have satisfied the remaining required quarterly principal repayments for the entire term of the Credit Agreement. As a result of these prepayments, at December 31, 2017, the outstanding balance of our 2017 TLA was $990 million.

        The Company is subject to a financial covenant requiring the Company's Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) not to exceed 3.50:1.00. The Credit Agreement contains other covenants that are customary for issuers with similar credit ratings. A violation of any of

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

these covenants could result in an event of default under the Credit Agreement. Upon the occurrence of an event of default, payment of any outstanding amounts under the Credit Agreement may be accelerated, and the lenders' commitments to extend credit under the Credit Agreement may be terminated. In addition, an event of default under the Credit Agreement could, under certain circumstances, permit the holders of other outstanding unsecured debt, including the debt holders described below, to accelerate the repayment of such obligations. The Company was in compliance with the terms of the Credit Facilities as of December 31, 2017.

        On February 1, 2018, our Board of Directors authorized repayments of up to $1.8 billion of the company's outstanding debt during 2018. As of the date hereof, we have not made any additional repayments on our outstanding debt and the determination as to if and when we make any such repayment will be dependent on market conditions and other factors.

Unsecured Senior Notes

        At December 31, 2016, we had the following unsecured senior notes outstanding:

  •
  $750 million of 6.125% unsecured senior notes due September 2023 that we issued on September 19, 2013 (the "2023 Notes"), in a private offering made in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"); and

  •
  $650 million of 2.3% unsecured senior notes due September 2021 (the "Unregistered 2021 Notes") and $850 million of 3.4% unsecured senior notes due September 2026 (the "Unregistered 2026 Notes") that we issued on September 19, 2016, in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act.

        In connection with the issuance of the Unregistered 2021 Notes and the Unregistered 2026 Notes, we entered into a registration rights agreement (the "Registration Rights Agreement"), among the Company, and the representatives of the initial purchasers of the Unregistered 2021 Notes and the Unregistered 2026 Notes. Under the Registration Rights Agreement, we were required to use commercially reasonable efforts to, within one year of the issue date of the Unregistered 2021 Notes and the Unregistered 2026 Notes, among other things, (1) file a registration statement with respect to an offer to exchange each series of the Unregistered 2021 Notes and the Unregistered 2026 Notes for new notes that were substantially identical in all material respects (except for the provisions relating to the transfer restrictions and payment of additional interest) (the "Exchange Offer"), and (2) cause that registration statement (the "Exchange Offer Registration Statement") to be declared effective by the SEC under the Securities Act. The Exchange Offer Registration Statement was declared effective by the SEC on April 28, 2017, and we completed the Exchange Offer on June 1, 2017, such that all the Unregistered 2021 Notes and Unregistered 2026 Notes were exchanged for registered 2021 notes (the "2021 Notes") and registered 2026 notes (the "2026 Notes"), respectively.

        In addition, on May 26, 2017, in a public underwritten offering, we issued $400 million of 2.6% unsecured senior notes due June 2022 (the "2022 Notes"), $400 million of 3.4% unsecured senior notes due June 2027 (the "2027 Notes"), and $400 million of 4.5% unsecured senior notes due June 2047 (the "2047 Notes", and together with the 2021 Notes, the 2022 Notes, the 2023 Notes, the 2026 Notes, and the 2027 Notes, the "Notes"), which were outstanding at December 31, 2017.

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

        We may redeem some or all of the 2021 Notes, the 2022 Notes, the 2026 Notes, the 2027 Notes, and the 2047 Notes prior to August 15, 2021, May 15, 2022, June 15, 2026, March 15, 2027, and December 15, 2046, respectively, and in each case at a price equal to 100% of the aggregate principal amount thereof plus a "make-whole" premium and accrued and unpaid interest. Any redemption of all or a portion of the applicable class of note after the applicable date would be at 100% of aggregate principal amount plus accrued and unpaid interest.

        Upon the occurrence of certain change of control events, we will be required to offer to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. These repurchase requirements are considered clearly and closely related to the Notes and are not accounted for separately upon issuance.

        The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the Credit Facilities described above. The Notes are not secured and are effectively subordinated to any of the Company's existing or future indebtedness that is secured.

        The 2023 Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of debt, granting of liens, payment of dividends, sales of assets, and certain merger and consolidation transactions. The Notes, with the exception of the 2023 Notes, contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. The Company was in compliance with the terms of the Notes as of December 31, 2017.

        Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes, the 2023 Notes, and 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and 2047 Notes. Accrued interest payable is recorded within "Accrued expenses and other liabilities" in our consolidated balance sheets. As of December 31, 2017 and December 31, 2016, we had accrued interest payable of $28 million and $25 million, respectively, related to the Notes.

Interest expense and financing costs

        Fees and discounts associated with the issuance of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and is amortized over their respective terms. Amortization expense is recorded within "Interest and other expense (income), net" in our condensed consolidated statement of operations.

        In connection with the May 2017 note issuances, we incurred approximately $20 million of discounts and financing costs that were capitalized and recorded within "Long-term debt, net" in our consolidated balance sheet.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

        For the years ended December 31, 2017, 2016, and 2015: interest expense was $150 million, $197 million, and $193 million, respectively; amortization of the debt discount and deferred financing costs was $12 million, $20 million, and $7 million, respectively; and commitment fees for the Revolver were not material.

        A summary of our outstanding debt is as follows (amounts in millions):

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390

Total long-term debt	$4,440	$(50)	$4,390

	At December 31, 2016
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2016 TLA	$2,690	$(27)	$2,663
2021 Notes	650	(5)	645
2023 Notes	750	(11)	739
2026 Notes	850	(10)	840

Total long-term debt	$4,940	$(53)	$4,887

        As of December 31, 2017 the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2018	$—
2019	—
2020	—
2021	1,640
2022	400
Thereafter	2,400

Total	$4,440

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Debt (Continued)

        With the exception of the 2023 Notes and the 2047 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets), the carrying values of our debt instruments approximated their fair values as of December 31, 2017, as the interest rates are similar to current rates at which we can borrow funds over the selected interest periods. At December 31, 2017, based on Level 2 inputs, the fair values of the 2023 Notes and the 2047 Notes were $795 million and $421 million, respectively.

        At December 31, 2016, the carrying value of the 2016 TLA approximated its fair value, based on Level 2 inputs. At December 31, 2016, based on Level 2 inputs, the fair values of the 2021 Notes, 2023 Notes, and 2026 Notes were $635 million, $818 million, and $808 million, respectively.

12. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Year Ended December 31, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2016	$(659)	$1	$29	$(629)
Other comprehensive income (loss) before reclassifications	20	(1)	(45)	(26)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	16	—	1	17

Balance at December 31, 2017	$(623)	$—	$(15)	$(638)

	For the Year Ended December 31, 2016
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2015	$(630)	$1	$(4)	$(633)
Other comprehensive income (loss) before reclassifications	(29)	—	37	8
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	—	(4)	(4)

Balance at December 31, 2016	$(659)	$1	$29	$(629)

        Income taxes were not provided for foreign currency translation items, as these are considered indefinite investments in non-U.S. subsidiaries. Due to the U.S. Tax Reform Act, we are re-evaluating our indefinite reinvestment assertions, but we have not yet completed this evaluation. In accordance with SAB 118, we intend to complete this evaluation during the measurement period of up to one year and will record adjustments, if any, during those respective periods.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region

        Currently, we have three reportable segments. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

        Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments. As discussed in Note 1, commencing with the second quarter of 2017, we made changes to our operating segments which reflect the changes in our organization and reporting structure. Our MLG business, which was previously included in the non-reportable "Other segments," is now presented within the "Blizzard" reportable segment. Prior period amounts have been revised to reflect this change. The change had no impact on consolidated net revenues or operating income.

        Information on the reportable segments net revenues and segment operating income are presented below (amounts in millions):

	Year Ended December 31, 2017
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,628	$2,120	$1,998	$6,746
Intersegment net revenues(1)	—	19	—	19

Segment net revenues	$2,628	$2,139	$1,998	$6,765

Segment operating income	$1,005	$712	$700	$2,417

	Year Ended December 31, 2016
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,220	$2,439	$1,586	$6,245
Intersegment net revenues(1)	—	—	—	—

Segment net revenues	$2,220	$2,439	$1,586	$6,245

Segment operating income	$788	$995	$537	$2,320

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

	Year Ended December 31, 2015
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,700	$1,565	$—	$4,265
Intersegment net revenues(1)	—	—	—	—

Segment net revenues	$2,700	$1,565	$—	$4,265

Segment operating income	$868	$561	$—	$1,429

(1)
Intersegment revenues reflect licensing and service fees charged between segments.

        Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues from external customers and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Years Ended December 31,
	2017	2016	2015
Reconciliation to consolidated net revenues:
Segment net revenues	$6,765	$6,245	$4,265
Revenues from other segments(1)	410	354	356
Net effect from recognition (deferral) of deferred net revenues	(139)	9	43
Elimination of intersegment revenues(2)	(19)	—	—

Consolidated net revenues	$7,017	$6,608	$4,664

Reconciliation to consolidated income before income tax expense:
Segment operating income	$2,417	$2,320	$1,429
Operating (loss) income from other segments(1)	(19)	14	37
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(71)	(10)	(39)
Share-based compensation expense	(178)	(159)	(92)
Amortization of intangible assets	(757)	(706)	(11)
Fees and other expenses related to the King Acquisition(3)	(15)	(47)	(5)
Restructuring costs(4)	(15)	—	—
Other non-cash charges(5)	(14)	—	—
Discrete tax-related items(6)	(39)	—	—

Consolidated operating income	1,309	1,412	1,319
Interest and other expense (income), net	146	214	198
Loss on extinguishment of debt	12	92	—

Consolidated income before income tax expense	$1,151	$1,106	$1,121

(1)
Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)
Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

(3)
Reflects fees and other expenses, such as legal, banking, and professional services fees, related to the King Acquisition and associated integration activities, inclusive of related debt financings.

(4)
Reflects restructuring charges, primarily severance costs.

(5)
Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

(6)
Reflects the impact of other unusual or unique tax-related items and activities.

        Net revenues by distribution channels were as follows (amounts in millions):

	Years Ended December 31,
	2017	2016	2015
Net revenues by distribution channel:
Digital online channels(1)	$5,479	$4,865	$2,502
Retail channels	1,033	1,386	1,806
Other(2)	505	357	356

Total consolidated net revenues	$7,017	$6,608	$4,664

(1)
Include revenues from digitally-distributed subscriptions, licensing royalties, value-added services, downloadable content, microtransactions, and products.

(2)
Include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

        Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region were as follows (amounts in millions):

	Years Ended December 31,
	2017	2016	2015
Net revenues by geographic region:
Americas	$3,607	$3,423	$2,409
EMEA(1)	2,464	2,221	1,741
Asia Pacific	946	964	514

Total consolidated net revenues	$7,017	$6,608	$4,664

(1)
Consists of the Europe, Middle East, and Africa geographic regions.

        The Company's net revenues in the U.S. were 45%, 45%, and 48% of consolidated net revenues for the years ended December 31, 2017, 2016, and 2015, respectively. The Company's net revenues in the United Kingdom ("U.K.") were 12%, 11%, and 14% of consolidated net revenues for the years ended December 31, 2017, 2016, and 2015, respectively. No other country's net revenues exceeded 10% of consolidated net revenues for the years ended December 31, 2017, 2016, or 2015.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Operating Segments and Geographic Region (Continued)

        Net revenues by platform were as follows (amounts in millions):

	Years Ended December 31,
	2017	2016	2015
Net revenues by platform:
Console	$2,389	$2,453	$2,391
PC	2,042	2,124	1,499
Mobile and ancillary(1)	2,081	1,674	418
Other(2)	505	357	356

Total consolidated net revenues	$7,017	$6,608	$4,664

(1)
Net revenues from "Mobile and ancillary" include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders® franchise and other physical merchandise and accessories.

(2)
Net revenues from "Other" include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

        Long-lived assets by geographic region were as follows (amounts in millions):

	At December 31,
	2017	2016	2015
Long-lived assets* by geographic region:
Americas	$197	$154	$138
EMEA	75	87	42
Asia Pacific	22	17	9

Total long-lived assets by geographic region	$294	$258	$189

*
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

        For information regarding significant customers, see "Concentration of Credit Risk" in Note 2.

14. Share-Based Payments

Activision Blizzard Equity Incentive Plans

        On June 5, 2014, the Activision Blizzard, Inc. 2014 Incentive Plan (the "2014 Plan") became effective. Under the 2014 Plan, the Compensation Committee of our Board of Directors is authorized to provide share-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2014 Plan. Upon the effective date of the 2014 Plan, we ceased making awards under our prior equity incentive plans

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

(collectively, the "Prior Plans"), although such plans will remain in effect and continue to govern outstanding awards.

        While the Compensation Committee has broad discretion to create equity incentives, our share-based compensation program currently utilizes a combination of options and restricted stock units. The majority of our options have time-based vesting schedules, generally vesting annually over a period of three to five years, and expire ten years from the grant date. In addition, under the terms of the 2014 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on Nasdaq. Restricted stock units have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant, or vest annually over a period of three to five years, and may also be contingent on the achievement of specified performance measures.

        As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (1) the number of shares relating to awards outstanding under any Prior Plan that: (i) expire, or are forfeited, terminated or canceled, without the issuance of shares; (ii) are settled in cash in lieu of shares; or (iii) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (2) if the exercise price of any option outstanding under any Prior Plans is, or the tax withholding requirements with respect to any award outstanding under any Prior Plans are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (3) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2017, we had approximately 30 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

        Additionally, in connection with the King Acquisition, a majority of the outstanding options and awards with respect to King shares that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company's common stock (see Note 20 for further discussion). As part of the conversion, we assumed King's equity incentive plan (the "King Plan") and amended the King Plan to convert it to a plan with respect to shares of the Company's common stock for the King shares assumed. No future shares can be granted from the King Plan, but it continues to govern outstanding awards.

Fair Value Valuation Assumptions

Valuation of Stock Options

        The fair value of stock options granted are principally estimated using a binomial-lattice model. The inputs in our binomial-lattice model include expected stock price volatility, risk-free interest rate, dividend yield, contractual term, and vesting schedule, as well as measures of employees' cancellations, exercise, and post-vesting termination behavior. Statistical methods are used to estimate employee rank-specific termination rates.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

        The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected stock price volatilities:

	Employee and Director Options
	For the Years Ended December 31,
	2017	2016	2015
Expected life (in years)	7.01	6.86	6.26
Volatility	35.00%	35.31%	36.13%
Risk free interest rate	2.14%	1.56%	1.90%
Dividend yield	0.50%	0.67%	0.72%
Weighted-average grant date fair value	$21.11	$12.83	$9.87
Stock price volatility range:
Low	28.19%	29.20%	26.96%
High	35.00%	36.00%	37.00%

  Expected life

        The expected life of employee stock options is a derived output of the binomial-lattice model and represents the weighted-average period the stock options are expected to remain outstanding. A binomial-lattice model can be viewed as assuming that employees will exercise their options when the stock price equals or exceeds an exercise multiple, of which the multiple is based on historical employee exercise behaviors.

  Volatility

        To estimate volatility for the binomial-lattice model, we consider the implied volatility of exchange-traded options on our stock to estimate short-term volatility, the historical volatility of our common shares during the option's contractual term to estimate long-term volatility, and a statistical model to estimate the transition from short-term volatility to long-term volatility.

  Risk-free interest rate

        As is the case for volatility, the risk-free interest rate is assumed to change during the option's contractual term. The risk-free interest rate, which is based on U.S. Treasury yield curves, reflects the expected movement in the interest rate from one time period to the next ("forward rate").

  Dividend yield

        The expected dividend yield assumption is based on our historical and expected future amount of dividend payouts.

        Share-based compensation expense recognized is based on awards ultimately expected to vest and therefore has been reduced for estimated forfeitures in the consolidated statement of operations for the years ended December 31, 2017, 2016, and 2015. Forfeitures are estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

Valuation of Restricted Stock Units ("RSUs")

        The fair value of the Company's RSU awards granted is principally based upon the closing price of the Company's stock price on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting.

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

Stock Option Activity

        Stock option activity is as follows:

	Number of Shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2016	31,485	$26.79
Granted	2,579	59.89
Exercised	(10,861)	16.44
Forfeited	(2,650)	41.32
Expired	(9)	16.41

Outstanding stock options at December 31, 2017	20,544	$34.54	7.07	$591

Vested and expected to vest at December 31, 2017	16,077	$31.79	7.26	$507
Exercisable at December 31, 2017	6,747	$21.36	5.79	$283

        For options assumed in the King Acquisition, 0.4 million of the options are based on performance conditions which do not have an accounting grant date as of December 31, 2017, as there is not a mutual understanding between the Company and the employee of the performance terms.

        The aggregate intrinsic values in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the closing stock price is greater than the exercise price) that would have been received by the option holders had all option holders exercised their options on

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $372 million, $161 million, and $125 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total grant date fair value of options vested was $47 million, $40 million, and $19 million for the years ended December 31, 2017, 2016, and 2015, respectively.

        At December 31, 2017, $80 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.27 years.

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

        The following table summarizes our RSU activity with performance-based RSUs presented at the maximum potential shares that could be earned and issued at vesting (amounts in thousands except per share amounts):

	Number of shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2016	11,977	$17.44
Granted	3,298	63.75
Vested	(2,233)	29.50
Forfeited	(1,221)	26.41

Unvested RSUs at December 31, 2017	11,821	$27.20

        Certain of our performance-based RSUs did not have an accounting grant date as of December 31, 2017, as there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to operating income performance for future years where the performance goals have not yet been set. As of December 31, 2017, there were 4.4 million performance-based RSUs outstanding for which the accounting grant date has not been set, of which 1.9 million were 2017 grants. Accordingly, no grant date fair value was established and the weighted average grant date fair value calculated above for 2017 grants excludes these RSUs.

        At December 31, 2017, approximately $111 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.44 years. Of the total unrecognized compensation cost, $102 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.54 years. The total grant date fair value of vested RSUs was $64 million, $123 million and $93 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Share-Based Payments (Continued)

        The income tax benefit from stock option exercises and RSU vestings was $160 million, $134 million, and $109 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Share-Based Compensation Expense

        The following table sets forth the total share-based compensation expense included in our consolidated statements of operations (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015
Cost of revenues—product sales: Software royalties, amortization, and intellectual property licenses	$10	$20	$12
Cost of revenues—subscription, licensing, and other revenues: Game Operations and Distribution Costs	1	2	—
Cost of revenues—subscription, licensing, and other revenues: Software royalties, amortization, and intellectual property licenses	3	2	3
Product development	57	47	25
Sales and marketing	15	15	9
General and administrative	92	73	43

Share-based compensation expense before income taxes	178	159	92
Income tax benefit	(34)	(42)	(27)

Total share-based compensation expense, net of income tax benefit	$144	$117	$65

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015
Income before income tax expense:
Domestic	$185	$228	$355
Foreign	966	878	766

	$1,151	$1,106	$1,121

Income tax expense (benefit):
Current:
Federal	$696	$(15)	$169
State	26	16	31
Foreign	335	150	40

Total current	1,057	151	240

Deferred:
Federal	(111)	40	1
State	(32)	(13)	(21)
Foreign	(36)	(38)	9

Total deferred	(179)	(11)	(11)

Income tax expense	$878	$140	$229

        For the year ended December 31, 2017 and 2016, excess tax benefits attributable to share-based compensation transactions are recognized to the extent that tax deduction on share-based compensation exceeds the corresponding compensation cost recorded on the financial statement. For the years ended December 31, 2017 and 2016, we recognized $113 million and $81 million, respectively, of excess tax benefits from share-based payments as a reduction to income tax expense due to our adoption of a new accounting standard in 2016. For periods prior to 2016, such excess tax benefits were recorded to shareholders' equity.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2017		2016		2015
Federal income tax provision at statutory rate	$403	35%	$387	35%	$392	35%
State taxes, net of federal benefit	4	—	9	1	5	—
Research and development credits	(26)	(2)	(36)	(3)	(26)	(2)
Foreign rate differential	(271)	(24)	(239)	(22)	(228)	(20)
Change in tax reserves	291	25	210	19	136	12
Net operating loss tax attribute assumed from the Purchase Transaction	(36)	(3)	(114)	(10)	(63)	(6)
Excess tax benefits related to share-based payments	(113)	(10)	(81)	(7)	—	—
U.S. Tax Reform Act	636	55	—	—	—	—
Other	(10)	—	4	—	13	1

Income tax expense	$878	76%	$140	13%	$229	20%

        The Company's tax rate is affected by the tax rates in the jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction, and the jurisdictions with a statutory tax rate less than the U.S. rate of 35%.

        On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax").

        On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enables companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete.

        We recorded a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate in the fourth quarter of 2017 resulting in a charge of $636 million. This includes current tax expense of $555 million related to the Transition Tax, which is payable over eight years, and deferred tax expense of $81 million related to the remeasurement of deferred taxes resulting from the U.S. corporate income tax rate reduction. Accounting for the income tax effects of the U.S. Tax Reform Act requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation. We may make adjustments to the provisional amounts as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

        We continue to analyze the prospective effects of the U.S. Tax Reform Act, including new provisions impacting certain foreign income, such as GILTI, BEAT, and FDII, potential limitations on interest expense deductions, and changes to the provisions of Section 162(m) of the Internal Revenue Code, among other provisions of the U.S. Tax Reform Act.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        In 2013, in connection with the October 11, 2013 repurchase of approximately 429 million shares of our common stock ("Purchase Transaction"), we assumed certain tax attributes, generally consisting of net operating loss ("NOL") carryforwards of approximately $760 million, which represent a potential tax benefit of approximately $266 million. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction. As of December 31, 2017, we had utilized approximately $760 million of the original NOL and had recorded an indemnification asset of $200 million in "Other assets." Correspondingly, the same amount was recorded as a reduction to the consideration paid for the shares repurchased in "Treasury stock." In each of the years ended December 31, 2017, 2016, and 2015, we utilized $103 million, $326 million, and $180 million of the NOL and recognized a corresponding reserve of $36 million, $114 million, and $63 million in each of those years ended, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2017	2016
Deferred tax assets:
Allowance for sales returns and price protection	$47	$64
Inventory reserve	5	9
Accrued expenses	26	25
Deferred revenue	245	233
Tax credit carryforwards	60	48
Net operating loss carryforwards	11	10
Share-based compensation	59	61
Acquired intangibles	149	111
State taxes	22	24
Other	39	28

Deferred tax assets	663	613
Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	663	613

Deferred tax liabilities:
Acquired intangibles	(146)	(219)
Prepaid royalties	(19)	(60)
Capitalized software development expenses	(55)	(91)
Other	(5)	(4)

Deferred tax liabilities	(225)	(374)

Net deferred tax assets	$438	$239

        As of December 31, 2017, we had gross tax credit carryforwards of $152 million for state purposes. The tax credit carryforwards are presented in "Deferred tax assets" net of unrealized tax benefits that

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

would apply upon the realization of uncertain tax positions. In addition, we had foreign NOL carryforwards of $33 million at December 31, 2017, attributed mainly to losses in France which can be carried forward indefinitely.

        We evaluate our deferred tax assets, including net operating losses and tax credits, to determine if a valuation allowance is required. We assess whether a valuation allowance should be established or released based on the consideration of all available evidence using a "more-likely-than-not" standard. Realization of the U.S. deferred tax assets is dependent upon the continued generation of sufficient taxable income. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes it is more likely than not that the net carrying value of the U.S. deferred tax assets will be realized. At December 31, 2017 and 2016, there are no valuation allowances on deferred tax assets.

        As of December 31, 2017, we no longer consider the available cash balances related to undistributed earnings of our most significant foreign subsidiaries to be indefinitely reinvested. As a result of the U.S. Tax Reform Act, we continue to assess and may change our intentions related to the indefinite reinvestment assertion. Any impact resulting from such a change in this assertion during the SAB 118 measurement period will be recorded as an adjustment to the provisional amount recorded for the effects of the U.S. Tax Reform Act in the period in which such determination is made.

        Activision Blizzard's tax years 2009 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company's federal tax returns for the 2009 through 2011 tax years, and during February 2018, the Company was notified that our tax returns for 2012 through 2016 tax years will be subject to examination. The Company also has several state and non-U.S. audits pending. In addition, as part of purchase price accounting for the King Acquisition, the Company assumed $74 million of uncertain tax positions primarily related to the transfer pricing on King tax years occurring prior to the King Acquisition. The Company is currently in negotiations with the relevant jurisdictions and taxing authorities with respect to King's transfer pricing, which could result in a different allocation of profits and losses between the relevant jurisdictions.

        On December 28, 2017, we received a Notice of Reassessment from the French Tax Authority ("FTA") related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million ($680 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and judicial remedies, if necessary. While we believe our tax provisions at December 31, 2017 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

        In addition, certain of our subsidiaries are under examination or investigation or may be subject to examination or investigation by tax authorities in various jurisdictions. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. Such proceedings may have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations in the period or periods in which the matters are resolved or in which appropriate tax provisions are taken into account in our financial statements. If we were to receive a

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

        As of December 31, 2017, we had approximately $1,138 million of gross unrecognized tax benefits, of which $1,114 million would affect our effective tax rate, if recognized. A reconciliation of total gross unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015
Unrecognized tax benefits balance at January 1	$846	$552	$419
Gross increase for tax positions of prior-years	66	89	8
Gross decrease for tax positions of prior-years	—	(17)	(11)
Gross increase for tax positions of current year	229	240	136
Settlement with taxing authorities	(1)	(18)	—
Lapse of statute of limitations	(2)	—	—

Unrecognized tax benefits balance at December 31	$1,138	$846	$552

        As of December 31, 2017 and 2016, we had approximately $121 million and $71 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the year ended December 31, 2017, 2016, and 2015, we recorded $28 million, $17 million, and $10 million, respectively, of interest expense related to uncertain tax positions.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Computation of Basic/Diluted Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Consolidated net income	$273	$966	$892
Less: Distributed earnings to unvested share-based awards that participate in earnings	—	(2)	(4)
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	—	(2)	(7)

Numerator for basic and diluted earnings per common share—income available to common shareholders	$273	$962	$881
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	754	740	728
Effect of dilutive stock options and awards under the treasury stock method	12	14	11

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	766	754	739

Basic earnings per common share	$0.36	$1.30	$1.21

Diluted earnings per common share	$0.36	$1.28	$1.19

        Certain of our unvested restricted stock units meet the definition of participating securities as they participate in earnings based on their rights to dividends or dividend equivalents. Therefore, we are required to use the two-class method in our computation of basic and diluted earnings per common share. For the years ended December 31, 2017, 2016, and 2015, on a weighted-average basis, we had outstanding unvested restricted stock units of less than 1 million, 3 million, and 8 million shares of common stock, respectively, that are participating in earnings.

        The vesting of certain of our employee-related restricted stock units and options are contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 7 million, 8 million, and 3 million shares are not included in the computation of diluted earnings per common share for the years ended December 31, 2017, 2016, and 2015, respectively, as their respective performance measures had not yet been met.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, options to acquire 1 million, 5 million, and 1 million shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2017, 2016, and 2015, respectively, as the effect of their inclusion would be anti-dilutive.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

17. Capital Transactions

Repurchase Programs

        On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of the date hereof, we have not repurchased any shares under this program and the determination as to if and when we make any such stock repurchases will be dependent on market conditions and other factors.

Dividends

        On February 1, 2018, our Board of Director approved a cash dividend of $0.34 per common share. Such dividend is payable on May 9, 2018, to shareholders of record at the close of business on March 30, 2018.

        On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share. On May 10, 2017, we made an aggregate cash dividend payment of $226 million to shareholders of record at the close of business on March 30, 2017. On May 26, 2017, we made related dividend equivalent payments of less than $1 million to certain holders of restricted stock units.

        On February 2, 2016, our Board of Directors approved a cash dividend of $0.26 per common share. On May 11, 2016, we made an aggregate cash dividend payment of $192 million to shareholders of record at the close of business on March 30, 2016. On May 27, 2016, we made related dividend equivalent payments of $3 million to certain holders of restricted stock units.

        On February 3, 2015, our Board of Directors approved a cash dividend of $0.23 per common share. On May 13, 2015, we made an aggregate cash dividend payment of $167 million to shareholders of record at the close of business on March 30,2015. On May 29, 2015, we made related dividend equivalent payments of $3 million to certain holders of restricted stock units.

18. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$176	$121	$20
Cash paid for interest	145	209	193

        For the year ended December 31, 2016, we had non-cash purchase price consideration of $89 million related to vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards in the King Acquisition. Refer to Note 20 for further discussion.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies

Commitments and Obligations

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer or intellectual property holder based on sales of the related game. Additionally, in connection with certain intellectual property rights, acquisitions and development agreements, we commit to spend specified amounts for marketing support for the game(s) which is (are) to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2017 are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Long-Term Debt Obligations(2)	Total
For the years ending December 31,
2018	$81	$202	$19	$159	$461
2019	70	2	—	159	231
2020	61	1	—	159	221
2021	48	—	—	1,790	1,838
2022	41	—	—	512	553
Thereafter	88	—	—	3,064	3,152

Total	$389	$205	$19	$5,843	$6,456

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of the potential issue resolution of the underlying matters. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the matters for certain jurisdictions are not currently under audit. At December 31, 2017, we had $455 million and $495 million of net unrecognized tax benefits included in "Accrued expenses and other liabilities" and "Other liabilities," respectively, in our consolidated balance sheet.

Additionally, as a result of the U.S. Tax Reform Act, we recorded a liability at December 31, 2017, of $467 million which reflects our estimated Transition Tax net payments. This provisional amount is subject to change as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued. The Transition Tax liability is payable over up to eight years and is not reflected in our Contractual Obligations table above. We expect to pay $77 million of the Transition Tax during 2018.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Commitments and Contingencies (Continued)

(2)
Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments under the 2017 TLA and the Notes as of December 31, 2017. There was no outstanding balance under our Revolver as of December 31, 2017. The Notes are subject to fixed interest rates and we have calculated the interest obligation based on the applicable rates and payment dates. The 2017 TLA bears a variable interest rate and interest is payable at least quarterly. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2017. Refer to Note 11 for additional information on our debt obligations.

Legal Proceedings

        As described in Note 15, on December 28, 2017, we received a Notice of Reassessment from the FTA related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million ($680 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and judicial remedies, if necessary. While we believe our tax provisions at December 31, 2017 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

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

Letters of Credit

        As described in Note 11, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2017, we did not have any letters of credit issued or outstanding under the Revolver.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Acquisitions

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

        We made this acquisition because we believed that the addition of King's highly-complementary mobile business positioned the Company as a global leader in interactive entertainment across console, PC, and mobile platforms, and aligned us for future growth.

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

        The final purchase price allocation was as follows (in millions):

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

        During the year ended December 31, 2016, the Company incurred $38 million of expenses related to the King Acquisition, which are included within "General and administrative" in the consolidated statements of operations. In connection with the debt financing that occurred on the King Closing Date, we incurred $38 million of discounts and financing costs that were capitalized and recorded within "Long-term debt, net" on our consolidated balance sheet. The amortization of these capitalized

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Acquisitions (Continued)

costs was not material to our consolidated statement of operations for the year ended December 31, 2016.

  Share-Based Compensation

        In connection with the King Acquisition, a majority of the outstanding King options and other equity awards that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company's common stock, using an equity award exchange ratio calculated in accordance with the transaction agreement. As a result, replacement options and other equity awards of 10 million and 3 million, respectively, were issued. The portion of the fair value related to pre-combination services of $76 million was included in the purchase price, while the remaining fair value will be recognized over the remaining service periods. As of December 31, 2016, the future expense for the converted King unvested stock options and equity awards was approximately $40 million, which will be recognized over a weighted average service period of approximately 1.6 years.

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

  Identifiable Intangible Assets Acquired and Goodwill

        The internally-developed franchises, customer base, developed software, and trade name intangible assets from the acquisition of King will be amortized to "Cost of revenues—subscription, licensing, and other revenues—Software royalties, amortization, and intellectual property licenses," "Sales and marketing," "Cost of revenues—subscription, licensing, and other revenues—Software royalties, amortization, and intellectual property licenses," and "General and administrative," respectively. The intangible assets will be amortized over their estimated useful lives in proportion to the economic benefits received.

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

  King Net Revenue and Earnings

        The amount of net revenue and earnings attributable to King in the Company's consolidated statement of operations during the year ended December 31, 2016, the period of the King Acquisition, are included in the table below. The amounts presented represent the net revenues and earnings after

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Acquisitions (Continued)

adjustments for purchase price accounting, inclusive of amortization of intangible assets, share-based payments, and deferrals of revenues and related cost of revenues.

(in millions)	For the Year Ended December 31, 2016
Net revenues	$1,523
Net loss	$(230)

  Pro Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and King, on a pro forma basis, as though the acquisition had occurred on January 1, 2015. The 2016 pro forma financial information presented includes the effects of adjustments related to amortization charges from acquired intangible assets, employee compensation from replacement equity awards issued in the King Acquisition and the profit sharing bonus plan established as part of the King Acquisition, and interest expense from the new debt issued in connection with the King Acquisition, among other adjustments. We also adjusted for Activision Blizzard and King non-recurring acquisition-related costs of approximately $74 million incurred for the year ended December 31, 2016. The 2015 pro forma financial information for the year ended December 31, 2015 were adjusted to include these charges.

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

21. Recently Issued Accounting Pronouncements

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Recently Issued Accounting Pronouncements (Continued)

Recent accounting pronouncements not yet adopted

Revenue recognition

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for us beginning with the first quarter of 2018. We are adopting the accounting standard using the modified retrospective method, which recognizes the cumulative effect upon adoption as an adjustment to retained earnings at the adoption date. We will report our adoption in our Form 10-Q for the first quarter of 2018.

        The most significant impacts of the new revenue recognition standard are expected to be:

  •
  The accounting for our sales of our games with significant online functionality for which we do not have VSOE for unspecified future updates and ongoing online services provided. Under the current accounting standards, VSOE for undelivered elements is required. This requirement will be eliminated under the new standard. Accordingly, we will be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated service period. We expect this difference to primarily impact revenues from our Call of Duty franchise, where we expect that approximately 20% of the sales price will be recognized as revenue upon delivery of the games to our customers. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and we do not expect any significant impact on the accounting for our sales of these games; and

  •
  The accounting for certain of our software licensing arrangements. While the impacts of the new standard may differ on a contract-by-contract basis (the actual revenue recognition treatment required under the standard will depend on contract-specific terms), we generally expect earlier revenue recognition for these arrangements under the new revenue standard.

        We estimate that the cumulative effect of adopting this standard will result in an adjustment to retained earnings at the adoption date of approximately $60 million to $100 million, inclusive of the associated tax impacts. Additionally, we expect that the new disclosure requirements will require us to design and implement additional internal controls over financial reporting, and we are in process of adjusting our processes and internal controls in preparation for adopting the new standard.

Leases

        In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and lessees will need to recognize a lease liability and a right-of-use asset for their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Recently Issued Accounting Pronouncements (Continued)

accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented, with certain transition practical expedients available to provide relief in adopting the new standard. We are evaluating the impact of this new accounting guidance on our financial statements. Currently, we do not plan to early adopt this new standard but we do expect to elect and apply the available transition practical expedients upon adoption.

Financial Instruments

        In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, among other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. The new standard also simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity investments without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Based on our current financial instruments held, we do not anticipate this new guidance will have a material impact on our financial statements.

Statement of Cash Flows—Restricted Cash

        In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with "Cash and cash equivalents" when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted.

        We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements. We expect there will be a significant impact to the consolidated statements of cash flows for the years ended December 31, 2015 and 2016, as those years include, as an investing activity, the $3.6 billion movement in restricted cash as a result of transferring cash into escrow at December 31, 2015 to facilitate the King Acquisition and the subsequent release of that cash in 2016 in connection with the King Acquisition. Under this new standard, the restricted cash balance will be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and hence would not be included as an investing activity in the statement of cash flows.

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

Derivatives and Hedging

        In August 2017, the FASB issued new guidance related to the accounting for derivatives and hedging. The new guidance expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of a hedge's effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. If early adopted, the new standard must generally be applied as of the beginning of the fiscal year of adoption. We are evaluating the impact of this new accounting guidance on our financial statements and related disclosures. We expect, based on our current outstanding derivative instruments, the new guidance will not have a material impact on our financial statements.

22. Quarterly Financial Information (Unaudited)

	For the Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Amounts in millions, except per share data)
Net revenues	$2,043	$1,618	$1,631	$1,726
Cost of revenues	803	552	561	585
Operating income	221	257	339	493
Net income (loss)	(584)	188	243	426
Basic earnings (loss) per common share	(0.77)	0.25	0.32	0.57
Diluted earnings (loss) per common share	(0.77)	0.25	0.32	0.56

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Quarterly Financial Information (Unaudited) (Continued)

	For the Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Amounts in millions, except per share data)
Net revenues	$2,014	$1,568	$1,570	$1,455
Cost of revenues	776	529	598	491
Operating income	425	294	232	461
Net income(1)	254	199	151	363
Basic earnings per common share(1)	0.34	0.27	0.20	0.49
Diluted earnings per common share(1)	0.33	0.26	0.20	0.48

(1)
During the third quarter of 2016, we early adopted an accounting standard which simplifies the accounting for share-based payments. The standard, among other things, requires all excess tax benefits and tax deficiencies to be recorded as an income tax expense or benefit in the consolidated statement of operations. The adoption of the standard impacted our previously reported results for the quarters ended June 30, 2016 and March 31, 2016. As a result of the adoption of this standard, our net income, basic earnings per common share, and diluted earnings per common share increased by $24 million, $0.03, and $0.03, respectively, for the quarter ended June 30, 2016, and $27 million, $0.04, and $0.03, respectively, for the quarter ended March 31, 2016.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2017
Allowances for sales returns and price protection and other allowances	$257	$83	$(66)	$274
Allowance for doubtful accounts	4	1	—	5
At December 31, 2016
Allowances for sales returns and price protection and other allowances	$339	$119	$(201)	$257
Allowance for doubtful accounts	4	2	(2)	4
At December 31, 2015
Allowances for sales returns and price protection and other allowances	$379	$114	$(154)	$339
Allowance for doubtful accounts	4	1	(1)	4

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

Exhibit Number	Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed June 6, 2014).
3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed February 7, 2018).
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
4.3
Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed May 26, 2017).
4.4
Supplemental Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed May 26, 2017).
4.5	Form of certificate for the Company's 2.600% Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed May 26, 2017).
4.6	Form of certificate for the Company's 3.400% Notes due 2027 (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K, filed May 26, 2017).
4.7	Form of certificate for the Company's 4.500% Notes due 2047 (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K, filed May 26, 2017).
10.1*	Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration No. 333-146431, filed October 1, 2007).
10.2*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 12, 2012).

Exhibit Number	Exhibit
10.3*	Activision Blizzard, Inc. 2014 Incentive Plan, amended and restated as of March 2, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 4, 2017).
10.4*	Activision Blizzard, Inc. KDE Equity Incentive Plan, amended as of November 1, 2016 (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 2016).
10.5*
Form of Notice of Stock Option Award for grants to non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.6*
Form of Notice of Stock Option Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.7*
Form of Notice of Restricted Share Unit Award for grants to officers pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.8*
Form of Notice of Restricted Share Unit Award for grants to persons other than officers or directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.9*
Form of Notice of Restricted Share Award for grants to persons other than non-employee directors pursuant to the Activision, Inc. 2007 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2008).
10.10*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2008).
10.11*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2008).
10.12*
Form of Notice of Restricted Share Unit Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.49 of the Company's Form 10-K for the year ended December 31, 2008).
10.13*
Form of Notice of Restricted Share Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.50 of the Company's Form 10-K for the year ended December 31, 2008).
10.14*
Form of Notice of Restricted Share Unit Award for grants under the Company's 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit
10.15*	Form of Notice of Performance Share Award for grants under the Company's 2008 Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended March 31, 2012).
10.16*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.17*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.6 of the Company's Form10-Q for the quarter ended March 31, 2013).
10.18*
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
10.21*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2013) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.22*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.23*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.24*
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

Exhibit Number	Exhibit
10.26*	Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.27*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.28*
Form of Notice of Stock Option Award for grants to U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2016).
10.29*
Form of Notice of Stock Option Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2016).
10.30*
Form of Notice of Restricted Share Unit Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended December 31, 2016).
10.31*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.32*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.33*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.34*	Activision Blizzard, Inc. Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2015).
10.35*	Employment Agreement, dated May 5, 2017, between Activision Blizzard, Inc. and Thomas Tippl (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K, filed May 11, 2017).
10.36*	Transition Agreement, dated November 22, 2016, between the Company and Brian G. Kelly (incorporated by reference to Exhibit 10.56 of the Company's Form 10-K for the year ended December 31, 2016).
10.37*	Employment Agreement, dated May 10, 2017, between Activision Blizzard, Inc. and Dennis Durkin (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K, filed May 11, 2017).
10.38*	Employment Agreement, dated as of November 22, 2016, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 25, 2016).

Exhibit Number	Exhibit
10.39*	Form of Notice of Performance Share Unit Award to Robert A. Kotick (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed November 25, 2016).
10.40*	Notice of Stock Option Award, dated as of August 7, 2017, to Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2017).
10.41*
Form of Notice of Performance Share Unit Award Regarding Operating Income to Robert A. Kotick (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2017).
10.42*
Form of Notice of Performance Share Unit Award Regarding Relative Total Shareholder Return to Robert A. Kotick (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2017).
10.43*	Service Agreement, dated November 2, 2015, between Riccardo Zacconi and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.44*	Individual Option and Subscription Agreement, dated as of January 31, 2014 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.45*	Option Exchange/Supplemental Subscription Agreement, dated as of March 21, 2014 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.46*	Notice of Share Option Grant, dated as of February 16, 2015, to Riccardo Zacconi (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.47*	Notice of Restricted Stock Unit Award, dated as of February 16, 2015, to Riccardo Zacconi (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.48*	Notice of Restricted Stock Unit Award, dated as of November 10, 2015, to Riccardo Zacconi (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.49*	Employment Agreement, dated May 10, 2017, between Activision Blizzard, Inc. and Collister Johnson (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed May 11, 2017).
10.50*	Employment Agreement, dated May 5, 2017, between Activision Blizzard, Inc. and Spencer Neumann (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 11, 2017).
10.51*†	King Profit Sharing Plan, effective as of February 23, 2016 (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended March 31, 2017).

Exhibit Number	Exhibit
10.52	Credit Agreement, dated as of October 11, 2013, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, a group of lenders, Bank of America, N.A., as administrative agent and collateral agent for the lenders, J.P. Morgan Securities LLC, as syndication agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs & Co., HSBC Securities (USA) Inc., Mistubishi UFJ Securities (USA), Inc., Mizuho Securities USA Inc., RBC Capital Markets, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed October 18, 2013).
10.53
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
10.54
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
10.55
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
10.56
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
10.57
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
10.58
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
10.59
Registration Rights Agreement, dated as of September 19, 2016, among Activision Blizzard, Inc., the guarantors named therein and the representatives of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed September 19, 2016).
10.60*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of November 22, 2016 (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended December 31, 2016).

Exhibit Number	Exhibit
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	Power of Attorney of each Executive Officer and Director signing this report (included in the signature page hereto).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Spencer Neumann pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Spencer Neumann pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*
Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

†
Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Activision Blizzard, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK Robert A. Kotick Director and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)

 POWER OF ATTORNEY

        Each individual whose signature appears below constitutes and appoints Robert A. Kotick, and Spencer Neumann and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, Chief Executive Officer, and Principal Executive Officer	February 27, 2018
By:	/s/ SPENCER NEUMANN (Spencer Neumann)	Chief Financial Officer and Principal Financial Officer	February 27, 2018
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Deputy Chief Financial Officer, Chief Accounting Officer, and Principal Accounting Officer	February 27, 2018
By:	/s/ REVETA BOWERS (Reveta Bowers)	Director	February 27, 2018

By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 27, 2018
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Chairman and Director	February 27, 2018
By:	/s/ HENDRIK J. HARTONG III (Hendrik J. Hartong III)	Director	February 27, 2018
By:	/s/ BARRY MEYER (Barry Meyer)	Director	February 27, 2018
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 27, 2018
By:	/s/ PETER NOLAN (Peter Nolan)	Director	February 27, 2018
By:	/s/ CASEY WASSERMAN (Casey Wasserman)	Director	February 27, 2018
By:	/s/ ELAINE P. WYNN (Elaine P. Wynn)	Director	February 27, 2018