Form 10-Q
period 2018-03-31
Activision Blizzard, Inc.
filed 2018-05-03
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of the registrant’s Common Stock outstanding at April 26, 2018 was 761,226,715.

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

The company cautions that a number of important factors could cause Activision Blizzard, Inc.’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: sales levels of Activision Blizzard, Inc.’s titles, products, and services; concentration of revenue among a small number of titles; Activision Blizzard, Inc.’s ability to predict consumer preferences, including interest in specific genres and modes and preferences among platforms; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our acquired or newly started businesses and the potential impact of our expansion into new businesses on our existing businesses; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; counterparty risks relating to customers, licensees, licensors, and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain, and develop key personnel and developers that can create high-quality titles, products, and services; changing business models within the video game industry, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; the outcome of current or future tax disputes; litigation risks and associated costs; protection of proprietary rights; potential data breaches and other cybersecurity risks; shifts in consumer spending trends; capital market risks; the impact of applicable laws, rules, and regulations, including changes in those laws, rules, and regulations; domestic and international economic, financial, and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners. All dollar amounts referred to in, or contemplated by, this Quarterly Report on Form 10-Q refer to United States (“U.S”) dollars, unless otherwise explicitly stated to the contrary.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At March 31, 2018	At December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$5,217	$4,713
Accounts receivable, net of allowances of $146 and $279, at March 31, 2018 and December 31, 2017, respectively	431	918
Inventories, net	42	46
Software development	298	367
Other current assets	422	476
Total current assets	6,410	6,520
Software development	92	86
Property and equipment, net	286	294
Deferred income taxes, net	400	459
Other assets	458	440
Intangible assets, net	987	1,106
Goodwill	9,764	9,763
Total assets	$18,397	$18,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$172	$323
Deferred revenues	1,204	1,929
Accrued expenses and other liabilities	1,551	1,411
Total current liabilities	2,927	3,663
Long-term debt, net	4,392	4,390
Deferred income taxes, net	16	21
Other liabilities	1,243	1,132
Total liabilities	8,578	9,206
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,189,544,818 and 1,186,181,666 shares issued at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	10,786	10,747
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2018 and December 31, 2017	(5,563)	(5,563)
Retained earnings	5,245	4,916
Accumulated other comprehensive loss	(649)	(638)
Total shareholders’ equity	9,819	9,462
Total liabilities and shareholders’ equity	$18,397	$18,668

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Net revenues
Product sales	$720	$509
Subscription, licensing, and other revenues	1,245	1,217
Total net revenues (Note 2)	1,965	1,726

Costs and expenses
Cost of revenues—product sales:
Product costs	162	143
Software royalties, amortization, and intellectual property licenses	146	88
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	270	232
Software royalties, amortization, and intellectual property licenses	84	122
Product development	259	225
Sales and marketing	251	246
General and administrative	198	177
Total costs and expenses	1,370	1,233

Operating income	595	493
Interest and other expense (income), net	28	40
Income before income tax expense	567	453
Income tax expense	67	27
Net income	$500	$426

Earnings per common share
Basic	$0.66	$0.57
Diluted	$0.65	$0.56

Weighted-average number of shares outstanding
Basic	759	749
Diluted	770	761

Dividends per common share	$0.34	$0.30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2018	2017
Net income	$500	$426
Other comprehensive income (loss):
Foreign currency translation adjustment	1	19
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(12)	(15)
Unrealized gains (losses) on investments, net of tax	(3)	—
Total other comprehensive loss	$(14)	$4
Comprehensive income	$486	$430

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$500	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	29	(80)
Depreciation and amortization	155	224
Amortization of capitalized software development costs and intellectual property licenses (1)	150	89
Share-based compensation expense (2)	54	33
Other	10	22
Changes in operating assets and liabilities:
Accounts receivable, net	503	396
Inventories	4	2
Software development and intellectual property licenses	(100)	(67)
Other assets	22	(3)
Deferred revenues	(551)	(494)
Accounts payable	(160)	(76)
Accrued expenses and other liabilities	(87)	(61)
Net cash provided by operating activities	529	411

Cash flows from investing activities:
Purchases of available-for-sale investments	(20)	—
Capital expenditures	(31)	(21)
Other investing activities	—	(6)
Net cash used in investing activities	(51)	(27)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	47	109
Tax payment related to net share settlements on restricted stock units	(39)	(13)
Proceeds from debt issuances, net of discounts	—	2,551
Repayment of long-term debt	—	(3,051)
Net cash (used in) provided by financing activities	8	(404)
Effect of foreign exchange rate changes on cash and cash equivalents	18	19
Net increase (decrease) in cash and cash equivalents and restricted cash	504	(1)
Cash and cash equivalents and restricted cash at beginning of period	4,720	3,262
Cash and cash equivalents and restricted cash at end of period	$5,224	$3,261

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard (Note 3)	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	500	—	500
Other comprehensive income (loss)	—	—	—	—	—	—	(14)	(14)
Issuance of common stock pursuant to employee stock options	3	—	—	—	47	—	—	47
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(64)	—	—	(64)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at March 31, 2018	1,190	$—	(429)	$(5,563)	$10,786	$5,245	$(649)	$9,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Description of Business and Basis of Consolidation and Presentation

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”), and mobile devices. We also operate esports events and leagues and create film and television content based on our intellectual property. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A. (“Vivendi”), and Vivendi Games, Inc., then an indirect wholly-owned subsidiary of Vivendi, we were renamed Activision Blizzard, Inc.

The common stock of Activision Blizzard is traded on The Nasdaq Stock Market under the ticker symbol “ATVI.”

Our Segments

As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure during 2017 such that the Major League Gaming (“MLG”) business operates as a division of Blizzard Entertainment, Inc. (“Blizzard”). Commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, became a component of the Blizzard operating segment. MLG is responsible for the operations of the Overwatch League™, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

Based upon our organizational structure, we conduct our business through three reportable segments, as follows:

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

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; and Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for the console and PC platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content, along with Activision’s Destiny 2 PC content, online social connectivity, and the creation of user-generated content. As noted above, Blizzard also includes the activities of our MLG business, which is responsible for the operations of the Overwatch League, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for PC; StarCraft®, a real-time strategy franchise for the PC; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for PC; and Overwatch®, a team-based first-person shooter for the PC and console platforms.

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play, however, players can acquire in-game items, either with virtual currency the players purchase or directly using real currency.

King’s key product franchises, all of which are for the mobile and PC platforms, include: Candy Crush™, which features “match three” games; Farm Heroes™, which also features “match three” games; and Bubble Witch™, which features “bubble shooter” games.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Supplemental Cash Flow Information

As of March 31, 2018 and 2017, we had the following amounts associated with investing and financing activities recorded within “Accrued expenses and other liabilities”:

•                  dividends payable of $259 million and $226 million, respectively; and

•                  accrued withholding tax payments related to net share settlements on restricted stock units of $26 million and $17 million, respectively.

For the three months ended March 31, 2018, the beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows include restricted cash of $7 million and $6 million, respectively. For the three months ended March 31, 2017, our beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows include restricted cash of $17 million and $13 million, respectively.

2.                                      Summary of Significant Accounting Policies

During the three months ended March 31, 2018, there were no significant changes to our accounting policies, except for our adoption of a new revenue accounting standard as discussed below. Refer to Note 2 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

Adoption of Accounting Standards Codification 606: Revenue from Contracts with Customers

In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted the new accounting standard and related amendments (the “new revenue accounting standard”). As a result, we have updated our significant accounting policy disclosure for revenue recognition herein. Refer to Note 3 for the impact of adoption on our condensed consolidated financial statements.

Revenue Recognition

We generate revenue primarily through the sale of our interactive entertainment content and services, principally for console, PC, and mobile devices, as well as through the licensing of our intellectual property. Our products span various genres, including first-person shooter, action/adventure, role-playing, strategy, and “match three,” among others. We primarily offer the following products and services:

•                  full games, which typically provide access to main game content, primarily for console or PC;

•                  downloadable content, which provides players with additional in-game content to purchase following the purchase of a full game;

•                  microtransactions, which typically provide relatively small pieces of additional in-game content or enhancements to gameplay; and

•                  subscriptions to players in our World of Warcraft franchise, which provide continual access to the game content.

When control of the promised products and services is transferred to our customers, we recognize revenue in the amount that reflects the consideration we expect to receive in exchange for these products and services.

We determine revenue recognition by:

•                  identifying the contract, or contracts, with a customer;

•                  identifying the performance obligations in the contract;

•                  determining the transaction price;

•                  allocating the transaction price to performance obligations in the contract; and

•                  recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

Certain products are sold to customers with a “street date” (which is the earliest date these products may be sold by retailers). For these products, we recognize revenues on the later of the street date and the date the product is sold to our customer. For digital full-game downloads sold to customers, we recognize revenue when it is available for download or is activated for gameplay. Revenues are recorded net of taxes assessed by governmental authorities that are imposed at the time of the specific revenue-producing transaction between us and our customer, such as sales and value-added taxes.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment immediately upon purchase or within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to our customer and payment for that product or service will be one year or less.

Product Sales

Product sales consist of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) control of the products have been transferred to our customers and (2) underlying performance obligations have been satisfied.

Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and price protection are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the transaction price of our products and are reflected as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for distinct goods or services received, such as the appearance of our products in a customer’s national circular ad, are recorded as “Sales and marketing” expense when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the good or service.

Products with Online Functionality

For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as titles for the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality are distinct and separable. This evaluation is performed for each software product or product add-on, including downloadable content. If we determine that our software products contain a license of intellectual property separate from the online functionality, we consider market conditions and other observable inputs to estimate the transaction price for the license, since we do not generally sell the software license on a standalone basis. These arrangements may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

We recognize revenue for arrangements that include both a license of intellectual property and separate online functionality when control of the license transfers to our customers for the portion of the transaction price allocable to the license and ratably over the estimated service period for the portion of the transaction price allocable to the online functionality. Similarly, we defer a portion of the cost of revenues on these arrangements and recognize the costs as the related revenues are recognized. The cost of revenues that are deferred include product costs, distribution costs, and software royalties, amortization, and intellectual property licenses, and excludes intangible asset amortization.

Online Hosted Software Arrangements

For our online hosted software arrangements, such as titles for the Destiny, Overwatch, World of Warcraft, and Candy Crush franchises, substantially all gameplay and functionality are obtained through our continuous hosting of the game content for the player. Similar to our software products with online functionality, these arrangements may include other products and services, which often results in the recognition of additional performance obligations. Revenues related to online hosted software arrangements are generally recognized ratably over the estimated service period.

Subscription Arrangements

Subscription revenue arrangements are mostly derived from World of Warcraft, which is playable through Blizzard’s servers and is generally sold on a subscription-only basis. For World of Warcraft, after the first month of free usage that is included with the initial purchase of World of Warcraft software, the World of Warcraft end user may enter into a subscription agreement for additional future access. Revenues associated with the sales of subscriptions via initial software purchases and standalone subscriptions sales are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period as the performance obligations are satisfied.

Revenues attributable to the initial purchase of World of Warcraft software by our customers and related sales of expansion packs are classified as “Product sales,” whereas revenues attributable to subscriptions and other in-game revenues are classified as “Subscription, licensing, and other revenues.”

Licensing Revenues

In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to specified or unspecified future updates. Our estimate of the selling price is comprised of several factors including, but not limited to, prior selling prices, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach.  Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee when we transfer control of the upfront license of intellectual property and/or upon transfer of control of future specified updates and ratably over the contractual term in which we provide the customer with unspecified future updates. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee.

Other Revenues

Other revenues primarily include revenues from downloadable content (e.g., multi-player content packs), microtransactions, and licensing of intellectual property other than software to third-parties.

Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the sales of virtual goods directly are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either “consumable” or “durable”. Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and our performance obligation is satisfied, which is generally the estimated service period.

Revenues from the licensing of intellectual property other than software to third parties primarily include the licensing of our (1) brand, logo, or franchise to customers and (2) media content. Fixed fee payments from customers for the license of our brand or franchise are generally recognized over the license term. Fixed fee payments from customers for the license of our media content are generally recognized when control has transferred to the customer, which may be upfront or over time.

Significant Judgment around Revenue Arrangements with Multiple Deliverables

Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Certain of our games, such as titles in the Call of Duty franchise, may contain a license of our intellectual property to play the game offline, but also depend on a significant level of integration and interdependency with the online functionality. In these cases, significant judgment is required to determine whether this license of our intellectual property should be considered distinct and accounted for separately, or not distinct and accounted for together with the online functionality provided and recognized over time. Generally, for titles in which the software license is functional without the online functionality and a significant component of gameplay is available offline, we believe we have separate performance obligations for the license of the intellectual property and the online functionality.

Significant judgment is also required to determine the standalone selling price for each distinct performance obligation and to determine whether there is a discount that needs to be allocated based on the relative standalone selling price of the various products and services. To estimate the standalone selling price we consider market data, including our pricing strategies for the product being evaluated and other similar products we may offer, competitor pricing to the extent data is available, and costs to determine whether the estimated selling price yields an appropriate profit margin.

Estimated Service Period

We consider a variety of data points when determining the estimated service period for players of our games, including the weighted average number of days between players’ first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players’ first purchase date and last date played online. We also consider known online trends, the service periods of our previously released games, and, to the extent publicly available, the service periods of our competitors’ games that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of services to our customers, as it is the best representation of the time period during which our customers play our games. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current games are generally less than 12 months.

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft’s Xbox Games Store, Sony’s PSN, Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include, but are not limited to, the following:

•                  which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•                  which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via Apple App Store and Google Play Store, and we report revenues on a net basis (i.e. net of fees retained by the digital storefront) for sales arrangements via Microsoft’s Xbox Games Store and Sony’s PSN.

Contract Balances

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and record deferred revenue when cash payments are received or due in advance of our performance, even if amounts are refundable.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in our accounts receivable balance. In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers’ payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would affect management’s estimates in establishing our allowance for doubtful accounts.

Deferred revenue is comprised primarily of unearned revenue related to the sale of products with online functionality or online hosted arrangements. These sales are typically invoiced and collected on at the beginning of the contract period, and revenue is recognized ratably over the estimated service period. Deferred revenue also includes payments for: product sales pending delivery or activation; subscription revenues; licensing revenues with fixed minimum guarantees; and other revenues for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

Refer to Note 9 - Deferred revenue for further information, including changes in deferred revenue during the period.

Assets Recognized from the Costs to Obtain a Contract with a Customer

We apply the practical expedient to expense, as incurred, costs to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount or timing of cost recognition. Total capitalized costs to obtain a contract were immaterial as of March 31, 2018.

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

Significant management judgments and estimates with respect to potential future product returns and price protection related to current period product revenues must be made and used when establishing the allowance for returns and price protection in any accounting period. We estimate the amount of future returns and price protection for current period product revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer, and record revenue for the transferred products in the amount of consideration to which we expect to be entitled to. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title’s recent sell-through history (if available); marketing trade programs; and the performance of competing titles. The relative importance of these factors varies among titles depending upon, among other things, genre, platform, seasonality, and sales strategy.

Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title, the release in the same period of a similarly themed title by a competitor, or technological obsolescence due to the emergence of new hardware platforms. There may be material differences in the amount and timing of our revenues for any period if factors or market conditions change or if matters resolve in a manner that is inconsistent with management’s assumptions utilized in determining the allowances for returns and price protection.

Shipping and Handling

Shipping and handling costs consist primarily of packaging and transportation charges incurred to move finished goods to customers. We recognize all shipping and handling costs as an expense in “Cost of revenues-product costs,” including those incurred when control of the product has already transferred to the customer.

3.                                      Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Revenue Recognition

As noted in Note 2 above, we adopted the new revenue accounting standard effective January 1, 2018, utilizing the modified retrospective method. Additionally, we elected to apply the new revenue accounting standard only to contracts not completed as of the adoption date. For contracts that were modified before the period of adoption, we elected to reflect the aggregate effect of all modifications when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the new revenue accounting standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment recorded to our retained earnings was $88 million (see our condensed consolidated statements of changes in shareholders’ equity) and included the impact from the following adjustments to our condensed consolidated balance sheet at January 1, 2018 (amounts in millions):

Condensed Consolidated Balance Sheet:	Balance at December 31, 2017	Adjustments due to adoption of new revenue accounting standard	Balance at January 1, 2018
Assets
Accounts receivable, net	$918	$3	$921
Software development	367	(20)	347
Other current assets	476	(35)	441
Deferred income taxes, net	459	(32)	427
Other assets	440	4	444

Liabilities and Shareholders’ Equity
Deferred revenues	$1,929	$(194)	$1,735
Other liabilities	1,132	23	1,155
Shareholders’ equity	9,462	91	9,553

The most significant impacts of the new revenue accounting standard for us are:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period as previously required. This difference in accounting primarily impacted revenues from our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

•                  The accounting for certain of our software licensing arrangements. While the impacts of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

Adoption of the new revenue accounting standard impacted our condensed consolidated statement of operations for the three months ended March 31, 2018, and our condensed consolidated balance sheet as of March 31, 2018 as follows (in millions, except per share data):

	For the Three Months Ended March 31, 2018
Condensed Consolidated Statement of Operations:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Net revenues
Product sales	$720	$802	$(82)
Subscription, licensing, and other revenues	1,245	1,238	7
Total net revenues	1,965	2,040	(75)

Costs and expenses
Cost of revenues—product sales:
Product costs	162	176	(14)
Software royalties, amortization, and intellectual property licenses	146	153	(7)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	270	270	—
Software royalties, amortization, and intellectual property licenses	84	84	—
Product development	259	259	—
Sales and marketing	251	251	—
General and administrative	198	198	—
Total costs and expenses	1,370	1,391	(21)

Operating income	595	649	(54)
Interest and other expense (income), net	28	28	—
Income before income tax expense	567	621	(54)
Income tax expense	67	79	(12)
Net income	$500	$542	$(42)

Earnings per common share
Basic	$0.66	$0.71	$(0.05)
Diluted	$0.65	$0.70	$(0.05)

	At March 31. 2018
Condensed Consolidated Balance Sheet:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Assets
Accounts receivable, net	$431	$430	$1
Software development	298	310	(12)
Other current assets	422	444	(22)
Deferred income taxes, net	400	423	(23)
Other assets	458	455	3

Liabilities and Shareholders’ Equity
Deferred revenues	$1,204	$1,320	$(116)
Accrued expenses and other liabilities	1,551	1,553	(2)
Other liabilities	1,243	1,229	14
Shareholders’ equity	9,819	9,768	51

Adoption of the new revenue accounting standard had no impact to net cash from or used in operating, investing, or financing activities in our condensed consolidated statement of cash flows.

Financial Instruments

In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, among other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and to recognize any changes in fair value in net income. The new standard also simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity investments without readily determinable fair values (including disclosure requirements) is applied prospectively to equity investments that exist as of the date of adoption. We adopted the new standard during the first quarter of 2018 and it did not have a material impact on our condensed consolidated financial statements.

Statement of Cash Flows-Restricted Cash

In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with “Cash and cash equivalents” when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, and should be applied retrospectively. Early adoption is permitted.

We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

In our Annual Report on Form 10-K for the year ending December 31, 2018, there will be a significant impact to the consolidated statements of cash flows for 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash resulting from the transfer of cash into escrow at December 31, 2015 to facilitate the acquisition of King, and the subsequent release of that cash in 2016 to complete the acquisition. Under this new standard, the restricted cash balance will be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, will not be included as an investing activity in the statement of cash flows.

Derivatives and Hedging

In August 2017, the FASB issued new guidance related to the accounting for derivatives and hedging. The new guidance expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of a hedge’s effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We adopted the standard during the first quarter of 2018. The adoption of the standard did not have a material impact to our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented, with certain transition practical expedients available to provide relief in adopting the new standard. We are evaluating the impact of this new accounting guidance on our financial statements, but expect it to have a material impact to our consolidated balance sheet as a result of establishing lease liabilities and right-of-use assets for our operating leases. We do not plan to early adopt this new standard but do expect to elect and apply the available transition practical expedients upon adoption.

Goodwill

In January 2017, the FASB issued new guidance which eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

4.                                      Inventories, Net

Inventories, net, consist of the following (amounts in millions):

	At March 31, 2018	At December 31, 2017
Finished goods	$41	$45
Purchased parts and components	1	1
Inventories, net	$42	$46

At March 31, 2018 and December 31, 2017, inventory reserves were $32 million and $36 million, respectively.

5.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At March 31, 2018	At December 31, 2017
Internally-developed software costs	$258	$270
Payments made to third-party software developers	132	183
Total software development costs	$390	$453

As of March 31, 2018 and December 31, 2017, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017
Amortization of capitalized software development costs and intellectual property licenses	$152	$93

6.                                      Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At March 31, 2018
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(907)	$247
Developed software	2 - 5 years	601	(337)	264
Customer base	2 years	617	(617)	—
Trade names	7 - 10 years	54	(17)	37
Other	1 - 15 years	19	(13)	6
Total definite-lived intangible assets		$2,445	$(1,891)	$554

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$987

	At December 31, 2017
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(869)	$285
Developed software	2 - 5 years	601	(301)	300
Customer base	2 years	617	(573)	44
Trade names	7 - 10 years	54	(16)	38
Other	1 - 15 years	19	(13)	6
Total definite-lived intangible assets		$2,445	$(1,772)	$673

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,106

Amortization expense of our intangible assets was $119 million and $190 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2018 (remaining nine months)	$252
2019	210
2020	69
2021	12
2022	7
Thereafter	4
Total	$554

7.                                      Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2017	$6,898	$190	$2,675	$9,763
Other	1	—	—	1
Balance at March 31, 2018	$6,899	$190	$2,675	$9,764

8.                                      Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at March 31, 2018 Using
	As of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,934	$4,934	$—	$—	Cash and cash equivalents
Foreign government treasury bills	49	49	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	75	75	—	—	Other current assets
Foreign currency forward contracts not designated as hedges	3	—	3	—	Other current assets
Total recurring fair value measurements	$5,061	$5,058	$3	$—

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(22)	$—	$(22)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2017 Using
	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,405	$4,405	$—	$—	Cash and cash equivalents
Foreign government treasury bills	39	39	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	55	55	—	—	Other current assets
Total recurring fair value measurements	$4,499	$4,499	$—	$—

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of March 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$610	$(22)	$521	$(5)

At March 31, 2018, our Cash Flow Hedges have remaining maturities of 12 months or less. Additionally, approximately $5 million of net realized but unrecognized losses are recorded within “Accumulated other comprehensive income (loss)” at March 31, 2018 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$(10)	$6	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of March 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy Euro, Sell USD	$137	$3	$—	$—

For the three months ended March 31, 2017 and 2016, pre-tax net gains associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three months ended March 31, 2018 and 2017, there were no impairment charges related to assets that are measured on a non-recurring basis.

9.                                      Deferred revenue

We record deferred revenue when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance and ending balance of deferred revenues as of January 1, 2018 and March 31, 2018  was $1.8 billion and $1.2 billion, respectively, including our current and non-current balances. For the three months ended March 31, 2018, the additions to our deferred revenue balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenue balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the three months ended March 31, 2018, $1.1 billion of revenues were recognized that were included in the deferred revenue balance at the beginning of the period.

As of March 31, 2018, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $1.7 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize a significant majority of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

10.                               Debt

Credit Facilities

At December 31, 2017, we had outstanding term loans “A” of approximately $990 million (the “2017 TLA”) and $250 million available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement executed on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and at March 31, 2018, the 2017 TLA bore interest at 3.00% and had an outstanding balance of $990 million. We were in compliance with the terms of the Credit Agreement as of March 31, 2018.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details regarding the Credit Agreement, key terms, and amendments made to the Credit Agreement.

Unsecured Senior Notes

At March 31, 2018 and December 31, 2017, we had the following unsecured senior notes outstanding:

•                  $750 million of 6.125% unsecured senior notes due September 2023 that we issued on September 19, 2013 (the “2023 Notes”), in a private offering made in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”);

•                  $650 million of 2.3% unsecured senior notes due September 2021 (the “2021 Notes”) and $850 million of 3.4% unsecured senior notes due September 2026 (the “2026 Notes”) that we initially issued on September 19, 2016, in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act, and subsequently exchanged for publicly registered notes in June 2017; and

•                  $400 million of 2.6% unsecured senior notes due June 2022 (the “2022 Notes”), $400 million of 3.4% unsecured senior notes due June 2027 (the “2027 Notes”), and $400 million of 4.5% unsecured senior notes due June 2047 (the “2047 Notes”, and together with the 2021 Notes, the 2022 Notes, the 2023 Notes, the 2026 Notes, and the 2027 Notes, the “Notes”), that we issued on May 26, 2017, in a public underwritten offering.

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the 2017 TLA and Revolver described above. The Notes are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured. We were in compliance with the terms of the Notes as of March 31, 2018.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes, the 2023 Notes, and 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of March 31, 2018 and December 31, 2017, we had accrued interest payable of $16 million and $28 million, respectively, related to the Notes.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details regarding our key terms under our indentures that govern the Notes.

Interest Expense and Financing Costs

Fees and discounts associated with the issuance of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and are amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

For the three months ended March 31, 2018 and March 31, 2017, interest expense was $40 million and $35 million, respectively; amortization of the debt discount and deferred financing costs was $2 million and $7 million, respectively; and commitment fees for the Revolver were not material.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(7)	$983
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(48)	$4,392

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(50)	$4,390

As of March 31, 2018, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2018 (remaining nine months)	$—
2019	—
2020	—
2021	1,640
2022	400
Thereafter	2,400
Total	$4,440

On February 1, 2018, our Board of Directors authorized repayments of up to $1.8 billion of the company’s outstanding debt during 2018. The determination as to if and when we make any such repayment will be dependent on market conditions and other factors.

Using Level 2 inputs (i.e., observable market prices in less-than-active markets) at March 31, 2018, with the exception of the 2023 Notes, the carrying values of our debt instruments approximated their fair values, as the interest rates were similar to current rates at which we could borrow funds over the selected interest periods. At March 31, 2018, based on Level 2 inputs, the fair value of the 2023 Notes was $785 million.

Using Level 2 inputs at December 31, 2017, with the exception of the 2023 Notes and the 2047 Notes, the carrying values of our debt instruments approximated their fair values. At December 31, 2017, based on Level 2 inputs, the fair values of the 2023 Notes and the 2047 Notes were $795 million and $421 million, respectively.

11.          Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Three Months Ended March 31, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2017	$(623)	$(15)	$—	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	1	(22)	(3)	(24)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	10	—	10
Balance at March 31, 2018	$(619)	$(27)	$(3)	$(649)

	For the Three Months Ended March 31, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2016	$(659)	$29	$1	$(629)
Other comprehensive income (loss) before reclassifications	3	(9)	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	16	(6)	—	10
Balance at March 31, 2017	$(640)	$14	$1	$(625)

Income taxes were not provided for foreign currency translation items, as these are considered indefinite investments in non-U.S. subsidiaries. Due to the Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”), we are re-evaluating our indefinite reinvestment assertions, but we have not yet completed this evaluation. In accordance with SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), we intend to complete this evaluation during the measurement period, which can be up to one year, and will record adjustments, if any, during this measurement period.

12.          Operating Segments and Geographic Region

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

Information on the reportable segments net revenues and segment operating income are presented below (amounts in millions):

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$312	$479	$534	$1,325
Intersegment net revenues (1)	—	1	—	1
Segment net revenues	$312	$480	$534	$1,326

Segment operating income	$92	$122	$191	$405

	Three Months Ended March 31, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$215	$443	$474	$1,132
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$215	$443	$474	$1,132

Segment operating income	$24	$159	$166	$349

(1)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended March 31,
	2018	2017
Reconciliation to consolidated net revenues:
Segment net revenues	$1,326	$1,132
Revenues from other segments (1)	59	64
Net effect from recognition (deferral) of deferred net revenues	581	530
Elimination of intersegment revenues (2)	(1)	—
Consolidated net revenues	$1,965	$1,726

Reconciliation to consolidated income before income tax expense:
Segment operating income	$405	$349
Operating (loss) income from other segments (1)	(11)	2
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	373	396
Share-based compensation expense	(53)	(33)
Amortization of intangible assets	(119)	(190)
Fees and other expenses related to the acquisition of King (3)	—	(4)
Restructuring costs (4)	—	(11)
Other non-cash charges (5)	—	(16)
Consolidated operating income	595	493
Interest and other expense (income), net	28	40
Consolidated income before income tax expense	$567	$453

(1)                                 Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)                                 Intersegment revenues reflect licensing and service fees charged between segments.

(3)                                 Reflects fees and other expenses, such as legal, banking, and professional services fees, related to the acquisition of King and associated integration activities, inclusive of related debt financings.

(4)                                 Reflects restructuring charges, primarily severance costs.

(5)                                 Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

Due to requirements from our adoption of the new revenue accounting standard discussed in Note 2, net revenues by distribution channel for the three months ended March 31, 2018, include a reconciliation to our segment revenues as disclosed for each of our reportable segments above. Net revenues by distribution channel were as follows (amounts in millions):

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$476	$455	$533	$—	$(1)	$1,463
Retail channels	396	13	—	—	—	409
Other (2)	—	40	—	53	—	93
Total consolidated net revenues	$872	$508	$533	$53	$(1)	$1,965

Change in deferred revenues:
Digital online channels (1)	$(232)	$(27)	$1	$—	$—	$(258)
Retail channels	(328)	(2)	—	—	—	(330)
Other (2)	—	1	—	6	—	7
Total change in deferred revenues	$(560)	$(28)	$1	$6	$—	$(581)

Segment net revenues:
Digital online channels (1)	$244	$428	$534	$—	$(1)	$1,205
Retail channels	68	11	—	—	—	79
Other (2)	—	41	—	59	—	100
Total segment net revenues	$312	$480	$534	$59	$(1)	$1,384

Net revenues by distribution channel for the three months ended March 31, 2017, were as follows (amounts in millions):

Three Months Ended March 31, 2017
Net revenues by distribution channel:
Digital online channels (1)	$1,386
Retail channels	270
Other (2)	70
Total consolidated net revenues	$1,726

(1)                                 Include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)                                 Include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2018, were as follows (amounts in millions):

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$510	$234	$322	$—	$(1)	$1,065
EMEA (1)	305	169	160	53	—	687
Asia Pacific	57	105	51	—	—	213
Total consolidated net revenues	$872	$508	$533	$53	$(1)	$1,965

Change in deferred revenues:
Americas	$(328)	$(6)	$1	$—	$—	$(333)
EMEA (1)	(198)	(8)	—	6	—	(200)
Asia Pacific	(34)	(14)	—	—	—	(48)
Total change in deferred revenues	$(560)	$(28)	$1	$6	$—	$(581)

Segment net revenues:
Americas	$182	$228	$323	$—	$(1)	$732
EMEA (1)	107	161	160	59	—	487
Asia Pacific	23	91	51	—	—	165
Total segment net revenues	$312	$480	$534	$59	$(1)	$1,384

Net revenues by geographic region for the three months ended March 31, 2017, were as follows (amounts in millions):

Three Months Ended March 31, 2017
Net revenues by geographic region:
Americas	$929
EMEA (1)	554
Asia Pacific	243
Total consolidated net revenues	$1,726

(1)           Consists of the Europe, Middle East, and Africa geographic regions.

(2)           Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 47% of consolidated net revenues for both the three months ended March 31, 2018 and 2017. The Company’s net revenues in the U.K. were 11% and 10% of consolidated net revenues for the three months ended March 31, 2018 and 2017, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended March 31, 2018 or 2017.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2018, were as follows (amounts in millions):

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$769	$48	$—	$—	$—	$817
PC	99	378	43	—	(1)	519
Mobile and ancillary (1)	4	42	490	—	—	536
Other (2)	—	40	—	53	—	93
Total consolidated net revenues	$872	$508	$533	$53	$(1)	$1,965

Change in deferred revenues:
Console	$(491)	$(19)	$—	$—	$—	$(510)
PC	(69)	—	—	—	—	(69)
Mobile and ancillary (1)	—	(10)	1	—	—	(9)
Other (2)	—	1	—	6	—	7
Total change in deferred revenues	$(560)	$(28)	$1	$6	$—	$(581)

Segment net revenues:
Console	$278	$29	$—	$—	$—	$307
PC	30	378	43	—	(1)	450
Mobile and ancillary (1)	4	32	491	—	—	527
Other (2)	—	41	—	59	—	100
Total segment net revenues	$312	$480	$534	$59	$(1)	$1,384

Net revenues by platform for the three months ended March 31, 2017, were as follows (amounts in millions):

Three Months Ended March 31, 2017
Net revenues by platform:
Console	$615
PC	566
Mobile and ancillary (1)	475
Other (2)	70
Total consolidated net revenues	$1,726

(1)                                 Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders® franchise and other physical merchandise and accessories.

(2)                                 Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At March 31, 2018	At December 31, 2017
Long-lived assets (1) by geographic region:
Americas	$192	$197
EMEA	73	75
Asia Pacific	21	22
Total long-lived assets by geographic region	$286	$294

(1)                                 The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

13.                               Income Taxes

We account for our provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes represents federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates that apply to our foreign income (including U.S. tax on foreign income), research and development credits, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction (including changes in the mix of income by tax jurisdiction); changes in enacted tax laws and regulations, and interpretations thereof, including with respect of tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries.

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enables companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete. During the fourth quarter of 2017, we recorded provisional amounts for the effects of the U.S. Tax Reform Act in accordance with SAB 118. We continue to analyze the effects of the U.S. Tax Reform Act on our condensed consolidated financial statements. Accounting for the income tax effects of the U.S. Tax Reform Act requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation. We may make adjustments to the provisional amounts as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.  During the three months ended March 31, 2018, there were no changes made to the provisional amounts that were recorded during the fourth quarter of 2017.

Additionally, we continue to evaluate the ongoing impacts of the U.S. Tax Reform Act, including provisions impacting certain foreign income, such as a tax on global intangible low-taxed income of foreign subsidiaries (“GILTI”) and a deduction for foreign derived intangible income (“FDII”). These provisions are complex and subject to continuing regulatory interpretation by the Internal Revenue Service (“IRS”). While we have included an estimate of GILTI and FDII in our estimated effective tax rate for 2018, we may make adjustments as we interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

The income tax expense of $67 million for the three months ended March 31, 2018, reflects an effective tax rate of 12%, which is higher than the effective tax rate of 6% for the three months ended March 31, 2017. The increase is due to a lower excess tax benefit from share-based payments, partially offset by the impact of new provisions in the U.S. Tax Reform Act, including the reduction of the U.S. corporate income tax rate and the impact of FDII net of GILTI.

The effective tax rate of 12% for the three months ended March 31, 2018, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits.

Activision Blizzard’s tax years 2009 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject. The IRS is currently examining the Company’s federal tax returns for the 2009 through 2011 tax years, and during February 2018, the Company was notified that our tax returns for 2012 through 2016 tax years will also be subject to examination. The Company also has several state and non-U.S. audits pending, including the French audit discussed below. In addition, as part of purchase price accounting for the acquisition of King, the Company assumed $74 million of uncertain tax positions primarily related to the transfer pricing on King tax years occurring prior to the acquisition of King. The Company is currently in negotiations with the relevant jurisdictions and taxing authorities with respect to King’s transfer pricing, which could result in a different allocation of profits and losses between the relevant jurisdictions.

On December 28, 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million ($680 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and. if necessary, judicial remedies. While we believe our tax provisions at March 31, 2018 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

In addition, certain of our subsidiaries are under examination or investigation, or may be subject to examination or investigation, by tax authorities in various jurisdictions. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. Such proceedings may have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the period or periods in which the matters are resolved or in which appropriate tax provisions are taken into account in our financial statements. If we were to receive a materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

We regularly assess the likelihood of adverse outcomes resulting from these examinations and monitor the progress of ongoing discussions with tax authorities in determining the appropriateness of our tax provisions. The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations, except as noted above.

14.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Consolidated net income	$500	$426

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	759	749
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	11	12
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	770	761

Basic earnings per common share	$0.66	$0.57
Diluted earnings per common share	$0.65	$0.56

The vesting of certain of our employee-related restricted stock units and options is contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 6 million and 9 million shares are not included in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, as their respective performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, approximately 2 million and 5 million options to acquire shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2018 and March 31, 2017, respectively, as the effect of their inclusion would be anti-dilutive.

15.                               Capital Transactions

Repurchase Program

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of March 31, 2018, we have not repurchased any shares under this program.

Dividends

On February 1, 2018, our Board of Directors approved a cash dividend of $0.34 per common share. Such dividend is payable on May 9, 2018, to shareholders of record at the close of business on March 30, 2018. We have recorded $259 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2018.

On February 2, 2017, our Board of Directors approved a cash dividend of $0.30 per common share. On May 10, 2017, we made an aggregate cash dividend payment of $226 million to shareholders of record at the close of business on March 30, 2017. On May 26, 2017, we made related dividend equivalent payments of less than $1 million to certain holders of restricted stock units.

16.                               Commitments and Contingencies

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”), and mobile devices. We also operate esports events and leagues and create film and television content based on our intellectual property. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination (the “Business Combination”) by and among the Company (then known as Activision, Inc.), Vivendi S.A. (“Vivendi”), and Vivendi Games, Inc. (“Vivendi Games”), then an indirect wholly-owned subsidiary of Vivendi, we were renamed Activision Blizzard, Inc.

The common stock of Activision Blizzard is traded on The Nasdaq Stock Market under the ticker symbol “ATVI.”

Our Segments

As part of the continued implementation of our esports strategy, we instituted changes to our internal organization and reporting structure during 2017 such that the Major League Gaming (“MLG”) business operates as a division of Blizzard Entertainment, Inc. (“Blizzard”). Commencing with the second quarter of 2017, MLG, which was previously a separate operating segment, became a component of the Blizzard operating segment. MLG is responsible for the operations of the Overwatch League™, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

Based on our organizational structure, we conduct our business through three reportable segments, as follows:

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

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; and Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for the console and PC platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content, along with Activision’s Destiny 2 PC content, online social connectivity, and the creation of user-generated content. As noted above, Blizzard also includes the activities of our MLG business, which is responsible for the operations of the Overwatch League, along with other esports events, and will also continue to serve as a multi-platform network for other Activision Blizzard esports content.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for PC; StarCraft®, a real-time strategy franchise for the PC; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for PC; and Overwatch®, a team-based first-person shooter for the PC and console platforms.

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play, however, players can acquire in-game items, either with virtual currency the players purchase or directly using real currency.

King’s key product franchises, all of which are for the mobile and PC platforms, include: Candy Crush™, which features “match three” games; Farm Heroes™, which also features “match three” games; and Bubble Witch™, which features “bubble shooter” games.

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

Business Results and Highlights

Financial Results

The Company’s financial results for 2018 are presented in accordance with a new revenue accounting standard that was adopted in the first quarter of 2018. Prior period results have not been restated to reflect this change in accounting standards. Further information about our adoption of the new standard is provided in Notes 2 and 3 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2018:

•                  consolidated net revenues increased 14% to $1.97 billion, while consolidated operating income increased 21% to $595 million, as compared to consolidated net revenues of $1.73 billion and consolidated operating income of $493 million for the three months ended March 31, 2017;

•                  revenues from digital online channels were $1.46 billion, or 74% of consolidated net revenues, as compared to $1.39 billion, or 80% of consolidated net revenues, for the three months ended March 31, 2017;

•                  operating margin was 30.3%, as compared with 28.6% for the three months ended March 31, 2017;

•                  cash flows from operating activities were $529 million, an increase of 29%, as compared to $411 million for the three months ended March 31, 2017;

•                  consolidated net income increased 17% to $500 million, as compared to $426 million for the three months ended March 31, 2017; and

•                  diluted earnings per common share increased 16% to $0.65, as compared to $0.56 for the three months ended March 31, 2017.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended March 31, 2018, include a net effect of $581 million and $373 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Content Release and Event Highlights

During the three months ended March 31, 2018, Activision released The Resistance, the first downloadable content pack for Call of Duty: WWII. Additionally, the Overwatch League, the first major global professional esports league with city-based teams, started its inaugural regular season in January 2018. The Overwatch League had more than 10 million unique viewers in its first week.

Operating Metrics

The following operating metrics are key performance indicators that we use to evaluate our business.

Net Bookings

We monitor net bookings as a key operating metric in evaluating the performance of our business. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period, and includes license fees, merchandise, and publisher incentives, among others. Net bookings is equal to net revenues excluding the impact from deferrals. Net bookings were as follows (amounts in millions):

	For the Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Net bookings	$1,384	$1,196	$188

The increase in net bookings was primarily due to:

•                  higher net bookings from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare Remastered), the comparable 2016 title;

•                  higher net bookings from the Candy Crush franchise due to increased monetization, primarily through in-game events and features; and

•                  higher net bookings from World of Warcraft, primarily due to net bookings associated with in-game content, such as the character level boost, delivered to customers upon pre-purchase of World of Warcraft: Battle for AzerothTM.

The increase was partially offset by lower net bookings from Overwatch, which was released in May 2016.

Monthly Active Users

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

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Activision	51	55	49	47	48	51
Blizzard	38	40	42	46	41	41
King	285	290	293	314	342	355
Total	374	385	384	407	431	447

Average MAUs decreased by 11 million, or 3%, for the three months ended March 31, 2018, as compared to the three months ended December 31, 2017. The decrease in King’s average MAUs is due to minor decreases across franchises and less engaged users leaving the network. The decrease in Activision’s average MAUs is due primarily to lower MAUs for Destiny 2.

Average MAUs decreased by 57 million, or 13%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease in King’s average MAUs is due to decreases across King’s franchises that are largely attributable to the maturity of King’s titles and less engaged users leaving the network.

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

Further, the wide adoption of smart phones globally and the free-to-play business model on those platforms has increased the total addressable market for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than console and PC gaming and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment from, our franchises.

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

As part of our efforts to take advantage of the esports opportunity, during 2017 we completed the sale of 12 teams for the Overwatch League, the first major global professional esports league with city-based teams, and the inaugural season is underway.

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

The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. The top 10 console franchises in 2017 were all established franchises. Similarly, according to U.S. rankings for the Apple App Store and Google Play store per App Annie Intelligence, as of December 2017, the top 10 mobile games have an average tenure of 22 months.

In addition to investing in, and developing sequels and content for, our top franchises, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. In 2014, we released Hearthstone and Destiny, in 2015, we released Heroes of the Storm, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence in the mobile market, on February 23, 2016, we completed the acquisition of King.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues (amounts in millions):

	For the Three Months Ended March 31,
	2018		2017
Net revenues
Product sales	$720	37%	$509	29%
Subscription, licensing, and other revenues	1,245	63	1,217	71
Total net revenues	1,965	100	1,726	100

Costs and expenses:
Cost of revenues—product sales:
Product costs	162	23	143	28
Software royalties, amortization, and intellectual property licenses	146	20	88	17
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	270	22	232	19
Software royalties, amortization, and intellectual property licenses	84	7	122	10
Product development	259	13	225	13
Sales and marketing	251	13	246	14
General and administrative	198	10	177	10
Total costs and expenses	1,370	70	1,233	71

Operating income	595	30	493	29
Interest and other expense (income), net	28	1	40	3
Income before income tax expense	567	29	453	26
Income tax expense	67	3	27	1
Net income	$500	25%	$426	25%

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017	Increase (decrease)	% Change
Consolidated net revenues	$1,965	$1,726	$239	14%
Net effect from recognition (deferral) of deferred net revenues	581	530	51

Consolidated Net Revenues

The increase in consolidated net revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues recognized from Activision of $290 million, primarily due to (1) higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016 and (2) higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title, partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title; and

•                  higher revenues from King of $68 million, primarily driven by the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

The increase was partially offset by lower revenues recognized from Blizzard of $103 million, primarily due to (1) lower revenues recognized from Overwatch, which was released in May 2016, and (2) lower revenues recognized from World of Warcraft, driven by the release of World of Warcraft: LegionTM in August 2016, with no comparable release in 2017.

Change in Deferred Revenues Recognized

The increase in net deferred revenues recognized for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher net deferred revenues recognized for Activision of $193 million, primarily due to higher net deferred revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016.

The increase was partially offset by lower net deferred revenues recognized from Blizzard of $140 million, primarily due to a net deferral of revenues for World of Warcraft, driven by revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for Azeroth in the first quarter of 2018 being deferred and recognized over an estimated service period, as compared to net deferred revenues recognized in the prior period from World of Warcraft: Legion, which was released in August 2016.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $110 million on Activision Blizzard’s consolidated net revenues for the three months ended March 31, 2018, as compared to net revenues for the three months ended March 31, 2017. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Our operating segments are also consistent with our internal organization structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments. As discussed in the “Business Overview” above, commencing with the second quarter of 2017, we made changes to our operating segments which reflect the changes in our organization and reporting structure. Our MLG business, which was previously included in the non-reportable “Other segments,” is now presented within the Blizzard reportable segment. Prior period amounts have been revised to reflect this change. This change had no impact on consolidated net revenues or operating income.

Information on the reportable segments net revenues and segment operating income are presented below (amounts in millions):

	Three Months Ended March 31, 2018				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$312	$479	$534	$1,325	$97	$36	$60	$193
Intersegment net revenues (1)	—	1	—	1	—	1	—	1
Segment net revenues	$312	$480	$534	$1,326	$97	$37	$60	$194

Segment operating income	$92	$122	$191	$405	$68	$(37)	$25	$56

	Three Months Ended March 31, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$215	$443	$474	$1,132
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$215	$443	$474	$1,132

Segment operating income	$24	$159	$166	$349

(1)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017
Reconciliation to consolidated net revenues:
Segment net revenues	$1,326	$1,132
Revenues from other segments (1)	59	64
Net effect from recognition (deferral) of deferred net revenues	581	530
Elimination of intersegment revenues (2)	(1)	—
Consolidated net revenues	$1,965	$1,726

Reconciliation to consolidated income before income tax expense:
Segment operating income	$405	$349
Operating (loss) income from other segments (1)	(11)	2
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	373	396
Share-based compensation expense	(53)	(33)
Amortization of intangible assets	(119)	(190)
Fees and other expenses related to the acquisition of King	—	(4)
Restructuring costs	—	(11)
Other non-cash charges	—	(16)
Consolidated operating income	595	493
Interest and other expense (income), net	28	40
Consolidated income before income tax expense	$567	$453

(1)                                 Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Segment Net Revenues

Activision

The increase in Activision’s net revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title;

•                  revenues from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases; and

•                  revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017.

The increase was partially offset by:

•                  lower revenues from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title; and

•                  lower revenues from the Skylanders franchise, as the last title release was in 2016.

Blizzard

The increase in Blizzard’s net revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues from World of Warcraft, primarily due to revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for Azeroth; and

•                  revenues from the Overwatch League, which started its inaugural regular season in January 2018.

The increase was partially offset by lower revenues from Overwatch, which was released in May 2016.

King

The increase in King’s net revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher revenues from the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

Segment Income from Operations

Activision

The increase in Activision’s operating income for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to the higher revenues, as discussed above, and lower product costs from lower sales of our previously released titles for the Skylanders and Guitar Hero franchises, which typically had higher product costs per unit due to the included physical items (i.e. toys and guitars). This was partially offset by higher personnel and external developer costs to support existing and upcoming title releases.

Blizzard

The decrease in Blizzard’s operating income for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to costs incurred to operate and market new business initiatives and higher personnel costs to support Blizzard’s overall business. This was partially offset by higher capitalization of software development costs due to the timing of the game development cycle.

King

The increase in King’s operating income for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to the higher revenues, as discussed above. The increase was partially offset by higher software development costs.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $72 million on reportable segment net revenues for the three months ended March 31, 2018, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017	Increase (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,463	$1,386	$77
Retail channels	409	270	139
Other (2)	93	70	23
Total consolidated net revenues	$1,965	$1,726	$239

(1)                                 Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)                                 Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016;

•                  higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game events and features; and

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title.

The increase was partially offset by:

•                  lower revenues recognized from Overwatch, which was released in May 2016;

•                  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title; and

•                  lower revenues recognized from World of Warcraft, driven by the release of World of Warcraft: LegionTM in August 2016, with no comparable release in 2017.

Retail Channel Net Revenues

The increase in net revenues from retail channels for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title; and

•                  higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016.

The increase was partially offset by:

•                  lower revenues from the Skylanders franchise, as the last title release was in 2016; and

•                  lower revenues recognized from Overwatch, which was released in May 2016.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017	Increase (decrease)
Net revenues by geographic region:
Americas	$1,065	$929	$136
EMEA (1)	687	554	133
Asia Pacific	213	243	(30)
Consolidated net revenues	$1,965	$1,726	$239

(1)                                 Consists of the Europe, Middle East, and Africa geographic regions.

Americas

The increase in net revenues from the Americas region for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016;

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title; and

•                  higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game events and features.

The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

EMEA

The increase in net revenues in the EMEA region for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title;

•                  higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016; and

•                  higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game events and features.

Asia Pacific

The decrease in net revenues in the Asia Pacific region for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to lower revenues recognized from Overwatch, which was released in May 2016. The decrease was partially offset by higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Net revenues by platform:
Console	$817	$615	$202
PC	519	566	(47)
Mobile and ancillary (1)	536	475	61
Other (2)	93	70	23
Total consolidated net revenues	$1,965	$1,726	$239

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

Console

The increase in net revenues from the console platform for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title;

•                  higher revenues recognized from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable release in 2016; and

•                  higher revenues recognized from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases.

The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

PC

The decrease in net revenues from the PC platform for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  lower revenues recognized from Overwatch, which was released in May 2016; and

•                  lower revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2017.

The decrease was partially offset by revenues recognized for Destiny 2, which was released on the PC platform in October 2017, with no comparable release in 2016.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher revenues from the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

Costs and Expenses

Cost of Revenues

The following table detail the components of cost of revenues in dollars and as a percentage of associated net revenues (amounts in millions):

	Three Months Ended March 31, 2018	% of associated net revenues	Three Months Ended March 31, 2017	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$162	23%	$143	28%	$19
Software royalties, amortization, and intellectual property licenses	146	20	88	17	58
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	270	22	232	19	38
Software royalties, amortization, and intellectual property licenses	84	7	122	10	(38)
Total cost of revenues	$662	34%	$585	34%	$77

Cost of Revenues—Product Sales:

The increase in product costs for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher product costs of $18 million driven by the increase in product sales associated with the Call of Duty and Destiny franchises, partially offset by lower product costs from lower sales of our previously-released titles for the Skylanders and Guitar Hero franchises, which typically had higher product costs per unit due to the included physical items (i.e. toys and guitars).

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher software amortization and royalties from Activision of $68 million, driven by the Destiny franchise, primarily due to the release of Destiny 2 in September 2017, partially offset by lower software amortization associated with Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

The increase in game operations and distribution costs for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to:

•                  higher digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms) of $20 million, primarily associated with the increase in our mobile revenues; and

•                  higher personnel, facilities, and equipment costs of $16 million associated with our online games and broadcasting operations.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to a decrease of $37 million in the amount of amortization associated with internally-developed franchise intangible assets acquired in the acquisition of King.

Product Development (amounts in millions)

	March 31, 2018	% of consolidated net revenues	March 31, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$259	13%	$225	13%	$34

The increase in product development costs for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to a $59 million increase in personnel and external developer costs to support existing and upcoming title releases. The increase was partially offset by higher capitalization of software development costs of $25 million due to the timing of the game development cycle.

Sales and Marketing (amounts in millions)

	March 31, 2018	% of consolidated net revenues	March 31, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$251	13%	$246	14%	$5

Sales and marketing expenses for the three months ended March 31, 2018, were comparable to the three months ended March 31, 2017, primarily due to a $39 million increase in marketing spending and personnel costs, primarily associated with the Candy Crush franchise and the Overwatch League, which started its inaugural regular season in January 2018, partially offset by marketing for the Bubble Witch franchise, as Bubble Witch 3 Saga was released during the first quarter of 2017, with no comparable release in 2018. The increase was partially offset by a $33 million decrease in amortization associated with the customer base intangible asset acquired in the acquisition of King, as the asset was fully amortized during the period.

General and Administrative (amounts in millions)

	March 31, 2018	% of consolidated net revenues	March 31, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$198	10%	$177	10%	$21

The increase in general and administrative expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to a $33 million increase in personnel costs, including stock-based compensation expense, facilities costs, and professional fees, to support the growth of our business and adjacent areas of opportunity. The increase was partially offset by the inclusion of non-cash accounting charge of $16 million in 2017 to reclassify certain losses included in our cumulative translation adjustments into earnings due to the substantial liquidation of certain of our foreign entities, for which there was no comparable activity in 2018.

Interest and Other Expense (Income), Net (amounts in millions)

	March 31, 2018	% of consolidated net revenues	March 31, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$28	1%	$40	3%	$(12)

The decrease in interest and other expense (income), net, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher interest income of $11 million from our cash and cash equivalents as compared to the prior period.

Income Tax Expense (amounts in millions)

	March 31, 2018	% of pretax income	March 31, 2017	% of pretax income	Increase (Decrease)
Three Months Ended	$67	12%	$27	6%	$40

The income tax expense of $67 million for the three months ended March 31, 2018, reflects an effective tax rate of 12%, which is higher than the effective tax rate of 6% for the three months ended March 31, 2017. The increase is due to a lower excess tax benefit from share-based payments, partially offset by the impact of new provisions in the Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”), including the reduction of the U.S. corporate income tax rate and the impact of foreign derived intangible income (“FDII”) net of the tax on global intangible low-taxed income of foreign subsidiaries (“GILTI”).

The effective tax rate of 12% for the three months ended March 31, 2018, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower statutory rates, the recognition of excess tax benefits from share-based payments, and the recognition of federal and California research and development credits.

On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries.

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enables companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete. During the fourth quarter of 2017, we recorded provisional amounts for the effects of the U.S. Tax Reform Act in accordance with SAB 118. Accounting for the income tax effects of the U.S. Tax Reform Act requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation. We may make adjustments to the provisional amounts as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.  During the three months ended March 31, 2018, there were no changes made to the provisional amounts that were recorded during the fourth quarter of 2017.  We will continue to analyze the effects of the U.S. Tax Reform Act on our condensed consolidated financial statements.

We continue to evaluate the impact of the U.S. Tax Reform Act, including provisions impacting certain foreign income, such as GILTI and a deduction for FDII. These provisions are complex and subject to continuing regulatory interpretation by the IRS.  While we have included an estimate of GILTI and FDII in our estimated effective tax rate for 2018, we may make adjustments as we interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates that apply to our foreign income (including U.S. tax on foreign income), research and development credits, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction (including changes in the mix of income by tax jurisdiction); changes in enacted tax laws and regulations, and interpretations thereof, including with respect of tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

Further information about our income taxes is provided in Note 13 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $5.3 billion, our access to capital, and the availability of our $250 million revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of March 31, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.4 billion, as compared to $3.0 billion as of December 31, 2017. Following the enactment of the U.S. Tax Reform Act and the current period expense on unrepatriated earnings, we no longer consider these available cash balances, which primarily relate to undistributed earnings of our most significant foreign subsidiaries, to be indefinitely reinvested.

Our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by weekly sales, which are generally highest in the fourth quarter due to seasonal and holiday-related sales patterns. We consider, on a continuing basis, various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, share repurchases, and other structural changes. These transactions may result in future cash proceeds or payments.

Sources of Liquidity (amounts in millions)

	March 31, 2018	December 31, 2017	Increase (Decrease)
Cash and cash equivalents	$5,217	$4,713	$504
Short-term investments	81	62	19
	$5,298	$4,775	$523
Percentage of total assets	29%	26%

	For the Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$529	$411	$118
Net cash used in investing activities	(51)	(27)	(24)
Net cash (used in) provided by financing activities	8	(404)	412
Effect of foreign exchange rate changes	18	19	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash	$504	$(1)	$505

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

Net cash provided by operating activities for the three months ended March 31, 2018, was $529 million, as compared to $411 million for the three months ended March 31, 2017. The increase was primarily due to higher net income in the first quarter of 2018, as compared to the first quarter of 2017, along with larger adjustments to net income for non-cash charges, primarily associated with deferred income taxes. The increase was partially offset by changes in our working capital due to the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the three months ended March 31, 2018, was $51 million, as compared net cash used in investing activities of $27 million for the three months ended March 31, 2017. The increase in the cash used in investing activities was primarily due to:

•                  purchases of available-for-sale investments of $20 million for the three months ended March 31, 2018, with no comparable transaction in the prior period; and

•                  capital expenditures of $31 million for the three months ended March 31, 2018, as compared to $21 million for the three months ended March 31, 2017.

Net Cash (Used in) Provided by Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash provided by financing activities for the three months ended March 31, 2018, was $8 million, as compared to net cash used in financing activities of $404 million for the three months ended March 31, 2017. The change was primarily attributed to our debt financing activities in the prior year. For the three months ended March 31, 2017, we had net debt repayments of $500 million, with no comparable repayment activity for the three months ended March 31, 2018. This impact was partially offset by lower proceeds from stock option exercises and higher tax payments made for net share settlements on restricted stock units of $47 million and $39 million, respectively, for the three months ended March 31, 2018, as compared to $109 million and $13 million, respectively, for the three months ended March 31, 2017.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $18 million and a positive impact of $19 million on our cash and cash equivalents for the three months ended March 31, 2018 and 2017, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

As of both March 31, 2018 and December 31, 2017, our total outstanding debt was $4.4 billion, bearing interest at a weighted average rate of 3.64% and 3.58%, respectively. During the three months ended March 31, 2018, there was no activity associated with our debt instruments except for normal recurring interest payments.

On February 1, 2018, our Board of Directors authorized repayments of up to $1.8 billion of the company’s outstanding debt during 2018. The determination as to if and when we make any such repayment will be dependent on market conditions and other factors.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(7)	$983
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(48)	$4,392

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(50)	$4,390

Refer to Note 10 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 1, 2018, our Board of Directors approved a cash dividend of $0.34 per common share. Such dividend is payable on May 9, 2018, to shareholders of record at the close of business on March 30, 2018. We have recorded $259 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2018.

Capital Expenditures

For the year ending December 31, 2018, we anticipate total capital expenditures of approximately $140 million, primarily for leasehold improvements, computer hardware, and software purchases. During the three months ended March 31, 2018, capital expenditures were $31 million.

Off-Balance Sheet Arrangements

At March 31, 2018 and December 31, 2017, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•                  Revenue Recognition;

•                  Allowances for Returns and Price Protection;

•                  Software Development Costs;

•                  Income Taxes;

•                  Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets); and

•                  Share-Based Payments.

During the three months ended March 31, 2018, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of Accounting Standards Codification (ASC) 606: Revenue from Contracts with Customers. Refer to Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding our updated revenue recognition accounting policies and see “Recently Issued Accounting Pronouncements” below for financial statement impact as a result of our adoption the new standard. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, for a more complete discussion of our other critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Below are recently issued accounting pronouncements that were most significant to our accounting policy activities. For a detailed discussion of all relevant recently issued accounting pronouncements, see Note 3 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

Revenue Recognition

As discussed in Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, in May 2014, the FASB issued new accounting guidance related to revenue recognition and on January 1, 2018, we adopted the new accounting standard and related amendments (the “new revenue accounting standard”), utilizing the modified retrospective method. Additionally, we elected to apply the new revenue accounting standard only to contracts not completed as of the adoption date. For contracts that were modified before the period of adoption, we elected to reflect the aggregate effect of all modifications when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the new revenue accounting standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment recorded to our retained earnings at January 1, 2018 was $88 million.

The most significant impacts of the new revenue accounting standard for us are:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period, as previously required. This difference in accounting primarily impacted revenues from our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

•                  The accounting for certain of our software licensing arrangements. While the impacts of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

For additional discussion regarding the impact of our adoption of the new revenue accounting standard, including the impacts to our condensed consolidated balance sheet and statement of operations, see Note 3 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Statement of Cash Flows-Restricted Cash

In November 2016, the FASB issued new guidance related to the classification of restricted cash in the statement of cash flows. The new standard requires that a statement of cash flows explain any change during the period in total cash, cash equivalents, and restricted cash. Therefore, restricted cash will be included with “Cash and cash equivalents” when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, and should be applied retrospectively. Early adoption is permitted.

We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

In our Annual Report on Form 10-K for the year ending December 31, 2018, there will be a significant impact to the consolidated statements of cash flows for 2016, as this period includes, as an investing activity, the $3.6 billion movement in restricted cash resulting from the transfer of cash into escrow at December 31, 2015 to facilitate the acquisition of King, and the subsequent release of that cash in 2016 to complete the acquisition. Under this new standard, the restricted cash balance will be included in the beginning and ending total cash, cash equivalents, and restricted cash balances and, hence, will not be included as an investing activity in the statement of cash flows.

Derivatives and Hedging

In August 2017, the FASB issued new guidance related to the accounting for derivatives and hedging. The new guidance expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of a hedge’s effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We adopted the standard during the first quarter of 2018. The adoption of the standard did not have a material impact to our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented, with certain transition practical expedients available to provide relief in adopting the new standard. We are evaluating the impact of this new accounting guidance on our financial statements, but expect it to have a material impact to our consolidated balance sheet as a result of establishing lease liabilities and right-of-use assets for our operating leases. We do not plan to early adopt this new standard but do expect to elect and apply the available transition practical expedients upon adoption.

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

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of March 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$610	$(22)	$521	$(5)

At March 31, 2018, our Cash Flow Hedges have remaining maturities of 12 months or less. Additionally, approximately $5 million of net realized but unrecognized losses are recorded within “Accumulated other comprehensive income (loss)” at March 31, 2018 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$(10)	$6	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of March 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy Euro, Sell USD	$137	$3	$—	$—

For the three months ended March 31, 2017 and 2016, pre-tax net gains associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the three months ended March 31, 2018, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $32 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt pursuant to the credit agreement we entered into on October 11, 2013, as amended thereafter and from time to time. We currently do not use derivative financial instruments to manage interest rate risk. As of both March 31, 2018 and December 31, 2017, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would have changed interest expense on an annual basis by approximately $10 million. This estimate does not include a change in interest income from our investment portfolio that may result from such a hypothetical interest rate change, nor does it include the effects of other actions that we may take in the future to mitigate this risk, or any changes in our financial structure. Refer to Note 10 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding interest rates associated with our debt obligations.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2018, our $5.22 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of March 31, 2018, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2018, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2018, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate their adoption. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue accounting standard.

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

Item 1A.            Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.                     Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Spencer Neumann pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Spencer Neumann pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, (ii) condensed consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017, (iii) condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2018 and March 31, 2017, (iv) condensed consolidated statements of cash flows for the three months ended March 31, 2018 and March 31, 2017; (v) condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2018; and (vi) notes to condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 3, 2018

ACTIVISION BLIZZARD, INC.

/s/ SPENCER NEUMANN	/s/ STEPHEN WEREB
Spencer Neumann	Stephen Wereb
Chief Financial Officer and	Deputy Chief Financial Officer, Chief Accounting Officer,
Principal Financial Officer of	and Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.