Form 10-Q
period 2018-06-30
Activision Blizzard, Inc.
filed 2018-08-02
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of the registrant’s Common Stock outstanding at July 26, 2018 was 762,408,587.

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

The company cautions that a number of important factors could cause Activision Blizzard, Inc.’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: sales levels of Activision Blizzard, Inc.’s titles, products, and services; concentration of revenue among a small number of titles; Activision Blizzard, Inc.’s ability to predict consumer preferences, including interest in specific genres and modes and preferences among platforms; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our acquired or newly started businesses and the potential impact of our expansion into new businesses on our existing businesses; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; counterparty risks relating to customers, licensees, licensors, and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain, and motivate key personnel and developers that can create high-quality titles, products, and services; changing business models within the video game industry, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; the outcome of current or future tax disputes; litigation risks and associated costs; protection of proprietary rights; potential data breaches and other cybersecurity risks; shifts in consumer spending trends; capital market risks; the impact of applicable laws, rules, and regulations, including changes in those laws, rules, and regulations; domestic and international economic, financial, and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners. All dollar amounts referred to in, or contemplated by, this Quarterly Report on Form 10-Q refer to United States (“U.S.”) dollars, unless otherwise explicitly stated to the contrary.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At June 30, 2018	At December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$4,857	$4,713
Accounts receivable, net of allowances of $129 and $279, at June 30, 2018 and December 31, 2017, respectively	418	918
Inventories, net	36	46
Software development	320	367
Other current assets	503	476
Total current assets	6,134	6,520
Software development	131	86
Property and equipment, net	281	294
Deferred income taxes, net	324	459
Other assets	415	440
Intangible assets, net	910	1,106
Goodwill	9,763	9,763
Total assets	$17,958	$18,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$167	$323
Deferred revenues	832	1,929
Accrued expenses and other liabilities	1,061	1,411
Total current liabilities	2,060	3,663
Long-term debt, net	4,394	4,390
Deferred income taxes, net	13	21
Other liabilities	1,145	1,132
Total liabilities	7,612	9,206
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,190,842,323 and 1,186,181,666 shares issued at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	10,867	10,747
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2018 and December 31, 2017	(5,563)	(5,563)
Retained earnings	5,647	4,916
Accumulated other comprehensive loss	(605)	(638)
Total shareholders’ equity	10,346	9,462
Total liabilities and shareholders’ equity	$17,958	$18,668

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues
Product sales	$464	$481	$1,184	$989
Subscription, licensing, and other revenues	1,177	1,150	2,423	2,367
Total net revenues (Note 2)	1,641	1,631	3,607	3,356

Costs and expenses
Cost of revenues—product sales:
Product costs	126	130	289	273
Software royalties, amortization, and intellectual property licenses	49	75	194	163
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	250	236	521	468
Software royalties, amortization, and intellectual property licenses	85	120	169	242
Product development	255	252	513	478
Sales and marketing	226	308	477	554
General and administrative	216	171	415	347
Total costs and expenses	1,207	1,292	2,578	2,525

Operating income	434	339	1,029	831
Interest and other expense (income), net	26	46	54	85
Income before income tax expense	408	293	975	746
Income tax expense	6	50	73	77
Net income	$402	$243	$902	$669

Earnings per common share
Basic	$0.53	$0.32	$1.19	$0.89
Diluted	$0.52	$0.32	$1.17	$0.88

Weighted-average number of shares outstanding
Basic	761	754	760	752
Diluted	770	764	770	763

Dividends per common share	$—	$—	$0.34	$0.30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$402	$243	$902	$669
Other comprehensive income (loss):
Foreign currency translation adjustment	(11)	8	(10)	27
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	48	(22)	36	(37)
Unrealized gains on investments, net of tax	7	—	4	—
Realized gain on investments, net of tax	—	(1)	—	(1)
Total other comprehensive income (loss)	$44	$(15)	$30	$(11)
Comprehensive income	$446	$228	$932	$658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$902	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	95	(103)
Depreciation and amortization	267	450
Amortization of capitalized software development costs and intellectual property licenses (1)	206	168
Amortization of debt discount, financing costs, and non-cash write-off due to extinguishment of debts	4	20
Share-based compensation expense (2)	110	71
Other	5	23
Changes in operating assets and liabilities:
Accounts receivable, net	511	385
Inventories	8	(6)
Software development and intellectual property licenses	(209)	(154)
Other assets	39	(19)
Deferred revenues	(891)	(733)
Accounts payable	(157)	(68)
Accrued expenses and other liabilities	(352)	(27)
Net cash provided by operating activities	538	676

Cash flows from investing activities:
Purchases of available-for-sale investments	(59)	—
Capital expenditures	(61)	(52)
Other investing activities	(4)	4
Net cash used in investing activities	(124)	(48)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	77	130
Tax payment related to net share settlements on restricted stock units	(68)	(36)
Dividends paid	(259)	(226)
Proceeds from debt issuances, net of discounts	—	3,741
Repayment of long-term debt	—	(4,251)
Other financing activities	—	(10)
Net cash used in financing activities	(250)	(652)
Effect of foreign exchange rate changes on cash and cash equivalents	(19)	50
Net increase in cash and cash equivalents and restricted cash	145	26
Cash and cash equivalents and restricted cash at beginning of period	4,720	3,262
Cash and cash equivalents and restricted cash at end of period	$4,865	$3,288

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard (Note 3)	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	902	—	902
Other comprehensive income (loss)	—	—	—	—	—	—	30	30
Issuance of common stock pursuant to employee stock options	4	—	—	—	77	—	—	77
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(74)	—	—	(74)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	117	—	—	117
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at June 30, 2018	1,191	$—	(429)	$(5,563)	$10,867	$5,647	$(605)	$10,346

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content, along with Activision’s Destiny 2 PC content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of our Major League Gaming (“MLG”) business, which is responsible for various esports events, and serves as a multi-platform network for Activision Blizzard esports content.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for the PC platform; StarCraft®, a real-time strategy franchise for the PC platform; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC platform; and Overwatch®, a team-based first-person shooter for the PC and console platforms.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play, however, players can acquire in-game items, either with virtual currency or directly using real currency.

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

Supplemental Cash Flow Information

For the six months ended June 30, 2018, the beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows include restricted cash of $7 million and $8 million, respectively. For the six months ended June 30, 2017, the beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows included restricted cash of $17 million and $10 million, respectively.

2.                                      Summary of Significant Accounting Policies

During the six months ended June 30, 2018, there were no significant changes to our accounting policies, except for our adoption of a new revenue accounting standard as discussed below. Refer to Note 2 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

Adoption of Accounting Standards Codification 606: Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. The new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance, providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted the new accounting standard and related amendments (collectively, the “new revenue accounting standard”). As a result, we have updated our significant accounting policy disclosure for revenue recognition herein. Refer to Note 3 for the impact of adoption on our condensed consolidated financial statements.

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

Product Sales

Product sales consist of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) control of the products has been transferred to our customers and (2) underlying performance obligations have been satisfied.

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

Products with Online Functionality

For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as titles for the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality are distinct and separable. This evaluation is performed for each software product or product add-on, including downloadable content. If we determine that our software products contain a license of intellectual property separate from the online functionality, we consider market conditions and other observable inputs to estimate the transaction price for the license, since we do not generally sell the software license on a standalone basis. These products may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

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

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft Corporation’s (“Microsoft”) Xbox Games Store, Sony Interactive Entertainment Inc.’s (“Sony”) PSN, Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include, but are not limited to, the following:

•                  which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•                  which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via Apple App Store and Google Play Store, and we report revenues on a net basis (i.e., net of fees retained by the digital storefront) for sales arrangements via Microsoft’s Xbox Games Store and Sony’s PSN.

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

Refer to Note 9 for further information, including changes in deferred revenue during the period.

Assets Recognized from Costs to Obtain a Contract with a Customer

We apply the practical expedient to expense costs, as incurred, to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount and timing of cost recognition. Total capitalized costs to obtain a contract were immaterial as of June 30, 2018.

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

3.                                      Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Revenue Recognition

As noted in Note 2 above, we adopted the new revenue accounting standard effective January 1, 2018, utilizing the modified retrospective method. Additionally, we elected to apply the new revenue accounting standard only to contracts not completed as of the adoption date. For contracts that were modified before the period of adoption, we elected to reflect the aggregate effect of all modifications when (1) identifying the satisfied and unsatisfied performance obligations, (2) determining the transaction price, and (3) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the new revenue accounting standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment recorded to our retained earnings was $88 million (see our condensed consolidated statements of changes in shareholders’ equity) and included the impact from the following adjustments to our condensed consolidated balance sheet at January 1, 2018 (amounts in millions):

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

The most significant impacts of the new revenue accounting standard for us are:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period as previously required. This difference in accounting primarily impacted revenues from our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. The amount of revenue recognized upon delivery of games to our customers is analyzed on a title-by-title basis and may change in the future. For example, we expect the entire sales price from our upcoming Call of Duty: Black Ops 4 release to be recognized ratably over an estimated service period, as the gameplay will have an increased focus towards the online competitive and cooperative game modes with no single-player campaign mode. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

•                  The accounting for certain of our software licensing arrangements. While the impact of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

Adoption of the new revenue accounting standard impacted our condensed consolidated statement of operations for the three and six months ended June 30, 2018, and our condensed consolidated balance sheet as of June 30, 2018 as follows (in millions, except per share data):

	For the Three Months Ended June 30, 2018
Condensed Consolidated Statement of Operations:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Net revenues
Product sales	$464	$522	$(58)
Subscription, licensing, and other revenues	1,177	1,181	(4)
Total net revenues	1,641	1,703	(62)

Costs and expenses
Cost of revenues—product sales:
Product costs	126	136	(10)
Software royalties, amortization, and intellectual property licenses	49	55	(6)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	250	251	(1)
Software royalties, amortization, and intellectual property licenses	85	85	—
Product development	255	255	—
Sales and marketing	226	225	1
General and administrative	216	217	(1)
Total costs and expenses	1,207	1,224	(17)

Operating income	434	479	(45)
Interest and other expense (income), net	26	26	—
Income before income tax expense	408	453	(45)
Income tax expense	6	17	(11)
Net income	$402	$436	$(34)

Earnings per common share
Basic	$0.53	$0.57	$(0.04)
Diluted	$0.52	$0.57	$(0.05)

	For the Six Months Ended June 30, 2018
Condensed Consolidated Statement of Operations:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Net revenues
Product sales	$1,184	$1,324	$(140)
Subscription, licensing, and other revenues	2,423	2,419	4
Total net revenues	3,607	3,743	(136)

Costs and expenses
Cost of revenues—product sales:
Product costs	289	312	(23)
Software royalties, amortization, and intellectual property licenses	194	209	(15)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	521	521	—
Software royalties, amortization, and intellectual property licenses	169	169	—
Product development	513	513	—
Sales and marketing	477	476	1
General and administrative	415	415	—
Total costs and expenses	2,578	2,615	(37)

Operating income	1,029	1,128	(99)
Interest and other expense (income), net	54	54	—
Income before income tax expense	975	1,074	(99)
Income tax expense	73	96	(23)
Net income	$902	$978	$(76)

Earnings per common share
Basic	$1.19	$1.29	$(0.10)
Diluted	$1.17	$1.27	$(0.10)

	At June 30, 2018
Condensed Consolidated Balance Sheet:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Assets
Accounts receivable, net	$418	$414	$4
Software development	320	326	(6)
Other current assets	503	515	(12)
Deferred income taxes, net	324	340	(16)
Other assets	415	412	3

Liabilities and Shareholders’ Equity
Deferred revenues	$832	$872	$(40)
Accrued expenses and other liabilities	1,061	1,069	(8)
Other liabilities	1,145	1,139	6
Shareholders’ equity	10,346	10,331	15

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

We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The lease liability will be equal to the present value of lease payments. The asset will be based on the lease liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented, with certain transition practical expedients available to provide relief in adopting the new standard. We are evaluating the impact of this new accounting guidance on our financial statements, but expect it to have a significant impact to our consolidated balance sheet as a result of establishing lease liabilities and right-of-use assets for our operating leases. We do not plan to early adopt this new standard but do expect to elect and apply the available transition practical expedients upon adoption.

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

4.             Inventories, Net

Inventories, net, consist of the following (amounts in millions):

	At June 30, 2018	At December 31, 2017
Finished goods	$33	$45
Purchased parts and components	3	1
Inventories, net	$36	$46

At June 30, 2018 and December 31, 2017, inventory reserves were $32 million and $36 million, respectively.

5.             Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At June 30, 2018	At December 31, 2017
Internally-developed software costs	$307	$270
Payments made to third-party software developers	144	183
Total software development costs	$451	$453

As of June 30, 2018 and December 31, 2017, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of capitalized software development costs and intellectual property licenses	$57	$79	$209	$172

6.             Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At June 30, 2018
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(945)	$209
Developed software	2 - 5 years	601	(373)	228
Customer base	2 years	617	(617)	—
Trade names	7 - 10 years	54	(19)	35
Other	1 - 15 years	19	(14)	5
Total definite-lived intangible assets		$2,445	$(1,968)	$477

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$910

	At December 31, 2017
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(869)	$285
Developed software	2 - 5 years	601	(301)	300
Customer base	2 years	617	(573)	44
Trade names	7 - 10 years	54	(16)	38
Other	1 - 15 years	19	(13)	6
Total definite-lived intangible assets		$2,445	$(1,772)	$673

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,106

Amortization expense of our intangible assets was $77 million and $196 million for the three and six months ended June 30, 2018, respectively. Amortization expense of our intangible assets was $194 million and $385 million for the three and six months ended June 30, 2017, respectively.

At June 30, 2018, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2018 (remaining six months)	$175
2019	210
2020	69
2021	11
2022	7
Thereafter	5
Total	$477

7.             Goodwill

The carrying amount of goodwill by reportable segment at June 30, 2018 and December 31, 2017 was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Goodwill	$6,898	$190	$2,675	$9,763

8.             Fair Value Measurements

The FASB literature regarding fair value measurements for certain assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2018 Using
	As of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,654	$4,654	$—	$—	Cash and cash equivalents
Foreign government treasury bills	33	33	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	115	115	—	—	Other current assets
Foreign currency forward contracts designated as hedges	21	—	21	—	Other current assets
Total recurring fair value measurements	$4,823	$4,802	$21	$—

Financial liabilities:
Foreign currency forward contracts not designated as hedges	$(6)	$—	$(6)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2017 Using
	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,405	$4,405	$—	$—	Cash and cash equivalents
Foreign government treasury bills	39	39	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	55	55	—	—	Other current assets
Total recurring fair value measurements	$4,499	$4,499	$—	$—

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of June 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$639	$21	$521	$(5)

At June 30, 2018, our Cash Flow Hedges have remaining maturities of 12 months or less. Additionally, less than $1 million of net realized but unrecognized losses are recorded within “Accumulated other comprehensive income (loss)” at June 30, 2018 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$(4)	$3	$(14)	$9	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of June 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy Euro, Sell USD	$137	$(6)	$—	$—

For the three and six months ended June 30, 2018 and 2017, pre-tax net gains associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and six months ended June 30, 2018 and 2017, there were no impairment charges related to assets that are measured on a non-recurring basis.

9.             Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance and ending balance of deferred revenues as of January 1, 2018 and June 30, 2018 were $1.8 billion and $0.8 billion, respectively, including our current and non-current balances. For the six months ended June 30, 2018, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the six months ended June 30, 2018, $1.5 billion of revenues were recognized that were included in the deferred revenues balance at the beginning of the period.

As of June 30, 2018, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $1.3 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize a significant majority of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

10.          Debt

Credit Facilities

At December 31, 2017, we had outstanding term loans “A” of approximately $990 million (the “2017 TLA”) and $250 million available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement executed on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and at June 30, 2018, the 2017 TLA bore interest at 3.22% and had an outstanding balance of $990 million. We were in compliance with the terms of the Credit Agreement as of June 30, 2018.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details regarding the Credit Agreement, key terms, and amendments made to the Credit Agreement.

Unsecured Senior Notes

At June 30, 2018 and December 31, 2017, we had the following unsecured senior notes outstanding:

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the 2017 TLA and Revolver described above. The Notes are not secured and are effectively subordinated to any of the Company’s existing and future indebtedness that is secured. We were in compliance with the terms of the Notes as of June 30, 2018.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes, the 2023 Notes, and 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of both June 30, 2018 and December 31, 2017, we had accrued interest payable of $28 million related to the Notes.

On July 17, 2018, we issued an irrevocable notice of redemption to the holders of all of our outstanding 2023 Notes. Accordingly, the 2023 Notes will be redeemed pursuant to their terms on August 16, 2018 at a redemption price equal to 100% of the principal amount of the 2023 Notes plus a “make-whole” premium calculated as set forth in the indenture governing the 2023 Notes. Redemption of the 2023 Notes will result in a loss on extinguishment of approximately $35 million, comprised of premium payments of approximately $27 million and a write-off of unamortized discount and financing costs of approximately $8 million. As the irrevocable notice of redemption was issued subsequent to June 30, 2018, we presented the outstanding principal balance of the 2023 Notes and its related unamortized discount and deferred financing costs as “Long-term debt, net” on our condensed consolidated balance sheets as of June 30, 2018.

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

For the three and six months ended June 30, 2018, interest expense was $41 million and $80 million, respectively, and  amortization of the debt discount and deferred financing costs was $2 million and $4 million, respectively. For the three and six months ended June 30, 2017, interest expense was $36 million and $71 million, respectively, and amortization of the debt discount and deferred financing costs was $2 million and $9 million, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(7)	$983
2021 Notes	650	(4)	646
2022 Notes	400	(3)	397
2023 Notes	750	(8)	742
2026 Notes	850	(9)	841
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(46)	$4,394

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(50)	$4,390

As of June 30, 2018, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the year ending December 31,
2018 (remaining six months)	$—
2019	—
2020	—
2021	1,640
2022	400
Thereafter (1)	2,400
Total	$4,440

(1)                                 Includes payment of our 2023 Notes at maturity. As discussed above, on July 17, 2018 we issued an irrevocable notice of redemption to the holders of the 2023 Notes that all of our outstanding 2023 Notes will be redeemed on August 16, 2018.

On February 1, 2018, our Board of Directors authorized repayment of up to $1.8 billion of the company’s outstanding debt during 2018. As discussed above, on July 17, 2018, we issued an irrevocable notice to the holders of our 2023 Notes that all of our outstanding 2023 Notes will be redeemed on August 16, 2018. The determination as to if and when we make any such remaining repayments will be dependent on market conditions and other factors.

Using Level 2 inputs (i.e., observable market prices in less-than-active markets) at June 30, 2018, with the exception of the 2026 Notes and the 2027 Notes, the carrying values of our debt instruments approximated their fair values, as the interest rates were similar to current rates at which we could borrow funds over the selected interest periods. At June 30, 2018, based on Level 2 inputs, the fair values of the 2026 Notes and the 2027 Notes were $810 million and $379 million, respectively.

Using Level 2 inputs at December 31, 2017, with the exception of the 2023 Notes and the 2047 Notes, the carrying values of our debt instruments approximated their fair values. At December 31, 2017, based on Level 2 inputs, the fair values of the 2023 Notes and the 2047 Notes were $795 million and $421 million, respectively.

11.          Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Six Months Ended June 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2017	$(623)	$(15)	$—	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	(10)	22	4	16
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	14	—	14
Balance at June 30, 2018	$(630)	$21	$4	$(605)

	For the Six Months Ended June 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2016	$(659)	$29	$1	$(629)
Other comprehensive income (loss) before reclassifications	11	(28)	1	(16)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	16	(9)	(2)	5
Balance at June 30, 2017	$(632)	$(8)	$—	$(640)

Income taxes were not previously provided for foreign currency translation items, as these were considered indefinite investments in non-U.S. subsidiaries. Due to the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “U.S. Tax Reform Act”), we re-evaluated our indefinite reinvestment assertions and no longer consider these items to be indefinite investments. The corresponding tax impact for this change in assertion was not material.

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

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on reportable segment net revenues and operating income for the three months ended June 30, 2018 and 2017, are presented below (amounts in millions):

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$338	$485	$502	$1,325
Intersegment net revenues (1)	—	4	—	4
Segment net revenues	$338	$489	$502	$1,329

Segment operating income	$84	$133	$169	$386

	Three Months Ended June 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$316	$566	$480	$1,362
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$316	$566	$480	$1,362

Segment operating income	$87	$225	$164	$476

Information on reportable segment net revenues and operating income for the six months ended June 30, 2018 and 2017, are presented below (amounts in millions):

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$651	$964	$1,036	$2,651
Intersegment net revenues (1)	—	6	—	6
Segment net revenues	$651	$970	$1,036	$2,657

Segment operating income	$175	$255	$360	$790

	Six Months Ended June 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$532	$1,009	$954	$2,495
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$532	$1,009	$954	$2,495

Segment operating income	$111	$384	$330	$825

(1)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation to consolidated net revenues:
Segment net revenues	$1,329	$1,362	$2,657	$2,495
Revenues from other segments (1)	60	56	118	119
Net effect from recognition (deferral) of deferred net revenues	256	213	838	742
Elimination of intersegment revenues (2)	(4)	—	(6)	—
Consolidated net revenues	$1,641	$1,631	$3,607	$3,356

Reconciliation to consolidated income before income tax expense:
Segment operating income	$386	$476	$790	$825
Operating (loss) income from other segments (1)	—	(5)	(11)	(3)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	182	105	557	501
Share-based compensation expense	(57)	(39)	(111)	(73)
Amortization of intangible assets	(77)	(194)	(196)	(384)
Fees and other expenses related to the acquisition of King (3)	—	(5)	—	(9)
Restructuring costs (4)	—	—	—	(11)
Other non-cash charges (5)	—	1	—	(15)
Consolidated operating income	434	339	1,029	831
Interest and other expense (income), net	26	46	54	85
Consolidated income before income tax expense	$408	$293	$975	$746

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

Due to requirements from our adoption of the new revenue accounting standard as discussed in Note 2, net revenues by distribution channel for the three and six months ended June 30, 2018, include a reconciliation to our segment revenues as disclosed for each of our reportable segments above. Net revenues by distribution channel were as follows (amounts in millions):

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$333	$420	$510	$—	$(4)	$1,259
Retail channels	259	19	—	—	—	278
Other (2)	—	49	—	55	—	104
Total consolidated net revenues	$592	$488	$510	$55	$(4)	$1,641

Change in deferred revenues:
Digital online channels (1)	$(58)	$4	$(8)	$—	$—	$(62)
Retail channels	(196)	(6)	—	—	—	(202)
Other (2)	—	3	—	5	—	8
Total change in deferred revenues	$(254)	$1	$(8)	$5	$—	$(256)

Segment net revenues:
Digital online channels (1)	$275	$424	$502	$—	$(4)	$1,197
Retail channels	63	13	—	—	—	76
Other (2)	—	52	—	60	—	112
Total segment net revenues	$338	$489	$502	$60	$(4)	$1,385

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$809	$875	$1,042	$—	$(6)	$2,720
Retail channels	656	33	1	—	—	690
Other (2)	—	89	—	108	—	197
Total consolidated net revenues	$1,465	$997	$1,043	$108	$(6)	$3,607

Change in deferred revenues:
Digital online channels (1)	$(290)	$(23)	$(6)	$—	$—	$(319)
Retail channels	(524)	(8)	(1)	—	—	(533)
Other (2)	—	4	—	10	—	14
Total change in deferred revenues	$(814)	$(27)	$(7)	$10	$—	$(838)

Segment net revenues:
Digital online channels (1)	$519	$852	$1,036	$—	$(6)	$2,401
Retail channels	132	25	—	—	—	157
Other (2)	—	93	—	118	—	211
Total segment net revenues	$651	$970	$1,036	$118	$(6)	$2,769

Net revenues by distribution channel for the three and six months ended June 30, 2017, were as follows (amounts in millions):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues by distribution channel:
Digital online channels (1)	$1,309	$2,694
Retail channels	260	529
Other (2)	62	133
Total consolidated net revenues	$1,631	$3,356

(1)                                 Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)                                 Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch LeagueTM.

(3)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three and six months ended June 30, 2018, were as follows (amounts in millions):

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$349	$239	$315	$—	$(3)	$900
EMEA (1)	199	155	144	55	(1)	552
Asia Pacific	44	94	51	—	—	189
Total consolidated net revenues	$592	$488	$510	$55	$(4)	$1,641

Change in deferred revenues:
Americas	$(143)	$7	$(5)	$—	$—	$(141)
EMEA (1)	(97)	(6)	(2)	5	—	(100)
Asia Pacific	(14)	—	(1)	—	—	(15)
Total change in deferred revenues	$(254)	$1	$(8)	$5	$—	$(256)

Segment net revenues:
Americas	$206	$246	$310	$—	$(3)	$759
EMEA (1)	102	149	142	60	(1)	452
Asia Pacific	30	94	50	—	—	174
Total segment net revenues	$338	$489	$502	$60	$(4)	$1,385

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$859	$473	$637	$—	$(3)	$1,966
EMEA (1)	504	325	305	108	(3)	1,239
Asia Pacific	102	199	101	—	—	402
Total consolidated net revenues	$1,465	$997	$1,043	$108	$(6)	$3,607

Change in deferred revenues:
Americas	$(471)	$—	$(3)	$—	$—	$(474)
EMEA (1)	(295)	(14)	(4)	10	1	(302)
Asia Pacific	(48)	(13)	—	—	(1)	(62)
Total change in deferred revenues	$(814)	$(27)	$(7)	$10	$—	$(838)

Segment net revenues:
Americas	$388	$473	$634	$—	$(3)	$1,492
EMEA (1)	209	311	301	118	(2)	937
Asia Pacific	54	186	101	—	(1)	340
Total segment net revenues	$651	$970	$1,036	$118	$(6)	$2,769

Net revenues by geographic region for the three and six months ended June 30, 2017, were as follows (amounts in millions):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues by geographic region:
Americas	$858	$1,787
EMEA (1)	538	1,092
Asia Pacific	235	477
Total consolidated net revenues	$1,631	$3,356

(1)                                 “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)                                 Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 49% and 46% of consolidated net revenues for the three months ended June 30, 2018 and 2017, respectively. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the three months ended June 30, 2018 and 2017. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended June 30, 2018 or 2017.

The Company’s net revenues in the U.S. were 48% and 47% of consolidated net revenues for the six months ended June 30, 2018 and 2017, respectively. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the six months ended June 30, 2018 and 2017. No other country’s net revenues exceeded 10% of consolidated net revenues for either the six months ended June 30, 2018 or 2017.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three and six months ended June 30, 2018, were as follows (amounts in millions):

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$520	$45	$—	$—	$—	$565
PC	69	347	39	—	(4)	451
Mobile and ancillary (1)	3	47	471	—	—	521
Other (2)	—	49	—	55	—	104
Total consolidated net revenues	$592	$488	$510	$55	$(4)	$1,641

Change in deferred revenues:
Console	$(233)	$1	$—	$—	$—	$(232)
PC	(21)	(6)	(1)	—	—	(28)
Mobile and ancillary (1)	—	3	(7)	—	—	(4)
Other (2)	—	3	—	5	—	8
Total change in deferred revenues	$(254)	$1	$(8)	$5	$—	$(256)

Segment net revenues:
Console	$287	$46	$—	$—	$—	$333
PC	48	341	38	—	(4)	423
Mobile and ancillary (1)	3	50	464	—	—	517
Other (2)	—	52	—	60	—	112
Total segment net revenues	$338	$489	$502	$60	$(4)	$1,385

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,289	$93	$—	$—	$—	$1,382
PC	169	726	82	—	(6)	971
Mobile and ancillary (1)	7	89	961	—	—	1,057
Other (2)	—	89	—	108	—	197
Total consolidated net revenues	$1,465	$997	$1,043	$108	$(6)	$3,607

Change in deferred revenues:
Console	$(723)	$(17)	$—	$—	$—	$(740)
PC	(91)	(6)	—	—	—	(97)
Mobile and ancillary (1)	—	(8)	(7)	—	—	(15)
Other (2)	—	4	—	10	—	14
Total change in deferred revenues	$(814)	$(27)	$(7)	$10	$—	$(838)

Segment net revenues:
Console	$566	$76	$—	$—	$—	$642
PC	78	720	82	—	(6)	874
Mobile and ancillary (1)	7	81	954	—	—	1,042
Other (2)	—	93	—	118	—	211
Total segment net revenues	$651	$970	$1,036	$118	$(6)	$2,769

Net revenues by platform for the three and six months ended June 30, 2017, were as follows (amounts in millions):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues by platform:
Console	$568	$1,182
PC	508	1,072
Mobile and ancillary (1)	493	969
Other (2)	62	133
Total consolidated net revenues	$1,631	$3,356

(1)                                 Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders® franchise and other physical merchandise and accessories.

(2)                                 Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At June 30, 2018	At December 31, 2017
Long-lived assets (1) by geographic region:
Americas	$199	$197
EMEA	64	75
Asia Pacific	18	22
Total long-lived assets by geographic region	$281	$294

(1)                                 The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

13.                               Income Taxes

We account for our provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes represents federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates that apply to our foreign income (including U.S. tax on foreign income), research and development credits, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction (including changes in the mix of income by tax jurisdiction); changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

On June 27, 2018, the Company entered into a closing agreement with the Internal Revenue Service (“IRS”) to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the “Closing Agreement”). The primary adjustments recognized in the second quarter of 2018 related to the Closing Agreement were a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million. In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. We expect the Closing Agreement to result in federal and state cash tax payments of approximately $345 million, which we expect to be made mostly before December 31, 2018.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, the Company evaluates the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2017, the Company had a deferred tax asset for California research and development credit carryforwards (“CA R&D Credits”), which can be carried forward indefinitely.  The Closing Agreement impacts historical and prospective filings in certain states, including California, and after considering the impact of the Closing Agreement on its prospective California taxable income, the Company determined that its remaining CA R&D Credits no longer met the threshold of more likely than not being realized in the future. Accordingly, during the three months ended June 30, 2018, we recorded a full valuation allowance of $57 million. Additionally, the Company has not recognized a tax benefit for current-year CA R&D Credits in its year-to-date tax expense. We will reassess this determination quarterly and record a tax benefit if future evidence allows for a partial or full release of this valuation allowance.

On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”).

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enabled companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete. During the fourth quarter of 2017, we recorded provisional amounts for the effects of the U.S. Tax Reform Act in accordance with SAB 118. In addition, as of December 31. 2017, we no longer considered the available cash balances related to undistributed earnings held outside of the U.S. by our foreign subsidiaries to be indefinitely reinvested. We continue to analyze the effects of the U.S. Tax Reform Act on our condensed consolidated financial statements. Accounting for the income tax effects of the U.S. Tax Reform Act requires complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation. We may make adjustments to the provisional amounts as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

During the three months ended June 30, 2018, the Company obtained additional information, including adjustments related to the Closing Agreement, and the evaluation of the impact of changing our indefinite reinvestment assertion, which affected the provisional amount initially recorded for the U.S. Tax Reform Act in the fourth quarter of 2017. As a result, the Company recorded an additional tax expense of $34 million in the three months ended June 30, 2018 for the effects of the U.S. Tax Reform Act.

We continue to evaluate the ongoing impacts of the U.S. Tax Reform Act, including provisions impacting certain foreign income, such as a tax on global intangible low-taxed income of foreign subsidiaries (“GILTI”) and a deduction for foreign derived intangible income. These provisions are complex and subject to continuing regulatory interpretation by the IRS. While we have included an estimate of GILTI in our estimated effective tax rate for 2018, we may make adjustments as we interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

The income tax expense of $6 million for the three months ended June 30, 2018, reflects an effective tax rate of 1%, which is lower than the effective tax rate of 17% for the three months ended June 30, 2017. The decrease is due to a discrete net tax benefit resulting from the Closing Agreement and the benefit from the lower U.S. corporate income tax rate in the current year, net of the impact of GILTI. This decrease was partially offset by the valuation allowance recorded with regard to CA R&D Credits and the additional income tax expense related to the change in the provisional amount described above.

The income tax expense of $73 million for the six months ended June 30, 2018, reflects an effective tax rate of 7%, which is lower than the effective tax rate of 10% for the six months ended June 30, 2017. The decrease is due to a discrete net tax benefit resulting from the Closing Agreement and the benefit from the lower U.S. corporate income tax rate in the current year, net of the impact of GILTI. This decrease was partially offset by the valuation allowance recorded with regard to CA R&D Credits, lower excess tax benefits from share-based payments, and the additional income tax expense related to the change in the provisional amount described above.

The effective tax rate of 1% and 7% for the three and six months ended June 30, 2018, respectively, is lower than the U.S. statutory rate of 21%, primarily due to a discrete net tax benefit resulting from the Closing Agreement, foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, and recognition of federal research and development credits, partially offset by the valuation allowance recorded with regard to CA R&D Credits and the additional income tax expense related to the change in the provisional amount described above.

Activision Blizzard’s tax years 2009 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.  The IRS is currently examining the Company’s federal tax returns for the 2009 through 2011 tax years, and during February 2018, the Company was notified that our tax returns for 2012 through 2016 tax years will also be subject to examination. The Company also has several state and non-U.S. audits pending, including the French audit discussed below. In addition, as part of purchase price accounting for our 2016 acquisition of King, the Company assumed $74 million of uncertain tax positions primarily related to pre-acquisition transfer pricing matters. The Company is currently in negotiations with the relevant jurisdictions and taxing authorities with respect to King’s transfer pricing, which could result in a different allocation of profits and losses between the relevant jurisdictions.

On December 28, 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million ($660 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and, if necessary, judicial remedies. While we believe our tax provisions at June 30, 2018 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

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

14.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Consolidated net income	$402	$243	$902	$669

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	761	754	760	752
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	9	10	10	11
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	770	764	770	763

Basic earnings per common share	$0.53	$0.32	$1.19	$0.89
Diluted earnings per common share	$0.52	$0.32	$1.17	$0.88

The vesting of certain of our employee-related restricted stock units and options is contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 6 million shares are not included in the computation of diluted earnings per share for both the three and six months ended June 30, 2018, as their underlying performance measures had not yet been met. Approximately 9 million shares are not included in the computation of diluted earnings per share for both the three and six months ended June 30, 2017, as their underlying performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, approximately 2 million options to purchase shares of common stock were not included in the calculation of diluted earnings per common share for both the three and six months ended June 30, 2018, and 1 million and 5 million options to purchase shares of common stock were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2017, respectively, as the effect of their inclusion would be anti-dilutive.

15.                               Capital Transactions

Repurchase Program

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of June 30, 2018, we have not repurchased any shares under this program.

Dividends

On February 1, 2018, our Board of Directors approved a cash dividend of $0.34 per common share. On May 9, 2018, we made an aggregate cash dividend payment of $259 million to shareholders of record at the close of business on March 30, 2018.

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content, along with Activision’s Destiny 2 PC content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of our Major League Gaming (“MLG”) business, which is responsible for various esports events, and serves as a multi-platform network for Activision Blizzard esports content.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for the PC platform; StarCraft®, a real-time strategy franchise for the PC platform; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; Heroes of the Storm®, a free-to-play team brawler for the PC platform; and Overwatch®, a team-based first-person shooter for the PC and console platforms.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, particularly on mobile platforms, such as Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play, however, players can acquire in-game items, either with virtual currency or directly using real currency.

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

During the three months ended June 30, 2018:

•                  consolidated net revenues increased 1% to $1.64 billion, while consolidated operating income increased 28% to $434 million, as compared to consolidated net revenues of $1.63 billion and consolidated operating income of $339 million for the three months ended June 30, 2017;

•                  revenues from digital online channels were $1.26 billion, or 77% of consolidated net revenues, as compared to $1.31 billion, or 80% of consolidated net revenues, for the three months ended June 30, 2017;

•                  operating margin was 26.4%, as compared to 20.8% for the three months ended June 30, 2017;

•                  consolidated net income increased 65% to $402 million, as compared to $243 million for the three months ended June 30, 2017; the current period included $25 million of net tax benefits from several discrete tax items, primarily related to the settlement with the Internal Revenue Service (“IRS”) with respect to intercompany transfer pricing arrangements, the establishment of a valuation allowance on California research and development credit carryforwards, and updates to our accounting for the Tax Cuts and Jobs Act (“U.S. Tax Reform Act”) (see “Consolidated Results” discussion below for additional details); and

•                  diluted earnings per common share increased 63% to $0.52, as compared to $0.32 for the three months ended June 30, 2017.

During the six months ended June 30, 2018:

•                  consolidated net revenues increased 7% to $3.61 billion, while consolidated operating income increased 24% to $1.0 billion, as compared to consolidated net revenues of $3.36 billion and consolidated operating income of $831 million for the six months ended June 30, 2017;

•                  revenues from digital online channels were $2.72 billion, or 75% of consolidated net revenues, as compared to $2.69 billion, or 80% of consolidated net revenues, for the six months ended June 30, 2017;

•                  operating margin was 28.5%, as compared to 24.8% for the six months ended June 30, 2017;

•                  cash flows from operating activities were $538 million, a decrease of 20%, as compared to $676 million for the six months ended June 30, 2017;

•                  consolidated net income increased 35% to $902 million, as compared to $669 million for the six months ended June 30, 2017; the current period included $25 million of net tax benefits from several discrete tax items, primarily related to the settlement with the IRS with respect to intercompany transfer pricing arrangements, the establishment of a valuation allowance on California research and development credit carryforwards, and updates to our accounting for the U.S. Tax Reform Act (see “Consolidated Results” discussion below for additional details); and

•                  diluted earnings per common share increased 33% to $1.17, as compared to $0.88 for the six months ended June 30, 2017.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended June 30, 2018, include a net effect of $256 million and $182 million, respectively, from the recognition of deferred net revenues and related cost of revenues. Net revenues and operating income for the six months ended June 30, 2018, include a net effect of $838 million and $557 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Content Release and Event Highlights

Games and downloadable content that were released during the three months ended June 30, 2018, include:

•                  Activision’s Warmind, the second expansion to Destiny 2;

•                  Activision’s The War Machine, the second downloadable content pack for Call of Duty: WWII;

•                  Activision’s United Front, the third downloadable content pack for Call of Duty: WWII, on PlayStation 4;

•                  Activision’s Crash Bandicoot™ N. Sane Trilogy, a remastered version of the first three Crash Bandicoot games, on the Xbox One, PC, and Nintendo Switch; and

•                  Blizzard’s latest expansion to Hearthstone—The Witchwood™.

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

	June 30, 2018	June 30, 2017	Increase (Decrease)
Net bookings
Three Months Ended	$1,385	$1,418	$(33)
Six Months Ended	$2,769	$2,614	$155

Q2 2018 vs. Q2 2017

The decrease in net bookings for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

•                  lower net bookings in the current quarter from Call of Duty: Infinite WarfareTM (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare® Remastered), which was released in November 2016, as compared to net bookings in the comparable prior year quarter from Call of Duty: Black Ops III, the comparable 2015 title, primarily since the prior-year quarter included the May 2017 release of Zombies Chronicles, a downloadable content pack for Call of Duty: Black Ops III, with no comparable content release in the current quarter; and

•                  lower net bookings from Overwatch, which was released in May 2016.

The decrease was partially offset by:

•                  higher net bookings from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title;

•                  higher net bookings from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016; and

•                  higher net bookings from the Candy Crush franchise due to increased monetization, primarily through in-game events and features.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net bookings for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to:

•                  higher net bookings from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare; and

•                  higher net bookings from the Candy Crush franchise due to increased monetization, primarily through in-game events and features.

The increase was partially offset by:

•                  lower net bookings from Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III; and

•                  lower net bookings from Overwatch.

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

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Activision	45	51	55	49	47	48
Blizzard	37	38	40	42	46	41
King	270	285	290	293	314	342
Total	352	374	385	384	407	431

Average MAUs decreased by 22 million, or 6%, for the three months ended June 30, 2018, as compared to the three months ended March 31, 2018. The sequential decrease in King’s average MAUs is due to decreases across franchises and less engaged users leaving the network. The sequential decrease in Activision’s average MAUs is due primarily to lower MAUs for the Call of Duty franchise.

Average MAUs decreased by 55 million, or 14%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The year-over-year decrease in King’s average MAUs is due to decreases across King’s franchises due to less engaged users leaving the network. The year-over-year decrease in Blizzard’s average MAUs is due to lower MAUs for Heroes of the Storm and Overwatch.

MAUs at King for the three months ended June 30, 2018, were also negatively impacted as a result of technical system changes made by some third-party partners in response to data initiatives, which inadvertently impacted some users’ ability to play and spend money in King games.

Management’s Overview of Business Trends

Interactive Entertainment and Mobile Gaming Growth

Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry grew, on average, 18% from 2014 to 2017. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions gain access to this form of entertainment.

Further, the wide adoption of smart phones globally and the free-to-play business model on those platforms has increased the total addressable market for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than both console and PC gaming and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment from, our franchises.

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

As part of our efforts to take advantage of the esports opportunity, during 2017 we completed the sale of 12 teams for the Overwatch LeagueTM, the first major global professional esports league with city-based teams, and we are nearing completion of the league’s inaugural season.

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

In addition to investing in, and developing sequels and content for, our top franchises, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. In 2014, we released Hearthstone and Destiny, in 2015, we released Heroes of the Storm, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence in the mobile market, in 2016 we acquired King.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Net revenues
Product sales	$464	28%	$481	29%	$1,184	33%	$989	29%
Subscription, licensing, and other revenues	1,177	72	1,150	71	2,423	67	2,367	71
Total net revenues	1,641	100	1,631	100	3,607	100	3,356	100

Costs and expenses:
Cost of revenues—product sales:
Product costs	126	27	130	27	289	24	273	28
Software royalties, amortization, and intellectual property licenses	49	11	75	16	194	16	163	16
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	250	21	236	21	521	22	468	20
Software royalties, amortization, and intellectual property licenses	85	7	120	10	169	7	242	10
Product development	255	16	252	15	513	14	478	14
Sales and marketing	226	14	308	19	477	13	554	17
General and administrative	216	13	171	10	415	12	347	10
Total costs and expenses	1,207	74	1,292	79	2,578	71	2,525	75

Operating income	434	26	339	21	1,029	29	831	25
Interest and other expense (income), net	26	2	46	3	54	1	85	3
Income before income tax expense	408	25	293	18	975	27	746	22
Income tax expense	6	—	50	3	73	2	77	2
Net income	$402	24%	$243	15%	$902	25%	$669	20%

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	2017	Increase (decrease)	% Change	2018	2017	Increase (decrease)	% Change
Consolidated net revenues	$1,641	$1,631	$10	1%	$3,607	$3,356	$251	7%
Net effect from recognition (deferral) of deferred net revenues	256	213	43		838	742	96

Consolidated Net Revenues

Q2 2018 vs. Q2 2017

The slight increase in consolidated net revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

•                  higher revenues recognized from Activision of $68 million, primarily due to higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title and higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016, partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title; and

•                  higher revenues from King of $32 million, driven by the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

The increase was partially offset by lower revenues recognized from Blizzard of $81 million, primarily due to lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q2 2018 vs. YTD Q2 2017

The increase in consolidated net revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to:

•                  higher revenues recognized from Activision of $358 million, primarily due to higher revenues recognized from the Destiny franchise, driven by Destiny 2 and higher revenues recognized from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare, partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III; and

•                  higher revenues from King of $101 million, primarily driven by the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

The increase was partially offset by lower revenues recognized from Blizzard of $184 million, primarily due to lower revenues recognized from Overwatch.

Change in Deferred Revenues Recognized

Q2 2018 vs. Q2 2017

The increase in net deferred revenues recognized for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher net deferred revenues recognized for Activision of $46 million, primarily due to net deferred revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to a net deferral of revenues in the prior period for Call of Duty: Black Ops III, which was released in November 2015, driven by the release its downloadable content pack, Zombies Chronicles, in May 2017.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net deferred revenues recognized for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to higher net deferred revenues recognized for Activision of $239 million, primarily due to higher net deferred revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016.

The increase was partially offset by lower net deferred revenues recognized from Blizzard of $145 million, primarily due to a net deferral of revenues for World of Warcraft, primarily driven by revenues associated with in-game content and the timing of expansion releases, as compared to net deferred revenues recognized in the prior-year period from World of Warcraft: LegionTM, which was released in August 2016.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $51 million and $161 million on our consolidated net revenues for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on reportable segment net revenues and operating income for the three months ended June 30, 2018 and 2017, are presented below (amounts in millions):

	Three Months Ended June 30, 2018				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$338	$485	$502	$1,325	$22	$(81)	$22	$(37)
Intersegment net revenues (1)	—	4	—	4	—	4	—	4
Segment net revenues	$338	$489	$502	$1,329	$22	$(77)	$22	$(33)

Segment operating income	$84	$133	$169	$386	$(3)	$(92)	$5	$(90)

	Three Months Ended June 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$316	$566	$480	$1,362
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$316	$566	$480	$1,362

Segment operating income	$87	$225	$164	$476

Information on reportable segment net revenues and operating income for the six months ended June 30, 2018 and 2017, are presented below (amounts in millions):

	Six Months Ended June 30, 2018				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$651	$964	$1,036	$2,651	$119	$(45)	$82	$156
Intersegment net revenues (1)	—	6	—	6	—	6	—	6
Segment net revenues	$651	$970	$1,036	$2,657	$119	$(39)	$82	$162

Segment operating income	$175	$255	$360	$790	$64	$(129)	$30	$(35)

	Six Months Ended June 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$532	$1,009	$954	$2,495
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$532	$1,009	$954	$2,495

Segment operating income	$111	$384	$330	$825

(1)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation to consolidated net revenues:
Segment net revenues	$1,329	$1,362	$2,657	$2,495
Revenues from other segments (1)	60	56	118	119
Net effect from recognition (deferral) of deferred net revenues	256	213	838	742
Elimination of intersegment revenues (2)	(4)	—	(6)	—
Consolidated net revenues	$1,641	$1,631	$3,607	$3,356

Reconciliation to consolidated income before income tax expense:
Segment operating income	$386	$476	$790	$825
Operating (loss) income from other segments (1)	—	(5)	(11)	(3)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	182	105	557	501
Share-based compensation expense	(57)	(39)	(111)	(73)
Amortization of intangible assets	(77)	(194)	(196)	(384)
Fees and other expenses related to the acquisition of King	—	(5)	—	(9)
Restructuring costs	—	—	—	(11)
Other non-cash charges	—	1	—	(15)
Consolidated operating income	434	339	1,029	831
Interest and other expense (income), net	26	46	54	85
Consolidated income before income tax expense	$408	$293	$975	$746

(1)                                 Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Segment Net Revenues

Activision

Q2 2018 vs. Q2 2017

The increase in Activision’s net revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

•                  higher revenues from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title;

•                  higher revenues from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016; and

•                  revenues from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases.

The increase was partially offset by lower net revenues from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title.

YTD Q2 2018 vs. YTD Q2 2017

The increase in Activision’s net revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to the same drivers and partially offsetting factors as for the three months ended June 30, 2018 discussed above.

Blizzard

Q2 2018 vs. Q2 2017

The decrease in Blizzard’s net revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to lower revenues from Overwatch, which was released in May 2016. The decrease was partially offset by revenues from the Overwatch League, which started its inaugural regular season in January 2018.

YTD Q2 2018 vs. YTD Q2 2017

The decrease in Blizzard’s net revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to lower revenues from Overwatch. The decrease was partially offset by:

•                  revenues from the Overwatch League; and

•                  higher revenues from World of Warcraft, primarily due to revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for AzerothTM.

King

Q2 2018 vs. Q2 2017

The increase in King’s net revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher revenues from the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

YTD Q2 2018 vs. YTD Q2 2017

The increase in King’s net revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to higher revenues from the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

Segment Income from Operations

Activision

Q2 2018 vs. Q2 2017

Activision’s operating income for the three months ended June 30, 2018, was comparable to the three months ended June 30, 2017, despite the increase in sales. This was primarily due to:

•                  higher software amortization and royalties associated with the Destiny franchise, primarily due to the release of Warmind, the second expansion to Destiny 2, in May 2018, with no comparable release in 2017; and

•                  higher developer costs to support existing and upcoming title releases.

These were offset by lower sales and marketing costs, primarily associated with the Destiny franchise.

YTD Q2 2018 vs. YTD Q2 2017

The increase in Activision’s operating income for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to:

•                  higher revenues, as discussed above; and

•                  lower sales and marketing costs, primarily associated with the Destiny franchise.

The increase was partially offset by:

•                  higher developer costs to support existing and upcoming title releases, partially offset by higher capitalization of software development costs; and

•                  higher software amortization and royalties associated with the Destiny franchise, primarily due to the release of Warmind, the second expansion to Destiny 2, in May 2018, with no comparable release in 2017.

Blizzard

Q2 2018 vs. Q2 2017

The decrease in Blizzard’s operating income for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

•                  lower revenues, as discussed above; and

•                  higher costs to operate and support Blizzard’s core business and adjacent areas of opportunity.

The decrease was partially offset by higher capitalization of software development costs due to the timing of the game development cycle.

YTD Q2 2018 vs. YTD Q2 2017

The decrease in Blizzard’s operating income for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to the same drivers and partially offsetting factors as for the three months ended June 30, 2018 discussed above.

King

Q2 2018 vs. Q2 2017

The increase in King’s operating income for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to the higher revenues, as discussed above.

YTD Q2 2018 vs. YTD Q2 2017

The increase in King’s operating income for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to the higher revenues, as discussed above. The increase was partially offset by:

•                  higher marketing and product development costs for King franchises; and

•                  higher digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), primarily associated with the increase in mobile revenues.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $36 million and $108 million on reportable segment net revenues for the three and six months ended June 30, 2018, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,259	$1,309	$(50)	$2,720	$2,694	$26
Retail channels	278	260	18	690	529	161
Other (2)	104	62	42	197	133	64
Total consolidated net revenues	$1,641	$1,631	$10	$3,607	$3,356	$251

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

Digital Online Channel Net Revenues

Q2 2018 vs. Q2 2017

The decrease in net revenues from digital online channels for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

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

The decrease was partially offset by:

•                  higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game events and features; and

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net revenues from digital online channels for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to:

•                  higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game events and features; and

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2.

The increase was partially offset by:

•                  lower revenues recognized from Overwatch; and

•                  lower revenues recognized from Call of Duty: Infinite Warfare, as compared to Call of Duty: Black Ops III.

Retail Channel Net Revenues

Q2 2018 vs. Q2 2017

The increase in net revenues from retail channels for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title. The increase was partially offset by lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net revenues from retail channels for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to the same driver and partially offsetting factor as for the three months ended June 30, 2018 discussed above, as well as higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, with no comparable release in 2016.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
Net revenues by geographic region:
Americas	$900	$858	$42	$1,966	$1,787	$179
EMEA (1)	552	538	14	1,239	1,092	147
Asia Pacific	189	235	(46)	402	477	(75)
Consolidated net revenues	$1,641	$1,631	$10	$3,607	$3,356	$251

(1)                                 “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q2 2018 vs. Q2 2017

The increase in net revenues from the Americas region for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game events and features.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net revenues from the Americas region for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to:

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016;

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

EMEA

Q2 2018 vs. Q2 2017

The increase in net revenues in the EMEA region for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net revenues in the EMEA region for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare; and

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016.

Asia Pacific

Q2 2018 vs. Q2 2017

The decrease in net revenues in the Asia Pacific region for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q2 2018 vs. YTD Q2 2017

The decrease in net revenues in the Asia Pacific region for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to lower revenues recognized from Overwatch.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Net revenues by platform:
Console	$565	$568	$(3)	$1,382	$1,182	$200
PC	451	508	(57)	971	1,072	(101)
Mobile and ancillary (1)	521	493	28	1,057	969	88
Other (2)	104	62	42	197	133	64
Total consolidated net revenues	$1,641	$1,631	$10	$3,607	$3,356	$251

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

Console

Q2 2018 vs. Q2 2017

Net revenues from the console platform for the three months ended June 30, 2018, were comparable to the three months ended June 30, 2017, primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title; and

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016.

The higher revenues above were offset by:

•                  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title; and

•                  lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net revenues from the console platform for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare; and

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, and its associated in-game content, with no comparable release in 2016.

The higher revenues above were partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to Call of Duty: Black Ops III, the comparable 2015 title.

PC

Q2 2018 vs. Q2 2017

The decrease in net revenues from the PC platform for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

•                  lower revenues recognized from Overwatch, which was released in May 2016; and

•                  lower revenues recognized from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2017.

The decrease was partially offset by revenues recognized from Destiny 2, which was released on the PC platform in October 2017, and its associated in-game content, with no comparable release in 2016.

YTD Q2 2018 vs. YTD Q2 2017

The decrease in net revenues from the PC platform for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to the same drivers and partially offsetting factors as for the three months ended June 30, 2018 discussed above.

Mobile and Ancillary

Q2 2018 vs. Q2 2017

The increase in net revenues from mobile and ancillary for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher revenues from the Candy Crush franchise’s increased monetization, primarily through in-game events and features.

YTD Q2 2018 vs. YTD Q2 2017

The increase in net revenues from mobile and ancillary for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to the same driver as for the three months ended June 30, 2018 discussed above.

Costs and Expenses

Cost of Revenues

The following table detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended June 30, 2018	% of associated net revenues	Three Months Ended June 30, 2017	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$126	27%	$130	27%	$(4)
Software royalties, amortization, and intellectual property licenses	49	11	75	16	(26)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	250	21	236	21	14
Software royalties, amortization, and intellectual property licenses	85	7	120	10	(35)
Total cost of revenues	$510	31%	$561	34%	$(51)

	Six Months Ended June 30, 2018	% of associated net revenues	Six Months Ended June 30, 2017	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$289	24%	$273	28%	$16
Software royalties, amortization, and intellectual property licenses	194	16	163	16	31
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	521	22	468	20	53
Software royalties, amortization, and intellectual property licenses	169	7	242	10	(73)
Total cost of revenues	$1,173	33%	$1,146	34%	$27

Cost of Revenues—Product Sales:

Q2 2018 vs. Q2 2017

The slight decrease in product costs for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was in-line with the slight decrease in product sales.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

•                  lower software amortization and royalties from Activision of $13 million, driven by lower software amortization and royalties from Call of Duty: WWII as compared to Call of Duty: Infinite Warfare, partially offset by higher software amortization and royalties from the Destiny franchise, primarily due to the release of Destiny 2 in September 2017; and

•                  lower software amortization and royalties from Blizzard of $13 million, driven by World of Warcraft, for which World of Warcraft: Legion which was released in August 2016, with no comparable release in 2017.

YTD Q2 2018 vs. YTD Q2 2017

The increase in product costs for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to higher product costs from Activision of $21 million, driven by the increase in product sales associated with the Destiny and Call of Duty franchises.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to higher software amortization and royalties from Activision of $55 million, primarily due to the Destiny franchise, driven by the release of Destiny 2, which was released in September 2017, with no comparable release in 2016, partially offset by lower software amortization associated with Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare. The increase from Activision was partially offset by lower software amortization and royalties from Blizzard of $24 million, driven by World of Warcraft: Legion.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q2 2018 vs. Q2 2017

The increase in game operations and distribution costs for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher personnel, facilities, and equipment costs of $15 million associated with our online games and broadcasting operations.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a decrease of $40 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King.

YTD Q2 2018 vs. YTD Q2 2017

The increase in game operations and distribution costs for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to higher personnel, facilities, and equipment costs of $33 million associated with our online games and broadcasting operations.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a decrease of $77 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King.

Product Development (amounts in millions)

	June 30, 2018	% of consolidated net revenues	June 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$255	16%	$252	15%	$3
Six Months Ended	$513	14%	$478	14%	$35

Q2 2018 vs. Q2 2017

Product development costs for the three months ended June 30, 2018, were comparable to the three months ended June 30, 2017, primarily due to a $30 million increase in personnel and external developer costs to support existing and upcoming title releases, offset by higher capitalization of software development costs of $23 million due the increased costs previously noted and timing of the game development cycle.

YTD Q2 2018 vs. YTD Q2 2017

The increase in product development costs for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a $87 million increase in personnel and external developer costs to support existing and upcoming title releases. The increase was partially offset by higher capitalization of software development costs of $48 million due to the increased costs previously noted and timing of the game development cycle.

Sales and Marketing (amounts in millions)

	June 30, 2018	% of consolidated net revenues	June 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$226	14%	$308	19%	$(82)
Six Months Ended	$477	13%	$554	17%	$(77)

Q2 2018 vs. Q2 2017

The decrease in sales and marketing expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a decrease of $77 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018.

YTD Q2 2018 vs. YTD Q2 2017

The decrease in sales and marketing expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a decrease of $111 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018. The decrease was partially offset by a $34 million increase in marketing spending and personnel costs, primarily associated with the Candy Crush franchise and the Overwatch League, the latter of which started its inaugural regular season in January 2018, partially offset by reduced marketing for the Bubble Witch franchise, as Bubble Witch 3 SagaTM was released during the first quarter of 2017, with no comparable release in 2018.

General and Administrative (amounts in millions)

	June 30, 2018	% of consolidated net revenues	June 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$216	13%	$171	10%	$45
Six Months Ended	$415	12%	$347	10%	$68

Q2 2018 vs. Q2 2017

The increase in general and administrative expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to:

•                  a $39 million increase in personnel costs, including stock-based compensation expense, and facilities costs to support the growth of our core business and adjacent areas of opportunity; and

•                  a $13 million increase in charitable contributions, primarily driven by the success of a charitable campaign in Overwatch where all proceeds involving the sale of a special in-game item, were donated to charity.

YTD Q2 2018 vs. YTD Q2 2017

The increase in general and administrative expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a $67 million increase in personnel costs, including stock-based compensation expense, and facilities costs to support the growth of our core business and adjacent areas of opportunity.

Interest and Other Expense (Income), Net (amounts in millions)

	June 30, 2018	% of consolidated net revenues	June 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$26	2%	$46	3%	$(20)
Six Months Ended	$54	1%	$85	3%	$(31)

Q2 2018 vs. Q2 2017

The decrease in interest and other expense (income), net, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a $12 million increase in interest income from our cash and cash equivalents and as the prior-year quarter included $12 million from the write-offs of unamortized discount and deferred financing costs associated with debt paydown activities that are not present in 2018.

YTD Q2 2018 vs. YTD Q2 2017

The decrease in interest and other expense (income), net, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to a $23 million increase in interest income from our cash and cash equivalents and as the prior-year period included $12 million from the write-offs of unamortized discount and deferred financing costs associated with debt paydown activities that are not present in 2018.

Income Tax Expense (amounts in millions)

	June 30, 2018	% of pretax income	June 30, 2017	% of pretax income	Increase (Decrease)
Three Months Ended	$6	1%	$50	17%	$(44)
Six Months Ended	$73	7%	$77	10%	$(4)

The income tax expense of $6 million for the three months ended June 30, 2018, reflects an effective tax rate of 1%, which is lower than the effective tax rate of 17% for the three months ended June 30, 2017. The decrease is due to a $115 million discrete net tax benefit resulting from a closing agreement the Company entered into with the IRS to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the “Closing Agreement”) and the benefit from the lower U.S. corporate income tax rate in the current year as a result of the U.S. Tax Reform Act, net of the impact of global intangible low-taxed income of foreign subsidiaries (“GILTI”). This decrease was partially offset by a $57 million valuation allowance recorded with regard to California research and development credit carryforwards (“CA R&D Credits”) and the additional $34 million income tax expense related to the change in the provisional amount described below.

The income tax expense of $73 million for the six months ended June 30, 2018, reflects an effective tax rate of 7%, which is lower than the effective tax rate of 10% for the six months ended June 30, 2017. The decrease is due to a $115 million discrete net tax benefit resulting from the Closing Agreement and the benefit from the lower U.S. corporate income tax rate, net of the impact of GILTI. This decrease was partially offset by the $57 million valuation allowance recorded with regard to CA R&D Credits, lower excess tax benefits from share-based payments, and the additional $34 million income tax expense related to the change in the provisional amount described below.

The effective tax rates of 1% and 7% for the three and six months ended June 30, 2018, respectively, are lower than the U.S. statutory rate of 21%, primarily due to a discrete net tax benefit resulting from the Closing Agreement, foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, and recognition of federal research and development credits, partially offset by the valuation allowance recorded with regard to CA R&D Credits and an additional income tax expense related to the change in the provisional amount described below.

On June 27, 2018, the Company entered into the Closing Agreement. The primary adjustments recognized in the second quarter of 2018 related to the Closing Agreement were a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million.  In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. We expect the Closing Agreement to result in federal and state cash tax payments of approximately $345 million, which we expect to be made mostly before December 31, 2018.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, the Company evaluates the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2017, the Company had a deferred tax asset for CA R&D Credits, which can be carried forward indefinitely. The Closing Agreement impacts historical and prospective filings in certain states, including California, and after considering the impact of the Closing Agreement on its prospective California taxable income, the Company determined that its remaining CA R&D Credits no longer met the threshold of more likely than not being realized in the future. Accordingly, during the three months ended June 30, 2018, we recorded a full valuation allowance of $57 million. Additionally, the Company has not recognized a tax benefit for current-year CA R&D Credits in its year-to-date tax expense. We will reassess this determination quarterly and record a tax benefit if future evidence allows for a partial or full release of this valuation allowance.

On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”).

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under Accounting Standards Codification (“ASC”) 740. SAB 118 enabled companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete. During the fourth quarter of 2017, we recorded provisional amounts for the effects of the U.S. Tax Reform Act in accordance with SAB 118. In addition, as of December 31. 2017, we no longer considered the available cash balances related to undistributed earnings held outside of the U.S. by our foreign subsidiaries to be indefinitely reinvested.  We continue to analyze the effects of the U.S. Tax Reform Act on our condensed consolidated financial statements. Accounting for the income tax effects of the U.S. Tax Reform Act requires complex new calculations and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation. We may make adjustments to the provisional amounts as we collect and prepare the data necessary to finalize our calculations, interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

During the three months ended June 30, 2018, the Company obtained additional information, including adjustments related to the Closing Agreement, and the evaluation of the impact of changing our indefinite reinvestment assertion, which affected the provisional amount initially recorded for the U.S. Tax Reform Act in the fourth quarter of 2017. As a result, the Company recorded an additional tax expense of $34 million in the three months ended June 30, 2018 for the effects of the U.S. Tax Reform Act.

We continue to evaluate the ongoing impacts of the U.S. Tax Reform Act, including provisions impacting certain foreign income, such as a tax on GILTI and a deduction for foreign derived intangible income. These provisions are complex and subject to continuing regulatory interpretation by the IRS. While we have included an estimate of GILTI in our estimated effective tax rate for 2018, we may make adjustments as we interpret the U.S. Tax Reform Act and any additional guidance issued, and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates that apply to our foreign income (including U.S. tax on foreign income), research and development credits, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction (including changes in the mix of income by tax jurisdiction); changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

Further information about our income taxes is provided in Note 13 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $5.0 billion, our access to capital, and the availability of our $250 million revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of June 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $0.9 billion, as compared to $3.0 billion as of December 31, 2017. Following the enactment of the U.S. Tax Reform Act and the current period expense on unrepatriated earnings, we no longer consider these available cash balances, which primarily relate to undistributed earnings of our most significant foreign subsidiaries, to be indefinitely reinvested.

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

Sources of Liquidity (amounts in millions)

	June 30, 2018	December 31, 2017	Increase (Decrease)
Cash and cash equivalents	$4,857	$4,713	$144
Short-term investments	124	62	62
	$4,981	$4,775	$206
Percentage of total assets	28%	26%

	For the Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$538	$676	$(138)
Net cash used in investing activities	(124)	(48)	(76)
Net cash used in financing activities	(250)	(652)	402
Effect of foreign exchange rate changes	(19)	50	(69)
Net increase in cash and cash equivalents and restricted cash	$145	$26	$119

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

Net cash provided by operating activities for the six months ended June 30, 2018, was $538 million, as compared to $676 million for the six months ended June 30, 2017. The decrease was primarily due to changes in our working capital resulting from timing of collections and payments. The decrease was partially offset by higher net income for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the six months ended June 30, 2018, was $124 million, as compared net cash used in investing activities of $48 million for the six months ended June 30, 2017. The increase in the cash used in investing activities was primarily due to purchases of available-for-sale investments of $59 million for the six months ended June 30, 2018, with no comparable transaction in the prior-year period.

Net Cash (Used in) Provided by Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the six months ended June 30, 2018, was $250 million, as compared to net cash used in financing activities of $652 million for the six months ended June 30, 2017. The change was primarily attributed to our debt financing activities in the prior year. For the six months ended June 30, 2017, we had net debt repayments of $500 million, with no comparable repayment activity for the six months ended June 30, 2018. This impact was partially offset by:

•                  lower proceeds from stock option exercises of $77 million for the six months ended June 30, 2018, as compared to $130 million for the six months ended June 30, 2017;

•                  higher tax payments made for net share settlements on restricted stock units of $68 million for the six months ended June 30, 2018, as compared to $36 million for the six months ended June 30, 2017; and

•                  higher dividends paid of $259 million for the six months ended June 30, 2018, as compared to $226 million for the six months ended June 30, 2017.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $19 million and a positive impact of $50 million on our cash and cash equivalents for the six months ended June 30, 2018 and 2017, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

As of both June 30, 2018 and December 31, 2017, our total outstanding debt was $4.4 billion, bearing interest at a weighted average rate of 3.69% and 3.58%, respectively. During the six months ended June 30, 2018, there was no activity associated with our debt instruments except for normal recurring interest payments.

On July 17, 2018, we issued an irrevocable notice of redemption to the holders of all of our outstanding 2023 Notes. Accordingly, the 2023 Notes will be redeemed pursuant to their terms on August 16, 2018 at a redemption price equal to 100% of the principal amount of the 2023 Notes plus a “make-whole” premium calculated as set forth in the indenture governing the 2023 Notes. Redemption of the 2023 Notes will result in a loss on extinguishment of approximately $35 million, comprised of premium payments of approximately $27 million and a write-off of unamortized discount and financing costs of approximately $8 million. As the irrevocable notice of redemption was issued subsequent to June 30, 2018, we presented the outstanding principal balance of the 2023 Notes and its related unamortized discount and deferred financing costs as “Long-term debt, net” on our condensed consolidated balance sheets as of June 30, 2018.

On February 1, 2018, our Board of Directors authorized repayment of up to $1.8 billion of the company’s outstanding debt during 2018. As discussed above, on July 17, 2018, we issued an irrevocable notice to the holders of our 2023 Notes that all of our outstanding 2023 Notes will be redeemed on August 16, 2018. The determination as to if and when we make any such remaining repayments will be dependent on market conditions and other factors.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(7)	$983
2021 Notes	650	(4)	646
2022 Notes	400	(3)	397
2023 Notes	750	(8)	742
2026 Notes	850	(9)	841
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(46)	$4,394

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(50)	$4,390

Refer to Note 10 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 1, 2018, our Board of Directors approved a cash dividend of $0.34 per common share. On May 9, 2018, we made an aggregate cash dividend payment of $259 million to shareholders of record at the close of business on March 30, 2018.

Capital Expenditures

For the year ending December 31, 2018, we anticipate total capital expenditures of approximately $140 million, primarily for leasehold improvements, computer hardware, and software purchases. During the six months ended June 30, 2018, capital expenditures were $61 million.

Off-Balance Sheet Arrangements

At June 30, 2018 and December 31, 2017, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•                  Allowances for Returns and Price Protection;

•                  Software Development Costs;

•                  Income Taxes;

•                  Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets); and

•                  Share-Based Payments.

During the six months ended June 30, 2018, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of ASC 606: Revenue from Contracts with Customers. Refer to Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding our updated revenue recognition accounting policies and see “Recently Issued Accounting Pronouncements” below for the financial statement impact as a result of our adoption of the new standard. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, for a more complete discussion of our other critical accounting policies and estimates.

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

Recently Adopted Accounting Pronouncements

Revenue Recognition

As discussed in Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, in May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition and on January 1, 2018, we adopted the new accounting standard and related amendments (collectively, the “new revenue accounting standard”), utilizing the modified retrospective method. Additionally, we elected to apply the new revenue accounting standard only to contracts not completed as of the adoption date. For contracts that were modified before the period of adoption, we elected to reflect the aggregate effect of all modifications when (1) identifying the satisfied and unsatisfied performance obligations, (2) determining the transaction price, and (3) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the new revenue accounting standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment recorded to our retained earnings at January 1, 2018 was $88 million.

The most significant impacts of the new revenue accounting standard for us are:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period, as previously required. This difference in accounting primarily impacted revenues from our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. The amount of revenue recognized upon delivery of games to our customers is analyzed on a title-by-title basis and may change in the future. For example, we expect the entire sales price from our upcoming Call of Duty: Black Ops 4 release to be recognized ratably over an estimated service period, as the gameplay will have an increased focus towards the online competitive and cooperative game modes with no single-player campaign mode. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

•                  The accounting for certain of our software licensing arrangements. While the impact of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

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

We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The lease liability will be equal to the present value of lease payments. The asset will be based on the lease liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and will require application of the new guidance at the beginning of the earliest comparative period presented, with certain transition practical expedients available to provide relief in adopting the new standard. We are evaluating the impact of this new accounting guidance on our financial statements, but expect it to have a significant impact to our consolidated balance sheet as a result of establishing lease liabilities and right-of-use assets for our operating leases. We do not plan to early adopt this new standard but do expect to elect and apply the available transition practical expedients upon adoption.

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

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of June 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$639	$21	$521	$(5)

At June 30, 2018, our Cash Flow Hedges have remaining maturities of 12 months or less. Additionally, less than $1 million of net realized but unrecognized losses are recorded within “Accumulated other comprehensive income (loss)” at June 30, 2018 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$(4)	$3	$(14)	$9	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of June 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy Euro, Sell USD	$137	$(6)	$—	$—

For the three and six months ended June 30, 2018 and 2017, pre-tax net gains associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the six months ended June 30, 2018, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $64 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and variable rate debt pursuant to the credit agreement we entered into on October 11, 2013, as amended thereafter and from time to time. We do not currently use derivative financial instruments to manage interest rate risk. As of both June 30, 2018 and December 31, 2017, a hypothetical interest rate change on our variable rate debt of one percent (100 basis points) would have changed interest expense on an annual basis by approximately $10 million. This estimate does not include a change in interest income from our investment portfolio that may result from such a hypothetical interest rate change, nor does it include the effects of other actions that we may take in the future to mitigate this risk, or any changes in our financial structure. Refer to Note 10 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding interest rates associated with our debt obligations.

Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2018, our $4.86 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of June 30, 2018, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

Item 4.       Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2018, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.       Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

*10.1	Non Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of May 1, 2018.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Spencer Neumann pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Spencer Neumann pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, (ii) condensed consolidated statements of operations for the three and six months ended June 30, 2018 and June 30, 2017, (iii) condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and June 30, 2017, (iv) condensed consolidated statements of cash flows for the six months ended June 30, 2018 and June 30, 2017; (v) condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2018; and (vi) notes to condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 2, 2018

ACTIVISION BLIZZARD, INC.

/s/ SPENCER NEUMANN	/s/ STEPHEN WEREB
Spencer Neumann	Stephen Wereb
Chief Financial Officer and	Deputy Chief Financial Officer, Chief Accounting Officer,
Principal Financial Officer of	and Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.