Form 10-Q
period 2018-09-30
Activision Blizzard, Inc.
filed 2018-11-08
CIK 718877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding at November 1, 2018 was 763,050,718.

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

The company cautions that a number of important factors could cause Activision Blizzard, Inc.’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: sales levels of Activision Blizzard, Inc.’s titles, products, and services; concentration of revenue among a small number of titles; Activision Blizzard, Inc.’s ability to predict consumer preferences, including interest in specific genres and modes and preferences among platforms; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our newly acquired or started businesses and the potential impact of our expansion into new businesses on our existing businesses; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; counterparty risks relating to customers, licensees, licensors, and manufacturers; maintenance of relationships with key personnel, customers, financing providers, licensees, licensors, manufacturers, vendors, and third-party developers, including the ability to attract, retain, and motivate key personnel and developers that can create high-quality titles, products, and services; changing business models within the video game industry, including digital delivery of content and the increased prevalence of free-to-play games; product delays or defects; competition, including from other forms of entertainment; rapid changes in technology and industry standards; possible declines in software pricing; product returns and price protection; the identification of suitable future acquisition opportunities and potential challenges associated with geographic expansion; the seasonal and cyclical nature of the interactive entertainment market; the outcome of current or future tax disputes; litigation risks and associated costs; protection of proprietary rights; potential data breaches and other cybersecurity risks; shifts in consumer spending trends; capital market risks; the impact of applicable laws, rules, and regulations, including changes in those laws, rules, and regulations; domestic and international economic, financial, and political conditions and policies; tax rates and foreign exchange rates; the impact of the current macroeconomic environment; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in millions, except share data)

	At September 30, 2018	At December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$3,308	$4,713
Accounts receivable, net of allowances of $119 and $279, at September 30, 2018 and December 31, 2017, respectively	641	918
Inventories, net	174	46
Software development	348	367
Other current assets	501	476
Total current assets	4,972	6,520
Software development	174	86
Property and equipment, net	281	294
Deferred income taxes, net	243	459
Other assets	454	440
Intangible assets, net	826	1,106
Goodwill	9,763	9,763
Total assets	$16,713	$18,668

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$312	$323
Deferred revenues	1,017	1,929
Accrued expenses and other liabilities	1,053	1,411
Total current liabilities	2,382	3,663
Long-term debt, net	2,670	4,390
Deferred income taxes, net	11	21
Other liabilities	991	1,132
Total liabilities	6,054	9,206
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,191,665,508 and 1,186,181,666 shares issued at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	10,928	10,747
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2018 and December 31, 2017	(5,563)	(5,563)
Retained earnings	5,907	4,916
Accumulated other comprehensive loss	(613)	(638)
Total shareholders’ equity	10,659	9,462
Total liabilities and shareholders’ equity	$16,713	$18,668

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues
Product sales	$263	$384	$1,447	$1,373
Subscription, licensing, and other revenues	1,249	1,234	3,672	3,601
Total net revenues (Note 2)	1,512	1,618	5,119	4,974

Costs and expenses
Cost of revenues—product sales:
Product costs	127	149	416	422
Software royalties, amortization, and intellectual property licenses	20	37	214	200
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	257	249	777	717
Software royalties, amortization, and intellectual property licenses	109	117	278	359
Product development	263	273	776	750
Sales and marketing	263	345	741	899
General and administrative	208	191	623	539
Total costs and expenses	1,247	1,361	3,825	3,886

Operating income	265	257	1,294	1,088
Interest and other expense (income), net	13	37	67	109
Loss on extinguishment of debt	40	—	40	12
Income before income tax expense (benefit)	212	220	1,187	967
Income tax expense (benefit)	(48)	32	25	109
Net income	$260	$188	$1,162	$858

Earnings per common share
Basic	$0.34	$0.25	$1.53	$1.14
Diluted	$0.34	$0.25	$1.51	$1.12

Weighted-average number of shares outstanding
Basic	763	755	761	753
Diluted	771	766	771	764

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$260	$188	$1,162	$858
Other comprehensive income (loss):
Foreign currency translation adjustment	3	9	(7)	36
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(11)	(8)	25	(45)
Unrealized gains (losses) on investments, net of tax	—	(3)	4	(4)
Total other comprehensive income (loss)	$(8)	$(2)	$22	$(13)
Comprehensive income	$252	$186	$1,184	$845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,162	$858
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	175	(138)
Depreciation and amortization	385	670
Amortization of capitalized software development costs and intellectual property licenses (1)	238	202
Loss on extinguishment of debt (Note 10)	40	12
Amortization of debt discount and financing costs	5	10
Share-based compensation expense (2)	164	118
Other	15	24
Changes in operating assets and liabilities:
Accounts receivable, net	290	(140)
Inventories	(127)	(50)
Software development and intellectual property licenses	(305)	(227)
Other assets	(15)	(70)
Deferred revenues	(710)	(320)
Accounts payable	(14)	78
Accrued expenses and other liabilities	(512)	28
Net cash provided by operating activities	791	1,055

Cash flows from investing activities:
Purchases of available-for-sale investments	(59)	(80)
Capital expenditures	(97)	(86)
Other investing activities	(4)	3
Net cash used in investing activities	(160)	(163)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	91	150
Tax payment related to net share settlements on restricted stock units	(85)	(44)
Dividends paid	(259)	(226)
Proceeds from debt issuances, net of discounts	—	3,741
Repayment of long-term debt	(1,740)	(4,251)
Premium payment for early redemption of note (Note 10)	(25)	—
Other financing activities	(2)	(10)
Net cash used in financing activities	(2,020)	(640)
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	72
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,404)	324
Cash and cash equivalents and restricted cash at beginning of period	4,720	3,262
Cash and cash equivalents and restricted cash at end of period	$3,316	$3,586

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

(Unaudited)

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard (Note 3)	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	1,162	—	1,162
Other comprehensive income (loss)	—	—	—	—	—	—	22	22
Issuance of common stock pursuant to employee stock options	5	—	—	—	93	—	—	93
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(86)	—	—	(86)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	174	—	—	174
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at September 30, 2018	1,192	$—	(429)	$(5,563)	$10,928	$5,907	$(613)	$10,659

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

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platforms. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products based on our internally developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; and Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for the console and PC platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, the first major global professional esports league with city-based teams, and our Major League Gaming (“MLG”) business, which is responsible for various esports events and serves as a multi-platform network for Activision Blizzard esports content.

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

Other

We also engage in other businesses that do not represent reportable segments, including:

•                  the Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and which, in September 2018, released the third season of the animated TV series Skylanders™ Academy on Netflix; and

•                  the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

Supplemental Cash Flow Information

For the nine months ended September 30, 2018, the beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows include restricted cash of $7 million and $8 million, respectively. For the nine months ended September 30, 2017, the beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows included restricted cash of $17 million and $10 million, respectively.

2.             Summary of Significant Accounting Policies

During the nine months ended September 30, 2018, there were no significant changes to our accounting policies, except for our adoption of a new revenue accounting standard as discussed below. Refer to Note 2 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a summary of our other significant accounting policies.

Adoption of Accounting Standards Codification 606: Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. The new standard replaces all current U.S. GAAP guidance on this topic, eliminating all industry-specific guidance and providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted the new accounting standard and related amendments (collectively, the “new revenue accounting standard”). As a result, we have updated our significant accounting policy disclosure for revenue recognition herein. Refer to Note 3 for the impact of adoption on our condensed consolidated financial statements.

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

Subscription Arrangements

Subscription revenue arrangements are mostly derived from World of Warcraft, which is playable through Blizzard’s servers and is generally sold on a subscription-only basis. Revenues associated with the sales of subscriptions are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period as the performance obligations are satisfied.

Revenues attributable to the purchase of World of Warcraft software by our customers, including expansion packs, are classified as “Product sales,” whereas revenues attributable to subscriptions and other in-game revenues are classified as “Subscription, licensing, and other revenues.”

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

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft Corporation’s (“Microsoft”) Xbox Games Store, Sony Interactive Entertainment Inc.’s (“Sony”) PSN, the Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include, but are not limited to, the following:

•      which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•      which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via the Apple App Store and the Google Play Store, and we report revenues on a net basis (i.e., net of fees retained by the digital storefront) for sales arrangements via Microsoft’s Xbox Games Store and Sony’s PSN.

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

Deferred revenue is comprised primarily of unearned revenue related to the sale of products with online functionality or online hosted arrangements. We typically invoice, and collect payment for, these sales at the beginning of the contract period and recognize revenue ratably over the estimated service period. Deferred revenue also includes payments for: product sales pending delivery or activation; subscription revenues; licensing revenues with fixed minimum guarantees; and other revenues for which we have been paid in advance and earn the revenue when we transfer control of the product or service.

Refer to Note 9 for further information, including changes in deferred revenue during the period.

Assets Recognized from Costs to Obtain a Contract with a Customer

We apply the practical expedient to expense costs, as incurred, to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount and timing of cost recognition. Total capitalized costs to obtain a contract were immaterial as of September 30, 2018.

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

The most significant impacts of the new revenue accounting standard for us are:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period as previously required. This difference in accounting primarily impacts revenues from our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. The amount of revenue recognized upon delivery of games to our customers is analyzed on a title-by-title basis and may change in the future. For example, we expect the entire sales price from our Call of Duty: Black Ops 4 release to be recognized ratably over an estimated service period, as the gameplay has an increased focus towards the online competitive and cooperative game modes with no single-player campaign mode. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

•                  The accounting for certain of our software licensing arrangements. While the impact of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

Adoption of the new revenue accounting standard impacted our condensed consolidated statement of operations for the three and nine months ended September 30, 2018, and our condensed consolidated balance sheet as of September 30, 2018 as follows (in millions, except per share data):

	For the Three Months Ended September 30, 2018
Condensed Consolidated Statement of Operations:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Net revenues
Product sales	$263	$269	$(6)
Subscription, licensing, and other revenues	1,249	1,226	23
Total net revenues	1,512	1,495	17

Costs and expenses
Cost of revenues—product sales:
Product costs	127	126	1
Software royalties, amortization, and intellectual property licenses	20	24	(4)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	257	257	—
Software royalties, amortization, and intellectual property licenses	109	109	—
Product development	263	263	—
Sales and marketing	263	263	—
General and administrative	208	208	—
Total costs and expenses	1,247	1,250	(3)

Operating income	265	245	20
Interest and other expense (income), net	13	13	—
Loss on extinguishment of debt	40	40	—
Income before income tax expense (benefit)	212	192	20
Income tax expense (benefit)	(48)	(57)	9
Net income	$260	$249	$11

Earnings per common share
Basic	$0.34	$0.33	$0.01
Diluted	$0.34	$0.32	$0.02

	For the Nine Months Ended September 30, 2018
Condensed Consolidated Statement of Operations:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Net revenues
Product sales	$1,447	$1,593	$(146)
Subscription, licensing, and other revenues	3,672	3,645	27
Total net revenues	5,119	5,238	(119)

Costs and expenses
Cost of revenues—product sales:
Product costs	416	438	(22)
Software royalties, amortization, and intellectual property licenses	214	232	(18)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	777	777	—
Software royalties, amortization, and intellectual property licenses	278	278	—
Product development	776	776	—
Sales and marketing	741	740	1
General and administrative	623	623	—
Total costs and expenses	3,825	3,864	(39)

Operating income	1,294	1,374	(80)
Interest and other expense (income), net	67	67	—
Loss on extinguishment of debt	40	40	—
Income before income tax expense	1,187	1,267	(80)
Income tax expense	25	41	(16)
Net income	$1,162	$1,226	$(64)

Earnings per common share
Basic	$1.53	$1.61	$(0.08)
Diluted	$1.51	$1.59	$(0.08)

	At September 30, 2018
Condensed Consolidated Balance Sheet:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Assets
Accounts receivable, net	$641	$637	$4
Software development	348	350	(2)
Other current assets	501	519	(18)
Deferred income taxes, net	243	262	(19)
Other assets	454	469	(15)

Liabilities and Shareholders’ Equity
Deferred revenues	$1,017	$1,077	$(60)
Accrued expenses and other liabilities	1,053	1,056	(3)
Other liabilities	991	1,005	(14)
Shareholders’ equity	10,659	10,632	27

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

We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The lease liability will be equal to the present value of lease payments. The asset will be based on the lease liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. When the new standard was initially issued, it was required to be adopted using a modified retrospective transition that required application of the new guidance at the beginning of the earliest comparative period presented, subject to certain transition practical expedients available to provide relief in connection with the adoption. In July 2018, the FASB issued guidance to provide for an optional adoption method that allows companies to use the effective date of the new lease standard as the initial date of application on transition, and therefore does not require prior periods to be restated.

Although we continue to evaluate the impact of this new accounting guidance on our financial statements, we expect it to have a significant impact on our consolidated balance sheet as a result of establishing lease liabilities and right-of-use assets for our operating leases. As part of our evaluation process, we have established a project implementation team that is evaluating our lease portfolio and system solutions, as well as identifying required process and policy changes, which include consideration of internal controls. We have made progress in gathering the necessary data elements for our lease population, have selected a system provider, and system configuration and implementation is underway. We do not plan to early adopt this new standard but do expect to elect and apply the available transition practical expedients, including the optional adoption method discussed above.

Goodwill

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract. The new guidance requires customers to capitalize implementation costs for these arrangements by applying the same criteria that is utilized for existing internal-use software guidance. The capitalized costs are required to be amortized over the associated term of the arrangement, generally on a straight-line basis, with amortization of these costs presented in the same financial statement line item as other costs associated with the arrangement. The new standard is effective for fiscal years beginning after December 15, 2019, and can be applied retrospectively or prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

4.                                      Inventories, Net

Inventories, net, consist of the following (amounts in millions):

	At September 30, 2018	At December 31, 2017
Finished goods	$161	$45
Purchased parts and components	13	1
Inventories, net	$174	$46

At September 30, 2018 and December 31, 2017, inventory reserves were $23 million and $36 million, respectively.

5.                                      Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At September 30, 2018	At December 31, 2017
Internally-developed software costs	$356	$270
Payments made to third-party software developers	166	183
Total software development costs	$522	$453

As of both September 30, 2018 and December 31, 2017, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of capitalized software development costs and intellectual property licenses	$33	$34	$242	$206

6.                                      Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At September 30, 2018
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(987)	$167
Developed software	2 - 5 years	601	(413)	188
Customer base	2 years	617	(617)	—
Trade names	7 - 10 years	54	(21)	33
Other	1 - 15 years	19	(14)	5
Total definite-lived intangible assets		$2,445	$(2,052)	$393

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$826

	At December 31, 2017
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(869)	$285
Developed software	2 - 5 years	601	(301)	300
Customer base	2 years	617	(573)	44
Trade names	7 - 10 years	54	(16)	38
Other	1 - 15 years	19	(13)	6
Total definite-lived intangible assets		$2,445	$(1,772)	$673

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47
Total indefinite-lived intangible assets				$433
Total intangible assets, net				$1,106

Amortization expense of our intangible assets was $84 million and $280 million for the three and nine months ended September 30, 2018, respectively. Amortization expense of our intangible assets was $188 million and $573 million for the three and nine months ended September 30, 2017, respectively.

At September 30, 2018, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2018 (remaining three months)	$91
2019	210
2020	69
2021	11
2022	7
Thereafter	5
Total	$393

7.                                      Goodwill

The carrying amount of goodwill by reportable segment at September 30, 2018 and December 31, 2017 was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Goodwill	$6,898	$190	$2,675	$9,763

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2018 Using
	As of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,087	$3,087	$—	$—	Cash and cash equivalents
Foreign government treasury bills	35	35	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	116	116	—	—	Other current assets
Foreign currency forward contracts designated as hedges	11	—	11	—	Other current assets
Total recurring fair value measurements	$3,249	$3,238	$11	$—

Financial liabilities:
Foreign currency forward contracts not designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(4)	$—	$(4)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2017 Using
	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,405	$4,405	$—	$—	Cash and cash equivalents
Foreign government treasury bills	39	39	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	55	55	—	—	Other current assets
Total recurring fair value measurements	$4,499	$4,499	$—	$—

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of September 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$843	$7	$521	$(5)

At September 30, 2018, our Cash Flow Hedges have remaining maturities of 15 months or less. Additionally, $3 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at September 30, 2018 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$3	$(2)	$(11)	$7	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of September 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy Euro, Sell USD	$119	$(5)	$—	$—

For the three and nine months ended September 30, 2018 and 2017, pre-tax net gains associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three and nine months ended September 30, 2018 and 2017, there were no impairment charges related to assets that are measured on a non-recurring basis.

9.             Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance of deferred revenues as of January 1, 2018 and the ending balance as of September 30, 2018 were $1.8 billion and $1.0 billion, respectively, including our current and non-current balances. For the nine months ended September 30, 2018, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the nine months ended September 30, 2018, $1.6 billion of revenues were recognized that were included in the deferred revenues balance at the beginning of the period.

As of September 30, 2018, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.2 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize a significant majority of this balance as revenue over the next 12 months, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

10.          Debt

Credit Facilities

At December 31, 2017, we had outstanding term loans “A” of approximately $990 million (the “2017 TLA”) and $250 million available under a revolving credit facility pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”).

On August 24, 2018, using available cash on hand, we made a voluntary prepayment of $990 million to fully repay and extinguish the 2017 TLA. As a result, we wrote-off unamortized discount and financing costs of $7 million, which are included in “Loss on extinguishment of debt” in the condensed consolidated statement of operations. On August 24, 2018, we also entered into the Seventh Amendment (the “Amendment”) to the Credit Agreement. The Amendment, among other things: (1) provided for a new tranche of revolving credit commitments in an aggregate principal amount of $1.5 billion (the “New Revolver”), which replaced our prior revolving credit facility; (2) amended the Credit Agreement to remove mechanics related to the 2017 TLA, which, as noted above, was repaid in full prior to the effectiveness of the Amendment; and (3) eliminated or amended certain representations, warranties and covenants to reflect our current credit ratings.

The New Revolver is scheduled to mature on August 24, 2023. Borrowings under the New Revolver will bear interest, at the Company’s option, at either (1) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the London Interbank Offered Rate (“LIBOR”) for an interest period of one month beginning on such day plus 1.00%, or (2) LIBOR, in each case, plus an applicable interest margin.  LIBOR will be subject to a floor of 0% and base rate will be subject to an effective floor of 1.00%.  The applicable interest margin for borrowings under the New Revolver will range from 0.875% to 1.375% for LIBOR borrowings and from 0% to 0.375% for base rate borrowings and will be determined by reference to a pricing grid based on the Company’s credit ratings.  To date, we have not drawn on the New Revolver.

Under the Credit Agreement, we are subject to a financial covenant requiring the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) not to exceed 3.75:1.00 (or, at the Company’s option and for a limited period of time upon the consummation of a Qualifying Acquisition (as defined in the Credit Agreement), 4.25:1.00). The Credit Agreement contains covenants customary for transactions of this type for issuers with similar credit ratings, including those restricting liens, debt of non-guarantor subsidiaries and certain fundamental changes, in each case with exceptions, including exceptions for secured debt and debt of non-guarantor subsidiaries of the Company, in each case up to an amount not exceeding 7.5% of Total Assets (as defined in the Credit Agreement). We were in compliance with the terms of the Credit Agreement as of September 30, 2018.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details regarding the Credit Agreement, its key terms, and previous amendments made to it.

Unsecured Senior Notes

At December 31, 2017, we had the following unsecured senior notes outstanding:

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

On July 17, 2018, we issued an irrevocable notice of redemption to the holders of all of our outstanding 2023 Notes. Accordingly, on August 16, 2018, using available cash on hand, we redeemed the 2023 Notes in full at a redemption price equal to 100% of the principal amount of the 2023 Notes plus a “make-whole” premium calculated as set forth in the indenture governing the 2023 Notes and accrued and unpaid interest to the redemption date. The redemption of the 2023 Notes resulted in a “Loss on extinguishment of debt” recorded in the condensed consolidated statement of operations of $33 million, comprised of premium payments of $25 million and a write-off of unamortized discount and deferred financing costs of $8 million. All other Notes referred to above remained outstanding as of September 30, 2018.

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the New Revolver described above. The Notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. We were in compliance with the terms of the Notes as of September 30, 2018.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes, the 2023 Notes, and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, we had accrued interest payable of $14 million and $28 million, respectively, related to the Notes.

Refer to Note 11 contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details regarding key terms under our indentures that govern the Notes.

Interest Expense and Financing Costs

Fees and discounts associated with the issuance of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and are amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

For the three and nine months ended September 30, 2018, interest expense was $32 million and $113 million, respectively, and amortization of the debt discount and deferred financing costs were $1 million and $5 million, respectively. For the three and nine months ended September 30, 2017, interest expense was $39 million and $110 million, respectively, and amortization of the debt discount and deferred financing costs were $2 million and $10 million, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At September 30, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(4)	$646
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(30)	$2,670

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(50)	$4,390

As of September 30, 2018, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years and thereafter are as follows (amounts in millions):

For the year ending December 31,
2018 (remaining three months)	$—
2019	—
2020	—
2021	650
2022	400
Thereafter	1,650
Total	$2,700

On February 1, 2018, our Board of Directors authorized repayment of up to $1.8 billion of the company’s outstanding debt during 2018. As of September 30, 2018, we had utilized this entire authorization to repay our 2017 TLA and redeem our 2023 Notes, as described above.

Using Level 2 inputs (i.e., observable market prices in less-than-active markets) at September 30, 2018, the carrying values of the 2021 Notes and the 2022 Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At September 30, 2018, based on Level 2 inputs, the fair values of the 2026 Notes, the 2027 Notes, and the 2047 Notes were $809 million, $379 million, and $380 million, respectively.

Using Level 2 inputs at December 31, 2017, with the exception of the 2023 Notes and the 2047 Notes, the carrying values of our debt instruments approximated their fair values. At December 31, 2017, based on Level 2 inputs, the fair values of the 2023 Notes and the 2047 Notes were $795 million and $421 million, respectively.

11.          Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2017	$(623)	$(15)	$—	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	(7)	14	4	11
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	11	—	11
Balance at September 30, 2018	$(627)	$10	$4	$(613)

	For the Nine Months Ended September 30, 2017
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available- for-sale securities	Total
Balance at December 31, 2016	$(659)	$29	$1	$(629)
Other comprehensive income (loss) before reclassifications	20	(38)	(2)	(20)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	16	(7)	(2)	7
Balance at September 30, 2017	$(623)	$(16)	$(3)	$(642)

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

Information on reportable segment net revenues and operating income for the three months ended September 30, 2018 and 2017, are presented below (amounts in millions):

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$397	$627	$506	$1,530
Intersegment net revenues (1)	—	8	—	8
Segment net revenues	$397	$635	$506	$1,538

Segment operating income	$112	$189	$184	$485

	Three Months Ended September 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$759	$531	$528	$1,818
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$759	$531	$528	$1,818

Segment operating income	$261	$168	$208	$637

Information on reportable segment net revenues and operating income for the nine months ended September 30, 2018 and 2017, are presented below (amounts in millions):

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,047	$1,592	$1,542	$4,181
Intersegment net revenues (1)	—	14	—	14
Segment net revenues	$1,047	$1,606	$1,542	$4,195

Segment operating income	$288	$444	$543	$1,275

	Nine Months Ended September 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,291	$1,539	$1,482	$4,312
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$1,291	$1,539	$1,482	$4,312

Segment operating income	$371	$552	$538	$1,461

(1)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation to consolidated net revenues:
Segment net revenues	$1,538	$1,818	$4,195	$4,312
Revenues from other segments (1)	128	84	246	204
Net effect from recognition (deferral) of deferred net revenues	(146)	(284)	692	458
Elimination of intersegment revenues (2)	(8)	—	(14)	—
Consolidated net revenues	$1,512	$1,618	$5,119	$4,974

Reconciliation to consolidated income before income tax expense:
Segment operating income	$485	$637	$1,275	$1,461
Operating (loss) income from other segments (1)	7	(12)	(4)	(15)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(89)	(132)	468	370
Share-based compensation expense	(55)	(47)	(166)	(120)
Amortization of intangible assets	(83)	(187)	(279)	(571)
Fees and other expenses related to the acquisition of King (3)	—	(3)	—	(12)
Restructuring costs (4)	—	—	—	(11)
Other non-cash charges (5)	—	1	—	(14)
Consolidated operating income	265	257	1,294	1,088
Interest and other expense (income), net	13	37	67	109
Loss on extinguishment of debt	40	—	40	12
Consolidated income before income tax expense	$212	$220	$1,187	$967

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

Due to requirements from our adoption of the new revenue accounting standard as discussed in Note 2, net revenues by distribution channel for the three and nine months ended September 30, 2018, include a reconciliation to our segment revenues as disclosed for each of our reportable segments above. Net revenues by distribution channel were as follows (amounts in millions):

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$299	$480	$505	$—	$(8)	$1,276
Retail channels	53	23	—	—	—	76
Other (2)	—	35	—	125	—	160
Total consolidated net revenues	$352	$538	$505	$125	$(8)	$1,512

Change in deferred revenues:
Digital online channels (1)	$57	$101	$1	$—	$—	$159
Retail channels	(12)	(2)	—	—	—	(14)
Other (2)	—	(2)	—	3	—	1
Total change in deferred revenues	$45	$97	$1	$3	$—	$146

Segment net revenues:
Digital online channels (1)	$356	$581	$506	$—	$(8)	$1,435
Retail channels	41	21	—	—	—	62
Other (2)	—	33	—	128	—	161
Total segment net revenues	$397	$635	$506	$128	$(8)	$1,658

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,110	$1,355	$1,547	$—	$(14)	$3,998
Retail channels	707	57	—	—	—	764
Other (2)	—	124	—	233	—	357
Total consolidated net revenues	$1,817	$1,536	$1,547	$233	$(14)	$5,119

Change in deferred revenues:
Digital online channels (1)	$(234)	$79	$(5)	$—	$—	$(160)
Retail channels	(536)	(10)	—	—	—	(546)
Other (2)	—	1	—	13	—	14
Total change in deferred revenues	$(770)	$70	$(5)	$13	$—	$(692)

Segment net revenues:
Digital online channels (1)	$876	$1,434	$1,542	$—	$(14)	$3,838
Retail channels	171	47	—	—	—	218
Other (2)	—	125	—	246	—	371
Total segment net revenues	$1,047	$1,606	$1,542	$246	$(14)	$4,427

Net revenues by distribution channel for the three and nine months ended September 30, 2017, were as follows (amounts in millions):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues by distribution channel:
Digital online channels (1)	$1,354	$4,048
Retail channels	168	698
Other (2)	96	228
Total consolidated net revenues	$1,618	$4,974

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three and nine months ended September 30, 2018, were as follows (amounts in millions):

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$214	$242	$309	$13	$(4)	$774
EMEA (1)	109	172	143	112	(2)	534
Asia Pacific	29	124	53	—	(2)	204
Total consolidated net revenues	$352	$538	$505	$125	$(8)	$1,512

Change in deferred revenues:
Americas	$33	$43	$—	$—	$—	$76
EMEA (1)	8	48	1	3	—	60
Asia Pacific	4	6	—	—	—	10
Total change in deferred revenues	$45	$97	$1	$3	$—	$146

Segment net revenues:
Americas	$247	$285	$309	$13	$(4)	$850
EMEA (1)	117	220	144	115	(2)	594
Asia Pacific	33	130	53	—	(2)	214
Total segment net revenues	$397	$635	$506	$128	$(8)	$1,658

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,074	$716	$945	$13	$(8)	$2,740
EMEA (1)	613	497	448	220	(4)	1,774
Asia Pacific	130	323	154	—	(2)	605
Total consolidated net revenues	$1,817	$1,536	$1,547	$233	$(14)	$5,119

Change in deferred revenues:
Americas	$(439)	$43	$(3)	$—	$—	$(399)
EMEA (1)	(287)	34	(2)	13	—	(242)
Asia Pacific	(44)	(7)	—	—	—	(51)
Total change in deferred revenues	$(770)	$70	$(5)	$13	$—	$(692)

Segment net revenues:
Americas	$635	$759	$942	$13	$(8)	$2,341
EMEA (1)	326	531	446	233	(4)	1,532
Asia Pacific	86	316	154	—	(2)	554
Total segment net revenues	$1,047	$1,606	$1,542	$246	$(14)	$4,427

Net revenues by geographic region for the three and nine months ended September 30, 2017, were as follows (amounts in millions):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues by geographic region:
Americas	$798	$2,586
EMEA (1)	593	1,684
Asia Pacific	227	704
Total consolidated net revenues	$1,618	$4,974

(1)                                 “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)                                 Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 46% and 43% of consolidated net revenues for the three months ended September 30, 2018 and 2017, respectively. The Company’s net revenues in the U.K. were 13% and 12% of consolidated net revenues for the three months ended September 30, 2018 and 2017, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended September 30, 2018 or 2017.

The Company’s net revenues in the U.S. were 47% and 46% of consolidated net revenues for the nine months ended September 30, 2018 and 2017, respectively. The Company’s net revenues in the U.K. were 11% and 10% of consolidated net revenues for the nine months ended September 30, 2018 and 2017, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the nine months ended September 30, 2018 or 2017.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three and nine months ended September 30, 2018, were as follows (amounts in millions):

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$307	$40	$—	$—	$—	$347
PC	40	414	36	—	(8)	482
Mobile and ancillary (1)	5	49	469	—	—	523
Other (2)	—	35	—	125	—	160
Total consolidated net revenues	$352	$538	$505	$125	$(8)	$1,512

Change in deferred revenues:
Console	$29	$(9)	$—	$—	$—	$20
PC	16	101	—	—	—	117
Mobile and ancillary (1)	—	7	1	—	—	8
Other (2)	—	(2)	—	3	—	1
Total change in deferred revenues	$45	$97	$1	$3	$—	$146

Segment net revenues:
Console	$336	$31	$—	$—	$—	$367
PC	56	515	36	—	(8)	599
Mobile and ancillary (1)	5	56	470	—	—	531
Other (2)	—	33	—	128	—	161
Total segment net revenues	$397	$635	$506	$128	$(8)	$1,658

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,597	$133	$—	$—	$—	$1,730
PC	208	1,140	118	—	(14)	1,452
Mobile and ancillary (1)	12	139	1,429	—	—	1,580
Other (2)	—	124	—	233	—	357
Total consolidated net revenues	$1,817	$1,536	$1,547	$233	$(14)	$5,119

Change in deferred revenues:
Console	$(695)	$(25)	$—	$—	$—	$(720)
PC	(76)	96	—	—	—	20
Mobile and ancillary (1)	1	(2)	(5)	—	—	(6)
Other (2)	—	1	—	13	—	14
Total change in deferred revenues	$(770)	$70	$(5)	$13	$—	$(692)

Segment net revenues:
Console	$902	$108	$—	$—	$—	$1,010
PC	132	1,236	118	—	(14)	1,472
Mobile and ancillary (1)	13	137	1,424	—	—	1,574
Other (2)	—	125	—	246	—	371
Total segment net revenues	$1,047	$1,606	$1,542	$246	$(14)	$4,427

Net revenues by platform for the three and nine months ended September 30, 2017, were as follows (amounts in millions):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues by platform:
Console	$527	$1,710
PC	461	1,534
Mobile and ancillary (1)	534	1,502
Other (2)	96	228
Total consolidated net revenues	$1,618	$4,974

(1)                                 Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders® franchise and other physical merchandise and accessories.

(2)                                 Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At September 30, 2018	At December 31, 2017
Long-lived assets (1) by geographic region:
Americas	$202	$197
EMEA	61	75
Asia Pacific	18	22
Total long-lived assets by geographic region	$281	$294

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

On June 27, 2018, the Company entered into a closing agreement with the Internal Revenue Service (“IRS”) to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the “Closing Agreement”). The primary adjustments related to the Closing Agreement that were recognized in the second quarter of 2018 were a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million. In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. The Closing Agreement results in federal and state cash tax payments totaling approximately $345 million, of which we made federal tax payments of $334 million in October 2018.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, the Company evaluates the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2017, the Company had a deferred tax asset for California research and development credit carryforwards (“CA R&D Credits”), which can be carried forward indefinitely.  The Closing Agreement impacts historical and prospective filings in certain states, including California, and after considering the impact of the Closing Agreement on its prospective California taxable income, the Company determined that its remaining CA R&D Credits no longer met the threshold of more likely than not of being realized in the future. Accordingly, during the three months ended June 30, 2018, we recorded a full valuation allowance of $57 million. Additionally, the Company has not recognized a tax benefit for current-year CA R&D Credits in its year-to-date tax expense. We will reassess this determination quarterly and record a tax benefit if future evidence allows for a partial or full release of this valuation allowance.

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

During the three months ended June 30, 2018, the Company obtained additional information, including adjustments related to the Closing Agreement, and the evaluation of the impact of changing our indefinite reinvestment assertion, which affected the provisional amount initially recorded for the U.S. Tax Reform Act in the fourth quarter of 2017. As a result, the Company recorded an additional tax expense of $34 million in the three months ended June 30, 2018, reflecting the effects of the U.S. Tax Reform Act.

In conjunction with the filing of our 2017 federal tax return, during the three months ended September 30, 2018, the Company prepared and analyzed additional information, which affected the provisional amounts initially recorded for the U.S. Tax Reform Act in the fourth quarter of 2017.  As result, the Company recorded a tax benefit of $80 million related to the Transition Tax and remeasurement of deferred taxes in the three months September 30, 2018, reflecting the effects of the U.S. Tax Reform Act.

We continue to evaluate the ongoing impacts of the U.S. Tax Reform Act, including provisions impacting certain foreign income, such as a tax on global intangible low-taxed income of foreign subsidiaries (“GILTI”) and a deduction for foreign derived intangible income. These provisions are complex and subject to continuing regulatory interpretation by the IRS. While we have included an estimate of GILTI in our estimated effective tax rate for 2018, we may make adjustments as we interpret the U.S. Tax Reform Act and any additional guidance issued and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

The income tax benefit of $48 million for the three months ended September 30, 2018, reflects an effective tax rate of (23)%, which is lower than the effective tax rate of 15% for the three months ended September 30, 2017. The decrease is due to a discrete tax benefit resulting from adjustments made to the provisional amount initially recorded for U.S. Tax Reform Act described above and the benefit from the lower U.S. corporate income tax rate in the current year. This decrease was partially offset by lower excess tax benefits from share-based payments.

The income tax expense of $25 million for the nine months ended September 30, 2018, reflects an effective tax rate of 2%, which is lower than the effective tax rate of 11% for the nine months ended September 30, 2017. The decrease is due to a discrete net tax benefit resulting from the Closing Agreement, a discrete tax benefit resulting from adjustments made to the provisional amount initially recorded for U.S. Tax Reform Act and the benefit from the lower U.S. corporate income tax rate in the current year, net of the impact of GILTI. This decrease was partially offset by the valuation allowance recorded with regard to CA R&D Credits and lower excess tax benefits from share-based payments.

The effective tax rate of (23)% and 2% for the three and nine months ended September 30, 2018, respectively, is lower than the U.S. statutory rate of 21%, primarily due to a discrete net tax benefit resulting from the Closing Agreement, a discrete tax benefit resulting from adjustments made to the provisional amount initially recorded for U.S. Tax Reform Act, foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, and recognition of federal research and development credits, partially offset by the valuation allowance recorded with regard to CA R&D Credits.

Activision Blizzard’s 2009 through 2016 tax years remain open to examination by certain major taxing jurisdictions to which we are subject. During February 2018, the Company was notified by the IRS that its tax returns for 2012 through 2016 tax years will be subject to examination. In September 2018, the IRS concluded its examination of our 2009 through 2011 tax years. The Company also has several state and non-U.S. audits pending, including the French audit discussed below. In addition, as part of purchase price accounting for our 2016 acquisition of King, the Company assumed $74 million of uncertain tax positions primarily related to pre-acquisition transfer pricing matters. The Company is currently in negotiations with the tax authorities in the relevant jurisdictions, which include the UK and Sweden, with respect to King’s transfer pricing for both pre- and post-acquisition tax years. While the outcome of these negotiations remains uncertain, they could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

On October 25, 2018, we received a proposal from the Swedish Tax Agency (“STA”) informing us of their intent to issue an audit assessment to a Swedish subsidiary of King for the 2016 tax year. The STA proposal described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $400 million) primarily concerning an alleged intercompany asset transfer. We disagree with the STA’s proposal and, if they proceed with issuing a formal tax assessment, intend to vigorously contest it. We would plan to pursue all remedies available to us to successfully resolve the matter, including administrative remedies with the STA, multilateral procedures with other relevant taxing jurisdictions, and, if necessary, judicial remedies. While we believe our tax provisions at September 30, 2018 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities.

On December 28, 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing concerning intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $660 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and, if necessary, judicial remedies. While we believe our tax provisions at September 30, 2018 are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for years 2011 through 2013, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

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

14.                                           Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Consolidated net income	$260	$188	$1,162	$858

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	763	755	761	753
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	8	11	10	11
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	771	766	771	764

Basic earnings per common share	$0.34	$0.25	$1.53	$1.14
Diluted earnings per common share	$0.34	$0.25	$1.51	$1.12

The vesting of certain of our employee-related restricted stock units and options is contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 6 million shares are not included in the computation of diluted earnings per share for both the three and nine months ended September 30, 2018, as their underlying performance measures had not yet been met. Approximately 9 million and 8 million shares are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, as their underlying performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, approximately 1 million and 2 million options to purchase shares of common stock were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2018, respectively, and 1 million options to purchase shares of common stock were not included in the calculation of diluted earnings per common share for both the three and nine months ended September 30, 2017, as the effect of their inclusion would be anti-dilutive.

15.                               Capital Transactions

Repurchase Program

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. As of September 30, 2018, we have not repurchased any shares under this program.

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

Our Segments

Based on our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”), is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platforms. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products based on our internally developed intellectual properties, as well as some licensed properties. We have also established a long-term alliance with Bungie to publish its game universe, Destiny.

Activision’s key product franchises include: Call of Duty®, a first-person shooter for the console and PC platforms; and Destiny, an online universe of first-person action gameplay (which we call a “shared-world shooter”) for the console and PC platforms.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, the first major global professional esports league with city-based teams, and our Major League Gaming (“MLG”) business, which is responsible for various esports events and serves as a multi-platform network for Activision Blizzard esports content.

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

Other

We also engage in other businesses that do not represent reportable segments, including:

•                  the Activision Blizzard Studios (“Studios”) business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties, and which, in September 2018, released the third season of the animated TV series Skylanders™ Academy on Netflix; and

•                  the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

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

During the three months ended September 30, 2018:

•                  consolidated net revenues decreased 7% to $1.51 billion, while consolidated operating income increased 3% to $265 million, as compared to consolidated net revenues of $1.62 billion and consolidated operating income of $257 million for the three months ended September 30, 2017;

•                  revenues from digital online channels were $1.28 billion, or 84% of consolidated net revenues, as compared to $1.35 billion, or 84% of consolidated net revenues, for the three months ended September 30, 2017;

•                  operating margin was 17.5%, as compared to 15.9% for the three months ended September 30, 2017;

•                  consolidated net income increased 38% to $260 million, as compared to $188 million for the three months ended September 30, 2017; net income for the 2018 period included $72 million of net tax benefits from discrete tax items primarily related to updates to our accounting for the Tax Cuts and Jobs Act (“U.S. Tax Reform Act”) (see “Consolidated Results” discussion below for additional details); and

•                  diluted earnings per common share increased 36% to $0.34, as compared to $0.25 for the three months ended September 30, 2017.

During the nine months ended September 30, 2018:

•                  consolidated net revenues increased 3% to $5.12 billion, and consolidated operating income increased 19% to $1.29 billion, as compared to consolidated net revenues of $4.97 billion and consolidated operating income of $1.09 billion for the nine months ended September 30, 2017;

•                  revenues from digital online channels were $4.00 billion, or 78% of consolidated net revenues, as compared to $4.05 billion, or 81% of consolidated net revenues, for the nine months ended September 30, 2017;

•                  operating margin was 25.3%, as compared to 21.9% for the nine months ended September 30, 2017;

•                  cash flows from operating activities were $791 million, a decrease of 25%, as compared to $1.06 billion for the nine months ended September 30, 2017;

•                  consolidated net income increased 35% to $1.16 billion, as compared to $858 million for the nine months ended September 30, 2017; net income for the 2018 period included $97 million of net tax benefits from several discrete tax items, primarily related to updates to our accounting for the U.S. Tax Reform Act, the settlement with the Internal Revenue Service (“IRS”) with respect to intercompany transfer pricing arrangements, and the establishment of a valuation allowance on California research and development credit carryforwards (see “Consolidated Results” discussion below for additional details); and

•                  diluted earnings per common share increased 35% to $1.51, as compared to $1.12 for the nine months ended September 30, 2017.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended September 30, 2018, include a net effect of $146 million and $89 million, respectively, from the deferral of net revenues and related cost of revenues. Net revenues and operating income for the nine months ended September 30, 2018, include a net effect of $692 million and $468 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Content Release and Event Highlights

Games and downloadable content that were released during the three months ended September 30, 2018, include:

•                  Activision’s United Front, the third downloadable content pack for Call of Duty: WWII, on Xbox One and PC;

•                  Activision’s Shadow War, the fourth downloadable content pack for Call of Duty: WWII;

•                  Activision’s Forsaken, the third expansion to Destiny 2;

•                  Blizzard’s latest expansion to Hearthstone—Boomsday™; and

•                  Blizzard’s World of Warcraft: Battle for Azeroth™, the seventh expansion to World of Warcraft.

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

Net bookings were as follows (amounts in millions):

	September 30, 2018	September 30, 2017	Increase (Decrease)
Net bookings
Three Months Ended	$1,658	$1,902	$(244)
Nine Months Ended	$4,427	$4,516	$(89)

Q3 2018 vs. Q3 2017

The decrease in net bookings for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to:

•                  lower net bookings from the Destiny franchise, primarily due to lower net bookings from Forsaken, the third expansion to Destiny 2, which was released in September 2018, as compared to the full game release of Destiny 2 in September 2017;

•                  lower net bookings from Call of Duty: Infinite WarfareTM (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare® Remastered), which was released in November 2016, in its second year after release, as compared to Call of Duty: Black Ops III, which was released in November 2015, in its second year after release; and

•                  lower net bookings from Crash Bandicoot™ N. Sane Trilogy, which was released in June 2017 on the PlayStation 4 platform, and in June 2018 on the Xbox One, PC, and Nintendo Switch platforms.

The decrease was partially offset by higher net bookings from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in net bookings for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  lower net bookings from Call of Duty: Infinite Warfare in its second year after release, as compared to Call of Duty: Black Ops III in its second year after release;

•                  lower net bookings from Overwatch, which was released in May 2016, and Hearthstone;

•                  lower net bookings from the Destiny franchise, primarily due to lower net bookings from the Forsaken expansion, as compared to the full-game release of Destiny 2; and

•                  lower net bookings due to fewer content releases in 2018 from our Diablo and Bubble Witch franchises as compared to 2017.

The decrease was partially offset by:

•                  higher net bookings from World of Warcraft, driven by World of Warcraft: Battle for Azeroth;

•                  higher net bookings from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016;

•                  higher net bookings from the Candy Crush franchise due to increased monetization, primarily through in-game features and events; and

•                  net bookings from the Overwatch League, which started its inaugural regular season in January 2018.

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

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Activision	46	45	51	55	49	47
Blizzard	37	37	38	40	42	46
King	262	270	285	290	293	314
Total	345	352	374	385	384	407

Average MAUs decreased by 7 million, or 2%, for the three months ended September 30, 2018, as compared to the three months ended June 30, 2018. The sequential decrease in King’s average MAUs is due to minor decreases across franchises from less engaged users leaving the network.

Average MAUs decreased by 39 million, or 10%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The year-over-year decrease in King’s average MAUs is due to decreases across King’s franchises from less engaged users leaving the network. King MAUs were also negatively impacted by technical system changes in the prior quarter made by some third-party partners in response to data initiatives, which inadvertently impacted some users’ ability to play and spend money in King games. The year-over-year decrease in Blizzard’s average MAUs is due to lower MAUs for Hearthstone and Overwatch.

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

Further, the wide adoption of smart phones globally and the free-to-play business model on the mobile platform has increased the total addressable market for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than both console and PC gaming and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment from, our franchises.

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

As part of our efforts to take advantage of the esports opportunity, during 2017 we completed the sale of 12 teams for the Overwatch League, the first major global professional esports league with city-based teams, which completed its inaugural season in July 2018. During 2018, we have completed the sale of eight additional teams, which are expected to compete in the league’s second season.

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

In addition to investing in, and developing sequels and content for, our top franchises, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. In 2014, we released Hearthstone and Destiny; in 2015, we released Heroes of the Storm; and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence in the mobile market, in 2016 we acquired King.

Overall, we do expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry’s, revenues and profits in the near future. Accordingly, our ability to maintain our top franchises and our ability to successfully compete against our competitors’ top franchises can significantly impact our performance.

Recurring Revenue Business Models

Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business further towards a more consistently recurring and year-round model. Offering downloadable content and microtransactions, in addition to full games, allows our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenues, it can also increase player engagement. Also, mobile games, and free-to-play games more broadly, are generally less seasonal than games developed primarily for the console or PC platforms.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated in dollars (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
Net revenues
Product sales	$263	17%	$384	24%	$1,447	28%	$1,373	28%
Subscription, licensing, and other revenues	1,249	83	1,234	76	3,672	72	3,601	72
Total net revenues	1,512	100	1,618	100	5,119	100	4,974	100

Costs and expenses:
Cost of revenues—product sales:
Product costs	127	48	149	39	416	29	422	31
Software royalties, amortization, and intellectual property licenses	20	8	37	10	214	15	200	15
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	257	21	249	20	777	21	717	20
Software royalties, amortization, and intellectual property licenses	109	9	117	9	278	8	359	10
Product development	263	17	273	17	776	15	750	15
Sales and marketing	263	17	345	21	741	14	899	18
General and administrative	208	14	191	12	623	12	539	11
Total costs and expenses	1,247	82	1,361	84	3,825	75	3,886	78

Operating income	265	18	257	16	1,294	25	1,088	22
Interest and other expense (income), net	13	1	37	2	67	1	109	3
Loss on extinguishment of debt (1)	40	3	—	—	40	1	12	—
Income before income tax expense (benefit)	212	14	220	14	1,187	23	967	19
Income tax expense (benefit)	(48)	(3)	32	2	25	—	109	2
Net income	$260	17%	$188	12%	$1,162	23%	$858	17%

(1)         Represents the loss on extinguishment of debt we recognized associated with our debt financing activities. The 2018 loss on extinguishment is comprised of a $25 million premium payment and an $8 million write-off of unamortized discount and deferred financing costs associated with the redemption of our 2023 Notes, along with a $7 million write-off of unamortized discount and deferred financing costs associated with the extinguishment of our outstanding tranche of term loans “A”. The 2017 loss on extinguishment is comprised of a $12 million write-off of unamortized discount and deferred financing costs associated with refinancing activities related to our tranche of term loans “A”.

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	2017	Increase (decrease)	% Change	2018	2017	Increase (decrease)	% Change
Consolidated net revenues	$1,512	$1,618	$(106)	(7)%	$5,119	$4,974	$145	3%
Net effect from recognition (deferral) of deferred net revenues	(146)	(284)	138		692	458	234

Consolidated Net Revenues

Q3 2018 vs. Q3 2017

The decrease in consolidated net revenues for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease of $133 million in revenues recognized from Activision, primarily due to lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, in its second year after release, as compared to Call of Duty: Black Ops III, which was released in November 2015, in its second year after release, and lower revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017 on the PlayStation 4 platform, and in June 2018 on the Xbox One, PC, and Nintendo Switch platforms.

The decrease was partially offset by a $20 million increase in revenues recognized from Blizzard, primarily due to higher revenues recognized from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017, partially offset by lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q3 2018 vs. YTD Q3 2017

The increase in consolidated net revenues for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  an increase of $226 million in revenues recognized from Activision, primarily due to (1) higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016, and (2) higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, partially offset by lower revenues recognized from Call of Duty: Infinite Warfare in its second year after release, as compared to Call of Duty: Black Ops III in its second year after release; and

•                  an increase of $81 million in revenues from King, primarily driven by the Candy Crush franchise’s increased monetization, primarily through in-game features and events.

The increase was partially offset by a decrease of $164 million in revenues recognized from Blizzard, primarily due to lower revenues recognized from Overwatch, partially offset by revenues from the Overwatch League, which started its inaugural regular season in January 2018.

Change in Deferred Revenues Recognized

Q3 2018 vs. Q3 2017

The increase in net deferred revenues recognized for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to an increase of $229 million in net deferred revenues recognized from Activision, primarily due to lower net deferrals of revenues from the Destiny franchise, as a result of lower net deferrals for Forsaken, the third expansion to Destiny 2, which was released in September 2018, as compared to net deferrals for the full game release of Destiny 2 in September 2017.

The increase was partially offset by a decrease of $84 million in net deferred revenues recognized from Blizzard, primarily due to a higher net deferral of revenues for World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The increase in net deferred revenues recognized for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to an increase of $470 million in net deferred revenues recognized from Activision, primarily due to higher net deferred revenues recognized from the Destiny franchise, driven by Destiny 2, and its associated in-game content, with no comparable release in 2016.

The increase was partially offset by a decrease of $231 million in net deferred revenues from Blizzard, primarily due to a net deferral of revenues for World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $14 million and a positive impact of $146 million on our consolidated net revenues for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on reportable segment net revenues and operating income for the three months ended September 30, 2018 and 2017, are presented below (amounts in millions):

	Three Months Ended September 30, 2018				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$397	$627	$506	$1,530	$(362)	$96	$(22)	$(288)
Intersegment net revenues (1)	—	8	—	8	—	8	—	8
Segment net revenues	$397	$635	$506	$1,538	$(362)	$104	$(22)	$(280)

Segment operating income	$112	$189	$184	$485	$(149)	$21	$(24)	$(152)

	Three Months Ended September 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$759	$531	$528	$1,818
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$759	$531	$528	$1,818

Segment operating income	$261	$168	$208	$637

Information on reportable segment net revenues and operating income for the nine months ended September 30, 2018 and 2017, are presented below (amounts in millions):

	Nine Months Ended September 30, 2018				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,047	$1,592	$1,542	$4,181	$(244)	$53	$60	$(131)
Intersegment net revenues (1)	—	14	—	14	—	14	—	14
Segment net revenues	$1,047	$1,606	$1,542	$4,195	$(244)	$67	$60	$(117)

Segment operating income	$288	$444	$543	$1,275	$(83)	$(108)	$5	$(186)

	Nine Months Ended September 30, 2017
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,291	$1,539	$1,482	$4,312
Intersegment net revenues (1)	—	—	—	—
Segment net revenues	$1,291	$1,539	$1,482	$4,312

Segment operating income	$371	$552	$538	$1,461

(1)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation to consolidated net revenues:
Segment net revenues	$1,538	$1,818	$4,195	$4,312
Revenues from other segments (1)	128	84	246	204
Net effect from recognition (deferral) of deferred net revenues	(146)	(284)	692	458
Elimination of intersegment revenues (2)	(8)	—	(14)	—
Consolidated net revenues	$1,512	$1,618	$5,119	$4,974

Reconciliation to consolidated income before income tax expense:
Segment operating income	$485	$637	$1,275	$1,461
Operating (loss) income from other segments (1)	7	(12)	(4)	(15)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(89)	(132)	468	370
Share-based compensation expense	(55)	(47)	(166)	(120)
Amortization of intangible assets	(83)	(187)	(279)	(571)
Fees and other expenses related to the acquisition of King	—	(3)	—	(12)
Restructuring costs	—	—	—	(11)
Other non-cash charges	—	1	—	(14)
Consolidated operating income	265	257	1,294	1,088
Interest and other expense (income), net	13	37	67	109
Loss on extinguishment of debt	40	—	40	12
Consolidated income before income tax expense	$212	$220	$1,187	$967

(1)                                 Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)                                 Intersegment revenues reflect licensing and service fees charged between segments.

Segment Net Revenues

Activision

Q3 2018 vs. Q3 2017

The decrease in Activision’s net revenues for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to:

•                  lower revenues from the Destiny franchise, primarily due to lower revenues from Forsaken, the third expansion to Destiny 2, which was released in September 2018, as compared to the full game release of Destiny 2 in September 2017;

•                  lower revenues from Call of Duty: Infinite Warfare, which was released in November 2016, in its second year after release, as compared to Call of Duty: Black Ops III, which was released in November 2015, in its second year after release; and

•                  lower revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017 on the PlayStation 4 platform, and in June 2018 on the Xbox One, PC, and Nintendo Switch platforms.

The decrease was partially offset by higher revenues from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in Activision’s net revenues for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  lower revenues from Call of Duty: Infinite Warfare in its second year after release, as compared to Call of Duty: Black Ops III in its second year after release; and

•                  lower revenues from the Destiny franchise, primarily due to lower revenues from the release of the Forsaken expansion, as compared to the full-game release of Destiny 2.

The decrease was partially offset by:

•                  higher revenues from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016; and

•                  higher revenues from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases.

Blizzard

Q3 2018 vs. Q3 2017

The increase in Blizzard’s net revenues for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to:

•                  higher revenues from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017; and

•                  revenues from the Overwatch League, which started its inaugural regular season in January 2018.

The increase was partially offset by:

•                  lower revenues from Overwatch, which was released in May 2016; and

•                  lower revenues from Hearthstone, primarily due to lower revenues from the Boomsday expansion, which was released in August 2018, as compared to Knights of the Frozen Throne™, which was released in August 2017.

YTD Q3 2018 vs. YTD Q3 2017

The increase in Blizzard’s net revenues for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to the same drivers and partially offsetting factors as those for the three months ended September 30, 2018 discussed above, in addition to lower revenues from the Diablo franchise due to the release of Rise of the Necromancer™, a downloadable content pack for Diablo III, which was released in June 2017, with no comparable release in 2018.

King

Q3 2018 vs. Q3 2017

The decrease in King’s net revenues for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to decreases in revenues across various title offerings.

YTD Q3 2018 vs. YTD Q3 2017

The increase in King’s net revenues for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to higher revenues from the Candy Crush franchise’s increased monetization, primarily through in-game features and events. The increase was partially offset by lower revenues from the Bubble Witch franchise due to the release of Bubble Witch 3 Saga at the beginning of 2017, with no comparable release in 2018.

Segment Income from Operations

Activision

Q3 2018 vs. Q3 2017

The decrease in Activision’s operating income for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to lower revenues, as discussed above. The decrease was partially offset by:

•                  lower software royalties, amortization, and intellectual property licenses and lower sales and marketing costs, both primarily driven by the Destiny franchise;

•                  lower product costs due to the lower revenues noted above and a higher proportion of net revenues coming from digital online channels, which typically have a higher profit margin; and

•                  higher capitalization of software development costs due to the timing of the game development cycle.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in Activision’s operating income for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  lower revenues, as discussed above; and

•                  higher developer costs to support existing and upcoming title releases, partially offset by higher capitalization of software development costs.

The decrease was partially offset by:

•                  lower software royalties, amortization, and intellectual property licenses and lower sales and marketing costs, both primarily driven by the Destiny franchise; and

•                  lower product costs due to the lower revenues noted above and a higher proportion of net revenues coming from digital online channels, which typically have a higher profit margin.

Blizzard

Q3 2018 vs. Q3 2017

The increase in Blizzard’s operating income for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to higher revenues, as discussed above. The increase was partially offset by:

•                  higher costs to operate and support Blizzard’s existing business and adjacent areas of opportunity; and

•                  higher software royalties, amortization, and intellectual property licenses and higher sales and marketing costs, both primarily driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in Blizzard’s operating income for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  higher costs to operate and support Blizzard’s existing business and adjacent areas of opportunity; and

•                  higher software royalties, amortization, and intellectual property licenses, and higher sales and marketing costs, both primarily driven by World of Warcraft: Battle for Azeroth.

The decrease was partially offset by higher revenues, as discussed above, and higher capitalization of software development costs due to the timing of the game development cycle.

King

Q3 2018 vs. Q3 2017

The decrease in King’s operating income for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to lower revenues, as discussed above, partially offset by lower digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms) due to those lower revenues.

YTD Q3 2018 vs. YTD Q3 2017

King’s operating income for the nine months ended September 30, 2018, was comparable to the nine months ended September 30, 2017, primarily due to higher revenues, as discussed above, offset by higher marketing and product development costs for King franchises.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $16 million and a positive impact of $92 million on reportable segment net revenues for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,276	$1,354	$(78)	$3,998	$4,048	$(50)
Retail channels	76	168	(92)	764	698	66
Other (2)	160	96	64	357	228	129
Total consolidated net revenues	$1,512	$1,618	$(106)	$5,119	$4,974	$145

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

Digital Online Channel Net Revenues

Q3 2018 vs. Q3 2017

The decrease in net revenues from digital online channels for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to:

•                  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, in its second year after release, as compared to Call of Duty: Black Ops III, which was released in November 2015, in its second year after release; and

•                  lower revenues recognized from Overwatch, which was released in May 2016.

The decrease was partially offset by higher revenues recognized from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in net revenues from digital online channels for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  lower revenues recognized from Call of Duty: Infinite Warfare in its second year after release, as compared to Call of Duty: Black Ops III in its second year after release; and

•                  lower revenues recognized from Overwatch.

The decrease was partially offset by:

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016;

•                  higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game features and events; and

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016.

Retail Channel Net Revenues

Q3 2018 vs. Q3 2017

The decrease in net revenues from retail channels for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to:

•                  lower revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017 on the PlayStation 4 platform, and in June 2018 on the Xbox One, PC, and Nintendo Switch platforms;

•                  lower revenues recognized from the Destiny franchise, primarily due to lower revenues recognized for Forsaken, the third expansion to Destiny 2, which was released in September 2018, as compared to the full game release of Destiny 2 in September 2017; and

•                  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, in its second year after release, as compared to Call of Duty: Black Ops III, which was released in November 2015, in its second year after release.

YTD Q3 2018 vs. YTD Q3 2017

The increase in net revenues from retail channels for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016; and

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2.

The increase was partially offset by lower revenues recognized from Overwatch, which was released in May 2016.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
Net revenues by geographic region:
Americas	$774	$798	$(24)	$2,740	$2,586	$154
EMEA (1)	534	593	(59)	1,774	1,684	90
Asia Pacific	204	227	(23)	605	704	(99)
Consolidated net revenues	$1,512	$1,618	$(106)	$5,119	$4,974	$145

(1)                                 “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q3 2018 vs. Q3 2017

The decrease in net revenues from the Americas region for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, in its second year after release, as compared to Call of Duty: Black Ops III, which was released in November 2015, in its second year after release. The decrease was partially offset by higher revenues recognized from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The increase in net revenues from the Americas region for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016;

•                  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016; and

•                  higher revenues from the Candy Crush franchise due to increased monetization, primarily through in-game features and events.

The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare in its second year after release, as compared to Call of Duty: Black Ops III in its second year after release.

EMEA

Q3 2018 vs. Q3 2017

The decrease in net revenues from the EMEA region for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to:

•                  lower revenues recognized from Call of Duty: Infinite Warfare in its second year after release, as compared to Call of Duty: Black Ops III in its second year after release; and

•                  lower revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017 on the PlayStation 4 platform, and in June 2018 on the Xbox One, PC, and Nintendo Switch platforms.

The decrease was partially offset by higher revenues recognized from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The increase in net revenues from the EMEA region for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016.

Asia Pacific

Q3 2018 vs. Q3 2017

The decrease in net revenues from the Asia Pacific region for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to lower revenues recognized from Overwatch, which was released in May 2016, partially offset by higher revenues recognized from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in net revenues from the Asia Pacific region for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to lower revenues recognized from Overwatch.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Net revenues by platform:
Console	$347	$527	$(180)	$1,730	$1,710	$20
PC	482	461	21	1,452	1,534	(82)
Mobile and ancillary (1)	523	534	(11)	1,580	1,502	78
Other (2)	160	96	64	357	228	129
Total consolidated net revenues	$1,512	$1,618	$(106)	$5,119	$4,974	$145

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

Console

Q3 2018 vs. Q3 2017

The decrease in net revenues from the console platform for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to:

•                  lower revenues recognized from Call of Duty: Infinite Warfare, which was released in November 2016, in its second year after release, as compared to Call of Duty: Black Ops III, which was released in November 2015, in its second year after release;

•                  lower revenues from Crash Bandicoot N. Sane Trilogy, which was released in June 2017 on the PlayStation 4 platform, and in June 2018 on the Xbox One, PC, and Nintendo Switch platforms; and

•                  lower revenues recognized from Overwatch, which was released in May 2016.

The lower revenues above were partially offset by higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016.

YTD Q3 2018 vs. YTD Q3 2017

The increase in net revenues from the console platform for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to:

•                  higher revenues recognized from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare; and

•                  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016.

The higher revenues above were partially offset by lower revenues recognized from Call of Duty: Infinite Warfare in its second year after release, as compared to Call of Duty: Black Ops III in its second year after release.

PC

Q3 2018 vs. Q3 2017

The increase in net revenues from the PC platform for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to higher revenues recognized from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017, partially offset by lower revenues recognized from Overwatch, which was released in May 2016.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in net revenues from the PC platform for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to lower revenues recognized from Overwatch, partially offset by revenues recognized from Destiny 2, which was released on the PC platform in October 2017, and its associated in-game content, with no comparable release in 2016.

Mobile and Ancillary

Q3 2018 vs. Q3 2017

The decrease in net revenues from mobile and ancillary for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to decreases in revenues across various title offerings by King.

YTD Q3 2018 vs. YTD Q3 2017

The increase in net revenues from mobile and ancillary for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to higher revenues from the Candy Crush franchise’s increased monetization, primarily through in-game features and events.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended September 30, 2018	% of associated net revenues	Three Months Ended September 30, 2017	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$127	48%	$149	39%	$(22)
Software royalties, amortization, and intellectual property licenses	20	8	37	10	(17)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	257	21	249	20	8
Software royalties, amortization, and intellectual property licenses	109	9	117	9	(8)
Total cost of revenues	$513	34%	$552	34%	$(39)

	Nine Months Ended September 30, 2018	% of associated net revenues	Nine Months Ended September 30, 2017	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$416	29%	$422	31%	$(6)
Software royalties, amortization, and intellectual property licenses	214	15	200	15	14
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	777	21	717	20	60
Software royalties, amortization, and intellectual property licenses	278	8	359	10	(81)
Total cost of revenues	$1,685	33%	$1,698	34%	$(13)

Cost of Revenues—Product Sales:

Q3 2018 vs. Q3 2017

The decrease in product costs for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was in-line with the decrease in product sales, partially offset by higher product sales from our lower margin distribution business.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease of $19 million in software amortization and royalties from Activision, driven by the Destiny franchise.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in product costs for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a decrease of $11 million in product costs from Activision, primarily related to there being no title releases for the Guitar Hero and Skylanders franchises, largely offset by higher product costs from our lower margin distribution business driven by increased product sales.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to an increase of $37 million in software amortization and royalties from Activision, primarily due to the Destiny franchise, driven by the release of Destiny 2, which was released in September 2017, with no comparable release in 2016, partially offset by lower software amortization and royalties from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016. The increase from Activision was partially offset by a decrease of $22 million in software amortization and royalties from Blizzard, driven by World of Warcraft, due to World of Warcraft: Legion, which was released in August 2016, with no comparable release in 2017.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q3 2018 vs. Q3 2017

The increase in game operations and distribution costs for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to an increase of $20 million in personnel, facilities, and equipment costs associated with our online games and broadcasting operations, partially offset by a decrease of $14 million in digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), primarily associated with the decrease in our mobile game revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease of $30 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King.

The decrease was partially offset by:

•                  amortization of capitalized film costs associated with the third season of the animated TV series, Skylanders Academy, which was released in September 2018, as compared to the second season, which was released in October 2017; and

•                  an $8 million increase in software amortization and royalties from Activision, primarily due to higher software amortization and royalties from expansion releases to Destiny 2, with no comparable releases in 2017.

YTD Q3 2018 vs. YTD Q3 2017

The increase in game operations and distribution costs for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to higher personnel, facilities, and equipment costs of $52 million associated with our online games and broadcasting operations.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a decrease of $105 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King. The decrease was partially offset by an increase of $11 million in software amortization and royalties from Activision, primarily due to the software amortization and royalties from expansion releases on Destiny 2.

Product Development (amounts in millions)

	September 30, 2018	% of consolidated net revenues	September 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$263	17%	$273	17%	$(10)
Nine Months Ended	$776	15%	$750	15%	$26

Q3 2018 vs. Q3 2017

The decrease in product development costs for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to an increase of $28 million in capitalization of software development costs due to increased product development costs and the timing of the game development cycle. The decrease was partially offset by an $18 million increase in personnel and external developer costs to support existing and upcoming title releases.

YTD Q3 2018 vs. YTD Q3 2017

The increase in product development costs for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a $102 million increase in personnel and external developer costs to support existing and upcoming title releases. The increase was partially offset by an increase of $76 million in capitalization of software development costs due to the increased costs previously noted and timing of the game development cycle.

Sales and Marketing (amounts in millions)

	September 30, 2018	% of consolidated net revenues	September 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$263	17%	$345	21%	$(82)
Nine Months Ended	$741	14%	$899	18%	$(158)

Q3 2018 vs. Q3 2017

The decrease in sales and marketing expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a decrease of $76 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in sales and marketing expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a decrease of $187 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018. The decrease was partially offset by a $30 million increase in marketing spending and personnel costs, primarily associated with the Candy Crush franchise, World of Warcraft, and the Overwatch League, the last of which started its inaugural regular season in January 2018, partially offset by (1) reduced marketing costs for the Destiny franchise, due to lower marketing for Forsaken, the third expansion to Destiny 2, which was released in September 2018, as compared to marketing for the full game release of Destiny 2 in September 2017, and (2) reduced marketing costs for the Bubble Witch franchise, as Bubble Witch 3 SagaTM was released during the first quarter of 2017, with no comparable release in 2018.

General and Administrative (amounts in millions)

	September 30, 2018	% of consolidated net revenues	September 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$208	14%	$191	12%	$17
Nine Months Ended	$623	12%	$539	11%	$84

Q3 2018 vs. Q3 2017

The increase in general and administrative expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to an $11 million increase in personnel costs, including stock-based compensation expense, professional fees, and facilities costs to support the growth of our existing business and adjacent areas of opportunity.

YTD Q3 2018 vs. YTD Q3 2017

The increase in general and administrative expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to an $81 million increase in personnel costs, including stock-based compensation expense, professional fees, and facilities costs to support the growth of our existing business and adjacent areas of opportunity.

Interest and Other Expense (Income), Net (amounts in millions)

	September 30, 2018	% of consolidated net revenues	September 30, 2017	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$13	1%	$37	2%	$(24)
Nine Months Ended	$67	1%	$109	3%	$(42)

Q3 2018 vs. Q3 2017

The decrease in interest and other expense (income), net, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a $12 million increase in interest income from our cash and cash equivalents and higher interest rates compared to the prior-year period.

YTD Q3 2018 vs. YTD Q3 2017

The decrease in interest and other expense (income), net, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to a $35 million increase in interest income from our cash and cash equivalents and higher interest rates as compared to the prior-year period.

Income Tax Expense (amounts in millions)

	September 30, 2018	% of pretax income	September 30, 2017	% of pretax income	Increase (Decrease)
Three Months Ended	$(48)	(23)%	$32	15%	$(80)
Nine Months Ended	$25	2%	$109	11%	$(84)

The income tax benefit of $48 million for the three months ended September 30, 2018, reflects an effective tax rate of (23)%, which is lower than the effective tax rate of 15% for the three months ended September 30, 2017. The decrease is due to a discrete tax benefit resulting from adjustments made to the provisional amount initially recorded for the U.S. Tax Reform Act described below and the benefit from the lower U.S. corporate income tax rate in the current year. This decrease was partially offset by lower excess tax benefits from share-based payments.

The income tax expense of $25 million for the nine months ended September 30, 2018, reflects an effective tax rate of 2%, which is lower than the effective tax rate of 11% for the nine months ended September 30, 2017. The decrease is due to a discrete net tax benefit resulting from a closing agreement the Company entered into with the IRS to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the “Closing Agreement”), a discrete tax benefit resulting from adjustments made to the provisional amount initially recorded for the U.S. Tax Reform Act and the benefit from the lower U.S. corporate income tax rate in the current year, net of the impact of global intangible low-taxed income of foreign subsidiaries (“GILTI”). This decrease was partially offset by the valuation allowance recorded with regard to California research and development credit carryforwards (“CA R&D Credits”) and lower excess tax benefits from share-based payments.

The effective tax rates of (23)% and 2% for the three and nine months ended September 30, 2018, respectively, are lower than the U.S. statutory rate of 21%, primarily due to a discrete net tax benefit resulting from the Closing Agreement, a discrete tax benefit resulting from adjustments made to the provisional amount initially recorded for U.S. Tax Reform Act, foreign earnings taxed at relatively lower statutory rates, the recognition of excess tax benefits from share-based payments, and recognition of federal research and development credits, partially offset by the valuation allowance recorded with regard to CA R&D Credits.

On June 27, 2018, the Company entered into the Closing Agreement. The primary adjustments related to the Closing Agreement that were recognized in the second quarter of 2018 were a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million.  In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. The Closing Agreement results in federal and state cash tax payments totaling approximately $345 million, of which we made federal tax payments of $334 million in October 2018.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, the Company evaluates the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2017, the Company had a deferred tax asset for CA R&D Credits, which can be carried forward indefinitely. The Closing Agreement impacts historical and prospective filings in certain states, including California, and after considering the impact of the Closing Agreement on its prospective California taxable income, the Company determined that its remaining CA R&D Credits no longer met the threshold of more likely than not of being realized in the future. Accordingly, during the three months ended June 30, 2018, we recorded a full valuation allowance of $57 million. Additionally, the Company has not recognized a tax benefit for current-year CA R&D Credits in its year-to-date tax expense. We will reassess this determination quarterly and record a tax benefit if future evidence allows for a partial or full release of this valuation allowance.

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

During the three months ended June 30, 2018, the Company obtained additional information, including adjustments related to the Closing Agreement, and the evaluation of the impact of changing our indefinite reinvestment assertion, which affected the provisional amount initially recorded for the U.S. Tax Reform Act in the fourth quarter of 2017. As a result, the Company recorded an additional tax expense of $34 million in the three months ended June 30, 2018, reflecting the effects of the U.S. Tax Reform Act.

In conjunction with the filing of our 2017 federal tax return, during the three months ended September 30, 2018, the Company prepared and analyzed additional information, which affected the provisional amounts initially recorded for the U.S. Tax Reform Act in the fourth quarter of 2017.  As result, the Company recorded a tax benefit of $80 million related to the Transition Tax and remeasurement of deferred taxes in the three months September 30, 2018, reflecting the effects of the U.S. Tax Reform Act.

We continue to evaluate the ongoing impacts of the U.S. Tax Reform Act, including provisions impacting certain foreign income, such as a tax on GILTI and a deduction for foreign derived intangible income. These provisions are complex and subject to continuing regulatory interpretation by the IRS. While we have included an estimate of GILTI in our estimated effective tax rate for 2018, we may make adjustments as we interpret the U.S. Tax Reform Act and any additional guidance issued and consider the effects of any additional actions we may take as a result of the U.S. Tax Reform Act.

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

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $3.4 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of September 30, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.1 billion, as compared to $3.0 billion as of December 31, 2017. Following the enactment of the U.S. Tax Reform Act and the current period expense on unrepatriated earnings, we no longer consider these available cash balances, which primarily relate to undistributed earnings of our most significant foreign subsidiaries, to be indefinitely reinvested.

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

Sources of Liquidity (amounts in millions)

	September 30, 2018	December 31, 2017	Increase (Decrease)
Cash and cash equivalents	$3,308	$4,713	$(1,405)
Short-term investments	123	62	61
	$3,431	$4,775	$(1,344)
Percentage of total assets	21%	26%

	For the Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$791	$1,055	$(264)
Net cash used in investing activities	(160)	(163)	3
Net cash used in financing activities	(2,020)	(640)	(1,380)
Effect of foreign exchange rate changes	(15)	72	(87)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,404)	$324	$(1,728)

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

Net cash provided by operating activities for the nine months ended September 30, 2018, was $791 million, as compared to $1.06 billion for the nine months ended September 30, 2017. The decrease was primarily due to changes in our working capital resulting from the timing of collections and payments. The decrease was partially offset by higher net income for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2018, was $160 million, as compared to net cash used in investing activities of $163 million for the nine months ended September 30, 2017. The decrease in the cash used in investing activities was primarily due to lower purchases of available-for-sale investments of $59 million for the nine months ended September 30, 2018, as compared to $80 million in the prior-year period, partially offset by higher capital expenditures of $97 million for the nine months ended September 30, 2018, as compared to $86 million in the prior-year period.

Net Cash (Used in) Provided by Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the nine months ended September 30, 2018, was $2.0 billion, as compared to net cash used in financing activities of $640 million for the nine months ended September 30, 2017. The change was primarily attributed to our debt financing activities. For the nine months ended September 30, 2018, we had debt repayments, inclusive of premium payments, of $1.8 billion as compared to net debt repayments of $500 million for the nine months ended September 30, 2017. The increase in cash used in financing activities was further impacted by:

•                  lower proceeds from stock option exercises of $91 million for the nine months ended September 30, 2018, as compared to $150 million for the nine months ended September 30, 2017;

•                  higher tax payments made for net share settlements on restricted stock units of $85 million for the nine months ended September 30, 2018, as compared to $44 million for the nine months ended September 30, 2017; and

•                  higher dividends paid of $259 million for the nine months ended September 30, 2018, as compared to $226 million for the nine months ended September 30, 2017.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $15 million on our cash and cash equivalents and restricted cash for the nine months ended September 30, 2018, as compared to a positive impact of $72 million for the nine months ended September 30, 2017. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

As of September 30, 2018 and December 31, 2017, our total outstanding debt was $2.7 billion and $4.4 billion, respectively, bearing interest at a weighted average rate of 3.18% and 3.58%, respectively. During the nine months ended September 30, 2018, we had the following significant activity associated with our debt instruments:

•                  on August 16, 2018, using available cash on hand, we redeemed the 2023 Notes in full at a redemption price equal to 100% of the principal amount of the 2023 Notes plus a “make-whole” premium calculated as set forth in the indenture governing the 2023 Notes and accrued and unpaid interest to the redemption date, resulting in a “Loss on extinguishment of debt” recorded in the condensed consolidated statement of operations of $33 million, comprised of premium payments of $25 million and a write-off of unamortized discount and financing costs of $8 million;

•                  on August 24, 2018, using available cash on hand, we made a voluntary prepayment of $990 million to fully repay and extinguish the 2017 TLA resulting in a write-off of unamortized discount and deferred financing costs of $7 million, which is included in “Loss on extinguishment of debt” in the condensed consolidated statement of operations; and

•                  on August 24, 2018, we also entered a Seventh Amendment (the “Amendment”) to our Credit Agreement for which the Amendment, among other things replaced our prior revolving credit facility of $250 million with a new revolving credit facility with commitments in an aggregate principal amount of $1.5 billion, which is scheduled to mature on August 24, 2023.

A summary of our outstanding debt is as follows (amounts in millions):

	At September 30, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(4)	$646
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(30)	$2,670

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390
Total long-term debt	$4,440	$(50)	$4,390

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

Capital Expenditures

For the year ending December 31, 2018, we anticipate total capital expenditures of approximately $125 million, primarily for leasehold improvements, computer hardware, and software purchases. During the nine months ended September 30, 2018, capital expenditures were $97 million.

Off-Balance Sheet Arrangements

At each of September 30, 2018 and December 31, 2017, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•      Allowances for Returns and Price Protection;

•      Software Development Costs;

•      Income Taxes;

•      Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets); and

•      Share-Based Payments.

During the nine months ended September 30, 2018, there were no significant changes to the above critical accounting policies and estimates, with the exception of our adoption of ASC 606: Revenue from Contracts with Customers. Refer to Note 2 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding our updated revenue recognition accounting policies and see “Recently Issued Accounting Pronouncements” below for the financial statement impact as a result of our adoption of the new standard. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, for a more complete discussion of our other critical accounting policies and estimates.

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

The most significant impacts of the new revenue accounting standard for us are:

•                  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence (“VSOE”) for unspecified future updates and ongoing online services provided. Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period, as previously required. This difference in accounting primarily impacts revenues from our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. The amount of revenue recognized upon delivery of games to our customers is analyzed on a title-by-title basis and may change in the future. For example, we expect the entire sales price from our Call of Duty: Black Ops 4 release to be recognized ratably over an estimated service period, as the gameplay has an increased focus towards the online competitive and cooperative game modes with no single-player campaign mode. Many of our other franchises, such as Destiny, Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

•                  The accounting for certain of our software licensing arrangements. While the impact of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

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

We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The lease liability will be equal to the present value of lease payments. The asset will be based on the lease liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. When the new standard was initially issued, it was required to be adopted using a modified retrospective transition that required application of the new guidance at the beginning of the earliest comparative period presented, subject to certain transition practical expedients available to provide relief in connection with the adoption. In July 2018, the FASB issued guidance to provide for an optional adoption method that allows companies to use the effective date of the new lease standard as the initial date of application on transition, and therefore does not require prior periods to be restated.

Although we continue to evaluate the impact of this new accounting guidance on our financial statements, we expect it to have a significant impact on our consolidated balance sheet as a result of establishing lease liabilities and right-of-use assets for our operating leases. As part of our evaluation process, we have established a project implementation team that is evaluating our lease portfolio and system solutions, as well as identifying required process and policy changes, which include consideration of internal controls. We have made progress in gathering the necessary data elements for our lease population, have selected a system provider, and system configuration and implementation is underway. We do not plan to early adopt this new standard but do expect to elect and apply the available transition practical expedients, including the optional adoption method discussed above.

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

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of September 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$843	$7	$521	$(5)

At September 30, 2018, our Cash Flow Hedges have remaining maturities of 15 months or less. Additionally, $3 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at September 30, 2018 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$3	$(2)	$(11)	$7	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of September 30, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy Euro, Sell USD	$119	$(5)	$—	$—

For the three and nine months ended September 30, 2018 and 2017, pre-tax net gains associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the nine months ended September 30, 2018, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $90 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2018, our $3.31 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of September 30, 2018, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2018, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Seventh Amendment, dated as of August 24, 2018, to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed August 29, 2018).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, (ii) condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017, (iii) condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and September 30, 2017, (iv) condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and September 30, 2017; (v) condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2018; and (vi) notes to condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 8, 2018

ACTIVISION BLIZZARD, INC.

/s/ SPENCER NEUMANN	/s/ STEPHEN WEREB
Spencer Neumann	Stephen Wereb
Chief Financial Officer and	Deputy Chief Financial Officer, Chief Accounting Officer,
Principal Financial Officer of	and Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.