Form 10-K
period 2018-12-31
Activision Blizzard, Inc.
filed 2019-02-28
CIK 718877

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the registrant's Common Stock held by non-affiliates on June 30, 2018 (based on the closing sale price as reported on the Nasdaq) was $57,447,460,580.

         The number of shares of the registrant's Common Stock outstanding at February 21, 2019 was 763,833,873.

         Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2019 Annual Meeting of Shareholders which is expected to be held on June 20, 2019, are incorporated by reference into Part III of this Annual Report.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

        This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as "outlook," "forecast," "will," "could," "should," "would," "to be," "plan," "plans," "believes," "may," "might," "expects," "intends," "intends as," "anticipates," "estimate," "future," "positioned," "potential," "project," "remain," "scheduled," "set to," "subject to," "upcoming" and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management's current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

        The company cautions that a number of important factors could cause Activision Blizzard, Inc.'s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in "Risk Factors" included in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

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

Item 1.    BUSINESS

Overview

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers ("PC"s), and mobile devices. We also operate esports leagues and events and create film and television content based on our intellectual property. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

        The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A. ("Vivendi"), and Vivendi Games, Inc., then an indirect wholly-owned subsidiary of Vivendi, we were renamed Activision Blizzard, Inc.

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

        Providing more opportunities for player investment.    Increasingly, our consumers are connected to our games online through consoles, PCs, and mobile devices. This allows us to offer additional digital player investment opportunities directly to our consumers on a year-round basis. In addition to purchasing full games or subscriptions, players can invest in certain of our games and franchises by purchasing incremental "in-game" content (including larger downloadable content or smaller content, via microtransactions). These digital revenue streams tend to be more recurring and have relatively higher profit margins. Further, if executed properly, additional player investment can increase engagement as it provides more frequent and incremental content for our players. In addition, we have begun to generate revenue through offering advertising within certain of our franchises, and we believe there are opportunities to grow new forms of player investment through esports, film and television, and consumer products. We are in the early stages of developing these new revenue streams.

        Our strategy is ultimately aimed at creating shareholder value and enhancing returns. We strive to increase profitability, cash flows, and return on capital—and to do so while keeping our company a great place to work for our employees.

Reportable Segments

        Based upon our organizational structure, we conduct our business through three reportable segments as follows:

(i)    Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platforms. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties, as well as some licensed properties.

        Activision's key product franchise is Call of Duty®, a first-person shooter for the console and PC platforms. Call of Duty has been the number one console franchise globally for nine of the last 10 years, based on data from The NPD Group, GfK Chart-Track, and GSD, and our internal estimates of dollar sales on front line games.

        In 2010, Activision entered into an exclusive relationship with Bungie, Inc. ("Bungie") to publish games in the Destiny franchise. Effective December 31, 2018, Activision and Bungie, mutually agreed to terminate their publishing relationship related to the Destiny franchise. As part of this termination, Activision agreed to transfer its publishing rights for the Destiny franchise to Bungie in exchange for cash and Bungie's assumption of on-going customer obligations of Activision. Going forward, Activision no longer has any material rights or obligations related to the Destiny franchise. As a result of the agreement to terminate the relationship, the Company recognized net bookings, a key operating metric, of $20 million, GAAP revenues of $164 million, and GAAP operating income of $91 million for the year ended December 31, 2018.

(ii)   Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, the first major global professional esports league with city-based teams, and our Major League Gaming ("MLG") business, which is responsible for various esports events and serves as a multi-platform network for Activision Blizzard esports content.

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

(iii)  King Digital Entertainment

        King is a leading global developer and publisher of interactive entertainment content and services, primarily on mobile platforms, such as Google Inc.'s ("Google") Android and Apple Inc.'s ("Apple") iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King's games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

        King's key product franchises, all of which are for the mobile and PC platforms, include: Candy Crush™, which features "match three" games; Farm Heroes™, which also features "match three" games; and Bubble Witch™, which features "bubble shooter" games. King had two of the top 10 highest-grossing titles in the U.S. mobile app stores for the last 21 quarters in a row, according to App Annie Intelligence and internal estimates for the Apple App Store and the Google Play Store combined.

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

        Providing additional opportunities for player investment outside of full-game purchases has allowed us to shift from our historical seasonality to a more consistently recurring and year-round revenue model. In addition, if executed properly, it allows us to increase player engagement, as it provides more frequent and incremental content for our players.

Product Development and Support

        We focus on developing enduring franchises backed by well-designed, high-quality games with regular content updates. We build interactive entertainment content with the potential for broad reach, sustainable engagement and year-round player investment. It is our experience that enduring franchises then serve as the basis for sequels, prequels, and related new products and content that can be released over an extended period of time. We believe that the development and distribution of products and content based on established franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We intend to continue development of owned franchises in the future.

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

Marketing, Sales, and Distribution

        Many of our products contain software that enables us to connect with our gamers directly. This provides a significant marketing tool that allows us to communicate and market directly to our customers, including through customized advertising and in-game messaging based on customer preferences and trends. Our marketing efforts also include activities on Facebook, Twitter, Twitch, YouTube, and other online social networks, other online advertising, other public relations activity, print and broadcast advertising, coordinated in-store and industry promotions (including merchandising and point of purchase displays), participation in cooperative advertising programs, direct response vehicles, and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts, as well as co-marketing from promotional partners.

        Our physical products are available for sale in outlets around the world. These products are sold primarily on a direct basis to mass-market retailers (e.g., Target, Walmart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop), and other stores (e.g., Amazon), or through third-party distribution and licensing arrangements.

        Most of our products and content are also available in a digital format, which allows consumers to purchase and download the content at their convenience directly to their console, PC, or mobile device through our platform partners, including Microsoft Corporation ("Microsoft"), Sony Interactive Entertainment Inc. ("Sony"), Apple, Google, Nintendo Co., Ltd. ("Nintendo"), and Facebook. Blizzard utilizes its proprietary online gaming service, Blizzard Battle.net, to distribute most of Blizzard's content and selected Activision content directly to PC consumers.

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

Manufacturing

        We prepare master program copies for our products on each release platform. With respect to products for Microsoft, Sony, and Nintendo consoles, our disk duplication, packaging, printing, manufacturing, warehousing, assembly, and shipping are performed by third-party subcontractors or distribution facilities owned by us.

        Microsoft, Sony, and Nintendo generally specify or control the manufacturing and assembly of finished products and license their hardware technologies to us. In return, we pay an applicable royalty per unit once the manufacturer fills the product order, even if the units do not ultimately sell. We deliver the master materials to the licensor or its approved replicator, who then manufactures the finished goods and delivers them to us for distribution under our label.

Significant Customers and Top Franchises

Customers

        While the Company does sell directly to end consumers in certain instances, such as sales through Blizzard's proprietary online gaming service platform, Blizzard Battle.net, in other instances our customers may be platform providers, such as Sony, Microsoft, Google, and Apple, or retailers, such as Walmart and GameStop, who act as distributors of our content to end consumers. For the year ended December 31, 2018, we had three customers—Apple, Sony, and Google—who accounted for 15%, 13%, and 11%, respectively, of net revenues. For the year ended December 31, 2017, we had three customers—Apple, Sony, and Google—who accounted for 16%, 14%, and 10%, respectively, of net revenues. For the year ended December 31, 2016, we had two customers—Sony and Apple—who each accounted for 13% of net revenues. No other customer accounted for 10% or more of our net revenues in the respective periods discussed above.

        We had two customers—Sony and NetEase, Inc.—who accounted for 15% and 12%, respectively, of consolidated gross receivables at December 31, 2018. We had three customers—Sony, Microsoft, and Apple—who accounted for 17%, 14%, and 10%, respectively, of consolidated gross receivables at December 31, 2017. No other customer accounted for 10% or more of our consolidated gross receivables in the respective periods discussed above.

Top Franchises

        For the year ended December 31, 2018, our top three franchises—Call of Duty, Candy Crush, and World of Warcraft—collectively accounted for 58% of our net revenues. For the years ended December 31, 2017 and 2016, our top four franchises—Call of Duty, Candy Crush, World of Warcraft, and Overwatch—collectively accounted for 66% and 69% of our net revenues, respectively. No other franchise comprised 10% or more of our net revenues in the respective periods discussed above.

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

Intellectual Property

        Like other interactive entertainment companies, our business is significantly dependent on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of copyrighted software code, patented technology, and other technology and trade secrets that we use to develop and run our games. Other intellectual property is in the form of copyrighted audio-visual elements that consumers can see, hear, and interact with when they are playing our games.

        We develop a majority of our products based on wholly-owned intellectual properties, such as Call of Duty, World of Warcraft, and Candy Crush, among others. In other cases, we obtain intellectual property through licenses and service agreements. Further, our products that play on consoles and mobile platforms include technology that is owned by the platform provider and is licensed non-exclusively to us for use in the relevant product. We also license technology from providers other than console manufacturers in developing our content and services. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

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

Executive Officers

        Our executive officers and their biographical summaries are provided below:

Name	Age	Position
Robert A. Kotick	55	Chief Executive Officer of Activision Blizzard
Collister Johnson	42	President and Chief Operating Officer of Activision Blizzard
Dennis Durkin	48	Chief Financial Officer of Activision Blizzard and President of Emerging Brands
Brian Stolz	43	Chief People Officer of Activision Blizzard
Christopher Walther	52	Chief Legal Officer of Activision Blizzard

Robert A. Kotick, Chief Executive Officer of Activision Blizzard

        Robert A. Kotick has been a director of Activision Blizzard since February 1991, following his purchase of a significant interest in the Company, which was then on the verge of insolvency, and serves as our Chief Executive Officer. Mr. Kotick was our Chairman and Chief Executive Officer from February 1991 until July 2008, when he became our President and Chief Executive Officer. He served as our President from July 2008 until June 2017, when Mr. Johnson began serving as our President and Chief Operating Officer. Mr. Kotick is also a member of the board of directors of The Coca-Cola Company, a multinational beverage corporation, and the boards of trustees for The Center for Early

Education and Harvard-Westlake School. He is also vice chairman of the board and chairman of the committee of trustees of the Los Angeles County Museum of Art. In addition, Mr. Kotick is the co-founder and co-chairman of the Call of Duty Endowment, a nonprofit, public benefit corporation that seeks to help organizations that provide job placement and training services for veterans.

Collister Johnson, President and Chief Operating Officer of Activision Blizzard

        Collister "Coddy" Johnson has served as our President and Chief Operating Officer since June 2017. From April 2016 until May 2017, he served as the chief operating officer and co-founder of Altschool, a public benefit, education technology company, where he continues to serve on the board of directors. Prior to joining Altschool, he held a number of positions of increasing responsibility at our Company from 2008 to 2016, serving as the chief financial officer and head of operations of Activision, one of our principal operating units, chief operating officer of studios for Activision, and senior vice president and chief of staff to our Chief Executive Officer. Mr. Johnson holds a B.A. degree in ethics, politics, and economics from Yale University and an M.B.A. degree from Stanford University.

Dennis Durkin, Chief Financial Officer of Activision Blizzard and President of Emerging Brands

        Dennis Durkin has served as our Chief Financial Officer and President of Emerging Businesses since January 2019. Mr. Durkin joined the Company in March 2012 as our Chief Financial Officer and served in that role until May 2017. He served as our Chief Corporate Officer from May 2017 until January 2019. Prior to joining the Company in 2012, Mr. Durkin held a number of positions of increasing responsibility at Microsoft, a computing software and hardware manufacturer, most recently serving as the corporate vice president and chief operating and financial officer of Microsoft's interactive entertainment business, which included the Xbox console business. Prior to joining Microsoft's interactive entertainment business in 2006, Mr. Durkin spent seven years on Microsoft's corporate development and strategy team, including two years where he was based in London, England, driving pan-European activity. Before joining Microsoft, Mr. Durkin was a financial analyst at Alex. Brown and Company. Mr. Durkin holds a B.A. degree in government from Dartmouth College and an M.B.A. degree from Harvard University.

Brian Stolz, Chief People Officer of Activision Blizzard

        Brian Stolz has served as our Chief People Officer since May 2016. Prior to joining the Company, Mr. Stolz served as Senior Vice President of the neurology, dental, and generics businesses of Valeant Pharmaceuticals. Before that, Mr. Stolz served as Valeant's Executive Vice President of Administration and Chief Human Capital Officer. Prior to joining Valeant, Mr. Stolz held positions as a Principal at ghSMART and as an Associate Principal at McKinsey & Co. Mr. Stolz holds a B.S. degree in finance from Georgetown University and an M.B.A. degree from Harvard University.

Christopher Walther, Chief Legal Officer of Activision Blizzard

        Christopher Walther has served as our Chief Legal Officer since November 2009 and served as our Secretary from February 2010 until February 2011. Prior to joining us, Mr. Walther held a number of positions of increasing responsibility within the legal department of The Procter & Gamble Company from 1992 to 2009, including serving as the general counsel for Central and Eastern Europe, Middle East and Africa, general counsel for Northeast Asia and, most recently, as general counsel for Western Europe. Mr. Walther also led Procter & Gamble's corporate and securities and mergers and acquisitions practices. Before joining Procter & Gamble, Mr. Walther served as a law clerk for Senior Judge Harry W. Wellford of the United States Sixth Circuit Court of Appeals. Since 2012, Mr. Walther has served on the board of directors of the Alliance for Children's Rights and currently serves as its co-chair. Mr. Walther has also served as our representative on the board of directors of the Entertainment Software Association since 2013 and on its executive committee. Mr. Walther holds a B.A. degree in history and Spanish from Centre College and a J.D. degree from the University of Kentucky College of Law.

Employees

        At December 31, 2018, we had approximately 9,900 total full-time and part-time employees. At December 31, 2018, approximately 140 of our full-time employees were subject to fixed-term employment agreements with us.

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

Item 1A.    RISK FACTORS

        We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the SEC, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

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

        Additionally, consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services, and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our proprietary online gaming service, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy. Our games with online features are also frequently updated, increasing the risk that a game may contain significant errors, or "bugs." If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business.

        Further, delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business and reputation and could cause our results of operations to be materially different from expectations. If we fail to release our products in a timely manner, or if we are unable to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game, our business may be negatively impacted.

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

        We follow a franchise model and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are responsible for a disproportionately high percentage of our profits. For example, revenues associated with the Call of Duty, Candy Crush, and World of Warcraft franchises, collectively, accounted for approximately 58% of our net revenues—and a significantly higher percentage of our operating income—for 2018. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

We may be unable to effectively manage the continued growth in the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

        We have experienced significant growth in the scope and complexity of our business, including through the King Acquisition and the development of our esports, advertising, Studios, and consumer products businesses, and remain ambitious as to the future growth in the scope and complexity of our business. Our future success depends, in part, on our ability to manage this expanded business and our aspirations for continued expansion. We have dedicated resources both to new business models that are largely untested, as is the case with esports, and to adjacent business opportunities in which very large competitors have an established presence, as is the case with our Studios and consumer products businesses. We do not know to what extent our future expansions will be successful. Further, even if successful, the growth of our business could create significant challenges for our management, operational, and financial resources, and could increase existing strain on, and divert focus from, our core businesses. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our business. Further, any failure by these new businesses may damage our reputation or otherwise negatively impact our core business of interactive software products and entertainment content. Conversely, the success of these new businesses is, in large part, contingent on the success of the underlying franchises and, as such, a decline in the popularity of a franchise may impact the success of the new businesses adjacent to that franchise.

We may not realize the expected financial and operational benefits of our recently announced restructuring plan, and its implementation may negatively impact our business.

        In February 2019, we announced a restructuring plan under which we plan to refocus our resources on our largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of our business. While we believe this restructuring plan will enable us to provide better opportunities for talent, and greater expertise and scale on behalf of our business units, our ability to achieve the desired and anticipated benefits from the restructuring plan within our desired and expected timeframe is subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, there can be no assurance that our business will be more efficient or effective than prior to implementation of the plan, or that additional restructuring plans will not be required or implemented in the future. The implementation of this restructuring plan may also be costly and disruptive to our business or have other negative consequences, such as attrition beyond our planned reduction in workforce or negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business.

The increasing importance of digital sales to our business exposes us to the risks of that business model, including greater competition.

        The proportion of our revenues derived from digital distributional channels, as compared to traditional retail sales, continues to increase. The increased importance of digital channels in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a new game for mobile platforms, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console or PC. Also, while digitally-distributed products generally have higher profit margins than retail sales, as business shifts to digital distribution, the volume of orders from retailers for physical discs has been, and may continue to be, reduced. Further, the providers of the platforms through which we digitally distribute content are also publishers of their own content distributed on those platforms, and, therefore, a platform provider may give priority to its own products or those of our competitors.

The importance of retail sales to our business exposes us to the risks of that business model.

        While the proportion of our revenues derived from digital distributional channels, as compared to traditional retail sales, continues to increase, retail sales remain important to our business. In the United States and Canada, our "boxed" products are often sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses and game specialty stores. Our "boxed" products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments, and, due to the increased proportion of our revenue from digital distribution channels, our retail customers and distributors have generally been reducing the levels of inventory they are willing to carry. The loss of, or significant reduction in sales to, any of Activision's principal retail customers or distributors could have adverse consequences.

        Moreover, the importance of retail sales to our business exposes us to the risk of product returns and price protection with respect to our distributors and retailers. In some cases, return policies allow distributors and retailers to return defective, shelf-worn, damaged, and certain other products in accordance with terms granted. Price protection, when granted and applicable, allows these distributors and retailers a credit against amounts owed with respect to merchandise unsold by them. We may permit product returns from, or grant price protection to, distributors and retail customers who meet certain conditions. These conditions may include compliance with applicable payment terms, delivery of weekly inventory and sales information and consistent participation in the launches of premium title releases. We may also consider other factors, including the facilitation of slow-moving inventory and other industry factors. Activision also offers a limited warranty to end users that Activision products will be free from manufacturing defects. Although we maintain a reserve for returns and price protection, and although we may place limits on product returns and price protection, we could be forced to accept substantial product returns and provide substantial price protection to maintain our relationships with retailers and our access to distribution channels. We face similar issues and risks, including exposure to risk of chargebacks, with respect to end users to whom we sell products directly, whether through our proprietary online gaming service or otherwise.

        Further, retailers typically have a limited amount of "brick and mortar" shelf space and promotional resources, and there is intense competition for high-quality retail shelf space and promotional support from retailers. Similarly, for online retail sales, there is increasing competition for premium placements on websites. Competition for shelf space or premium online placement may intensify and may require us to increase our marketing expenditures. Further, retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such "best seller" status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of most retailers' sales volume. We cannot be certain that retailers will continue to purchase our products or provide those products with adequate levels of shelf space and promotional support on acceptable terms.

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

        Generally, when we develop interactive entertainment software products for hardware platforms offered by companies such as Sony, Microsoft, or Nintendo, the physical products are replicated exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow the hardware manufacturers substantial influence over the cost and the release schedule of such interactive entertainment software products. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and may manufacture products for other licensees, a manufacturer may give priority to its own products or those of our competitors. Accordingly, console manufacturers like Sony, Microsoft, or Nintendo could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing or distribution costs, any of which could negatively impact our business.

        The platform providers also control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our products. The control that the platform providers have over the fee structures and/or retail pricing for products and services for their platforms and online networks could impact the volume of purchases of our products made over their networks and our profitability. With respect to certain downloadable content and microtransactions, the networks provided by these platform providers are the exclusive means of selling and distributing this content. Further, increased competition for limited premium "digital shelf space" has placed the platform providers in an increasingly better position to negotiate favorable terms of sale. If the platform provider establishes terms that restrict our offerings on its platform, significantly impact the financial terms on which these products or services are offered, or does not approve the inclusion of online capabilities in our console products, our business could be negatively impacted.

        We also derive significant revenues from the distribution on third-party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, and most of the virtual currency we sell is purchased using the payment processing systems of these platform providers. These platforms also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service or other policies (including fees), or they develop their own competitive offerings, our business could be negatively impacted. Additionally, if these platform providers are required to change how they label free-to-play games or take payment for in-app purchases or change how the personal information of consumers is made available to developers, our business could be negatively impacted. These platform providers or their services may be unavailable for short periods of time or experience issues with their in-app purchasing functionality. If either of these events occurs on a prolonged, or even short-term, basis or other similar issues arise that impact players' ability to access our games, access social features or make purchases, it may result in lost revenues and otherwise negatively impact our business.

Our business is highly dependent on the success and availability of video game consoles manufactured by third parties, as well as our ability to develop commercially successful products for these consoles.

        We derive a substantial portion of our revenues from the sale of products for play on video game consoles manufactured by third parties, such as Sony's PS4, Microsoft's Xbox One, and Nintendo's Switch. For example, sales of products for consoles accounted for 34% of our consolidated net revenues in 2018. The success of our console business is driven in large part by our ability to accurately predict which consoles will be successful in the marketplace and our ability to develop commercially successful products for these consoles. We also rely on the availability of an adequate supply of these video game consoles and the continued support for these consoles by their manufacturers. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new console, and development costs to create content for new consoles may be greater than those costs for the then-current consoles. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant.

The increasing importance of free-to-play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.

        As a result of, among other things, the King Acquisition, we are more dependent on our ability to develop, enhance, and monetize free-to-play games, such as the games in our Candy Crush franchise and Hearthstone. As such, we are increasingly exposed to the risks of the free-to-play business model. For example, we may invest in the development of new free-to-play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, if: (1) we are unable to continue to offer free-to-play games that encourage consumers to purchase our virtual currency and subsequently use it to buy our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) these consumers do not continue to play our free-to-play games or purchase virtual items at the same rate; (4) our platform providers make it more difficult or expensive for players to purchase our virtual currency; or (5) we cannot encourage significant additional consumers to purchase virtual items in our free-to-play games, our business may be negatively impacted.

        Furthermore, as there are relatively low barriers to entry to developing mobile or online free-to-play or other casual games, we have seen, and expect to continue to see new competitors enter the market and existing competitors to allocate more resources to developing and marketing competing games and applications. We compete, or may compete, with a vast number of small companies and individuals who are able to create and launch casual games and other content using relatively limited resources and with relatively limited start-up time or expertise. Competition for the attention of consumers on mobile devices is intense, as the number of applications on mobile devices has been increasing dramatically, which, in turn, has required increased marketing to garner consumer awareness and attention. This increased competition has negatively impacted, and is expected to continue to negatively impact our business. In addition, a continuing industry shift to free-to-play games could result in a deprioritization of our other products by traditional retailers and distributors.

We may be involved in legal proceedings that have a negative impact on our business.

        From time to time, we are involved in claims, suits, investigations, audits and proceedings arising in the ordinary course of our business, including with respect to intellectual property, competition and antitrust matters, regulatory matters, tax matters, privacy matters, labor and employment matters, compliance matters, unclaimed property matters, liability and personal injury claims, product damage claims, collection matters, and/or commercial claims. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be damaging to our reputation.

        Claims, suits, investigations, audits, and proceedings are inherently difficult to predict and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings can have a negative impact on us due to legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, substantial settlements, judgments, fines or penalties, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

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

        We are subject to income taxes in the United States and other jurisdictions. In the ordinary course of business there are many transactions and calculations where the ultimate income tax determination is uncertain. Significant judgment is required in determining our worldwide income tax provision. Although we believe our income tax estimates are reasonable, the ultimate outcomes may have a negative impact on our business.

        Our income tax liability and effective tax rate could be adversely affected by a variety of factors, including changes in our business, the mix of earnings in countries with differing statutory tax rates, changes in tax laws or tax rulings, changes in interpretations of existing laws, or developments in tax examinations or investigations. Any of these factors could have a negative impact on our business or require us to change the manner in which we operate our business. The tax regimes we are subject to, or operate under, are unsettled and may be subject to significant change. A number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us. Furthermore, tax authorities may choose to examine or investigate our tax reporting or tax liability, including under transfer pricing or permanent establishment theories. These proceedings may lead to adjustments or proposed adjustments to our income taxes or provisions for uncertain tax positions.

        On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the "U.S. Tax Reform Act") was enacted in the United States. The U.S. Tax Reform Act introduced significant changes to U.S. income tax law that have had a meaningful impact on our financial position and effective tax rate. Accounting for the income tax effects of the U.S. Tax Reform Act and subsequent guidance issued required complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation, which could result in adjustments to the income tax effects of the U.S. Tax Reform Act we have recorded at December 31, 2018. These adjustments could have a negative impact on our business.

        In December 2017, we received a Notice of Reassessment from the French Tax Authority ("FTA") related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA, and, if necessary, judicial remedies. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for the 2011 through 2013 tax years, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

        In December 2018, we received a decision from the Swedish Tax Agency ("STA") informing us of an audit assessment to a Swedish subsidiary of King for the 2016 tax year. We disagree with the STA's decision and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve the matter, including administrative remedies with the STA, multilateral procedures with other relevant taxing jurisdictions, and, if necessary, judicial remedies. Further, we may be required to pay the full assessment to the STA in advance of the final resolution of the matter. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities.

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

        Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products, distribution channels, and business models to emerging technologies and delivery platforms to stay competitive. Forecasting our revenues and profitability for these new products, distribution channels and business models is inherently uncertain and volatile, and if we invest in the development of interactive entertainment products or distribution channels incorporating a new technology or for a new platform that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial "up front" costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

        If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms, or otherwise elect not to pursue new business models, that achieve significant commercial success, it may have adverse consequences. It may take significant time and expenditures to shift product development resources to that technology, platform or business model, as the case may be, and it may be more difficult to compete against existing products incorporating that technology or for that platform or against companies using that business model.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

        We compete with other publishers of interactive entertainment software, both within and outside the United States. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. In addition, competitors with large portfolios and popular games typically have greater influence with platform providers, retailers, distributors and other customers who may, in turn, provide more favorable support to those competitors' games.

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

If we are unable to sell our products at the prices we planned to, our business may be negatively impacted.

        If we are unable to sell our products at the prices we planned, whether due to competitive pressure, including the continuing industry shift to free-to-play games, because retailers or other third parties elect to price these products at a lower price, or otherwise, it has, and is expected to continue to have, a negative impact on our business. Further, our decisions around the development of new game content are grounded in assumptions about eventual pricing levels. If there is price compression in the market after these decisions are made, it could have a negative impact on our business.

If we do not continue to attract, retain, and motivate skilled personnel, we will be unable to effectively conduct our business.

        Our success depends to a significant extent on our ability to identify, attract, hire, retain, motivate, and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create and sell the high-quality, well-received content upon which our business is substantially dependent. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, it could have a negative impact on our business.

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

  •
  limited financial resources and business expertise or the inability to retain skilled personnel may force developers out of business prior to completing products for us or require us to fund additional costs;

  •
  a competitor may acquire the business of one or more key developers or sign them to exclusive development arrangements and, in either case, we would not be able to continue to engage such developers' services for our products, except for any period for which the developer is contractually obligated to complete development for us; and

  •
  reliance on external developers reduces our visibility into, and control over, development schedules and operational outcomes compared to those when utilizing internal development resources.

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of these transactions.

        As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses. These transactions may involve significant risks and uncertainties, including: (1) in the case of an acquisition, (i) the potential for the acquired business to underperform relative to our expectations and the acquisition price, (ii) the potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of the acquired business's operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating the acquired business, its operations, and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of the acquired businesses; and (2) in the case of an investment, alliance, or joint venture, (i) our ability to cooperate with our partner, (ii) our partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. Further, any such transaction may involve the risk that our senior management's attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated, and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

Our debt could adversely affect our business.

        As of December 31, 2018, the Company had approximately $2.7 billion of long-term debt outstanding. Our debt burden could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flows from operations for the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities, and other general corporate purposes; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to competitors who have lower levels of debt. Further, though our current long-term debt all bears fixed interest rates, if and when we have borrowings at floating rates of interest, it could expose us to the risk of increased interest rates with respect to those borrowings.

        Agreements governing our indebtedness, including our credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the "Credit Agreement") and the indentures governing our notes, impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios. In addition, under certain circumstances, the Credit Agreement and our indentures may limit or prohibit other activities. In addition, we are required to maintain a maximum total net debt ratio calculated pursuant to a financial maintenance covenant under the Credit Agreement. Further, various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Credit Agreement or the indentures governing our notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. There can be no assurances that we will be granted waivers or amendments to these agreements if, for any reason, we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

We may not be able to borrow funds under our revolving credit facility if we are not able to meet the conditions to borrowing under that facility.

        We view our $1.5 billion revolving credit facility as a source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have not borrowed under the revolving credit facility to date, but if we wish to do so, there can be no assurance that we will be in compliance with these conditions, covenants and representations at such time.

The LIBOR calculation method may change and LIBOR is expected to be phased out after 2021.

        Interest on our revolving credit facility, which is scheduled to mature in 2023, is calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA") announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere on our revolving credit facility.

Lawsuits have been filed, and may continue to be filed, against publishers of interactive entertainment software products.

        In prior years, lawsuits have been filed against numerous interactive entertainment companies, including against us, by the families of victims of violence, alleging that interactive entertainment products influence the behavior of the perpetrators of such violence. These lawsuits have been dismissed, but similar additional lawsuits could be filed in the future. Although our general liability insurance carrier has agreed to defend lawsuits of this nature with respect to the prior lawsuits, it is uncertain whether insurance carriers would do so in the future, or if such insurance carriers would cover all or any amounts for which we might be liable if such future lawsuits are not decided in our favor. Further, any such lawsuit could result in increased governmental scrutiny, harm to our reputation, reduced demand by consumers for our products, or decreased willingness by our customers to purchase, or by our partners to provide marketing support for, those products. Such results could divert development and management resources, increase legal fees and other costs, and have other negative impacts on our business.

We are exposed to seasonality in the sale of our products.

        The interactive entertainment industry is somewhat seasonal, with the highest levels of consumer demand occurring during the calendar year-end holiday buying season. As a result, our sales have historically been highest during the fourth quarter of the year, particularly for our Activision segment. Receivables and credit risk are likewise higher during the fourth quarter of the year, as retailers increase their purchases of our products in anticipation of the holiday season. Delays in development, approvals or manufacturing could affect the timing of the release of products, causing us to miss key selling periods such as the year-end holiday buying season, which could negatively impact our business.

Our business may be harmed if our distributors, retailers, development and licensing partners, or other third parties with whom we do business act in ways that put our brand at risk.

        In many cases, our business partners are given access to sensitive and proprietary information or control over our intellectual property to provide services and support to our team. These third parties may misappropriate our information or intellectual property and engage in unauthorized use of it or otherwise act in a way that places our brand at risk. The failure of these third parties to provide adequate services and technologies, the failure of third parties to adequately maintain or update their services and technologies, or the misappropriation or misuse of this information or intellectual property could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business.

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

        We use open source software in connection with some of the games and services we offer. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business.

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

        From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether meritorious or not, may be time consuming, distracting to management, and expensive to defend. Further, intellectual property litigation or claims could force us to do one or more of the following:

  •
  cease selling, incorporating, supporting, or using products or services that incorporate the challenged intellectual property;

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

        We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark and trade secret laws and employee and third-party non-disclosure agreements, to protect our proprietary rights. We own or license various copyrights, patents, trademarks, and trade secrets. The process of registering and protecting these rights in various jurisdictions is expensive and time-consuming. Further, we are aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of our software products were to occur, it could negatively impact our business.

        Piracy is a persistent problem for us, and policing the unauthorized sale, distribution and use of our products is difficult, expensive, and time-consuming. Further, the laws of some countries in which our products are, or may be, distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. In addition, though we take steps to make the unauthorized sale, distribution and use of our products more difficult and to enforce and police our rights, as do the manufacturers of consoles and the operators of other platforms on which many of our games are played, these efforts may not be successful in controlling the piracy of our products in all instances. Technology designed to circumvent the protection measures used by console manufacturers and platform operators or by us in our products, the refusal of Internet service providers to remove infringing content in certain instances and the ability to download pirated copies of games from various Internet sites and peer-to-peer networks could result in an expansion in piracy.

        In addition, "cheating" programs or other unauthorized software tools and modifications that enable consumers to cheat in games could negatively impact the volume of microtransactions or purchases of downloadable content. In addition, vulnerabilities in the design of our products or the platforms upon which they run could be discovered after their release, which may result in lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively impact our business.

        We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies.

The insolvency or business failure of any of our business partners could negatively impact us.

        Our sales, whether digital or retail, are concentrated in a small number of large customers. This makes us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. Retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased and, as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insurance to protect against a customer's bankruptcy, insolvency, or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Further, the insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable. A payment default by, or the insolvency or business failure of, a significant business partner could negatively impact our business. In addition, having such a large portion of our total net revenues concentrated in a few customers reduces our negotiating leverage with these customers.

We are a global company and are subject to the risks and uncertainties of conducting business outside the U.S.

        We conduct business throughout the world, and we derive a substantial amount of our revenues and profits from international trade, particularly from Europe, Asia, and Australia. Moving forward, we expect that international sales will continue to account for a significant portion of our total revenues and profits and, moreover, that sales in emerging markets in Asia and elsewhere will be an increasingly important part of our international sales. As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in emerging markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements, and enforcement on us and our platform partners and differing local business practices, all of which may impact profit margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

        A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a negative impact on our business. For instance, to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business. Additionally, in the past, legislation has been implemented in China that has required modifications to our products. The future implementation of similar laws or regulations in China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products that are not cost-effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. The Chinese game approval procedure was suspended from March 2018 until January 2019 and, due to the large number of pending applications, it remains uncertain as to if and when our new products will be approved for release in China. Further, the enforcement of regulations relating to mobile and other games with an online element in China remains uncertain, and further changes, either in the regulations or their enforcement, could have a negative impact on our business in China.

        We are also subject to risks that our operations outside the United States could be conducted by our employees, contractors, third-party partners, representatives, or agents in ways that violate the

Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or other similar anti-bribery laws, as well as the 2017 U.K. Criminal Finances Act or other similar financial crime laws. While we have policies and procedures, as well as training for our employees, intended to secure compliance with these laws, our employees, contractors, third-party partners, representatives, or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions.

        In addition, cultural differences may affect consumer preferences and limit the international popularity of games that are popular in the U.S. or require us to modify the content of the games or the method by which we charge our customers for the games to be successful. If we do not correctly assess consumer preferences in the countries in which we sell our products, or if the other risks discussed herein come to fruition, it could negatively impact our business.

        Additionally, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (the "E.U."), commonly referred to as "Brexit." The United Kingdom commenced withdrawal proceedings with the E.U. in March 2017, and, on March 29, 2019, is scheduled to leave the E.U. These withdrawal proceedings have created political and economic uncertainty, particularly in the United Kingdom and the E.U., and this uncertainty may persist for years. The uncertainty surrounding the terms of the United Kingdom's withdrawal and its consequences could adversely impact consumer and investor confidence and the level of sales of discretionary items, including our products. The terms of the United Kingdom's withdrawal could negatively impact global financial markets, including currency exchange rates and interest rates, which could have a negative impact on our business, our suppliers and business partners, or our lenders and financial counterparties. Further, the terms of the United Kingdom's withdrawal and its consequences could potentially cause adverse disruptions to our operations, including our workforce, or the workforce of our suppliers, business partners, lenders or financial counterparties, in the United Kingdom or the E.U. as a result of potential changes to applicable employment or immigration rules, and our systems and information technology infrastructure or that of our suppliers, business partners, lenders or financial counterparties as a result of potential changes to regulations for data security or other data protection rules. Given our extensive global operations, the potential widespread impacts triggered through Brexit could adversely affect our business.

Fluctuations in currency exchange rates could negatively impact our business.

        We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, including euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona, which could fluctuate against the U.S. dollar. Since we have significant international sales but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures and managed these exposures with natural offsets. However, there can be no assurance that we will continue our hedging programs, or that we will be successful in managing exposure to currency exchange rate risks whether or not we do so.

Our games are subject to scrutiny regarding the appropriateness of their content. If we fail to receive our target ratings for certain titles, or if our retailers refuse to sell such titles due to what they perceive to be objectionable content, it could have a negative impact on our business.

        Our console and PC games are subject to ratings by the Entertainment Software Rating Board (the "ESRB"), a self-regulatory body based in the U.S. that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity, or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple's use of its proprietary "App Rating System" and Google Play's use of the International Age Rating Coalition (IARC) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if one of our games is "re-rated" for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

        Additionally, retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses, whether because a product received a certain rating by the ESRB or other content rating system, or otherwise. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material, or other generally objectionable content, we might be required to modify particular titles or forfeit the revenue opportunity of selling such titles with that retailer.

        Further, throughout the history of the interactive entertainment industry, many interactive software products have included hidden content and/or hidden gameplay features, some of which have been accessible through the use of in-game codes or other technological means, that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. While publishers are required to disclose pertinent hidden content during the ESRB ratings process, in a few cases, publishers have failed to disclose hidden content, and the ESRB has required the recall of the game, changed the rating or associated content descriptors originally assigned to the product, required the publisher to change the game or game packaging and/or imposed fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, some consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

Our results of operations or reputation may be harmed as a result of objectionable third party-created content.

        Certain of our games support collaborative online features that allow consumers to post narrative comments, in real time, that are visible to other consumers. Additionally, certain of our games allow consumers to create and share "user-generated content" that is visible to other consumers. From time to time, objectionable and offensive consumer content may be distributed within our games through these features or to gaming websites or forums that allow consumers to post comments. Additionally, we have begun to generate revenue through offering advertising within certain of our franchises. The content of in-game advertisements is generally created and delivered by third-party advertisers without our pre-approval, and, as such, objectionable content may be published in our games by these advertisers. This objectionable third party-created content may expose us to regulatory action or claims related to content, or otherwise negatively impact our business.

Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be negatively impacted.

        The video game industry continues to evolve, and new and innovative business opportunities are often subject to new attempts at regulation. As such, legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. These laws, regulations, and investigations are related to protection of minors, gambling, consumer privacy, accessibility, advertising, taxation, payments, intellectual property, distribution, and antitrust, among others.

        For example, many foreign countries have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced at one time or another at the federal and state levels in the United States, including legislation that attempts to impose additional taxes based on content). In addition, certain jurisdictions have laws that restrict or prohibit marketing or distribution of interactive entertainment software products with random digital item mechanics, which some of our online games and services include, or subject to such products to additional regulation and oversight, such as reporting to regulators. Also, although we have structured and operate our skill tournaments with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of tournaments and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, the growth and development of electronic commerce and virtual items and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies such as ours conducting business through the Internet and mobile devices. Also, existing laws or new laws regarding the marketing of in-app purchases, regulation of currency, banking institutions, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods. Further, in 2018, gaming addiction was listed as a mental health condition for the first time by the World Health Organization, and some countries have introduced legislation attempting to address this issue. Moreover, the public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers' willingness to purchase our products.

        The adoption and enforcement of legislation that restricts the marketing, content, business model, or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential audience for our products may be limited. We may be required to modify certain product development processes or products or alter our marketing strategies to comply with regulations, which could be costly or delay the release of our products. In addition, the laws and regulations affecting our products vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties, as well as harm to our reputation. Because the King Acquisition significantly increased our user population, we are subject us to laws and regulations in additional jurisdictions, which may exacerbate the potential adverse impact on our business.

Change in government regulations relating to the Internet could negatively impact our business.

        We rely on our consumers' access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting "net neutrality," could impair our consumers' online video game experiences, decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, in December 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the U.S. and, following that decision, several states enacted net neutrality regulations. Given uncertainty around these rules relating to the Internet, including changing interpretations, amendments, or repeal of those rules, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively impact our business.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

        Consumers play certain of our games online using our own distribution platforms, including Blizzard Battle.net, third-party platforms and networks, through online social platforms, and on mobile devices. We collect and store information about our consumers, including consumers who play these games. In addition, we collect and store information about our employees. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information, including the E.U.'s General Data Protection Regulation (the "GDPR"), the U.S. Children's Online Privacy Protection Act ("COPPA"), which regulates the collection, use, and disclosure of personal information from children under 13 years of age, and the California Consumer Privacy Act. Failure to comply with any of these laws or regulations may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines.

        Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future and may be inconsistent from jurisdiction to jurisdiction. For example, the E.U. has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy and protection regulations, including those imposed under the GDPR. The U.S. government, including the Federal Trade Commission and the Department of Commerce, as well as various U.S. state governments, are continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices. Complying with emerging and changing laws could require us to incur substantial costs or impact our approach to operating and marketing our games. Due to the rapidly changing nature of these data privacy protection laws, there is not always clear guidance from the respective governments and regulators regarding the interpretation of the law, which may create the risk of an inadvertent violation. For example, the California legislature recently passed the California Consumer Privacy Act and the E.U. has proposed further reforms to its existing data protection legal framework, in addition to the GDPR, which may further change our compliance obligations. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers and external data processors to assist us in ensuring compliance with these various types of regulations, and a violation by one of these third parties may also subject us to government investigations and result in substantial fines.

        Player interaction with our games is subject to our privacy policies, end user license agreements ("EULAs"), and terms of service. If we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition, and harm our business. If regulators, the media, consumers, or employees raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively impact our financial condition, or damage our business.

We depend on servers and networks to operate our games with online features and our proprietary online gaming service. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

        Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our games with online features, and could prevent the operation of such games altogether, any of which could result in the loss of sales for, or in, such games. The risk is particularly pronounced with respect to the mobile games published by King, which rely on a small number of third-party owned data centers located in one city, with respect to the functioning of our proprietary online gaming service, Blizzard Battle.net, the disruption of which could prevent Blizzard from delivering content digitally or render all of Blizzard games, as well as selected Activision content for the PC platform, unavailable, or with Activision's multiplayer game services which rely on systems hosted in a hybrid of data centers across the world as well as cloud providers.

        We also rely on networks operated by third parties, such as the PlayStation Network, Xbox Live and Steam, for the sale and digital delivery of downloadable console and PC game content and the functionality of our games with online features. Similarly, we rely on the continued operation of the Apple App Store, the Google Play Store, and Facebook for the sale of virtual currency for our free-to-play games. An extended interruption to any of these services could adversely affect our ability to sell and distribute our digital products and operate our games with online features, which could result in a loss of revenue and otherwise negatively impact our business.

        Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively impact our business.

        In the course of our day-to-day business, we and third parties operating on our behalf create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and sensitive and confidential information with respect to our customers, consumers, and employees. A malicious cybersecurity-related attack, intrusion, or disruption by hackers (including through spyware, viruses, phishing, denial of service, and similar attacks) or other breach of the systems on which such source code and assets, account information (including personal information), and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers', consumers' or employees' personal information (including personally identifiable information), or our own business data. Such incidents could also lead to product code-base and game distribution platform exploitation, should undetected viruses, spyware, or other malware be inserted into our products, services, or networks, or systems used by our consumers. We have implemented cybersecurity programs and the tools, technologies, processes, and procedures intended to secure our data and systems, and prevent and detect unauthorized access to, or loss of, our data, or the data of our customers, consumers, or employees. However, because these cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. If we are subject to cybersecurity breaches, or a security-related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage. Additionally, while we maintain insurance policies, they may be insufficient to reimburse the Company for all losses or all types of claims that may be caused by cyberbreaches or system or network disruptions. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, including regulatory investigations and actions, especially if there is loss, disclosure, or misappropriation of, or access to, our customers' personal information or other sensitive information, or there is otherwise an intrusion into our customers' privacy.

Our reported financial results could be significantly impacted by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

        Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have affected, and could further significantly affect, the way we report revenues related to our products and services. We recognize a majority of the revenues from video games that include an online service on a deferred basis over an estimated service period for such games. In addition, we defer the cost of revenues of those products. Further, as we increase our downloadable content and add new features to our online services, our estimate of the service period may change, and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and income taxes, could have a significant impact on our reported net revenues, net income and earnings per share under accounting principles generally accepted in the United States in any given period.

Provisions in our corporate documents and Delaware state law could delay or prevent a change of control.

        Our Fourth Amended and Restated Bylaws contain a provision regulating the ability of shareholders to bring matters for action before annual and special meetings. The regulations on shareholder action could make it more difficult for any person seeking to acquire control of the Company to obtain shareholder approval of actions that would support this effort. In addition, our Third Amended and Restated Certificate of Incorporation authorizes the issuance of so-called "blank check" preferred stock. This ability of our Board of Directors to issue and fix the rights and preferences of preferred stock could effectively dilute the interests of any person seeking control or otherwise make it more difficult to obtain control.

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

  •
  announcements of developments in the overall worldwide audience for interactive entertainment, including announcements of industry sales data;

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

        Our corporate headquarters and our primary corporate data center are located in the Los Angeles, California area, which is near a major earthquake fault. A major earthquake or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or otherwise prevents us from conducting our normal business operations, could require significant expenditures to resume operations and negatively impact our business. While we maintain insurance coverage for some of these events, the potential liabilities associated with such events could exceed the insurance coverage we maintain. Further, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. Any such event could also limit the ability of retailers, distributors or our other customers to sell or distribute our products.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our principal corporate and administrative offices, which includes our Activision segment's headquarters, are located in Santa Monica, California and consist of approximately 165,000 square feet of leased office space.

        Our Activision segment primarily leases office space for development studio personnel, with a total of approximately 475,000 square feet of leased spaces throughout the U.S., primarily in California, New York, and Wisconsin. We also lease approximately 721,000 square feet of office space in Irvine, CA for our Blizzard segment's headquarters, which includes administrative and development studio space, and approximately 68,000 square feet of office space in London, United Kingdom for our King segment's headquarter offices. King also leases approximately 210,000 square feet of office space in Barcelona, Spain for additional administrative and development studio space.

        In total, we have approximately 100 facility leases, primarily for other administrative and sales functions and development studio personnel, in the following countries: Australia, Brazil, Canada, China, France, Germany, Ireland, Italy, Japan, Malta, Mexico, the Netherlands, Romania, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom, and the United States.

        The only facilities currently owned by the Company are two European warehouses utilized by the Distribution segment, one located in Burglengenfeld, Germany, and the other in Venlo, the Netherlands.

        We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

        In December 2018, we received a decision from the STA informing us of an audit assessment to a Swedish subsidiary of King for the 2016 tax year. The STA decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $400 million) primarily concerning an alleged intercompany asset transfer. We disagree with the STA's decision and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve the matter, including administrative remedies with the STA, multilateral procedures with other relevant taxing jurisdictions, and, if necessary, judicial remedies. Further, we may be required to pay the full assessment to the STA in advance of the final resolution of the matter. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities.

        In December 2017, we received a Notice of Reassessment from the FTA related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $652 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA and, if necessary, judicial remedies. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for the 2011 through 2013 tax years, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

        In addition, we are party to routine claims, suits, investigations, audits, and other proceedings arising in the ordinary course of business, including with respect to intellectual property, competition and antitrust matters, regulatory matters, tax matters, privacy matters, labor and employment matters, compliance matters, unclaimed property matters, liability and personal injury claims, product damage claims, collection matters, and/or commercial claims. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

        Our common stock is quoted on the Nasdaq National Market under the symbol "ATVI". At February 21, 2019, there were 1,616 holders of record of our common stock.

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

        The following graph and table compare the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the RDG Technology Composite Index. The graph and table assume that $100 was invested on December 31, 2013, and that dividends were reinvested daily. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Fiscal year ending December 31:	12/13	12/14	12/15	12/16	12/17	12/18
Activision Blizzard, Inc.	$100.00	$114.08	$221.39	$208.19	$367.28	$271.51
Nasdaq Composite	100.00	114.62	122.81	133.19	172.11	165.84
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
RDG Technology Composite	100.00	117.81	122.23	138.28	189.14	190.13

Cash Dividends

        We have paid a dividend annually since 2010. Below is a summary of cash dividends paid over the past three fiscal years, along with the dividend most recently declared by the Board of Directors that will be paid in May 2019:

Year	Per Share Amount	Record Date	Dividend Payment Date
2019	$0.37	3/28/2019	5/9/2019
2018	$0.34	3/30/2018	5/9/2018
2017	$0.30	3/30/2017	5/10/2017
2016	$0.26	3/30/2016	5/11/2016

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

        Trading under Rule 10b5-1 Plans is subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person's behalf) not exercise any subsequent influence regarding the amount, price, and dates of transactions under the plan. In addition, the Company requires Rule 10b5-1 Plans to be established and maintained in accordance with the Company's "Policy on Establishing and Maintaining 10b5-1 Trading Plans."

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

Issuer Purchase of Equity Securities

        On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock during the two-year period from February 14, 2019 until the earlier of February 13, 2021 and a determination by the Board of Directors to discontinue the repurchase program.

        On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. We did not repurchase any shares under this program.

Item 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 in this Annual Report on Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2018, is derived from our consolidated financial statements and include the operations of King commencing on the King Closing Date. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Net revenues	$7,500	$7,017	$6,608	$4,664	$4,408
Net income (1)	1,813	273	966	892	835
Basic net income per share	2.38	0.36	1.30	1.21	1.14
Diluted net income per share	2.35	0.36	1.28	1.19	1.13
Cash dividends declared per share	0.34	0.30	0.26	0.23	0.20
Operating cash flows	$1,790	$2,213	$2,155	$1,259	$1,331
Balance Sheet Data:
Cash and investments (2)	$4,380	$4,775	$3,271	$1,840	$4,867
Total assets	17,835	18,668	17,452	15,246	14,637
Long-term debt, net (3)	2,671	4,390	4,887	4,074	4,319
Long-term debt, gross	2,700	4,440	4,940	4,119	4,369
Net debt (4)	—	—	1,669	2,279	—

(1)
Net income for 2018 and 2017 includes the impact of significant discrete tax-related impacts, including incremental income tax expense due to the application of the U.S. Tax Reform Act. See further discussion in Note 18 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Cash and investments consists of cash and cash equivalents along with short-term and long-term investments. We had short-term investments of $155 million and did not have any long-term investments as of December 31, 2018. We had short-term investments of $62 million and did not have any long-term investments as of December 31, 2017. We had short-term and long-term investments of $13 million and $13 million, respectively, as of December 31, 2016, $8 million and $9 million, respectively, as of December 31, 2015, and $10 million and $9 million, respectively, as of December 31, 2014. Cash and investments as of December 31, 2015, excludes $3,561 million of cash placed in escrow for the King Acquisition.

(3)
For discussion on our debt obligations, see Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Net debt is defined as long-term debt, gross less cash and investments.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, PC, and mobile devices. We also operate esports leagues and events and create film and television content based on our intellectual property. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The King Acquisition

        On February 23, 2016, we completed the King Acquisition for an aggregate purchase price of approximately $5.8 billion, as further described in Note 23 of the notes to the consolidated financial statements. Our consolidated financial statements include the operations of King commencing on February 23, 2016.

Reportable Segments

        Based upon our organizational structure, we conduct our business through three reportable segments: Activision, Blizzard, and King.

(i)    Activision

        Activision is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platforms. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties, as well as some licensed properties.

        In 2010, Activision entered into an exclusive relationship with Bungie to publish games in the Destiny franchise. Effective December 31, 2018, Activision and Bungie mutually agreed to terminate their publishing relationship related to the Destiny franchise. As part of this termination, Activision agreed to transfer its publishing rights for the Destiny franchise to Bungie in exchange for cash and Bungie's assumption of on-going customer obligations of Activision. Going forward, Activision no longer has any material rights or obligations related to the Destiny franchise. As a result of the agreement to terminate the relationship, the Company recognized net bookings—a key operating metric—of $20 million, GAAP revenues of $164 million, and GAAP operating income of $91 million for the year ended December 31, 2018.

(ii)   Blizzard

        Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch League, the first major global professional esports league with city-based teams, and our MLG business, which is responsible for various esports events and serves as a multi-platform network for Activision Blizzard esports content.

(iii)  King

        King is a leading global developer and publisher of interactive entertainment content and services, primarily on mobile platforms, such as Google's Android and Apple's iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King's games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

Other

        We also engage in other businesses that do not represent reportable segments, including:

  •
  the Studios business, which is devoted to creating original film and television content based on our library of globally recognized intellectual properties; and

  •
  the Distribution business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

        The Company's 2018 financial results are presented in accordance with a new revenue accounting standard that was adopted in the first quarter of 2018. Prior period results have not been restated to reflect this change in accounting standards. Further information about our adoption of the new standard is provided in Notes 2 and 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

        2018 financial highlights included:

  •
  consolidated net revenues increased 7% to $7.5 billion and consolidated operating income increased 52% to $2.0 billion, as compared to consolidated net revenues of $7.0 billion and consolidated operating income of $1.3 billion in 2017;

  •
  revenues from digital online channels increased 6% to $5.8 billion, or 77% of consolidated net revenues, as compared to $5.5 billion, or 78% of consolidated net revenues, in 2017;

  •
  operating margin was 26.5%, as compared to 18.7% in 2017;

  •
  cash flows from operating activities were approximately $1.79 billion, a decrease of 19%, as compared to $2.21 billion in 2017;

  •
  consolidated net income increased to $1.8 billion, as compared to $273 million in 2017, which included significant discrete tax-related impacts in both 2017 and 2018—refer to Consolidated Results discussion below for details; and

  •
  diluted earnings per common share increased to $2.35, as compared to $0.36 in 2017.

        Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the year ended December 31, 2018, include net effects of $238 million and $100 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Content Release and Event Highlights

        Games and downloadable content that were released during 2018, include:

  •
  Activision's four downloadable content packs for Call of Duty: WWII;

  •
  Activision's Warmind and Forsaken, the second and third expansions to Destiny 2;

  •
  Activision's Call of Duty: Black Ops 4;

  •
  Activision's Spyro™ Reignited Trilogy, a remastered version of the first three Spyro the Dragon games;

  •
  Blizzard's latest expansions to Hearthstone—The Witchwood™ , The Boomsday Project™, and Rastakhan's Rumble™;

  •
  Blizzard's World of Warcraft: Battle for Azeroth™, the seventh expansion to World of Warcraft; and

  •
  King's Candy Crush Friends Saga™, the latest title in the Candy Crush franchise.

        The Overwatch League, the first major global professional esports league with city-based teams, completed its inaugural season in 2018 with 12 initial teams. During 2018, we also completed the sale of an additional eight teams, which are competing in the league's second season that began in February 2019.

International Sales

        International sales are a fundamental part of our business. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Net revenues from international sales accounted for approximately 54%, 55%, and 55% of our total consolidated net revenues for the years ended December 31, 2018, 2017, and 2016, respectively. The majority of our net revenues from foreign countries are generated by consumers in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, South Korea, Spain, Sweden, and the United Kingdom. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Operating Metrics

        The following operating metrics are key performance indicators that we use to evaluate our business.

Net Bookings

        We monitor net bookings as a key operating metric in evaluating the performance of our business. Net bookings is the net amount of products and services sold digitally or sold-in physically in the period, and includes license fees, merchandise, and publisher incentives, among others. Net bookings is equal to net revenues excluding the impact from deferrals.

        Net bookings was as follows (amounts in millions):

	For the years ended December 31,
				Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
	2018	2017	2016
Net bookings	$7,262	$7,156	$6,599	$106	$557

  2018 vs. 2017

        The increase in net bookings for 2018, as compared to 2017, was primarily due to:

  •
  higher net bookings from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017;

  •
  higher net bookings from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite WarfareTM (which, when referred to herein, is inclusive of Call of Duty: Modern Warfare® Remastered), which was released in November 2016;

  •
  higher net bookings from the Candy Crush franchise, primarily due to in-game advertisements, increased monetization, and the launch of Candy Crush Friends Saga, the latest title in the Candy Crush franchise, in October 2018; and

  •
  net bookings from the Spyro Reignited Trilogy, which was released in November 2018, with no comparable release in 2017.

        The increase was partially offset by:

  •
  lower net bookings from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable full-game release in 2018;

  •
  lower net bookings from Overwatch, which was released in May 2016; and

  •
  lower net bookings from Call of Duty: Infinite Warfare, as compared to prior catalog releases.

  2017 vs. 2016

        The increase in net bookings for 2017, as compared to 2016, was primarily due to:

  •
  higher net bookings from King titles, as 2017 included King net bookings for the full year, while 2016 only included King net bookings for the partial period following the King Closing Date, as well as higher net bookings from the Candy Crush franchise, due to in-game events and features;

  •
  higher net bookings from the Destiny franchise, driven by the release of Destiny 2;

  •
  higher net bookings from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title;

  •
  higher net bookings from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions; and

  •
  net bookings from Crash BandicootTM N. Sane Trilogy, which was released in June 2017.

        The increase was partially offset by:

  •
  lower net bookings from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title;

  •
  lower net bookings from Overwatch;

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

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Activision	53	46	45	51	55	49
Blizzard	35	37	37	38	40	42
King	268	262	270	285	290	293

Total	356	345	352	374	385	384

        Average MAUs increased by 11 million, or 3%, for the three months ended December 31, 2018, as compared to the three months ended September 30, 2018. The increase in Activision's average MAUs is driven by the Call of Duty franchise, due to the launch of Call of Duty: Black Ops 4 in October 2018. The increase in King's average MAUs is due to the launch of Candy Crush Friends Saga in October 2018.

        Average MAUs decreased by 29 million, or 8%, for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. The year-over-year decrease in King's average MAUs is due to decreases across King's franchises from less engaged users leaving the network. King MAUs were also negatively impacted by a King network outage resulting from changes made in the second quarter of 2018 by a third-party partner which inadvertently impacted some users' ability to play and spend money in King games. The year-over-year decrease in Blizzard's average MAUs is due to lower MAUs for Hearthstone and Overwatch.

Management's Overview of Business Trends

Interactive Entertainment Growth, Including Mobile Gaming

        Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry has grown, on average, 18% annually from 2015 to 2018. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions gain access to this form of entertainment.

        Further, the wide adoption of smart phones globally and the free-to-play business model on those platforms has increased the total addressable audience for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than console and PC gaming, and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment from, our franchises.

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

        For example, as part of our efforts to take advantage of the esports opportunity, during 2017 we completed the sale of 12 teams for the Overwatch League, the first major global professional esports league with city-based teams, which completed its inaugural season in July 2018. During 2018, we also completed the sale of eight additional teams, which are competing in the league's second season that began in February 2019.

Concentration of Sales Among the Most Popular Franchises

        The concentration of retail revenues among key titles has continued as a trend in the overall interactive entertainment industry. According to The NPD Group, the top 10 titles accounted for 38% of the retail sales in the U.S. interactive entertainment industry in 2018. Similarly, a significant portion of our revenues historically has been derived from video games based on a few popular franchises and these video games have been responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, Candy Crush, and World of Warcraft franchises, collectively, accounted for 58% of our consolidated net revenues—and a significantly higher percentage of our operating income—for 2018.

        The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Of the top 10 console franchises in the U.S. in 2018, all 10 are from established franchises. Similarly, according to U.S rankings for the Apple App Store and Google Play store per App Annie Intelligence as of December 2018, the top 10 mobile games have held such ranking for an average of 28 months.

        In addition to investing in, and developing sequels and content for, our top franchises, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. For example, in 2014, we released Hearthstone, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence on the mobile platform, in 2016 we acquired King.

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

        While our business is shifting toward a year-round engagement model, the interactive entertainment industry remains somewhat seasonal. We have historically experienced our highest sales volume, particularly for Activision, in the calendar year-end holiday buying season. Following the acquisition of King, which focuses on free-to-play games, which are generally less seasonal, and as we otherwise make the shift to a year-round model, less of our revenues are generated during the fourth quarter. For our reportable segments, the aggregate percentage of our revenue represented by the fourth quarter in 2018 was 39%, as compared to 52% in 2013.

Outlook

        In 2019, we expect to have a lighter slate of full game releases than in 2018. We plan to release our latest Call of Duty game in the second half of 2019, along with Sekiro: Shadows Die Twice and Crash Team Racing Nitro-Fueled in the first half of 2019. In addition, we expect to deliver ongoing content for our various franchises, including continued in-game content for Call of Duty: Black Ops 4, expansion packs for Hearthstone, and in-game events for Overwatch. Overall, we expect lower revenues and earnings per share in 2019 as compared to 2018.

        We will also continue to invest in new opportunities that we think have the potential to drive our growth over the long-term, including building on our advertising and esports initiatives.

Focusing Development Resources and Restructuring Plan

        In order to better capitalize on long-term growth opportunities, on February 12, 2019, the Company committed to a Board-authorized restructuring plan under which the Company plans to refocus its resources on its largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of the business. More specifically, we intend to:

  •
  increase our investment in development for our largest, internally-owned franchises—across upfront releases, in-game content, mobile and geographic expansion;

  •
  reduce certain non-development and administrative-related costs across our business; and

  •
  integrate our global and regional sales and "go-to-market," partnerships, and sponsorships capabilities across the business, which we believe will enable us to provide better opportunities for talent, and greater expertise and scale on behalf of our business units.

        We expect to incur aggregate pre-tax restructuring charges of approximately $150 million in 2019, related to severance, including, in many cases, above legally required amounts (approximately 65% of the aggregate charge), facilities costs (approximately 20% of the aggregate charge), and asset write-downs and other costs (approximately 15% of the aggregate charge). We expect the majority of these charges to be incurred in the first quarter of 2019, with most of the balance expected to be incurred in the remainder of 2019. The total pre-tax charge associated with the restructuring will be paid almost entirely in cash and the outlays are expected to be incurred throughout 2019.

Consolidated Statements of Operations Data

        The following table sets forth consolidated statements of operations data for the periods indicated in dollars (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Years Ended December 31,
	2018		2017		2016
Net revenues
Product sales	$2,255	30%	$2,110	30%	$2,196	33%
Subscription, licensing, and other revenues	5,245	70	4,907	70	4,412	67

Total net revenues	7,500	100	7,017	100	6,608	100

Costs and expenses
Cost of revenues—product sales:
Product costs	719	32	733	35	741	34
Software royalties, amortization, and intellectual property licenses	371	16	300	14	331	15
Cost of revenues—subscription, licensing, and other:
Game operations and distribution costs	1,028	20	984	20	851	19
Software royalties, amortization, and intellectual property licenses	399	8	484	10	471	11
Product development	1,101	15	1,069	15	958	14
Sales and marketing	1,062	14	1,378	20	1,210	18
General and administrative	832	11	760	11	634	10

Total costs and expenses	5,512	73	5,708	81	5,196	79

Operating income	1,988	27	1,309	19	1,412	21
Interest and other expense (income), net	71	1	146	2	214	3
Loss on extinguishment of debt (1)	40	1	12	—	92	1

Income before income tax expense	1,877	25	1,151	16	1,106	17
Income tax expense	64	1	878	13	140	2

Net income	$1,813	24%	$273	4%	$966	15%

(1)
Represents the loss on extinguishment of debt we recognized associated with our debt financing activities as follows:
  •
  the 2018 loss on extinguishment is comprised of a $25 million premium payment and an $8 million write-off of unamortized discount and deferred financing costs associated with the redemption in August 2018 of our unsecured senior notes due September 2023 that we issued on September 19, 2013 (the "2023 Notes"), along with a $7 million write-off of unamortized discount and deferred financing costs associated with the extinguishment of our outstanding term loans;

  •
  the 2017 loss on extinguishment is comprised of a $12 million write-off of unamortized discount and deferred financing costs associated with refinancing activities on our term loans; and

  •
  and the 2016 loss on extinguishment is comprised of a premium payment of $63 million and a write-off of unamortized discount and financing costs of $29 million associated with the extinguishment of certain term loan and senior note facilities through our refinancing activities.

Consolidated Net Revenues

        The following table summarizes our consolidated net revenues and the increase/(decrease) in deferred revenues recognized (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016	Increase/ (decrease) 2018 v 2017	Increase/ (decrease) 2017 v 2016	% Change 2018 v 2017	% Change 2017 v 2016
Consolidated net revenues	$7,500	$7,017	$6,608	$483	$409	7%	6%
Net effect from recognition (deferral) of deferred net revenues	238	(139)	9	377	(148)

Consolidated net revenues

  2018 vs. 2017

        The increase in consolidated net revenues for 2018, as compared to 2017, was primarily due to:

  •
  an increase of $455 million in revenues recognized from Activision, primarily due to (1) higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, with no comparable release in 2016, and by revenues recognized in connection with the sale of our Destiny publishing rights to Bungie, (2) higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016, (3) higher revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, and (4) revenues from the Spyro Reignited Trilogy, which was released in November 2018, with no comparable release in 2017, partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, as compared to prior catalog releases; and

  •
  an increase of $105 million in revenues from King, despite the impact from the network outage in the second quarter of 2018 as discussed above, primarily driven by the Candy Crush franchise's higher revenues due to in-game advertisements, increased monetization, and the launch of Candy Crush Friends Saga, the latest title in the Candy Crush franchise, in October 2018.

        The increase was partially offset by a decrease of $74 million in revenues recognized from Blizzard, primarily due to lower revenues recognized from Overwatch, which was released in May 2016, partially offset by higher revenues recognized from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

  2017 vs. 2016

        The increase in consolidated net revenues for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from King titles, as 2017 included King revenues for the full year, while 2016 only included King revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise, due to in-game events and features;

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

Change in Deferred Revenues Recognized

  2018 vs. 2017

        The increase in net deferred revenues recognized for 2018, as compared to 2017, was primarily due to an increase of $625 million in net deferred revenues recognized from Activision, primarily due to higher net deferred revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, and its associated in-game content, with no comparable release in 2016.

        The increase was partially offset by a decrease of $226 million in net deferred revenues recognized from Blizzard, primarily due to a net deferral of revenues for World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

  2017 vs. 2016

        The decrease in net deferred revenues recognized for 2017, as compared to 2016, was primarily due to:

  •
  a net deferral of revenues for the Destiny franchise, primarily due to Destiny 2, as compared to net deferred revenues recognized in the comparable prior period; and

  •
  a higher net deferral of revenues from the Call of Duty franchise, primarily due to the stronger performance of Call of Duty: WWII in the fourth quarter of 2017, as compared to Call of Duty: Infinite Warfare in the fourth quarter of 2016.

        The decrease was partially offset by:

  •
  net deferred revenues recognized from Overwatch in 2017, as compared to a net deferral of revenues in 2016 due to the release of Overwatch in May 2016; and

  •
  net deferred revenues recognized from World of Warcraft in 2017, as compared to a net deferral of revenues in 2016 due to the release of World of Warcraft: Legion in August 2016.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $102 million, a positive impact of $42 million, and a negative impact of $81 million on Activision Blizzard's consolidated net revenues in 2018, 2017, and 2016, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Operating Segment Results

        Currently, we have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

        Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

        Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	For the Year Ended December 31, 2018				Increase / (decrease) 2018 v 2017
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,458	$2,238	$2,086	$6,782	$(170)	$118	$88	$36
Intersegment net revenues (1)	—	53	—	53	—	34	—	34

Segment net revenues	$2,458	$2,291	$2,086	$6,835	$(170)	$152	$88	$70
Segment operating income	$1,011	$685	$750	$2,446	$6	$(27)	$50	$29

	For the Year Ended December 31, 2017				Increase / (decrease) 2017 v 2016
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,628	$2,120	$1,998	$6,746	$408	$(319)	$412	$501
Intersegment net revenues (1)	—	19	—	19	—	19	—	19

Segment net revenues	$2,628	$2,139	$1,998	$6,765	$408	$(300)	$412	$520
Segment operating income	$1,005	$712	$700	$2,417	$217	$(283)	$163	$97

	For the Year Ended December 31, 2016
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,220	$2,439	$1,586	$6,245
Intersegment net revenues (1)	—	—	—	—

Segment net revenues	$2,220	$2,439	$1,586	$6,245
Segment operating income	$788	$995	$537	$2,320

(1)
Intersegment revenues reflect licensing and service fees charged between segments.

        Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Reconciliation to consolidated net revenues:
Segment net revenues	$6,835	$6,765	$6,245
Revenues from other segments (1)	480	410	354
Net effect from recognition (deferral) of deferred net revenues (2)	238	(139)	9
Elimination of intersegment revenues (3)	(53)	(19)	—

Consolidated net revenues	$7,500	$7,017	$6,608

Reconciliation to consolidated income before income tax expense:
Segment operating income	$2,446	$2,417	$2,320
Operating income (loss) from other segments (1)	31	(19)	14
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	100	(71)	(10)
Share-based compensation expense	(209)	(178)	(159)
Amortization of intangible assets	(370)	(757)	(706)
Fees and other expenses related to the acquisition of King (4)	—	(15)	(47)
Restructuring costs (5)	(10)	(15)	—
Other non-cash charges (6)	—	(14)	—
Discrete tax-related items (7)	—	(39)	—

Consolidated operating income	1,988	1,309	1,412
Interest and other expense (income), net	71	146	214
Loss on extinguishment of debt	40	12	92

Consolidated income before income tax expense	$1,877	$1,151	$1,106

(1)
Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)
We have determined that some of our titles' online functionality represents an essential component of gameplay and, as a result, represents a distinct and separate deliverable. As such, we are required to recognize revenues from these titles over the estimated service periods, which are generally less than twelve months. The related cost of revenues are deferred and recognized when the related revenues are recognized. In the operating segment results table, we reflect the net effect from the deferrals of revenues and (recognition) of deferred revenues, along with the related cost of revenues, on certain of our online enabled products.

(3)
Intersegment revenues reflect licensing and service fees charged between segments.

(4)
Reflects fees and other expenses, such as legal, banking, and professional services fees, related to the acquisition of King and associated integration activities, inclusive of related debt financings.

(5)
Reflects restructuring charges, primarily severance costs.

(6)
Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

(7)
Reflects the impact of other unusual or unique tax-related items and activities.

Segment Net Revenues

Activision

  2018 vs. 2017

        The decrease in Activision's net revenues for 2018, as compared to 2017, was primarily due to:

  •
  lower revenues from the Destiny franchise, driven by the release of Destiny 2 in September 2017, with no comparable full-game release in 2018; and

  •
  lower revenues from Call of Duty: Infinite Warfare, which was released in November 2016, as compared to prior catalog releases.

        The decrease was partially offset by:

  •
  higher revenues from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare; and

  •
  revenues from the Spyro Reignited Trilogy, which was released in November 2018, with no comparable release in 2017.

  2017 vs. 2016

        The increase in Activision's net revenues for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from the Destiny franchise, driven by the release of Destiny 2, with no comparable release in 2016;

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

Blizzard

  2018 vs. 2017

        The increase in Blizzard's net revenues for 2018, as compared to 2017, was primarily due to higher revenues from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017, partially offset by lower revenues from Overwatch, which was released in May 2016.

  2017 vs. 2016

        The decrease in Blizzard's net revenues for 2017, as compared to 2016, was primarily due to:

  •
  lower revenues from Overwatch; and

  •
  lower revenues from World of Warcraft, driven by the release of World of Warcraft: Legion in August 2016, with no comparable release in 2017.

        The decrease was partially offset by:

  •
  revenues recognized from franchise sales of city-based teams for the Overwatch League; and

  •
  higher revenues from Diablo III, primarily due to the release of Rise of the Necromancer, a downloadable content pack for Diablo III that was released in June 2017.

King

  2018 vs. 2017

        The increase in King's net revenues for 2018, as compared to 2017, was primarily due to higher revenues from the Candy Crush franchise, driven by in-game advertisements, increased monetization, and the launch of Candy Crush Friends Saga, the latest title in the Candy Crush franchise, in October 2018.

  2017 vs. 2016

        The increase in King's net revenues for 2017, as compared to 2016, was primarily due to:

  •
  2017 including King revenues for the full year, while 2016 only included King revenues for the partial period following the King Closing Date; and

  •
  higher revenues from the Candy Crush franchise, due to in-game events and features.

Segment Income from Operations

Activision

  2018 vs. 2017

        Activision's operating income for 2018 was comparable to 2017. Decreases in operating income were primarily from:

  •
  lower revenues, as discussed above;

  •
  higher developer costs to support existing and upcoming title releases; and

  •
  higher software royalties, amortization, and intellectual property licenses recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

        These were largely offset by increases to operating income from:

  •
  lower product costs, lower software royalties, amortization, and intellectual property licenses, and lower sales and marketing costs, all primarily driven by the Destiny franchise, as 2017 included the full game release of Destiny 2, with no comparable full game franchise release in 2018; and

  •
  higher capitalization of software development costs due to increased costs and the timing of game development cycles.

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

Blizzard

  2018 vs. 2017

        The decrease in Blizzard's operating income for 2018, as compared to 2017, was primarily due to:

  •
  higher costs to operate and support Blizzard's existing business and adjacent areas of opportunity; and

  •
  higher software royalties, amortization, and intellectual property licenses driven by World of Warcraft: Battle for Azeroth, which was released in August 2018.

        The decrease was partially offset by higher revenues, as discussed above, and higher capitalization of software development costs due to the timing of game development cycles.

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

King

  2018 vs. 2017

        The increase in King's operating income for 2018, as compared to 2017, was primarily due to higher revenues from the Candy Crush franchise, as discussed above.

  2017 vs. 2016

        The increase in King's operating income for 2017, as compared to 2016, was primarily due to:

  •
  2017 including King's results of operations for the full year, while 2016 only included King's results of operations for the partial period following the King Closing Date; and

  •
  higher revenues from the Candy Crush franchise, as discussed above.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $48 million, a positive impact of $85 million, and a negative impact of $30 million on reportable segment net revenues for 2018, 2017, and 2016, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

        The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016	Increase/ (decrease) 2018 v 2017	Increase/ (decrease) 2017 v 2016	% Change 2018 v 2017	% Change 2017 v 2016
Net revenues by distribution channel:
Digital online channels (1)	$5,786	$5,479	$4,865	$307	$614	6%	13%
Retail channels	1,107	1,033	1,386	74	(353)	7	(25)
Other (2)	607	505	357	102	148	20	41

Total consolidated net revenues	$7,500	$7,017	$6,608	$483	$409	7	6

(1)
Net revenues from "Digital online channels" include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)
Net revenues from "Other" include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Digital Online Channel Net Revenues

  2018 vs. 2017

        The increase in net revenues from digital online channels for 2018, as compared to 2017, was primarily due to:

  •
  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, with no comparable release in 2016, and by revenues recognized in connection with the sale of our Destiny publishing rights to Bungie;

  •
  higher revenues from the Candy Crush franchise, primarily due to in-game advertisements, increased monetization, and the launch of Candy Crush Friends Saga, the latest title in the Candy Crush franchise, in October 2018;

  •
  higher revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

  •
  higher revenues recognized from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare, which was released in November 2016.

        The increase was partially offset by:

  •
  lower revenues recognized from Overwatch, which was released in May 2016; and

  •
  lower revenues recognized from Call of Duty: Infinite Warfare, as compared to prior catalog releases.

  2017 vs. 2016

        The increase in net revenues from digital online channels for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from King titles, as 2017 included King revenues for the full year, while 2016 only included King revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features; and

  •
  higher revenues recognized from the continued strength of Call of Duty: Black Ops III, as compared to prior catalog releases, driven by the downloadable content pack, Zombies Chronicles, which was released in May 2017, and the continued strength of microtransactions.

        The increase was partially offset by lower revenues recognized from Call of Duty: Infinite Warfare, as compared to the performance of Call of Duty: Black Ops III, the comparable 2015 title.

Retail Channel Net Revenues

  2018 vs. 2017

        The increase in net revenues from retail channels for 2018, as compared to 2017, was primarily due to:

  •
  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016; and

  •
  revenues from the Spyro Reignited Trilogy, which was released in November 2018, with no comparable release in 2017.

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

  •
  higher revenues recognized from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title.

Net Revenues by Geographic Region

        The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016	Increase/ (decrease) 2018 v 2017	Increase/ (decrease) 2017 v 2016	% Change 2018 v 2017	% Change 2017 v 2016
Net revenues by geographic region:
Americas	$3,880	$3,607	$3,423	$273	$184	8%	5%
EMEA (1)	2,618	2,464	2,221	154	243	6	11
Asia Pacific	1,002	946	964	56	(18)	6	(2)

Consolidated net revenues	$7,500	$7,017	$6,608	$483	$409	7	6

(1)
"EMEA" consists of the Europe, Middle East, and Africa geographic regions.

Americas

  2018 vs. 2017

        The increase in net revenues in the Americas region for 2018, as compared to 2017, was primarily due to:

  •
  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, with no comparable release in 2016, and by revenues recognized in connection with the sale of our Destiny publishing rights to Bungie;

  •
  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016; and

  •
  higher revenues from the Candy Crush franchise, primarily due to in-game advertisements, increased monetization, and the launch of Candy Crush Friends Saga, the latest title in the Candy Crush franchise, in October 2018.

        The increase was partially offset by:

  •
  lower revenues recognized from Call of Duty: Infinite Warfare, as compared to prior catalog releases; and

  •
  lower revenues recognized from Overwatch, which was released in May 2016.

  2017 vs. 2016

        The increase in net revenues in the Americas region for 2017, as compared to 2016, was primarily due to:

  •
  higher revenues from King titles, as 2017 included King's revenues for the full year, while 2016 only included King's revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features;

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

EMEA

  2018 vs. 2017

        The increase in net revenues in the EMEA region for 2018, as compared to 2017, was primarily due to higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016.

  2017 vs. 2016

        The increase in net revenues in the EMEA region for 2017, as compared to 2016, was primarily due to the same drivers and partially offsetting factors as those for the Americas region discussed above, as well as higher revenues from our Distribution business, primarily due to higher sales during the holiday season.

Asia Pacific

  2018 vs. 2017

        The increase in net revenues in the Asia Pacific region for 2018, as compared to 2017, was primarily due to:

  •
  higher revenues recognized from Hearthstone, driven by additional digital content delivered in connection with the renewal of our contract with NetEase, Inc. that was entered into in December 2018; and

  •
  higher revenues from the Candy Crush franchise, primarily due to in-game advertisements and the launch of Candy Crush Friends Saga, the latest title in the Candy Crush franchise, in October 2018.

        The increase was partially offset by lower revenues recognized from Overwatch, which was released in May 2016.

  2017 vs. 2016

        The slight decrease in net revenues in the Asia Pacific region for 2017, as compared to 2016, was primarily due to slightly lower revenues recognized from Overwatch and Hearthstone, mostly offset by higher revenues from King titles and Crash Bandicoot N. Sane Trilogy.

Net Revenues by Platform

        The following tables detail our net revenues by platform (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016	Increase/ (decrease) 2018 v 2017	Increase/ (decrease) 2017 v 2016	% Change 2018 v 2017	% Change 2017 v 2016
Net revenues by platform:
Console	$2,538	$2,389	$2,453	$149	$(64)	6%	(3)%
PC	2,180	2,042	2,124	138	(82)	7	(4)
Mobile and ancillary (1)	2,175	2,081	1,674	94	407	5	24
Other (2)	607	505	357	102	148	20	41

Total consolidated net revenues	$7,500	$7,017	$6,608	$483	$409	7	6

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

Console

  2018 vs. 2017

        The increase in net revenues from console for 2018, as compared to 2017, was primarily due to:

  •
  higher revenues recognized from Call of Duty: WWII, which was released in November 2017, as compared to Call of Duty: Infinite Warfare, which was released in November 2016; and

  •
  higher revenues recognized from the Destiny franchise, driven by Destiny 2, which was released in September 2017, with no comparable release in 2016, and by revenues recognized in connection with the sale of our Destiny publishing rights to Bungie.

        The increase was partially offset by:

  •
  lower revenues recognized from Call of Duty: Infinite Warfare, as compared to prior catalog releases; and

  •
  lower revenues recognized from Overwatch, which was released in May 2016.

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

  •
  higher revenues recognized from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare, the comparable 2016 title.

PC

  2018 vs. 2017

        The increase in net revenues from PC for 2018, as compared to 2017, was primarily due to:

  •
  higher revenues recognized from Destiny 2, which was released on the PC platform in October 2017, and its associated in-game content, with no comparable release in 2016; and

  •
  higher revenues from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

        The increase was partially offset by lower revenues recognized from Overwatch, which was released in May 2016.

  2017 vs. 2016

        The decrease in net revenues from PC for 2017, as compared to 2016, was primarily due to:

  •
  lower revenues recognized from the World of Warcraft franchise; and

  •
  lower revenues recognized from Overwatch.

Mobile and Ancillary

  2018 vs. 2017

        The increase in net revenues from mobile and ancillary for 2018, as compared to 2017, was primarily due to higher revenues from the Candy Crush franchise, driven by in-game advertisements, increased monetization, and the launch of Candy Crush Friends Saga, the latest title in the Candy Crush franchise, in October 2018.

  2017 vs. 2016

        The increase in net revenues from mobile and ancillary for 2017, as compared to 2016, was primarily due to higher revenues from King titles, as 2017 included King's revenues for the full year, while 2016 only included King's revenues for the partial period following the King Closing Date, as well as higher revenues from the Candy Crush franchise due to in-game events and features.

        The increase was partially offset by lower revenues from sales of standalone toys and accessories from the Skylanders franchise.

Costs and Expenses

Cost of Revenues

        The following tables detail the components of cost of revenues in dollars and as a percentage of associated net revenues (amounts in millions):

	Year Ended December 31, 2018	% of associated net revenues	Year Ended December 31, 2017	% of associated net revenues	Year Ended December 31, 2016	% of associated net revenues	Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
Cost of revenues—product sales:
Product costs	$719	32%	$733	35%	$741	34%	$(14)	$(8)
Software royalties, amortization, intellectual property licenses	371	16	300	14	331	15	71	(31)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	1,028	20	984	20	851	19	44	133
Software royalties, amortization, intellectual property licenses	399	8	484	10	471	11	(85)	13

Total cost of revenues	$2,517	34%	$2,501	36%	$2,394	36%	$16	$107

Cost of Revenues—Product Sales:

  2018 vs. 2017

        The slight decrease in product costs for 2018, as compared to 2017, was primarily due to a decrease of $20 million in product costs from Activision, primarily related to the absence of title releases for the Guitar Hero® and Skylanders franchises, which was partially offset by higher product costs from our lower margin Distribution business due to increased product sales.

        The increase in software royalties, amortization, and intellectual property licenses related to product sales for 2018, as compared to 2017, was primarily due to an increase of $89 million in software amortization and royalties from Activision, primarily due to higher software amortization and royalties for (1) the Destiny franchise and (2) Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017, partially offset by lower software amortization and royalties from Call of Duty: WWII, as compared to Call of Duty: Infinite Warfare, which was released in November 2016.

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

Cost of Revenues—Subscription, Licensing, and Other Revenues:

  2018 vs. 2017

        The increase in game operations and distribution costs for 2018, as compared to 2017, was primarily due to higher personnel, facilities, and equipment costs of $50 million associated with our esports broadcasting operations and online games.

        The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for 2018, as compared to 2017, was primarily due to a decrease of $121 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King. The decrease was partially offset by an increase of $35 million in software amortization and royalties from Activision, primarily due to the release of expansions for Destiny 2.

  2017 vs. 2016

        The increase in game operations and distribution costs for 2017, as compared to 2016, was primarily due to platform provider fees associated with the increase in revenues from King.

        Software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for 2017 were comparable to 2016.

Product Development (amounts in millions)

	Year Ended December 31, 2018	% of consolidated net revenues	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
Product development	$1,101	15%	$1,069	15%	$958	14%	$32	$111

  2018 vs 2017

        The increase in product development costs for 2018, as compared to 2017, was primarily due to an increase of $101 million in personnel and external developer costs to support existing and upcoming title releases. The higher costs were partially offset by an increase of $68 million in capitalization of software development costs due to the increased costs previously noted and the timing of game development cycles.

  2017 vs 2016

        The increase in product development costs for 2017, as compared to 2016, was primarily due to:

  •
  higher Blizzard product development costs resulting from lower capitalization of software development costs due to the timing of game development cycles; and

  •
  increased product development costs for King, as 2017 included King's costs for a full year, while 2016 only included King's costs for the partial period following the King Closing Date.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2018	% of consolidated net revenues	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
Sales and marketing	$1,062	14%	$1,378	20%	$1,210	18%	$(316)	$168

  2018 vs. 2017

        The decrease in sales and marketing expenses for 2018, as compared to 2017, was primarily due to:

  •
  a decrease of $263 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018; and

  •
  a decrease of $49 million in marketing spending and personnel costs, primarily associated with (1) the Destiny franchise, due to the release of Destiny 2 in September 2017, with no comparable full-game release in 2018, (2) the Bubble Witch franchise, as Bubble Witch 3 SagaTM was released during the first quarter of 2017, and (3) Overwatch, partially offset by an increases in marketing spending and personnel costs for the Candy Crush franchise, which had the release of Candy Crush Friends Saga in October 2018.

  2017 vs. 2016

        The increase in sales and marketing expenses for 2017, as compared to 2016, was primarily due to:

  •
  higher sales and marketing costs for the Destiny franchise, given the release of Destiny 2 in September 2017; and

  •
  increased amortization of the customer base intangible assets acquired in the King Acquisition and increased sales and marketing costs to support King's titles, as 2017 included a full year of costs, while 2016 only included King's costs for the partial period following the King Closing Date.

General and Administrative (amounts in millions)

	Year Ended December 31, 2018	% of consolidated net revenues	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
General and administrative	$832	11%	$760	11%	$634	10%	$72	$126

  2018 vs. 2017

        The increase in general and administrative expenses for 2018, as compared to 2017, was primarily due to an increase of $65 million in personnel costs (including stock-based compensation expense), professional fees, and facilities costs to support the growth of our existing business and adjacent areas of opportunity.

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

        The increase is partially offset by lower transaction costs as 2016 included the King Acquisition.

Interest and Other Expense (Income), Net (amounts in millions)

	Year Ended December 31, 2018	% of consolidated net revenues	Year Ended December 31, 2017	% of consolidated net revenues	Year Ended December 31, 2016	% of consolidated net revenues	Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
Interest and other expense (income), net	$71	1%	$146	2%	$214	3%	$(75)	$(68)

  2018 vs. 2017

        The decrease in interest and other expense (income), net, for 2018, as compared to 2017, was primarily due to:

  •
  an increase of $41 million in interest income from our cash and cash equivalents, due to higher average cash balances and higher interest rates as compared to the prior-year period; and

  •
  a decrease of $22 million in interest expense and amortization of deferred financing costs associated with our debt obligations due to our lower total debt outstanding as a result of our debt redemptions and repayment activities.

  2017 vs. 2016

        The decrease in interest and other expense (income), net, for 2017, as compared to 2016, was primarily due to our lower total outstanding debt and lower interest rates on our current debt instruments as a result of our refinancing activities in 2016 and 2017. See further discussion below under "Liquidity and Capital Resources."

Income Tax Expense (amounts in millions)

	Year Ended December 31, 2018	% of Pretax income	Year Ended December 31, 2017	% of Pretax income	Year Ended December 31, 2016	% of Pretax income	Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
Income tax expense	$64	3%	$878	76%	$140	13%	$(814)	$738

        For the years ended December 31, 2018, 2017, and 2016, the Company's income before income tax expense was $1.88 billion, $1.15 billion, and $1.11 billion, respectively, and our income tax expense was $64 million (or a 3% effective tax rate), $878 million (or a 76% effective tax rate), and $140 million (or a 13% effective tax rate), respectively. Our full year 2018 effective tax rate of 3% is lower than the U.S. statutory rate of 21% primarily due to one-time tax benefits related to the U.S. Tax Reform Act (discussed further below), earnings taxed at relatively lower rates in foreign jurisdictions, recognition of excess tax benefits from shared-based payments, and research and development ("R&D") credits, partially offset by changes in the Company's liability for uncertain tax positions.

        In 2018, 2017, and 2016, our U.S. income before income tax expense was $432 million, $185 million, and $228 million, respectively, and comprised 23%, 16%, and 21%, respectively, of our consolidated income before income tax expense. In 2018, 2017 and 2016, our foreign income before income tax expense was $1,445 million, $966 million, and $878 million, respectively, and comprised 77%, 84%, and 79%, respectively, of our consolidated income before income tax expense.

        In 2018, 2017 and 2016, earnings taxed at lower rates in foreign jurisdictions, as compared to domestic earnings taxed at the U.S. federal statutory tax rate, lowered our effective tax rate by 11 percentage points, 24 percentage points, and 22 percentage points, respectively. The decrease in the foreign rate differential is due to the reduction of U.S. corporate tax rate from 35% to 21% beginning in 2018.

        The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

IRS Closing Agreement

        On June 27, 2018, we entered into a closing agreement with the Internal Revenue Service ("IRS") to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the "Closing Agreement"). The primary adjustments related to the Closing Agreement were recognized in the second quarter of 2018 and consisted of a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million. In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. The Closing Agreement resulted in federal and state cash tax payments totaling approximately $345 million, of which federal tax payments of $334 million were made in October 2018.

        We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of "more likely than not" to be realized in the future. To make that determination, we evaluate the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2017, we had a deferred tax asset for California research and development credit carryforwards ("CA R&D Credits"), which can be carried forward indefinitely. The Closing Agreement impacts historical and prospective filings in certain states, including California, and after considering the impact of the Closing Agreement on its prospective California taxable income, we determined that our remaining CA R&D Credits no longer met the threshold of more likely than not to be realized in the future. As such, for the year ended December 31, 2018, we recorded a full valuation allowance of $61 million. We will reassess this determination quarterly and record a tax benefit if and when future evidence allows for a partial or full release of this valuation allowance.

U.S. Tax Reform Act

        On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries (the "Transition Tax").

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under Accounting Standards Codification ("ASC") 740. SAB 118 enabled companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete. During the fourth quarter of 2017, we recorded provisional amounts of $636 million for the effects of the U.S. Tax Reform Act in accordance with SAB 118. In addition, as of December 31, 2017, we no longer considered the available cash balances related to undistributed earnings held outside of the U.S. by our foreign subsidiaries to be indefinitely reinvested.

        In the fourth quarter of 2018, we completed our analysis of the effect of the U.S. Tax Reform Act. For the year ended December 31, 2018, we recorded an additional tax benefit of $285 million for the effects of the U.S. Tax Reform Act. This is primarily related to the election to record deferred U.S. taxes with respect to earnings of our foreign subsidiaries subject to global intangible low-taxed income ("GILTI") and the adjustment for the remeasurement of certain deferred tax assets and liabilities as a result of the U.S. corporate income tax rate reduction. The aggregate U.S. Tax Reform Act impact for 2017 and 2018 is a net tax expense of $351 million, which consists of a $570 million tax expense related to the Transition Tax, partially offset by a net benefit of $219 million, mainly related to the adoption of GILTI deferred tax accounting and remeasurement of deferred tax assets and liabilities.

        Further analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 18 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Impact

        Changes in foreign exchange rates had a positive impact of $68 million, a positive impact of $27 million, and a positive impact of $10 million on Activision Blizzard's consolidated operating income in 2018, 2017, and 2016, respectively. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound and its impact on our foreign operating income.

Liquidity and Capital Resources

        We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $4.4 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

        As of December 31, 2018, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.4 billion, as compared to $3.0 billion as of December 31, 2017. Following the enactment of the U.S. Tax Reform Act and the current period expense on unrepatriated earnings, we no longer consider these available cash balances, which primarily consist of undistributed earnings of our most significant foreign subsidiaries, to be indefinitely reinvested.

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

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2018	2017	Increase (Decrease) 2018 v 2017
Cash and cash equivalents	$4,225	$4,713	$(488)
Short-term investments	155	62	93

	$4,380	$4,775	$(395)

Percentage of total assets	25%	26%

	For the Years Ended December 31,
	2018	2017	2016	Increase (Decrease) 2018 v 2017	Increase (Decrease) 2017 v 2016
Net cash provided by operating activities	$1,790	$2,213	$2,155	$(423)	$58
Net cash used in investing activities	(230)	(207)	(4,729)	(23)	4,522
Net cash (used in) provided by financing activities	(2,020)	(624)	500	(1,396)	(1,124)
Effect of foreign exchange rate changes	(31)	76	(56)	(107)	132

Net increase (decrease) in cash and cash equivalents and restricted cash	$(491)	$1,458	$(2,130)	$(1,949)	$3,588

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

  2018 vs 2017

        Net cash provided by operating activities for 2018 was $1.79 billion, as compared to $2.21 billion for 2017. The decrease was primarily due to:

  •
  higher tax payments, primarily due to payments in the U.S.; and

  •
  changes in our working capital due to the timing of collections and payments.

        The decrease was partially offset by higher net income in 2018 as compared to 2017.

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

  2018 vs 2017

        Net cash used in investing activities for 2018 was $230 million, as compared to $207 million for 2017. The increase in the cash used in investing activities was primarily due to higher purchases of available-for-sale investments of $209 million for 2018, as compared to $135 million in 2017, partially offset by:

  •
  higher proceeds from maturities of available-for-sale investments of $116 million in 2018, as compared to $80 million in 2017; and

  •
  lower capital expenditures of $131 million in 2018, as compared to $155 million in 2017.

  2017 vs 2016

        Net cash used in investing activities for 2017 was $207 million, as compared to $4.7 billion for 2016. The decrease in the cash used was primarily due to cash used for the King Acquisition in 2016, with no comparable transaction in 2017. The decrease was partially offset by purchases of available-for-sale investments, net of proceeds from maturities, of $55 million in 2017, with no comparable transactions in 2016.

Net Cash Provided by (Used in) Financing Activities

        The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

  2018 vs 2017

        Net cash used in financing activities for 2018 was $2.0 billion, as compared to $624 million for 2017. The increase was primarily attributed to our debt financing activities. For 2018, we had debt repayments, inclusive of premium payments, of $1.8 billion, as compared to net debt repayments of $500 million for 2017. The increase in cash used in financing activities was further impacted by:

  •
  lower proceeds from stock option exercises of $99 million for 2018, as compared to $178 million for 2017;

  •
  higher tax payments made for net share settlements on restricted stock units of $94 million for 2018, as compared to $56 million for 2017; and

  •
  higher dividends paid of $259 million for 2018, as compared to $226 million for 2017.

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

Effect of Foreign Exchange Rate Changes

        Changes in foreign exchange rates had a negative impact of $31 million, a positive impact of $76 million, and a negative impact of $56 million on our cash and cash equivalents for the years ended December 31, 2018, 2017, and 2016, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Debt

        As of December 31, 2018 and December 31, 2017, our total outstanding debt was $2.7 billion and $4.4 billion, respectively, bearing interest at a weighted average rate of 3.18% and 3.58%, respectively. During the year ended December 31, 2018, we had the following significant activity associated with our debt instruments:

  •
  on August 16, 2018, using available cash on hand, we redeemed the $750 million of outstanding 2023 Notes in full at a redemption price equal to (1) 100% of the principal amount of the 2023 Notes plus (2) a "make-whole" premium calculated as set forth in the indenture governing the 2023 Notes and (3) accrued and unpaid interest to the redemption date, resulting in a "Loss on extinguishment of debt" recorded in the consolidated statement of operations of $33 million, comprised of premium payments of $25 million and a write-off of unamortized discount and deferred financing costs of $8 million;

  •
  on August 24, 2018, using available cash on hand, we made a voluntary prepayment of $990 million to fully repay and extinguish our outstanding term loans resulting in a write-off of unamortized discount and deferred financing costs of $7 million, which is included in "Loss on extinguishment of debt" in the consolidated statement of operations; and

  •
  on August 24, 2018, we also entered into the seventh amendment to our Credit Agreement which, among other things, replaced our prior revolving credit facility of $250 million with a new revolving credit facility in an aggregate principal amount of $1.5 billion, which is scheduled to mature on August 24, 2023.

        A summary of our outstanding debt as of December 31, 2018, is as follows (amounts in millions):

	December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390

Total debt	$2,700	$(29)	$2,671

        A summary of our outstanding debt as of December 31, 2017, is as follows (amounts in millions):

	December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390

Total debt	$4,440	$(50)	$4,390

        Refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further disclosures regarding our debt obligations.

Dividends

        On February 12, 2019, our Board of Directors declared a cash dividend of $0.37 per common share, payable on May 9, 2019, to shareholders of record at the close of business on March 28, 2019.

        On February 8, 2018, our Board of Directors declared a cash dividend of $0.34 per common share. On May 9, 2018, we made an aggregate cash dividend payment of $259 million to shareholders of record at the close of business on March 30, 2018.

Capital Expenditures

        We made capital expenditures of $131 million in 2018, as compared to $155 million in 2017. In 2019, we anticipate total capital expenditures of approximately $125 million, primarily for leasehold improvements, computer hardware, and software purchases.

Commitments

        Refer to Note 22 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our commitments.

Off-balance Sheet Arrangements

        At December 31, 2018 and 2017, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as "structured finance" or "special purpose" entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Adoption of Accounting Standards Codification 606: Revenue from Contracts with Customers

        In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. The new standard replaces all current U.S. GAAP guidance on this topic, eliminating all industry-specific guidance and providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted the new accounting standard and related amendments. As a result, we have updated our accounting policy disclosures for revenue recognition herein. Refer to Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and see "Recently Issued Accounting Pronouncements" below for further details on the impact of adoption on our consolidated financial statements.

Revenue Recognition

        We generate revenue primarily through the sale of our interactive entertainment content and services, principally for the console, PC, and mobile platforms, as well as through the licensing of our intellectual property. Our products span various genres, including first-person shooter, action/adventure, role-playing, strategy, and "match three." We primarily offer the following products and services:

  •
  full games, which typically provide access to main game content, primarily for the console or PC platform;

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

  •
  identifying the performance obligations in each contract;

  •
  determining the transaction price;

  •
  allocating the transaction price to the performance obligations in each contract; and

  •
  recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

  Product Sales

        Product sales consist of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) control of the products has been transferred to our customers and (2) the underlying performance obligations have been satisfied.

        Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and price protection are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

        Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the transaction price of our products and are reflected as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for distinct goods or services received, such as the appearance of our products in a customer's national circular ad, are recorded as "Sales and marketing" expense when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the good or service.

  Products with Online Functionality

        For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as for most of our titles from the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality are distinct and separable. This evaluation is performed for each software product or product add-on, including downloadable content. If we determine that our software products contain a license of intellectual property separate from the online functionality, we consider market conditions and other observable inputs to estimate the transaction price for the license, since we do not generally sell the software license on a standalone basis. These products may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

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

  Online Hosted Software Arrangements

        For our online hosted software arrangements, such as titles for the Overwatch, World of Warcraft, and Candy Crush franchises, substantially all gameplay and functionality are obtained through our continuous hosting of the game content for the player. Similar to our software products with online functionality, these arrangements may include other products and services, which often results in the recognition of additional performance obligations. Revenues related to online hosted software arrangements are generally recognized ratably over the estimated service period.

  Subscription Arrangements

        Subscription revenue arrangements are mostly derived from World of Warcraft, which is playable through Blizzard's servers and is generally sold on a subscription-only basis. Revenues associated with the sales of subscriptions are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period as the performance obligations are satisfied.

        Revenues attributable to the purchase of World of Warcraft software by our customers, including expansion packs, are classified as "Product sales," whereas revenues attributable to subscriptions and other in-game revenues are classified as "Subscription, licensing, and other revenues."

  Licensing Revenues

        In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to specified or unspecified future updates. Our estimate of the selling price is comprised of several factors including, but not limited to, prior selling prices, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee (1) when we transfer control of the upfront license of intellectual property, (2) upon transfer of control of future specified updates, and/or (3) ratably over the contractual term in which we provide the customer with unspecified future updates. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee.

  Other Revenues

        Other revenues primarily include revenues from downloadable content (e.g., multi-player content packs), microtransactions, and licensing of intellectual property other than software to third-parties.

        Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the sales of virtual goods directly are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either "consumable" or "durable." Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and our performance obligation is satisfied, which is generally the estimated service period.

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

  Estimated Service Period

        We consider a variety of data points when determining the estimated service period for players of our games, including the weighted average number of days between players' first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends, the service periods of our previously released games, and, to the extent publicly available, the service periods of our competitors' games that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of services to our customers, as it is the best representation of the time period during which our customers play our games. Determining the estimated service period is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current games are generally less than 12 months.

  Principal Agent Considerations

        We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft's Xbox Games Store, Sony's PSN, the Apple App Store, and the Google Play Store, to determine whether our revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining whether we are the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

  •
  which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

  •
  which party has discretion in establishing the price for the specified good or service.

        Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via the Apple App Store and the Google Play Store, and we report revenues on a net basis (i.e., net of fees retained by the digital storefront) for sales arrangements via Microsoft's Xbox Games Store and Sony's PSN.

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

        Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to tax expense in the period such determination is made. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC Topic 740 and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our business and results of operations in an interim period in which the uncertainties are ultimately resolved.

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

        Our provision for income taxes is subject to volatility and could be adversely impacted by: (1) changes in the mix of earnings in countries with differing statutory tax rates, (2) changes in the valuation of our deferred tax assets and liabilities; (3) tax effects of nondeductible compensation; (4) tax costs related to intercompany realignments; (5) differences between amounts included in our tax filings and the estimate of such amounts included in our tax expenses; (6) changes in accounting principles; or (7) changes in tax laws, regulations, administrative practices, principles or interpretations, including fundamental changes to the tax laws applicable to multinational corporations. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and are regularly subject to audit by other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

        As further described in "Consolidated Results" above, on December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries.

        On December 22, 2017, the SEC staff issued SAB 118, which provided guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enabled companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete. In the fourth quarter of 2018, we completed our analysis to determine the effects of the U.S. Tax Reform Act. As a result, we made an election to record deferred U.S. taxes with respect to earnings of our foreign subsidiaries subject to GILTI.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or receive price protection credits include, among other things, compliance with applicable trading and payment terms, and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including achievement of sell-through performance targets, the facilitation of slow-moving inventory, and other market factors.

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

        Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary materially from our allowance estimates due to a number of reasons, including, among others: a lack of consumer acceptance of a title; the release in the same period of a similarly themed title by a competitor; or technological obsolescence due to the emergence of new hardware platforms. There may be material differences in the amount and timing of our revenues for any period if factors or market conditions change or if matters resolve in a manner that is inconsistent with management's assumptions utilized in determining the allowances for returns and price protection. For example, a 1% change in our December 31, 2018 allowance for sales returns, price protection, and other allowances would have impacted net revenues by approximately $2 million.

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

  Assessment of Impairment of Definite-lived Intangible and Other Long-lived Assets.

        We evaluate the recoverability of our identifiable amortizable intangible assets and other long-lived assets when events or circumstances (referred to as a "triggering event") indicate a potential impairment exists. We consider certain events and circumstances in determining whether a triggering event has occurred that could indicate the carrying value of identifiable definite-lived intangible assets and other long-lived assets, may not be recoverable, including, but not limited to: (1) significant changes in performance relative to expected operating results; (2) significant changes in the use of the assets; (3) significant negative industry or economic trends; (4) a significant decline in our stock price for a sustained period of time; and (5) changes in our business strategy. If it is determined that a triggering event has occurred, we determine if an impairment exists based on an estimate of the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group. If the undiscounted cash flows are lower than the carrying values of the related asset group, an impairment exists and the impairment loss is measured as the amount by which the carrying amount of the group's assets exceeds the fair value of the asset group. We did not record an impairment charge to any of our definite-lived intangible assets as of December 31, 2018, 2017, or 2016.

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

        To determine the fair values of the reporting units used in the first step, we use a discounted cash flow approach. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, and future economic and market conditions. These estimates and assumptions must be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, as well as on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

        In determining the fair value of our significant reporting units—namely Activision, Blizzard, and King—we assumed discount rates ranging from 9.0% to 9.5% and terminal growth rates of 0.0% to 3.0%, depending on the reporting unit and its specific characteristics and risk profiles. Based on our quantitative evaluation, we determined the estimated fair value of all of the reporting units exceeded their carrying values as of December 31, 2018. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

        We test our acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. At December 31, 2018, 2017, and 2016, we concluded that no impairment had occurred and that no impairment was reasonably likely to occur. In determining the fair value of these trade names, we assumed a discount rate of 9.5%, and royalty saving rates of approximately 1.5%. Changes in our assumptions underlying our estimates of fair value, which will be a function of our future financial performance and changes in economic conditions, could result in future impairment charges.

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

        For a detailed discussion of the application of these and other accounting policies, see Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

        Below are the recently issued accounting pronouncements that were most significant to our accounting policy activities for fiscal 2018. For a detailed discussion of recently issued accounting pronouncements, see Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

Revenue Recognition

        As discussed in Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, in May 2014, the FASB issued new accounting guidance related to revenue recognition and on January 1, 2018, we adopted the new accounting standard and related amendments (collectively, the "new revenue accounting standard"), utilizing the modified retrospective method. Additionally, we elected to apply the new revenue accounting standard only to contracts not completed as of the adoption date. For contracts that were modified before the period of adoption, we elected to reflect the aggregate effect of all modifications when (1) identifying the satisfied and unsatisfied performance obligations, (2) determining the transaction price, and (3) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the new revenue accounting standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect adjustment recorded to our retained earnings at January 1, 2018, was $88 million.

        The most significant impacts of the new revenue accounting standard for us are:

  •
  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence ("VSOE") for unspecified future updates and ongoing online services provided.  Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period, as previously required. This difference in accounting primarily impacts revenues from most of the titles within our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. The amount of revenue recognized upon delivery of games to our customers is analyzed on a title-by-title basis and may change in the future. For example, the entire sales price from our Call of Duty: Black Ops 4 release is being recognized ratably over an estimated service period, as the gameplay has an increased focus towards the online competitive and cooperative game modes with no single-player campaign mode. Many of our other franchises, such as Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

  •
  The accounting for certain of our software licensing arrangements.  While the impact of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

        For additional discussion regarding the impact of our adoption of the new revenue accounting standard, including the impacts to our consolidated balance sheet and statement of operations, see Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

        We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our consolidated statements of cash flows for the years ended December 31, 2018 and 2017. See Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for impacts on our consolidated statement of cash flows for the year ended December 31, 2016.

Derivatives and Hedging

        In August 2017, the FASB issued new guidance related to the accounting for derivatives and hedging. The new guidance expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of a hedge's effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We adopted the standard during the first quarter of 2018. The adoption of the standard did not have a material impact to our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Leases

        In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The lease liability will be equal to the present value of lease payments. The asset will be based on the lease liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption guidance provides for an optional adoption method that allows companies to use the effective date of the new lease standard as the initial date of application on transition, and therefore does not require prior periods to be restated.

        This standard is effective for us beginning with the first quarter of 2019, and we will report our adoption in our Form 10-Q for the first quarter of 2019. Upon adoption, we will elect to apply the available transition practical expedients, including the optional adoption method discussed above. We estimate the impact of adoption to result in the establishment of lease liabilities of approximately $275 million to $325 million, with a similar corresponding impact to total assets. Additionally, we expect that the new disclosure requirements will require us to design and implement additional internal controls over financial reporting, and we are in process of adjusting our processes and internal controls in preparation for adopting the new standard.

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

        For a detailed discussion of our accounting policies for our foreign currency forward contracts, see Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Currency Forward Contracts Designated as Hedges ("Cash Flow Hedges")

        The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of December 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$723	$12	$521	$(5)

        At December 31, 2018, our Cash Flow Hedges have remaining maturities of 12 months or less. Additionally, $11 million of net realized but unrecognized gains are recorded within "Accumulated other comprehensive income (loss)" at December 31, 2018, for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

        The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of "Accumulated other comprehensive income (loss)" and into earnings was as follows (amounts in millions):

	For the Years Ended December 31,
				Statement of Operations Classification
	2018	2017	2016
Cash Flow Hedges	$7	$(1)	$4	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

        The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of December 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$55	$1	$—	$—

        For the years ended December 31, 2018, 2017, and 2016, pre-tax net gains associated with these forward contracts were recorded in "General and administrative expenses" and were not material.

        In the absence of hedging activities for the year ended December 31, 2018, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $140 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2018, our $4.2 billion of cash and cash equivalents was comprised primarily of money market funds.

        The Company has determined that, based on the composition of our investment portfolio as of December 31, 2018, there was no material interest rate risk exposure to the Company's consolidated financial condition, results of operations, or liquidity as of that date.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures.

        Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the "Exchange Act are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2018, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2018, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2018, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        The information required by this Item, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated by reference to the sections of our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders entitled "Proposal 1—Election of Directors," "Corporate Governance Matters—Board of Directors and Committees—Board Committees" "Corporate Governance Matters—Code of Conduct," and "Beneficial Ownership Matters—Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the SEC.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders entitled "Executive Compensation" and "Director Compensation" to be filed with the SEC.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders entitled "Beneficial Ownership Matters" and "Equity Compensation Plan Information" to be filed with the SEC.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders entitled "Corporate Governance Matters—Board of Directors and Committees" and "Certain Relationships and Related Transactions" to be filed with the SEC.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders entitled "Audit-Related Matters" to be filed with the SEC.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 80 herein.
2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2018, 2017, and 2016 is filed as part of this report on page F-67 and should be read in conjunction with the consolidated financial statements of Activision Blizzard:
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

Report of Independent Registered Public Accounting Firm

        To the Board of Directors and Shareholders of Activision Blizzard, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Activision Blizzard, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2), (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for restricted cash in the statement of cash flows in 2018.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

We have served as the Company's auditor since 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share data)

	At December 31, 2018	At December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$4,225	$4,713
Accounts receivable, net of allowances of $190 and $279, at December 31, 2018 and December 31, 2017, respectively	1,035	918
Inventories, net	43	46
Software development	264	367
Other current assets	539	476

Total current assets	6,106	6,520
Software development	65	86
Property and equipment, net	282	294
Deferred income taxes, net	403	459
Other assets	482	440
Intangible assets, net	735	1,106
Goodwill	9,762	9,763

Total assets	$17,835	$18,668

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$253	$323
Deferred revenues	1,493	1,929
Accrued expenses and other liabilities	896	1,411

Total current liabilities	2,642	3,663
Long-term debt, net	2,671	4,390
Deferred income taxes, net	18	21
Other liabilities	1,147	1,132

Total liabilities	6,478	9,206

Commitments and contingencies (Note 22)
Shareholders' equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,192,093,991 and 1,186,181,666 shares issued at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	10,963	10,747
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2018 and December 31, 2017	(5,563)	(5,563)
Retained earnings	6,558	4,916
Accumulated other comprehensive loss	(601)	(638)

Total shareholders' equity	11,357	9,462

Total liabilities and shareholders' equity	$17,835	$18,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Net revenues
Product sales	$2,255	$2,110	$2,196
Subscription, licensing, and other revenues	5,245	4,907	4,412

Total net revenues (Note 2)	7,500	7,017	6,608
Costs and expenses
Cost of revenues—product sales:
Product costs	719	733	741
Software royalties, amortization, and intellectual property licenses	371	300	331
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	1,028	984	851
Software royalties, amortization, and intellectual property licenses	399	484	471
Product development	1,101	1,069	958
Sales and marketing	1,062	1,378	1,210
General and administrative	832	760	634

Total costs and expenses	5,512	5,708	5,196

Operating income	1,988	1,309	1,412
Interest and other expense (income), net (Note 17)	71	146	214
Loss on extinguishment of debt	40	12	92

Income before income tax expense	1,877	1,151	1,106
Income tax expense	64	878	140

Net income	$1,813	$273	$966

Earnings per common share
Basic	$2.38	$0.36	$1.30
Diluted	$2.35	$0.36	$1.28
Weighted-average number of shares outstanding
Basic	762	754	740
Diluted	771	766	754

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$1,813	$273	$966
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(9)	36	(29)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	38	(44)	33
Unrealized gains (losses) on investments, net of tax	5	(1)	—

Total other comprehensive income (loss)	$34	$(9)	$4

Comprehensive income	$1,847	$264	$970

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2018, 2017, and 2016

(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	1,163	$—	(429)	$(5,637)	$10,242	$4,096	$(633)	$8,068
Components of comprehensive income:
Net income	—	—	—	—	—	966	—	966
Other comprehensive income (loss)	—	—	—	—	—	—	4	4
Issuance of common stock pursuant to employee stock options	7	—	—	—	105	—	—	105
Issuance of common stock pursuant to restricted stock units	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(3)	—	—	—	(116)	—	—	(116)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	135	—	—	135
Share-based compensation assumed in acquisition (see Note 23)	—	—	—	—	76	—	—	76
Dividends ($0.26 per common share)	—	—	—	—	—	(193)	—	(193)
Indemnity on tax attributes assumed in connection with the Purchase Transaction (see Note 18)	—	—	—	74	—	—	—	74

Balance at December 31, 2016	1,174	$—	(429)	$(5,563)	$10,442	$4,869	$(629)	$9,119
Components of comprehensive income:
Net income	—	—	—	—	—	273	—	273
Other comprehensive income (loss)	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	11	—	—	—	178	—	—	178
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	—	—	(54)	—	—	(54)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	181	—	—	181
Dividends ($0.30 per common share)	—	—	—	—	—	(226)	—	(226)

Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard (Note 3)	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	1,813	—	1,813
Other comprehensive income (loss)	—	—	—	—	—	—	34	34
Issuance of common stock pursuant to employee stock options	5	—	—	—	98	—	—	98
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees' tax liability	(1)	—	—	—	(93)	—	—	(93)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	211	—	—	211
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)

Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,558	$(601)	$11,357

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$1,813	$273	$966
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	20	(181)	(9)
Provision for inventories	6	33	42
Depreciation and amortization	509	888	829
Amortization of capitalized software development costs and intellectual property licenses (1)	489	311	321
Loss on extinguishment of debt (Note 13)	40	12	92
Amortization of debt discount and financing costs	6	12	21
Share-based compensation expense (2)	209	176	147
Other	1	28	4
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	(114)	(165)	84
Inventories	(5)	(26)	32
Software development and intellectual property licenses	(372)	(301)	(362)
Other assets	(51)	(97)	(10)
Deferred revenues	(122)	220	(35)
Accounts payable	(65)	85	(50)
Accrued expenses and other liabilities	(574)	945	83

Net cash provided by operating activities	1,790	2,213	2,155

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	116	80	—
Purchases of available-for-sale investments	(209)	(135)	—
Acquisition of business, net of cash acquired (see Note 23)	—	—	(4,586)
Capital expenditures	(131)	(155)	(136)
Other investing activities	(6)	3	(7)

Net cash used in investing activities	(230)	(207)	(4,729)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	99	178	106
Tax payment related to net share settlements on restricted stock units	(94)	(56)	(115)
Dividends paid	(259)	(226)	(195)
Proceeds from debt issuances, net of discounts	—	3,741	6,878
Repayment of long-term debt	(1,740)	(4,251)	(6,104)
Premium payment for early redemption of note (Note 13)	(25)	—	(63)
Other financing activities	(1)	(10)	(7)

Net cash (used in) provided by financing activities	(2,020)	(624)	500

Effect of foreign exchange rate changes on cash and cash equivalents	(31)	76	(56)

Net increase (decrease) in cash and cash equivalents and restricted cash	(491)	1,458	(2,130)
Cash and cash equivalents and restricted cash at beginning of period	4,720	3,262	5,392

Cash and cash equivalents and restricted cash at end of period	$4,229	$4,720	$3,262

(1)
Excludes deferral and amortization of share-based compensation expense.

(2)
Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

        Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers ("PC"s), and mobile devices. We also operate esports leagues and events and create film and television content based on our intellectual property. The terms "Activision Blizzard," the "Company," "we," "us," and "our" are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

        The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A. ("Vivendi"), and Vivendi Games, Inc., then an indirect wholly-owned subsidiary of Vivendi, we were renamed Activision Blizzard, Inc.

        The common stock of Activision Blizzard is traded on The Nasdaq Stock Market under the ticker symbol "ATVI."

The King Acquisition

        On February 23, 2016 (the "King Closing Date"), we acquired King Digital Entertainment, a leading interactive mobile entertainment company ("King"), by purchasing all of its outstanding shares (the "King Acquisition"), as further described in Note 23. Our consolidated financial statements include the operations of King commencing on the King Closing Date.

Our Segments

        Based upon our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

        Activision Publishing, Inc. ("Activision") is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platforms. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties, as well as some licensed properties.

        Activision's key product franchise is Call of Duty®, a first-person shooter for the console and PC platforms.

        In 2010, Activision entered into an exclusive relationship with Bungie, Inc. ("Bungie") to publish games in the Destiny franchise. Effective December 31, 2018, Activision and Bungie mutually agreed to terminate their publishing relationship related to the Destiny franchise. As part of this termination, Activision agreed to transfer its publishing rights for the Destiny franchise to Bungie in exchange for cash and Bungie's assumption of on-going customer obligations of Activision. Going forward, Activision no longer has any material rights or obligations related to the Destiny franchise. As a result of the agreement to terminate the relationship, the Company recognized revenues of $164 million and GAAP operating income of $91 million for the year ended December 31, 2018.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

1. Description of Business (Continued)

(ii) Blizzard Entertainment, Inc.

        Blizzard Entertainment, Inc. ("Blizzard") is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, the first major global professional esports league with city-based teams, and our Major League Gaming ("MLG") business, which is responsible for various esports events and serves as a multi-platform network for Activision Blizzard esports content.

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

(iii) King Digital Entertainment

        King Digital Entertainment ("King") is a leading global developer and publisher of interactive entertainment content and services, primarily on mobile platforms, such as Google Inc.'s ("Google") Android and Apple Inc.'s ("Apple") iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King's games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

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

        The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, for additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Cash and Cash Equivalents

        We consider all money market funds and highly liquid investments with original maturities of three months or less at the time of purchase to be "Cash and cash equivalents."

Investment Securities

        Investments in debt securities designated as available-for-sale are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses of the Company's available-for-sale debt securities are excluded from earnings and are reported as a component of "Other comprehensive income (loss)."

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

        Investments in equity securities which are not accounted for under the equity method and for which there is not a readily determinable fair value are carried at cost, less impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer.

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

        We assess the nature of these derivatives under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815 to determine whether such derivatives should be designated as hedging instruments. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period. We report the fair value of these contracts within "Other current assets," "Accrued expense and other liabilities," "Other assets," or "Other liabilities," as applicable, in our consolidated balance sheets.

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

        For foreign currency forward contracts which have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the changes in the estimated fair value of these derivatives in "Accumulated other comprehensive loss" and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within "General and administrative" or "Net revenues" when the hedged item impacts earnings, consistent with the nature and timing of the underlying transactions. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

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

        For the year ended December 31, 2018, we had three customers—Apple, Sony Interactive Entertainment, Inc. ("Sony"), and Google—who accounted for 15%, 13%, and 11%, respectively, of net revenues. For the year ended December 31, 2017, we had three customers—Apple, Sony, and Google—who accounted for 16%, 14%, and 10%, respectively, of net revenues. For the year ended December 31, 2016, we had two customers—Sony and Apple—who each accounted for 13% of net revenues. No other customer accounted for 10% or more of our net revenues in the respective periods discussed above.

        We had two customers—Sony and NetEase, Inc.—who accounted for 15% and 12%, respectively, of consolidated gross receivables at December 31, 2018. We had three customers—Sony, Microsoft Corporation's ("Microsoft"), and Apple—who accounted for 17%, 14%, and 10%, respectively, of consolidated gross receivables at December 31, 2017. No other customer accounted for 10% or more of our consolidated gross receivables in the respective periods discussed above.

Inventories and Allowances for Obsolescence

        Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor, and freight-in costs and are stated at the lower of cost (weighted-average method) or net realizable value. Inventories are relieved on a weighted-average cost method.

        We regularly review inventory quantities on-hand and in the retail channels and will write down inventory on-hand based on excess or obsolete inventories, determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess and dependent on market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

        We apply the practical expedient to expense, as incurred, costs to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount and timing of cost recognition. Total capitalized costs to obtain a contract were immaterial as of December 31, 2018.

Long-Lived Assets

  Property and Equipment.

        Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset (i.e., 25 to 33 years for buildings, and 2 to 5 years for computer equipment, office furniture and other equipment). When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are included in the consolidated statements of operations. Leasehold improvements are amortized using the straight-line method over the estimated life of the asset, not to exceed the length of the lease. Repair and maintenance costs are expensed as incurred.

  Goodwill and Other Indefinite-Lived Assets.

        Goodwill is considered to have an indefinite life and is carried at cost. Acquired trade names are assessed as indefinite lived assets if there is no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and indefinite-lived assets are not amortized, but are subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31.

        Our annual goodwill impairment test is performed at the reporting unit level. As of December 31, 2018 and 2017, our reporting units are the same as our operating segments. We test goodwill for possible impairment by first determining the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit. We have determined that no impairment has occurred at December 31, 2018, 2017, and 2016 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

        We test indefinite-lived acquired trade names for possible impairment by using a discounted cash flow model to estimate fair value. We have determined that no impairment has occurred at

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

December 31, 2018, 2017, and 2016 based upon a set of assumptions regarding discounted future cash flows, which represent our best estimate of future performance at this time.

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

        We evaluate the recoverability of our definite-lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. We consider certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2018, 2017, and 2016.

Revenue Recognition

        In May 2014, the FASB issued new accounting guidance related to revenue recognition. The new standard replaces all current U.S. GAAP guidance on this topic, eliminating all industry-specific guidance and providing a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted the new accounting standard and related amendments (collectively, the "new revenue accounting standard"). This is reflected in our significant accounting policy disclosure for revenue recognition below. Refer to Note 3 for the impact of adoption on our consolidated financial statements.

        We generate revenue primarily through the sale of our interactive entertainment content and services, principally for the console, PC, and mobile platforms, as well as through the licensing of our intellectual property. Our products span various genres, including first-person shooter, action/adventure, role-playing, strategy, and "match three." We primarily offer the following products and services:

  •
  full games, which typically provide access to main game content, primarily for the console or PC platform;

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

  •
  identifying the performance obligations in each contract;

  •
  determining the transaction price;

  •
  allocating the transaction price to the performance obligations in each contract; and

  •
  recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Product Sales

        Product sales consist of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) control of the products has been transferred to our customers and (2) the underlying performance obligations have been satisfied.

        Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and price protection are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

        Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the transaction price of our products and are reflected

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for distinct goods or services received, such as the appearance of our products in a customer's national circular ad, are recorded as "Sales and marketing" expense when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the good or service.

Products with Online Functionality

        For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as for most of our titles from the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality are distinct and separable. This evaluation is performed for each software product or product add-on, including downloadable content. If we determine that our software products contain a license of intellectual property separate from the online functionality, we consider market conditions and other observable inputs to estimate the transaction price for the license, since we do not generally sell the software license on a standalone basis. These products may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

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

Online Hosted Software Arrangements

        For our online hosted software arrangements, such as titles for the Overwatch, World of Warcraft, and Candy Crush franchises, substantially all gameplay and functionality are obtained through our continuous hosting of the game content for the player. Similar to our software products with online functionality, these arrangements may include other products and services, which often results in the recognition of additional performance obligations. Revenues related to online hosted software arrangements are generally recognized ratably over the estimated service period.

Subscription Arrangements

        Subscription revenue arrangements are mostly derived from World of Warcraft, which is playable through Blizzard's servers and is generally sold on a subscription-only basis. Revenues associated with the sales of subscriptions are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period as the performance obligations are satisfied.

        Revenues attributable to the purchase of World of Warcraft software by our customers, including expansion packs, are classified as "Product sales," whereas revenues attributable to subscriptions and other in-game revenues are classified as "Subscription, licensing, and other revenues."

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Licensing Revenues

        In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to specified or unspecified future updates. Our estimate of the selling price is comprised of several factors including, but not limited to, prior selling prices, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee (1) when we transfer control of the upfront license of intellectual property, (2) upon transfer of control of future specified updates, and/or (3) ratably over the contractual term in which we provide the customer with unspecified future updates. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee.

Other Revenues

        Other revenues primarily include revenues from downloadable content (e.g., multi-player content packs), microtransactions, and licensing of intellectual property other than software to third-parties.

        Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the sales of virtual goods directly are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either "consumable" or "durable." Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and our performance obligation is satisfied, which is generally the estimated service period.

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

Estimated Service Period

        We consider a variety of data points when determining the estimated service period for players of our games, including the weighted average number of days between players' first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players' first purchase date and last date played online. We also consider known online trends, the service periods of our previously released games, and, to the extent publicly available, the service periods of our competitors' games that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of services to our customers, as it is the best representation of the time period during which our customers play our games. Determining the estimated service period is subjective and requires management's judgment. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current games are generally less than 12 months.

Principal Agent Considerations

        We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft's Xbox Games Store, Sony's PSN, the Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining whether we are the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

  •
  which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

  •
  which party has discretion in establishing the price for the specified good or service.

        Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via the Apple App Store and the Google Play Store, and we report revenues on a net basis (i.e., net of fees retained by the digital storefront) for sales arrangements via Microsoft's Xbox Games Store and Sony's PSN.

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

        We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or receive price protection credits include, among other things, compliance with applicable trading and payment terms and consistent return of inventory and delivery of sell-through reports to us. We may also consider other factors, including achievement of sell-through performance targets, the facilitation of slow-moving inventory, and other market factors.

        Significant management judgments and estimates with respect to potential future product returns and price protection related to current period product revenues must be made and used when establishing the allowance for returns and price protection in any accounting period. We estimate the amount of future returns and price protection for current period product revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer, and record revenue for the transferred products in the amount of consideration to which we expect to be entitled. The following factors are used to estimate the amount of future returns and price protection for a particular title: historical performance of titles in similar genres; historical performance of the hardware platform; historical performance of the franchise; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title's recent sell-through history (if available); marketing trade programs; and the performance of competing titles. The relative importance of these factors varies among titles depending upon, among other things, genre, platform, seasonality, and sales strategy.

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

        Refer to Note 12 for further information, including changes in deferred revenue during the period.

Shipping and Handling

        Shipping and handling costs consist primarily of packaging and transportation charges incurred to move finished goods to customers. We recognize all shipping and handling costs as an expense in "Cost of revenues-product costs," including those incurred when control of the product has already transferred to the customer.

Cost of Revenues

        Our cost of revenues consist of the following:

        Cost of revenues—product sales:

  (1)
  "Product costs"—includes the manufacturing costs of goods produced and sold. These generally include product costs, manufacturing royalties (net of volume discounts), personnel-related costs, warehousing, and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Cost of revenues—subscription, licensing, and other revenues:

  (1)
  "Game operations and distribution costs"—includes costs to operate our games, such as customer service, Internet bandwidth and server costs, platform provider fee, and payment provider fees, along with costs to associated with our esports activities.

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

Advertising Expenses

        We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2018, 2017, and 2016 were $631 million, $708 million, and $641 million, respectively, and are included in "Sales and marketing" in the consolidated statements of operations.

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

        On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the "U.S. Tax Reform Act") was enacted in the United States. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax").

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enabled companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year,

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

until accounting is complete. In the fourth quarter of 2018, we completed our analysis to determine the effects of the U.S. Tax Reform Act. As a result, we made an election to record deferred U.S. taxes with respect to earnings of our foreign subsidiaries subject to global intangible low-taxed income ("GILTI"). Refer to Note 18 for further details regarding this policy election.

        Excess tax benefits and tax deficiencies are recorded as an income tax expense or benefit in the consolidated statement of operations and the tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.

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

3. Recently Issued Accounting Pronouncements

Recently adopted accounting pronouncements

Revenue recognition

        As noted in Note 2 above, we adopted the new revenue accounting standard effective January 1, 2018. We utilized the modified retrospective method upon adoption and as a result, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Additionally, we elected to apply the new revenue accounting standard only to contracts not completed as of the adoption date. For contracts that were modified before the period of adoption, we elected to reflect the aggregate effect of all modifications when (1) identifying the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Pronouncements (Continued)

satisfied and unsatisfied performance obligations, (2) determining the transaction price, and (3) allocating the transaction price to the satisfied and unsatisfied performance obligations. We recognized the cumulative effect of initially applying the new revenue accounting standard as an adjustment to the opening balance of retained earnings. The cumulative effect adjustment recorded to our retained earnings was $88 million (see our consolidated statements of changes in shareholders' equity) and included the impact from the following adjustments to our consolidated balance sheet at January 1, 2018 (amounts in millions):

Consolidated Balance Sheet:	Balance at December 31, 2017	Adjustments due to adoption of new revenue accounting standard	Balance at January 1, 2018
Assets
Accounts receivable, net	$918	$3	$921
Software development	367	(20)	347
Other current assets	476	(35)	441
Deferred income taxes, net	459	(32)	427
Other assets	440	4	444
Liabilities and Shareholders' Equity
Deferred revenues	$1,929	$(194)	$1,735
Other liabilities	1,132	23	1,155
Shareholders' equity	9,462	91	9,553

        The most significant impacts of the new revenue accounting standard for us are:

  •
  The accounting for our sales of our games with significant online functionality for which we do not have vendor-specific objective evidence ("VSOE") for unspecified future updates and ongoing online services provided.  Under the prior accounting standards, VSOE for undelivered elements was required. This requirement was eliminated under the new revenue accounting standard. Accordingly, we are required to recognize as revenue a portion of the sales price upon delivery of this software, as compared to recognizing the entire sales price ratably over an estimated service period as previously required. This difference in accounting primarily impacts revenues from many of the titles within our Call of Duty franchise, where approximately 20% of the sales price is now recognized as revenue upon delivery of the games to our customers. The amount of revenue recognized upon delivery of games to our customers is analyzed on a title-by-title basis and may change in the future. For example, the entire sales price from our Call of Duty: Black Ops 4 release is being recognized ratably over an estimated service period, as the gameplay has an increased focus towards the online competitive and cooperative game modes with no single-player campaign mode. Many of our other franchises, such as Overwatch, World of Warcraft, and Candy Crush, are online hosted arrangements, and the accounting for our sales of these games under the new standard is relatively unchanged; and

  •
  The accounting for certain of our software licensing arrangements.  While the impact of the new revenue accounting standard may differ on a contract-by-contract basis (as the actual revenue recognition treatment required under the standard will depend on contract-specific terms), the new revenue accounting standard generally results in earlier revenue recognition for these arrangements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Pronouncements (Continued)

        Adoption of the new revenue accounting standard impacted our consolidated statement of operations for the year ended December 31, 2018, and our consolidated balance sheet as of December 31, 2018, as follows (in millions, except per share data):

	For the Year Ended December 31, 2018
Consolidated Statement of Operations:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Net revenues
Product sales	$2,255	$2,398	$(143)
Subscription, licensing, and other revenues	5,245	5,166	79

Total net revenues	7,500	7,564	(64)
Costs and expenses
Cost of revenues—product sales:
Product costs	719	737	(18)
Software royalties, amortization, and intellectual property licenses	371	389	(18)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	1,028	1,028	—
Software royalties, amortization, and intellectual property licenses	399	403	(4)
Product development	1,101	1,101	—
Sales and marketing	1,062	1,063	(1)
General and administrative	832	832	—

Total costs and expenses	5,512	5,553	(41)

Operating income	1,988	2,011	(23)
Interest and other expense (income), net	71	71	—
Loss on extinguishment of debt	40	40	—

Income before income tax expense	1,877	1,900	(23)
Income tax expense	64	65	(1)

Net income	$1,813	$1,835	$(22)

Earnings per common share
Basic	$2.38	$2.41	$(0.03)
Diluted	$2.35	$2.38	$(0.03)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Pronouncements (Continued)

	At December 31, 2018
Consolidated Balance Sheet:	Under new revenue accounting standard	Under old revenue accounting standards	Increase (decrease) due to adoption of new revenue accounting standard
Assets
Accounts receivable, net	$1,035	$1,037	$(2)
Software development	264	266	(2)
Other current assets	539	559	(20)
Deferred income taxes, net	403	453	(50)
Other assets	482	493	(11)
Liabilities and Shareholders' Equity
Deferred revenues	$1,493	$1,674	$(181)
Accrued expenses and other liabilities	896	914	(18)
Other liabilities	1,147	1,102	45
Shareholders' equity	11,357	11,288	69

        Adoption of the new revenue accounting standard had no impact to net cash from or used in operating, investing, or financing activities in our consolidated statement of cash flows.

Financial Instruments

        In January 2016, the FASB issued new guidance related to the recognition and measurement of financial assets and financial liabilities. The new standard, among other things, generally requires companies to measure investments in other entities, except those accounted for under the equity method, at fair value and to recognize any changes in fair value in net income. For investments in entities without a readily determinable fair value, the new standard provides for a measurement alternative that can be elected to account for the investments at cost, less impairment, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The new standard also simplifies the impairment assessment of equity investments without readily determinable fair values. The new standard is effective for fiscal years beginning after December 15, 2017, and the guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity investments without readily determinable fair values (including disclosure requirements) is applied prospectively to equity investments that exist as of the date of adoption. We adopted the new standard during the first quarter of 2018, and elected to apply the measurement alternative for our investments without a readily determinable fair value. The adoption of this standard did not have a material impact on our consolidated financial statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Pronouncements (Continued)

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

        We adopted the new standard during the first quarter of 2018 and applied the standard retrospectively for all periods presented. The application of this new standard did not have a material impact on our consolidated statements of cash flows for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, there is a significant impact to the consolidated statements of cash flows, as this period included, as an investing activity, the $3.6 billion movement in restricted cash resulting from the release of cash in escrow to complete the King Acquisition. Under this new standard, the restricted cash balance is included in the beginning and ending cash, cash equivalents, and restricted cash balances and, hence, is not included as an investing activity in the statement of cash flows. See a summary of impacts on our consolidated statement of cash flows for the year ended December 31, 2016 as follows (in millions):

	For the Year Ended December 31, 2016
	Under new standard after adoption	Under old standard before adoption	Increase (decrease) due to adoption of new standard
Acquisition of business, net of cash acquired	$(4,586)	$(4,588)	$2
Release of cash in escrow	—	3,561	(3,561)
Other investing activities	(7)	(14)	7
Net cash used in investing activities	(4,729)	(1,177)	(3,552)
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,130)	1,422	(3,552)
Cash and cash equivalents and restricted cash at beginning of period	5,392	1,823	3,569
Cash and cash equivalents and restricted cash at end of period	3,262	3,245	17

Derivatives and Hedging

        In August 2017, the FASB issued new guidance related to the accounting for derivatives and hedging. The new guidance expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of a hedge's effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We adopted the standard during the first quarter of 2018. The adoption of the standard did not have a material impact to our consolidated financial statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Pronouncements (Continued)

Recent Accounting Pronouncements Not Yet Adopted

Leases

        In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard will replace all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use asset for its leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting. The lease liability will be equal to the present value of lease payments. The asset will be based on the lease liability, subject to adjustment for initial direct costs, lease incentives received, and any prepaid lease payments. Operating leases will result in a straight-line expense pattern, while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption guidance provides for an optional adoption method that allows companies to use the effective date of the new lease standard as the initial date of application on transition, and therefore does not require prior periods to be restated.

        This standard is effective for us beginning with the first quarter of 2019, and we will report our adoption in our Form 10-Q for the first quarter of 2019. Upon adoption, we will elect to apply the available transition practical expedients, including the optional adoption method discussed above. We estimate the impact of adoption to result in the establishment of lease liabilities of approximately $275 million to $325 million, with a similar corresponding impact to total assets. Additionally, we expect that the new disclosure requirements will require us to design and implement additional internal controls over financial reporting, and we are in process of adjusting our processes and internal controls in preparation for adopting the new standard.

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

Cloud Computing Arrangements

        In August 2018, the FASB issued new guidance related to a customer's accounting for implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract. The new guidance requires customers to capitalize implementation costs for these arrangements by applying the same criteria that is utilized for existing internal-use software guidance. The capitalized costs are required to be amortized over the associated term of the arrangement, generally on a straight-line basis, with amortization of these costs presented in the same financial statement line item as other costs associated with the arrangement. The new standard is effective for fiscal years beginning after December 15, 2019, and can be applied retrospectively or prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

4. Cash and Cash Equivalents

        The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2018	2017
Cash	$268	$269
Foreign government treasury bills	32	39
Money market funds	3,925	4,405

Cash and cash equivalents	$4,225	$4,713

5. Inventories, Net

        Inventories, net, consist of the following (amounts in millions):

	At December 31,
	2018	2017
Finished goods	$40	$45
Purchased parts and components	3	1

Inventories, net	$43	$46

        At December 31, 2018 and 2017, inventory reserves were $22 million and $36 million, respectively.

6. Software Development and Intellectual Property Licenses

        The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At December 31,
	2018	2017
Internally-developed software costs	$291	$270
Payments made to third-party software developers	38	183

Total software development costs	$329	$453

        As of December 31, 2018 and December 31, 2017, capitalized intellectual property licenses were not material.

        Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Amortization of capitalized software development costs and intellectual property licenses	$501	$314	$335

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Software Development and Intellectual Property Licenses (Continued)

        Write-offs and impairments of capitalized software development costs and intellectual property licenses were not material for the years ended December 31, 2018, 2017, and 2016.

7. Property and Equipment, Net

        Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2018	2017
Land	$1	$1
Buildings	4	4
Leasehold improvements	248	224
Computer equipment	700	658
Office furniture and other equipment	99	92

Total cost of property and equipment	1,052	979
Less accumulated depreciation	(770)	(685)

Property and equipment, net	$282	$294

        Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $138 million, $130 million, and $121 million, respectively.

        Rental expense was $75 million, $71 million and $65 million for the years ended December 31, 2018, 2017, and 2016, respectively.

8. Intangible Assets, Net

        Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2018
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3 - 11 years	$1,154	$(1,032)	$122
Developed software	2 - 5 years	601	(456)	145
Customer base	2 years	617	(617)	—
Trade names	7 - 10 years	54	(23)	31
Other	1 - 15 years	19	(15)	4

Total definite-lived intangible assets		$2,445	$(2,143)	$302

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite			386
Acquired trade names	Indefinite			47

Total indefinite-lived intangible assets				$433

Total intangible assets, net				$735

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

        Amortization expense of intangible assets was $371 million, $759 million, and $708 million for the years ended December 31, 2018, 2017, and 2016, respectively.

        At December 31, 2018, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2019	$204
2020	74
2021	12
2022	7
2023	2
Thereafter	3

Total	$302

9. Goodwill

        The changes in the carrying amount of goodwill by operating segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2016	$6,903	$190	$2,675	$9,768
Other	(5)	—	—	(5)

Balance at December 31, 2017	$6,898	$190	$2,675	$9,763

Other	(1)	—	—	(1)

Balance at December 31, 2018	$6,897	$190	$2,675	$9,762

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. Goodwill (Continued)

        At December 31, 2018, 2017, and 2016, there were no accumulated impairment losses.

10. Other Assets and Liabilities

        Included in "Accrued expenses and other liabilities" in our consolidated balance sheets are accrued payroll-related costs of $402 million and $441 million at December 31, 2018 and 2017, respectively, and the current portion of income taxes payable of $203 million and $162 million at December 31, 2018 and 2017, respectively.

        Included in "Other liabilities" in our consolidated balance sheets are the non-current portion of income taxes payable of $272 million and $473 million at December 31, 2018 and 2017, respectively.

11. Fair Value Measurements

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

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

Fair Value Measurements on a Recurring Basis

        The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at December 31, 2018 Using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,925	$3,925	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	150	150	—	—	Other current assets
Foreign currency forward contracts designated as hedges	13	—	13	—	Other current assets
Foreign currency forward contracts not designated as hedges	1	—	1	—	Other current assets

Total recurring fair value measurements	$4,121	$4,107	$14	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2017 Using
	As of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,405	$4,405	$—	$—	Cash and cash equivalents
Foreign government treasury bills	39	39	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	55	55	—	—	Other current assets

Total recurring fair value measurements	$4,499	$4,499	$—	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges ("Cash Flow Hedges")

        The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of December 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$723	$12	$521	$(5)

        At December 31, 2018, our Cash Flow Hedges have remaining maturities of 12 months or less. Additionally, $11 million of net realized but unrecognized gains are recorded within "Accumulated other comprehensive income (loss)" at December 31, 2018, for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Fair Value Measurements (Continued)

        The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of "Accumulated other comprehensive income (loss)" and into earnings was as follows (amounts in millions):

	For the Years Ended December 31,
				Statement of Operations Classification
	2018	2017	2016
Cash Flow Hedges	$7	$(1)	$4	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

        The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of December 31, 2018		As of December 31, 2017
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$55	$1	$—	$—

        During the years ended December 31, 2018, 2017, and 2016 pre-tax net gains associated with these forward contracts were recorded in "General and administrative expenses" and were not material.

Fair Value Measurements on a Non-Recurring Basis

        We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

        For the years ended December 31, 2018, 2017, and 2016, there were no impairment charges related to assets that are measured on a non-recurring basis.

12. Deferred Revenues

        We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance of deferred revenues as of January 1, 2018 and the ending balance as of December 31, 2018, were $1.8 billion and $1.6 billion, respectively, including our current and non-current balances. For the year ended December 31, 2018, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the year ended December 31, 2018, $1.7 billion of revenues were recognized that were included in the deferred revenues balance at the beginning of the period.

        As of December 31, 2018, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.9 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Deferred Revenues (Continued)

approximately $1.8 billion in 2019, $0.4 billion in 2020, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

13. Debt

Credit Facilities

        At December 31, 2017, we had outstanding term loans "A" of approximately $990 million (the "2017 TLA") and $250 million available under a revolving credit facility pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the "Credit Agreement").

        On August 24, 2018, using available cash on hand, we made a voluntary prepayment of $990 million to fully repay and extinguish the 2017 TLA. As a result, we wrote-off unamortized discount and financing costs of $7 million, which are included in "Loss on extinguishment of debt" in the consolidated statement of operations. On August 24, 2018, we also entered into the seventh amendment (the "Amendment") to our Credit Agreement. The Amendment, among other things: (1) provided for a new revolving credit facility in an aggregate principal amount of $1.5 billion (the "New Revolver"), which replaced our prior revolving credit facility; (2) amended the Credit Agreement to remove mechanics related to the 2017 TLA, which, as noted above, was repaid in full prior to the effectiveness of the Amendment; and (3) eliminated or amended certain representations, warranties and covenants to reflect our current credit ratings.

        The New Revolver is scheduled to mature on August 24, 2023. Borrowings under the New Revolver will bear interest, at the Company's option, at either (1) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the London Interbank Offered Rate ("LIBOR") for an interest period of one month beginning on such day plus 1.00%, or (2) LIBOR, in each case, plus an applicable interest margin. LIBOR will be subject to a floor of 0% and base rate will be subject to an effective floor of 1.00%. The applicable interest margin for borrowings under the New Revolver will range from 0.875% to 1.375% for LIBOR borrowings and from 0% to 0.375% for base rate borrowings and will be determined by reference to a pricing grid based on the Company's credit ratings. Up to $50 million of the New Revolver may be used for letters of credit. To date, we have not drawn on the New Revolver.

        Under the Credit Agreement, we are subject to a financial covenant requiring the Company's Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) not to exceed 3.75:1.00 (or, at the Company's option and for a limited period of time upon the consummation of a Qualifying Acquisition (as defined in the Credit Agreement), 4.25:1.00). The Credit Agreement contains covenants customary for transactions of this type for issuers with similar credit ratings. These include those restricting liens, debt of non-guarantor subsidiaries and certain fundamental changes, in each case with exceptions, including exceptions for secured debt and debt of non-guarantor subsidiaries of the Company, in each case up to an amount not exceeding 7.5% of Total Assets (as defined in the Credit Agreement). We were in compliance with the terms of the Credit Agreement as of December 31, 2018.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

Unsecured Senior Notes

        At December 31, 2017, we had the following unsecured senior notes outstanding:

  •
  $750 million of 6.125% unsecured senior notes due September 2023 that we issued on September 19, 2013 (the "2023 Notes"), in a private offering made in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act");

  •
  $650 million of 2.3% unsecured senior notes due September 2021 (the "2021 Notes") and $850 million of 3.4% unsecured senior notes due September 2026 (the "2026 Notes") that we issued on September 19, 2016, in a private offering made in accordance with Rule 144A and Regulation S under the Securities Act, and subsequently exchanged for publicly registered notes in June 2017; and

  •
  $400 million of 2.6% unsecured senior notes due June 2022 (the "2022 Notes"), $400 million of 3.4% unsecured senior notes due June 2027 (the "2027 Notes"), and $400 million of 4.5% unsecured senior notes due June 2047 (the "2047 Notes", and together with the 2021 Notes, the 2022 Notes, the 2023 Notes, the 2026 Notes, and the 2027 Notes, the "Notes"), that we issued on May 26, 2017, in a public underwritten offering.

        On July 17, 2018, we issued an irrevocable notice of redemption to the holders of all of our outstanding 2023 Notes. Accordingly, on August 16, 2018, using available cash on hand, we redeemed the 2023 Notes in full at a redemption price equal to (1) 100% of the principal amount of the 2023 Notes plus (2) a "make-whole" premium calculated as set forth in the indenture governing the 2023 Notes and (3) accrued and unpaid interest to the redemption date. The redemption of the 2023 Notes resulted in a "Loss on extinguishment of debt" recorded in the consolidated statement of operations of $33 million, comprised of premium payments of $25 million and a write-off of unamortized discount and deferred financing costs of $8 million. All other Notes referred to above remained outstanding as of December 31, 2018.

        The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company's existing and future senior indebtedness, including the New Revolver described above. The Notes are not secured and are effectively junior to any of the Company's existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. We were in compliance with the terms of the Notes as of December 31, 2018.

        Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes, the 2023 Notes, and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within "Accrued expenses and other liabilities" in our consolidated balance sheets. As of December 31, 2018 and December 31, 2017, we had accrued interest payable of $15 million and $28 million, respectively, related to the Notes.

        We may redeem some or all of the 2021 Notes, the 2022 Notes, the 2026 Notes, the 2027 Notes, and the 2047 Notes prior to August 15, 2021, May 15, 2022, June 15, 2026, March 15, 2027, and December 15, 2046, respectively, and in each case at a price equal to 100% of the aggregate principal

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

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

Interest expense and financing costs

        Fees and discounts associated with the issuance of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and are amortized over their respective terms. Amortization expense is recorded within "Interest and other expense (income), net" in our consolidated statement of operations.

        For the years ended December 31, 2018, 2017, and 2016: interest expense was $134 million, $150 million, and $197 million, respectively; amortization of the debt discount and deferred financing costs was $6 million, $12 million, and $20 million, respectively.

        A summary of our outstanding debt is as follows (amounts in millions):

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390

Total long-term debt	$2,700	$(29)	$2,671

	At December 31, 2017
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2017 TLA	$990	$(8)	$982
2021 Notes	650	(4)	646
2022 Notes	400	(4)	396
2023 Notes	750	(9)	741
2026 Notes	850	(9)	841
2027 Notes	400	(6)	394
2047 Notes	400	(10)	390

Total long-term debt	$4,440	$(50)	$4,390

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

13. Debt (Continued)

        As of December 31, 2018, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years are as follows (amounts in millions):

For the years ending December 31,
2019	$—
2020	—
2021	650
2022	400
2023	—
Thereafter	1,650

Total	$2,700

        On February 1, 2018, our Board of Directors authorized repayment of up to $1.8 billion of the company's outstanding debt during 2018. As of December 31, 2018, we had utilized this entire authorization to repay our 2017 TLA and redeem our 2023 Notes, as described above.

        Using Level 2 inputs (i.e., observable market prices in less-than-active markets) at December 31, 2018, the carrying values of the 2021 Notes and the 2022 Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At December 31, 2018, based on Level 2 inputs, the fair values of the 2026 Notes, the 2027 Notes, and the 2047 Notes were $800 million, $376 million, and $360 million, respectively.

        Using Level 2 inputs at December 31, 2017, with the exception of the 2023 Notes and the 2047 Notes, the carrying values of our debt instruments approximated their fair values. At December 31, 2017, based on Level 2 inputs, the fair values of the 2023 Notes and the 2047 Notes were $795 million and $421 million, respectively.

14. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Year Ended December 31, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2017	$(623)	$—	$(15)	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	(9)	10	45	46
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(5)	(7)	(12)

Balance at December 31, 2018	$(629)	$5	$23	$(601)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

14. Accumulated Other Comprehensive Income (Loss) (Continued)

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

        Income taxes were not previously provided for foreign currency translation items, as these were considered indefinite investments in non-U.S. subsidiaries. Due to the U.S. Tax Reform Act enacted on December 22, 2017, we re-evaluated our indefinite reinvestment assertions and no longer consider these items to be indefinite investments. The corresponding tax impact for this change in assertion was not material.

15. Operating Segments and Geographic Regions

        Currently, we have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker ("CODM"). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

        Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

        Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	Year Ended December 31, 2018
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,458	$2,238	$2,086	$6,782
Intersegment net revenues (1)	—	53	—	53

Segment net revenues	$2,458	$2,291	$2,086	$6,835

Segment operating income	$1,011	$685	$750	$2,446

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Operating Segments and Geographic Regions (Continued)

	Year Ended December 31, 2017
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,628	$2,120	$1,998	$6,746
Intersegment net revenues (1)	—	19	—	19

Segment net revenues	$2,628	$2,139	$1,998	$6,765

Segment operating income	$1,005	$712	$700	$2,417

	Year Ended December 31, 2016
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,220	$2,439	$1,586	$6,245
Intersegment net revenues (1)	—	—	—	—

Segment net revenues	$2,220	$2,439	$1,586	$6,245

Segment operating income	$788	$995	$537	$2,320

(1)
Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Operating Segments and Geographic Regions (Continued)

        Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Years Ended December 31,
	2018	2017	2016
Reconciliation to consolidated net revenues:
Segment net revenues	$6,835	$6,765	$6,245
Revenues from other segments (1)	480	410	354
Net effect from recognition (deferral) of deferred net revenues	238	(139)	9
Elimination of intersegment revenues (2)	(53)	(19)	—

Consolidated net revenues	$7,500	$7,017	$6,608

Reconciliation to consolidated income before income tax expense:
Segment operating income	$2,446	$2,417	$2,320
Operating income (loss) from other segments (1)	31	(19)	14
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	100	(71)	(10)
Share-based compensation expense	(209)	(178)	(159)
Amortization of intangible assets	(370)	(757)	(706)
Fees and other expenses related to the acquisition of King (3)	—	(15)	(47)
Restructuring costs (4)	(10)	(15)	—
Other non-cash charges (5)	—	(14)	—
Discrete tax-related items (6)	—	(39)	—

Consolidated operating income	1,988	1,309	1,412
Interest and other expense (income), net	71	146	214
Loss on extinguishment of debt	40	12	92

Consolidated income before income tax expense	$1,877	$1,151	$1,106

(1)
Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)
Intersegment revenues reflect licensing and service fees charged between segments.

(3)
Reflects fees and other expenses, such as legal, banking, and professional services fees, related to the acquisition of King and associated integration activities, including related debt financings.

(4)
Reflects restructuring charges, primarily severance costs.

(5)
Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

(6)
Reflects the impact of other unusual or unique tax-related items and activities.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Operating Segments and Geographic Regions (Continued)

        Due to requirements from our adoption of the new revenue accounting standard as discussed in Note 2, net revenues by distribution channel for the year ended December 31, 2018, include a reconciliation to our segment revenues as disclosed for each of our reportable segments above. Net revenues by distribution channel were as follows (amounts in millions):

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues(3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,740	$2,009	$2,090	$—	$(53)	$5,786
Retail channels	998	109	—	—	—	1,107
Other (2)	—	148	—	459	—	607

Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Digital online channels (1)	$(96)	$32	$(4)	$—	$—	$(68)
Retail channels	(184)	(7)	—	—	—	(191)
Other (2)	—	—	—	21	—	21

Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Digital online channels (1)	$1,644	$2,041	$2,086	$—	$(53)	$5,718
Retail channels	814	102	—	—	—	916
Other (2)	—	148	—	480	—	628

Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

        Net revenues by distribution channel for the years ended December 31, 2017 and December 31, 2016, were as follows (amounts in millions):

	Years Ended December 31,
	2017	2016
Net revenues by distribution channel:
Digital online channels (1)	$5,479	$4,865
Retail channels	1,033	1,386
Other (2)	505	357

Total consolidated net revenues	$7,017	$6,608

(1)
Net revenues from "Digital online channels" include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)
Net revenues from "Other" include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)
Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Operating Segments and Geographic Regions (Continued)

        Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment's net revenues, for the year ended December 31, 2018, were as follows (amounts in millions):

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues(2)	Total
Net revenues by geographic region:
Americas	$1,622	$1,004	$1,269	$13	$(28)	$3,880
EMEA (1)	897	692	599	446	(16)	2,618
Asia Pacific	219	570	222	—	(9)	1,002

Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Americas	$(163)	$15	$(3)	$—	$—	$(151)
EMEA (1)	(127)	16	(1)	21	—	(91)
Asia Pacific	10	(6)	—	—	—	4

Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Americas	$1,459	$1,019	$1,266	$13	$(28)	$3,729
EMEA (1)	770	708	598	467	(16)	2,527
Asia Pacific	229	564	222	—	(9)	1,006

Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

        Net revenues by geographic region for the years ended December 31, 2017 and December 31, 2016, were as follows (amounts in millions):

	Years Ended December 31,
	2017	2016
Net revenues by geographic region:
Americas	$3,607	$3,423
EMEA (1)	2,464	2,221
Asia Pacific	946	964

Total consolidated net revenues	$7,017	$6,608

(1)
"EMEA" consists of the Europe, Middle East, and Africa geographic regions.

(2)
Intersegment revenues reflect licensing and service fees charged between segments.

        The Company's net revenues in the U.S. were 46%, 45%, and 45% of consolidated net revenues for the years ended December 31, 2018, 2017, and 2016, respectively. The Company's net revenues in the United Kingdom ("U.K.") were 12%, 12%, and 11% of consolidated net revenues for the years

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Operating Segments and Geographic Regions (Continued)

ended December 31, 2018, 2017, and 2016, respectively. No other country's net revenues exceeded 10% of consolidated net revenues for the years ended December 31, 2018, 2017, or 2016.

        Net revenues by platform, including a reconciliation to each of our reportable segment's net revenues, for the year ended December 31, 2018, were as follows (amounts in millions):

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non- reportable segments	Elimination of intersegment revenues(3)	Total
Net revenues by platform:
Console	$2,351	$187	$—	$—	$—	$2,538
PC	368	1,711	154	—	(53)	2,180
Mobile and ancillary (1)	19	220	1,936	—	—	2,175
Other (2)	—	148	—	459	—	607

Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Console	$(257)	$(8)	$—	$—	$—	$(265)
PC	(23)	33	(1)	—	—	9
Mobile and ancillary (1)	—	—	(3)	—	—	(3)
Other (2)	—	—	—	21	—	21

Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Console	$2,094	$179	$—	$—	$—	$2,273
PC	345	1,744	153	—	(53)	2,189
Mobile and ancillary (1)	19	220	1,933	—	—	2,172
Other (2)	—	148	—	480	—	628

Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

15. Operating Segments and Geographic Regions (Continued)

        Net revenues by platform for the years ended December 31, 2017 and December 31, 2016, were as follows (amounts in millions):

	Years Ended December 31,
	2017	2016
Net revenues by platform:
Console	$2,389	$2,453
PC	2,042	2,124
Mobile and ancillary (1)	2,081	1,674
Other (2)	505	357

Total consolidated net revenues	$7,017	$6,608

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

(3)
Intersegment revenues reflect licensing and service fees charged between segments.

        Long-lived assets by geographic region were as follows (amounts in millions):

	At December 31,
	2018	2017	2016
Long-lived assets* by geographic region:
Americas	$203	$197	$154
EMEA	62	75	87
Asia Pacific	17	22	17

Total long-lived assets by geographic region	$282	$294	$258

*
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

        For information regarding significant customers, see "Concentration of Credit Risk" in Note 2.

16. Share-Based Payments

Activision Blizzard Equity Incentive Plans

        On June 5, 2014, the Activision Blizzard, Inc. 2014 Incentive Plan (the "2014 Plan") became effective. Under the 2014 Plan, the Compensation Committee of our Board of Directors is authorized to provide share-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2014 Plan. As of the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Share-Based Payments (Continued)

effective date of the 2014 Plan, we had ceased making awards under our prior equity incentive plans (collectively, the "Prior Plans"), although such plans remain in effect to the extent that they continue to govern outstanding awards.

        While the Compensation Committee has broad discretion to create equity incentives, our current share-based compensation program generally utilizes a combination of options and restricted stock units. The majority of our options have time-based vesting schedules, generally vesting annually over a period of three to five years, and generally expire 10 years from the grant date. In addition, under the terms of the 2014 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on Nasdaq. Restricted stock units have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant, or vest annually over a period of three to five years, and may also be contingent on the achievement of specified performance measures.

        As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (1) the number of shares relating to awards outstanding under any Prior Plan that: (i) expire, or are forfeited, terminated or canceled, without the issuance of shares; (ii) are settled in cash in lieu of shares; or (iii) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (2) if the exercise price of any option outstanding under any Prior Plans is, or the tax withholding requirements with respect to any award outstanding under any Prior Plans are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (3) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2018, we had approximately 27 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

        Additionally, in connection with the King Acquisition, a majority of the outstanding options and awards with respect to King shares that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company's common stock. As part of the conversion, we assumed King's equity incentive plan (the "King Plan") and amended the King Plan to convert it to a plan with respect to shares of the Company's common stock for the King shares assumed. No future shares can be granted from the King Plan, but it continues to govern outstanding awards.

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

16. Share-Based Payments (Continued)

        The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected stock price volatilities:

	Employee and Director Options
	For the Years Ended December 31,
	2018	2017	2016
Expected life (in years)	7.64	7.01	6.86
Volatility	32.37%	35.00%	35.31%
Risk free interest rate	3.10%	2.14%	1.56%
Dividend yield	0.61%	0.50%	0.67%
Weighted-average grant date fair value	$21.03	$21.11	$12.83
Stock price volatility range:
Low	31.72%	28.19%	29.20%
High	36.73%	35.00%	36.00%

  Expected life

        The expected life of employee stock options is a derived output of the binomial-lattice model and represents the weighted-average period the stock options are expected to remain outstanding. A binomial-lattice model assumes that employees will exercise their options when the stock price equals or exceeds an exercise multiple. The exercise multiple is based on historical employee exercise behaviors.

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

        Share-based compensation expense recognized is based on awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Share-Based Payments (Continued)

Valuation of Restricted Stock Units ("RSUs")

        The fair value of the Company's RSU awards granted is principally based upon the closing price of the Company's stock price on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting.

Accuracy of Fair Value Estimates

        We developed the assumptions used in the models above, including measures of employees' exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs for as long as 10 years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller. Unfortunately, it is difficult to determine if this is the case, as markets do not currently exist that permit the active trading of employee stock option and other share-based instruments.

Stock Option Activity

        Stock option activity is as follows:

	Number of Shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2017	20,544	$34.54
Granted	3,364	55.69
Exercised	(4,161)	23.67
Forfeited	(2,543)	45.07
Expired	(67)	43.50

Outstanding stock options at December 31, 2018	17,137	$39.73	6.81	$185

Vested and expected to vest at December 31, 2018	14,589	$38.50	6.98	$172
Exercisable at December 31, 2018	6,120	$28.73	5.60	$116

        The aggregate intrinsic values in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the closing stock price is greater than the exercise price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $196 million, $372 million, and $161 million for the years ended December 31, 2018, 2017, and 2016, respectively. The total grant date fair value of options vested was $45 million, $47 million, and $40 million for the years ended December 31, 2018, 2017, and 2016, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Share-Based Payments (Continued)

        At December 31, 2018, $84 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.20 years.

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

        The following table summarizes our RSU activity with performance-based RSUs presented at the maximum potential shares that could be earned and issued at vesting (amounts in thousands except per share amounts):

	Number of shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2017	11,821	$27.20
Granted	3,184	64.61
Vested	(3,078)	38.87
Forfeited	(1,304)	37.60

Unvested RSUs at December 31, 2018	10,623	$40.39

        Certain of our performance-based RSUs did not have an accounting grant date as of December 31, 2018, as there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to operating income performance for future years where the performance goals have not yet been set. As of December 31, 2018, there were 3.2 million performance-based RSUs outstanding for which the accounting grant date has not been set, of which 1.6 million were 2018 grants. Accordingly, no grant date fair value was established and the weighted average grant date fair value calculated above for 2018 grants excludes these RSUs.

        At December 31, 2018, approximately $98 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.51 years. Of the total unrecognized compensation cost, $67 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.49 years. The total grant date fair value of vested RSUs was $120 million, $64 million and $123 million for the years ended December 31, 2018, 2017, and 2016, respectively.

        The income tax benefit from stock option exercises and RSU vestings was $94 million, $160 million, and $134 million for the years ended December 31, 2018, 2017, and 2016, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16. Share-Based Payments (Continued)

Share-Based Compensation Expense

        The following table sets forth the total share-based compensation expense included in our consolidated statements of operations (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Cost of revenues—product sales: Software royalties, amortization, and intellectual property licenses	$13	$10	$20
Cost of revenues—subscription, licensing, and other revenues: Game Operations and Distribution Costs	2	1	2
Cost of revenues—subscription, licensing, and other revenues: Software royalties, amortization, and intellectual property licenses	3	3	2
Product development	61	57	47
Sales and marketing	15	15	15
General and administrative	115	92	73

Share-based compensation expense before income taxes	209	178	159
Income tax benefit	(46)	(34)	(42)

Total share-based compensation expense, net of income tax benefit	$163	$144	$117

17. Interest and Other Expense (Income), Net

        Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Interest income	$(65)	$(24)	$(10)
Interest expense from debt and amortization of debt discount and deferred financing costs	140	162	217
Other expense (income), net	(4)	8	7

Interest and other expense (income), net	$71	$146	$214

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes

        Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Income before income tax expense:
Domestic	$432	$185	$228
Foreign	1,445	966	878

	$1,877	$1,151	$1,106

Income tax expense (benefit):
Current:
Federal	$(228)	$696	$(15)
State	(15)	26	16
Foreign	280	335	150

Total current	37	1,057	151

Deferred:
Federal	(98)	(111)	40
State	106	(32)	(13)
Foreign	19	(36)	(38)

Total deferred	27	(179)	(11)

Income tax expense	$64	$878	$140

        The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2018		2017		2016
Federal income tax provision at statutory rate	$394	21%	$403	35%	$387	35%
State taxes, net of federal benefit	36	2	4	—	9	1
Research and development credits	(46)	(2)	(26)	(2)	(36)	(3)
Foreign rate differential	(198)	(11)	(271)	(24)	(239)	(22)
Change in tax reserves	265	14	291	25	210	19
Audit settlements	(115)	(6)	—	—	—	—
Net operating loss tax attribute assumed from the Purchase Transaction	—	—	(36)	(3)	(114)	(10)
Excess tax benefits related to share-based payments	(58)	(3)	(113)	(10)	(81)	(7)
U.S. Tax Reform Act	(285)	(15)	636	55	—	—
Change in valuation allowance	61	3	—	—	—	—
Other	10	—	(10)	—	4	—

Income tax expense	$64	3%	$878	76%	$140	13%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        The Company's tax rate is affected by the tax rates in the jurisdictions in which the Company operates, some of which have a statutory tax rate less than the U.S. rate of 21% , and the relative amount of income earned in each jurisdiction.

        On June 27, 2018, we entered into a closing agreement with the Internal Revenue Service ("IRS") to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the "Closing Agreement"). The primary adjustments related to the Closing Agreement were recognized in the second quarter of 2018 and consisted of a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million. In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. The Closing Agreement resulted in federal and state cash tax payments totaling approximately $345 million, of which federal tax payments of $334 million were made in October 2018.

        On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21%, beginning in 2018, and implemented the Transition Tax.

        On December 22, 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on how to account for the effects of the U.S. Tax Reform Act under ASC 740. SAB 118 enabled companies to record a provisional amount for the effects of the U.S. Tax Reform Act based on a reasonable estimate, subject to adjustment during a measurement period of up to one year, until accounting is complete. During the fourth quarter of 2017, we recorded provisional amounts of $636 million for the effects of the U.S. Tax Reform Act in accordance with SAB 118. In addition, as of December 31, 2017, we no longer considered the available cash balances related to undistributed earnings held outside of the U.S. by our foreign subsidiaries to be indefinitely reinvested.

        In the fourth quarter of 2018, we completed our analysis of the effect of the U.S. Tax Reform Act. For the year ended December 31, 2018, we recorded an additional tax benefit of $285 million for the effects of the U.S. Tax Reform Act. This is primarily related to the election to record deferred U.S. taxes with respect to earnings of our foreign subsidiaries subject to global intangible low-taxed income ("GILTI") and the adjustment for the remeasurement of certain deferred tax assets and liabilities as a result of the U.S. corporate income tax rate reduction. The aggregate U.S. Tax Reform Act impact for 2017 and 2018 is a net tax expense of $351 million, which consists of a $570 million tax expense related to the Transition Tax partially offset by a net benefit of $219 million, mainly related to the adoption of GILTI deferred tax accounting and remeasurement of deferred tax assets and liabilities.

        In 2013, in connection with the October 11, 2013 repurchase of approximately 429 million shares of our common stock from Vivendi ("Purchase Transaction"), we assumed certain tax attributes, generally consisting of net operating loss ("NOL") carryforwards of approximately $760 million, which represent a potential tax benefit of approximately $266 million. The Company also obtained indemnification from Vivendi against losses attributable to the disallowance of claimed utilization of such NOL carryforwards of up to $200 million in unrealized tax benefits in the aggregate, limited to taxable years ending on or prior to December 31, 2016. No benefit for these tax attributes or indemnification was recorded upon the close of the Purchase Transaction. As of December 31, 2017, we had utilized approximately $760 million of the original NOL and had recorded an indemnification asset

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

of $200 million in "Other assets." Correspondingly, the same amount was recorded as a reduction to the consideration paid for the shares repurchased in "Treasury stock."

        Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2018	2017
Deferred tax assets:
Allowance for sales returns and price protection	$25	$47
Accrued expenses	26	31
Deferred revenue	136	245
Tax attributes carryforwards	81	71
Share-based compensation	69	59
Acquired intangibles	43	149
U.S. deferred taxes on foreign earnings	263	—
Other	28	61

Deferred tax assets	671	663
Valuation allowance	(61)	—

Deferred tax assets, net of valuation allowance	610	663

Deferred tax liabilities:
Acquired intangibles	(140)	(146)
Capitalized software development expenses	(57)	(55)
Other	(26)	(24)

Deferred tax liabilities	(223)	(225)

Net deferred tax assets	$387	$438

        As of December 31, 2018, we had gross tax credit carryforwards of $172 million for state purposes. The tax credit carryforwards are presented in "Deferred tax assets" net of unrealized tax benefits that would apply upon the realization of uncertain tax positions. In addition, we had foreign NOL carryforwards of $22 million at December 31, 2018, attributed mainly to losses in France which can be carried forward indefinitely.

        We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of "more likely than not" to be realized in the future. To make that determination, we evaluate the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2017, we had a deferred tax asset for California research and development credit carryforwards ("CA R&D Credits"), which can be carried forward indefinitely. The Closing Agreement impacts historical and prospective filings in certain states, including California, and after considering the impact of the Closing Agreement on its prospective California taxable income, we determined that our remaining CA R&D Credits no longer met the threshold of more likely than not to be realized in the future. As such, for the year ended December 31, 2018, we recorded a full valuation allowance of $61 million. We will reassess this determination quarterly and record a tax benefit if and when future evidence allows for a partial or full release of this valuation allowance.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

        As of December 31, 2017, we no longer consider the available cash balances related to undistributed earnings held outside of the U.S. by our foreign subsidiaries to be indefinitely reinvested. As of December 31, 2018, we recorded net deferred tax liability related to undistributed foreign earnings of $16 million. In addition, we have elected to record deferred U.S. taxes with respect to earnings of our foreign subsidiaries subject to GILTI and recorded a $263 million deferred tax asset.

        Activision Blizzard's 2009 through 2017 tax years remain open to examination by certain major taxing jurisdictions to which we are subject. During February 2018, we were notified by the IRS that our tax returns for our 2012 through 2016 tax years will be subject to examination. In September 2018, the IRS concluded its examination of our 2009 through 2011 tax years. We also have several state and non-U.S. audits pending, including the French and Swedish audits discussed below. In addition, as part of purchase price accounting for our 2016 acquisition of King, we assumed $74 million of uncertain tax positions primarily related to pre-acquisition transfer pricing matters. We are currently in negotiations with the tax authorities in the relevant jurisdictions, which include the UK and Sweden, with respect to King's transfer pricing for both pre- and post-acquisition tax years. While the outcome of these negotiations remains uncertain, they could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

        In December 2018, we received a decision from the Swedish Tax Agency ("STA") informing us of an audit assessment to a Swedish subsidiary of King for the 2016 tax year. The STA decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $400 million), primarily concerning an alleged intercompany asset transfer. We disagree with the STA's decision and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve the matter, including administrative remedies with the STA, multilateral procedures with other relevant taxing jurisdictions, and, if necessary, judicial remedies. Further, we may be required to pay the full assessment to the STA in advance of the final resolution of the matter. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities.

        In December 2017, we received a Notice of Reassessment from the French Tax Authority ("FTA") related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $652 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA and, if necessary, judicial remedies. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for the 2011 through 2013 tax years, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

        In addition, certain of our subsidiaries are under examination or investigation, or may be subject to examination or investigation, by tax authorities in various jurisdictions. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. Such proceedings may have a material adverse effect on the Company's consolidated financial position,

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

18. Income Taxes (Continued)

liquidity, or results of operations in the earlier of the period or periods in which the matters are resolved and in which appropriate tax provisions are taken into account in our financial statements. If we were to receive a materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

        As of December 31, 2018, we had approximately $917 million of gross unrecognized tax benefits, $812 million of which would affect our effective tax rate, if recognized. A reconciliation of total gross unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Unrecognized tax benefits balance at January 1	$1,138	$846	$552
Gross increase for tax positions taken during a prior year	94	66	89
Gross decrease for tax positions taken during a prior year	(123)	—	(17)
Gross increase for tax positions taken during the current year	132	229	240
Settlement with taxing authorities	(312)	(1)	(18)
Lapse of statute of limitations	(12)	(2)	—

Unrecognized tax benefits balance at December 31	$917	$1,138	$846

        As of December 31, 2018, 2017, and 2016, we had approximately $87 million, $121 million, and $71 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2018, 2017, and 2016, we recorded $11 million, $28 million, and $17 million, respectively, of interest expense related to uncertain tax positions.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

19. Computation of Basic/Diluted Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Consolidated net income	$1,813	$273	$966
Less: Distributed earnings to unvested share-based awards that participate in earnings	—	—	(2)
Less: Undistributed earnings allocated to unvested share-based awards that participate in earnings	—	—	(2)

Numerator for basic and diluted earnings per common share—income available to common shareholders	$1,813	$273	$962
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	762	754	740
Effect of dilutive stock options and awards under the treasury stock method	9	12	14

Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	771	766	754

Basic earnings per common share	$2.38	$0.36	$1.30

Diluted earnings per common share	$2.35	$0.36	$1.28

        In 2016, certain of our unvested restricted stock units met the definition of participating securities, as they participated in earnings based on their rights to dividends or dividend equivalents. Therefore, we were required to use the two-class method in our computation of basic and diluted earnings per common share. For the year ended December 31, 2016, on a weighted-average basis, we had outstanding unvested restricted stock units of 3 million shares of common stock that participated in earnings.

        The vesting of certain of our employee-related restricted stock units and options is contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 4 million, 7 million, and 8 million shares are not included in the computation of diluted earnings per common share for the years ended December 31, 2018, 2017, and 2016, respectively, as their underlying performance measures had not yet been met.

        Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, 3 million, 1 million, and 5 million options to purchase shares of common stock were not included in the calculation of diluted earnings per common share for the years ended December 31, 2018, 2017, and 2016, respectively, as the effect of their inclusion would be anti-dilutive.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

20. Capital Transactions

Repurchase Programs

        On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019 until the earlier of February 13, 2021 and a determination by the Board of Directors to discontinue the repurchase program.

        On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock from February 13, 2017 through February 12, 2019. We did not repurchase any shares under this program.

Dividends

        On February 12, 2019, our Board of Directors declared a cash dividend of $0.37 per common share. Such dividend is payable on May 9, 2019, to shareholders of record at the close of business on March 28, 2019.

        On February 8, 2018, our Board of Directors declared a cash dividend of $0.34 per common share. On May 9, 2018, we made an aggregate cash dividend payment of $259 million to shareholders of record at the close of business on March 30, 2018.

        On February 9, 2017, our Board of Directors declared a cash dividend of $0.30 per common share. On May 10, 2017, we made an aggregate cash dividend payment of $226 million to shareholders of record at the close of business on March 30, 2017. On May 26, 2017, we made related dividend equivalent payments of less than $1 million to certain holders of restricted stock units.

        On February 11, 2016, our Board of Directors declared a cash dividend of $0.26 per common share. On May 11, 2016, we made an aggregate cash dividend payment of $192 million to shareholders of record at the close of business on March 30, 2016. On May 27, 2016, we made related dividend equivalent payments of $3 million to certain holders of restricted stock units.

21. Supplemental Cash Flow Information

        Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$560	$176	$121
Cash paid for interest	150	145	209

        The beginning and ending cash and cash equivalents and restricted cash reported within our consolidated statement of cash flows included restricted cash amounts as follows (amounts in millions):

	At December 31,
	2018	2017	2016
Beginning restricted cash	$7	$17	$3,569
Ending restricted cash	4	7	17

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

21. Supplemental Cash Flow Information (Continued)

        For the year ended December 31, 2016, we had non-cash purchase price consideration of $89 million related to vested and unvested stock options and awards that were assumed and replaced with Activision Blizzard equity or deferred cash awards in the King Acquisition. Refer to Note 23 for further discussion.

22. Commitments and Contingencies

Commitments and Obligations

        In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products and for the rights to intellectual property. Under these agreements, we commit to provide specified payments to a lessor, developer or intellectual property holder, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers and intellectual property holders typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer or intellectual property holder based on sales of the related game. Additionally, in connection with certain intellectual property rights, acquisitions and development agreements, we commit to spend specified amounts for marketing support for the game(s) which is (are) to be developed or in which the intellectual property will be utilized. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2018, are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations(1)
	Facility and Equipment Leases	Developer and Intellectual Properties	Marketing	Long-Term Debt Obligations(2)	Total
For the years ending December 31,
2019	$80	$24	$35	$86	$225
2020	70	3	21	86	180
2021	53	1	—	736	790
2022	45	—	—	466	511
2023	38	—	—	60	98
Thereafter	60	—	—	2,207	2,267

Total	$346	$28	$56	$3,641	$4,071

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of the potential issue resolution of the underlying matters. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or, (b) the years relating to the matters for certain jurisdictions are not currently under audit. At December 31, 2018, we had $637 million of net unrecognized tax benefits included "Other liabilities," in our consolidated balance sheet.

Additionally, as a result of the U.S. Tax Reform Act, we recorded a liability at December 31, 2017, of $467 million which reflected our estimated Transition Tax net payments. In the fourth quarter of

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Commitments and Contingencies (Continued)

  2018, we completed our analysis of the effects of the U.S. Tax Reform Act and adjusted the net Transition Tax liability with consideration of tax attributes utilization to be $198 million. The Transition Tax liability is payable over and up to an eight-year period and is not reflected in our Contractual Obligations table above.

(2)
Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments under the Notes, which are subject to fixed interest rates, as of December 31, 2018. There was no outstanding balance under our New Revolver as of December 31, 2018. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2018. Refer to Note 13 for additional information on our debt obligations.

Legal Proceedings

        In December 2018, we received a decision from the STA informing us of an audit assessment to a Swedish subsidiary of King for the 2016 tax year. The STA decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $400 million) primarily concerning an alleged intercompany asset transfer. We disagree with the STA's decision and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve the matter, including administrative remedies with the STA, multilateral procedures with other relevant taxing jurisdictions, and, if necessary, judicial remedies. Further, we may be required to pay the full assessment to the STA in advance of the final resolution of the matter. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities.

        In December 2017, we received a Notice of Reassessment from the FTA related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $652 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA and, if necessary, judicial remedies. While we believe our tax provisions at December 31, 2018, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for the 2011 through 2013 tax years, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

        In addition, we are party to routine claims, suits, investigations, audits, and other proceedings arising in the ordinary course of business, including with respect to intellectual property, competition and antitrust matters, regulatory matters, tax matters, privacy matters, labor and employment matters, compliance matters, unclaimed property matters, liability and personal injury claims, product damage claims, collection matters, and/or commercial claims. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

22. Commitments and Contingencies (Continued)

Letters of Credit

        As described in Note 13, a portion of our New Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the New Revolver. At December 31, 2018, we did not have any letters of credit issued or outstanding under the New Revolver.

23. Acquisitions

King Digital Entertainment

        On February 23, 2016, we completed the King Acquisition, purchasing all of King's outstanding shares. As a result, King became a wholly-owned subsidiary of Activision Blizzard. King is a leading global developer and publisher of interactive entertainment content and services, primarily on mobile platforms, such as Android and iOS, and on online and social platforms, such as Facebook and the king.com websites. King's results of operations since the King Closing Date are included in our consolidated financial statements.

        We made this acquisition because we believed that the addition of King's highly-complementary mobile business positioned the Company as a global leader in interactive entertainment across the console, PC, and mobile platforms, and aligned us for future growth.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

23. Acquisitions (Continued)

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

  Share-Based Compensation

        In connection with the King Acquisition, a majority of the outstanding King options and other equity awards that were unvested as of the King Closing Date were converted into equivalent options and awards with respect to shares of the Company's common stock, using an equity award exchange ratio calculated in accordance with the transaction agreement. As a result, replacement options and other equity awards of 10 million and 3 million, respectively, were issued. The portion of the fair value related to pre-combination services of $76 million was included in the purchase price.

        The remaining portion of outstanding unvested awards that were assumed were replaced with deferred cash awards. The cash proceeds were placed in an escrow-like account with the cash releases to occur based on the awards' original vesting schedule upon future service being rendered. The portion of the fair value related to pre-combination services of $22 million was included in the purchase price.

  Identifiable Intangible Assets Acquired and Goodwill

        The internally-developed franchises, customer base, developed software, and trade name intangible assets from the acquisition of King will be amortized to "Cost of revenues—subscription, licensing, and

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

23. Acquisitions (Continued)

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

        The $2.7 billion of goodwill recognized is primarily attributable to the benefits the Company expects to derive from accelerated expansion as an interactive entertainment provider in the mobile sector, future franchises, and technology, as well as the management team's proven ability to create future games and franchises. Approximately $464 million of the goodwill is expected to be deductible for tax purposes in the U.S.

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

        The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

23. Acquisitions (Continued)

King Acquisition, and any borrowings undertaken to finance the King Acquisition, had taken place at the beginning of 2015, nor does it intend to be a projection of future results.

For the Year Ended December 31,
(in millions)	2016
Net revenues	$6,888
Net income	$1,005
Basic earnings per common share	$1.35
Diluted earnings per common share	$1.32

24. Quarterly Financial Information (Unaudited)

	For the Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Amounts in millions, except per share data)
Net revenues	$2,381	$1,512	$1,641	$1,965
Cost of revenues	832	513	510	662
Operating income	694	265	434	595
Net income	650	260	402	500
Basic earnings per common share	0.85	0.34	0.53	0.66
Diluted earnings per common share	0.84	0.34	0.52	0.65

	For the Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Amounts in millions, except per share data)
Net revenues	$2,043	$1,618	$1,631	$1,726
Cost of revenues	803	552	561	585
Operating income	221	257	339	493
Net income (loss)	(584)	188	243	426
Basic earnings (loss) per common share	(0.77)	0.25	0.32	0.57
Diluted earnings (loss) per common share	(0.77)	0.25	0.32	0.56

25. Subsequent Events

        Focusing Development Resources and Restructuring Plan:    In order to better capitalize on long-term growth opportunities, on February 12, 2019, the Company committed to a Board-authorized restructuring plan under which the Company plans to refocus its resources on its largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of the business. More specifically, we intend to:

  •
  increase our investment in development for our largest, internally-owned franchises—across upfront releases, in-game content, mobile and geographic expansion;

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

25. Subsequent Events (Continued)

  •
  reduce certain non-development and administrative-related costs across our business; and

  •
  integrate our global and regional sales and "go-to-market," partnerships, and sponsorships capabilities across the business, which we believe will enable us to provide better opportunities for talent, and greater expertise and scale on behalf of our business units.

        We expect to incur aggregate pre-tax restructuring charges of approximately $150 million in 2019, related to severance, including, in many cases, above legally required amounts (approximately 65% of the aggregate charge), facilities costs (approximately 20% of the aggregate charge), and asset write-downs and other costs (approximately 15% of the aggregate charge). We expect the majority of these charges to be incurred in the first quarter of 2019, with most of the balance expected to be incurred in the remainder of 2019. The total pre-tax charge associated with the restructuring will be paid almost entirely in cash and the outlays are expected to be incurred throughout 2019.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2018
Allowances for sales returns and price protection and other allowances	$274	$24	$(112)	$186
Allowance for doubtful accounts	5	—	(1)	4
At December 31, 2017
Allowances for sales returns and price protection and other allowances	$257	$83	$(66)	$274
Allowance for doubtful accounts	4	1	—	5
At December 31, 2016
Allowances for sales returns and price protection and other allowances	$339	$119	$(201)	$257
Allowance for doubtful accounts	4	2	(2)	4

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

Exhibit Number	Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed June 6, 2014).
3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K/A, filed March 21, 2018).
4.1
Indenture, dated as of September 19, 2016, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, with respect to the Company's 2.300% Unsecured Senior Notes due 2021 and the Company's 3.400% Unsecured Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed September 19, 2016).
4.2
Base Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed May 26, 2017).
4.3
First Supplemental Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the Company's 2.600% Unsecured Senior Notes due 2022, the Company's 3.400% Unsecured Senior Notes due September 2027 and the Company's 4.500% Unsecured Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed May 26, 2017).
4.4	Form of certificate for the Company's 2.600% Unsecured Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed May 26, 2017).
4.5	Form of certificate for the Company's 3.400% Unsecured Senior Notes due 2027 (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K, filed May 26, 2017).
4.6	Form of certificate for the Company's 4.500% Unsecured Senior Notes due 2047 (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K, filed May 26, 2017).
10.1*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 12, 2012).

Exhibit Number	Exhibit
10.2*	Activision Blizzard, Inc. 2014 Incentive Plan, amended and restated as of March 2, 2017 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 4, 2017).
10.3*	Activision Blizzard, Inc. KDE Equity Incentive Plan, amended as of November 1, 2016 (incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 2016).
10.4*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2008).
10.5*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2008).
10.6*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2013).
10.7*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.6 of the Company's Form10-Q for the quarter ended March 31, 2013).
10.8*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.9*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.10*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.11*
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

Exhibit Number	Exhibit
10.13*	Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.14*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 2014).
10.15*
Form of Notice of Stock Option Award for grants to U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.44 of the Company's Form 10-K for the year ended December 31, 2016).
10.16*
Form of Notice of Stock Option Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.45 of the Company's Form 10-K for the year ended December 31, 2016).
10.17*
Form of Notice of Restricted Share Unit Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.46 of the Company's Form 10-K for the year ended December 31, 2016).
10.18*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017) (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.19*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017) (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.20*	Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 26, 2018).
10.21*	Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 26, 2018).
10.22*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended June 30, 2014).
10.23*	Activision Blizzard, Inc. Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 30, 2015).
10.24*	Employment Agreement, dated February 25, 2019, between Dennis Durkin and the Company.
10.25*	Employment Agreement, dated as of November 22, 2016, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 25, 2016).
10.26*	Form of Notice of Performance Share Unit Award to Robert A. Kotick.

Exhibit Number	Exhibit
10.27*	Form of Notice of Stock Option Award to Robert A. Kotick.
10.28*	Employment Letter, dated October 3, 2018, to Michael Morhaime from the Company.
10.29*	Service Agreement, dated November 2, 2015, between Riccardo Zacconi and the Company (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.30*	Individual Option and Subscription Agreement, dated as of January 31, 2014 (incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.31*	Option Exchange/Supplemental Subscription Agreement, dated as of March 21, 2014 (incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.32*	Notice of Share Option Grant, dated as of February 16, 2015, to Riccardo Zacconi (incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.33*	Notice of Restricted Stock Unit Award, dated as of February 16, 2015, to Riccardo Zacconi (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.34*	Notice of Restricted Stock Unit Award, dated as of November 10, 2015, to Riccardo Zacconi (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.35*	Employment Agreement, dated May 10, 2017, between Activision Blizzard, Inc. and Collister Johnson (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed May 11, 2017).
10.36*	Employment Agreement, dated May 5, 2017, between Activision Blizzard, Inc. and Spencer Neumann (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K, filed May 11, 2017).
10.37*†	King Profit Sharing Plan, effective as of February 23, 2016 (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.38
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
10.39
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

Exhibit Number	Exhibit
10.40	Second Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed November 17, 2015).
10.41
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
10.42
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
10.43
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
10.44
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
10.45
Seventh Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed August 29, 2018).
10.46*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of May 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2018).
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

Date: February 28, 2019

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

By:	/s/ ROBERT A. KOTICK (Robert A. Kotick)	Director, Chief Executive Officer, and Principal Executive Officer	February 28, 2019
By:	/s/ DENNIS DURKIN (Dennis Durkin)	Chief Financial Officer and Principal Financial Officer	February 28, 2019
By:	/s/ STEPHEN WEREB (Stephen Wereb)	Deputy Chief Financial Officer, Chief Accounting Officer, and Principal Accounting Officer	February 28, 2019
By:	/s/ REVETA BOWERS (Reveta Bowers)	Director	February 28, 2019

By:	/s/ ROBERT J. CORTI (Robert J. Corti)	Director	February 28, 2019
By:	/s/ BRIAN G. KELLY (Brian G. Kelly)	Chairman and Director	February 28, 2019
By:	/s/ HENDRIK J. HARTONG III (Hendrik J. Hartong III)	Director	February 28, 2019
By:	/s/ BARRY MEYER (Barry Meyer)	Director	February 28, 2019
By:	/s/ ROBERT J. MORGADO (Robert J. Morgado)	Director	February 28, 2019
By:	/s/ PETER NOLAN (Peter Nolan)	Director	February 28, 2019
By:	/s/ CASEY WASSERMAN (Casey Wasserman)	Director	February 28, 2019
By:	/s/ ELAINE P. WYNN (Elaine P. Wynn)	Director	February 28, 2019