Form 10-Q
period 2019-03-31
Activision Blizzard, Inc.
filed 2019-05-02
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-15839
ACTIVISION BLIZZARD, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4803544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Ocean Park Boulevard, Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

(310) 255-2000
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	ATVI	The Nasdaq Global Select Market
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

Large Accelerated Filer ☒	Non-accelerated Filer ☐	Accelerated Filer ☐

Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at April 25, 2019 was 766,006,719.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: our ability to consistently deliver popular, high-quality titles in a timely manner; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; concentration of revenue among a small number of titles; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our newly acquired or started businesses and the potential impact of our expansion into new businesses on our existing businesses; our ability to realize the expected financial and operational benefits of, and effectively manage, our recently announced restructuring plans; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; substantial influence of third-party platform providers over our products and costs; success and availability of video game consoles manufactured by third parties; risks associated with the free-to-play business model, including dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; risks and costs associated with legal proceedings; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; rapid changes in technology and industry standards; competition, including from other forms of entertainment; our ability to sell products at assumed pricing levels; our ability to attract, retain, and motivate skilled personnel; reliance on external developers for development of some of our software products; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; counterparty risks relating to customers, licensees, licensors, and manufacturers; intellectual property claims; piracy and unauthorized copying of our products; risks and uncertainties of conducting business outside the U.S.; fluctuations in currency exchange rates; increasing regulation of our business, products, and distribution in key territories; compliance with continually evolving laws and regulations concerning data privacy; potential data breaches and other cybersecurity risks; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At March 31, 2019	At December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,696	$4,225
Accounts receivable, net of allowances of $106 and $190, at March 31, 2019 and December 31, 2018, respectively	594	1,035
Inventories, net	45	43
Software development	184	264
Other current assets	518	539
Total current assets	6,037	6,106
Software development	80	65
Property and equipment, net	264	282
Deferred income taxes, net	373	458
Other assets	751	482
Intangible assets, net	680	735
Goodwill	9,763	9,762
Total assets	$17,948	$17,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$166	$253
Deferred revenues	931	1,493
Accrued expenses and other liabilities	1,198	896
Total current liabilities	2,295	2,642
Long-term debt, net	2,672	2,671
Deferred income taxes, net	22	18
Other liabilities	1,363	1,167
Total liabilities	6,352	6,498
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,194,600,733 and 1,192,093,991 shares issued at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,004	10,963
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2019 and December 31, 2018	(5,563)	(5,563)
Retained earnings	6,757	6,593
Accumulated other comprehensive loss	(602)	(601)
Total shareholders’ equity	11,596	11,392
Total liabilities and shareholders’ equity	$17,948	$17,890

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Net revenues
Product sales	$656	$720
Subscription, licensing, and other revenues	1,169	1,245
Total net revenues	1,825	1,965

Costs and expenses
Cost of revenues—product sales:
Product costs	152	162
Software royalties, amortization, and intellectual property licenses	111	146
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	239	270
Software royalties, amortization, and intellectual property licenses	61	84
Product development	249	259
Sales and marketing	207	251
General and administrative	179	198
Restructuring and related costs	57	—
Total costs and expenses	1,255	1,370

Operating income	570	595
Interest and other expense (income), net	3	28
Income before income tax expense	567	567
Income tax expense	120	67
Net income	$447	$500

Earnings per common share
Basic	$0.58	$0.66
Diluted	$0.58	$0.65

Weighted-average number of shares outstanding
Basic	764	759
Diluted	770	770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2019	2018
Net income	$447	$500

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	2	1
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	2	(12)
Unrealized gains (losses) on investments, net of tax	(5)	(3)
Total other comprehensive income (loss)	$(1)	$(14)
Comprehensive income	$446	$486

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$447	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	86	29
Depreciation and amortization	87	155
Amortization of capitalized software development costs and intellectual property licenses (1)	104	150
Share-based compensation expense (2)	63	54
Other	30	10
Changes in operating assets and liabilities:
Accounts receivable, net	438	503
Inventories	(2)	4
Software development and intellectual property licenses	(46)	(100)
Other assets	(19)	22
Deferred revenues	(582)	(551)
Accounts payable	(91)	(160)
Accrued expenses and other liabilities	(65)	(87)
Net cash provided by operating activities	450	529

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	13	—
Purchases of available-for-sale investments	—	(20)
Capital expenditures	(18)	(31)
Net cash used in investing activities	(5)	(51)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	30	47
Tax payment related to net share settlements on restricted stock units	(6)	(39)
Net cash provided by financing activities	24	8
Effect of foreign exchange rate changes on cash and cash equivalents	2	18
Net increase in cash and cash equivalents and restricted cash	471	504
Cash and cash equivalents and restricted cash at beginning of period	4,229	4,720
Cash and cash equivalents and restricted cash at end of period	$4,700	$5,224

(1)	Excludes deferral and amortization of share-based compensation expense.

(2)	Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and March 31, 2018
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,593	$(601)	$11,392
Components of comprehensive income:
Net income	—	—	—	—	—	447	—	447
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Issuance of common stock pursuant to employee stock options	2	—	—	—	30	—	—	30
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(45)	—	—	(45)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.37 per common share)	—	—	—	—	—	(283)	—	(283)
Balance at March 31, 2019	1,195	$—	(429)	$(5,563)	$11,004	$6,757	$(602)	$11,596

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	500	—	500
Other comprehensive loss	—	—	—	—	—	—	(14)	(14)
Issuance of common stock pursuant to employee stock options	3	—	—	—	47	—	—	47
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(64)	—	—	(64)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at March 31, 2018	1,190	$—	(429)	$(5,563)	$10,786	$5,245	$(649)	$9,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Description of Business and Basis of Consolidation and Presentation

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”s), and mobile devices. We also operate esports leagues and events and create film and television content based on our intellectual property. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A., and Vivendi Games, Inc., then an indirect wholly-owned subsidiary of Vivendi S.A., we were renamed Activision Blizzard, Inc.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties, as well as some licensed properties. Activision’s key product franchise is Call of Duty®, a first-person shooter for the console and PC platforms.

In 2010, Activision entered into an exclusive relationship with Bungie, Inc. (“Bungie”) to publish games in the Destiny franchise. Effective December 31, 2018, Activision and Bungie mutually agreed to terminate their publishing relationship related to the Destiny franchise. As part of this termination, Activision agreed to transfer its publishing rights for the Destiny franchise to Bungie in exchange for cash and Bungie’s assumption of on-going customer obligations of Activision. Activision no longer has any material rights or obligations related to the Destiny franchise.

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

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, primarily on the mobile platform, including for Google Inc.’s Android and Apple Inc.’s iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. In the opinion of management, all adjustments considered necessary for the fair statement of our financial position and results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying unaudited condensed consolidated financial statements. Actual results could differ from these estimates and assumptions.

The accompanying condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated.

During the three months ended March 31, 2019, we identified an error principally related to the initial recognition of global intangible low-taxed income of foreign subsidiaries income taxes which should have been recorded in the three months and year ended December 31, 2018.  Income tax expense for the three months and year ended December 31, 2018 should have been reduced by $35 million. This amount is not material to the consolidated financial statements for the year ended December 31, 2018, and we will revise our 2018 consolidated financial statements to correct this matter in our Annual Report on Form 10-K for the year ending December 31, 2019. Our condensed consolidated balance sheet as of December 31, 2018, as presented in this Form 10-Q, has been revised to reflect the correction of this error.

The Company considers events or transactions that occur after the balance sheet date, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Supplemental Cash Flow Information

As of March 31, 2019 and 2018, we had the following amounts associated with investing and financing activities recorded within “Accrued expenses and other liabilities”:

•	dividends payable of $283 million and $259 million, respectively; and

•	accrued withholding tax payments related to net share settlements on restricted stock units of $40 million and $26 million, respectively.

The beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows included restricted cash amounts as follows (amounts in millions):

	At March 31,
	2019	2018
Beginning restricted cash	$4	$7
Ending restricted cash	4	6

2.    Summary of Significant Accounting Policies

Adoption of Accounting Standards Codification (“ASC”) 842: Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the accounting for leases. The new standard replaces all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use (“ROU”) asset for its leases. On January 1, 2019, we adopted the new lease accounting standard. As a result, we have updated our significant accounting policy disclosure to include our accounting policy for leases under the new standard. Refer to Note 3 for information about the impact of adoption on our condensed consolidated financial statements.

Leases

We determine if an arrangement is or contains a lease at contract inception. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement provides us with an asset that is physically distinct, or that represents substantially all of the capacity of the asset, and if we have the right to direct the use of the asset. Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred, and generally relate to variable payments made based on the level of services provided by the landlords of our leases. The operating lease ROU asset also includes any lease payments made prior to commencement, initial direct costs incurred, and lease incentives received. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents the rate required to borrow funds over a similar term to purchase the leased asset, and is based on the information available at the commencement date of the lease. For leased assets with similar lease terms and asset type we applied a portfolio approach in determining a single incremental borrowing rate to apply to the leased assets.

In determining our lease liability, the lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise such option. For operating leases, the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease assets are depreciated on a straight-line basis over the estimated life of the asset, not to exceed the length of the lease, with interest expense associated with finance lease liabilities recorded using the effective interest method. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. For our real estate, server and data center, and event production and broadcasting equipment leases, we elected the practical expedient to account for the lease and non-lease components as a single lease component. In all other lease arrangements, we account for lease and non-lease components separately. Additionally, for certain leases that have a group of leased assets with similar characteristics in size and composition, we may apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Operating lease ROU assets are presented in “Other assets” and operating lease liabilities are presented in “Accrued expenses and other current liabilities” and “Other liabilities” on our condensed consolidated balance sheet.

Finance lease ROU assets are presented in “Property and equipment, net” and finance lease liabilities are presented in “Accrued expenses and other current liabilities” and “Other liabilities” on our condensed consolidated balance sheet.

3.    Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

As noted in Note 2 above, we adopted the new lease accounting standard effective January 1, 2019. We elected to apply an optional adoption method, which uses the effective date as the initial date of application on transition with no retrospective adjustments to prior periods. Additionally, we elected to apply the package of transition practical expedients which permitted us to, among other things, (1) not reassess if existing contracts contained leases under the new lease accounting standard and (2) carry forward our historical lease classifications.

The impact from the adoption of the new lease accounting standard to our condensed consolidated balance sheet at January 1, 2019, was as follows (amounts in millions):

Condensed Consolidated Balance Sheet:	Balance at December 31, 2018	Adjustments due to adoption of new lease accounting standard	Balance at January 1, 2019
Assets
Other current assets	$539	$(8)	$531
Other assets	482	252	734
Liabilities
Accrued expenses and other liabilities	$896	$54	$950
Other liabilities	1,167	190	1,357

The adoption of this standard did not have an impact on our condensed consolidated income statements or condensed consolidated statements of cash flows.

Recent Accounting Pronouncements Not Yet Adopted

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

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract. The new guidance requires customers to capitalize implementation costs for these arrangements by applying the same criteria that are utilized for existing internal-use software guidance. The capitalized costs are required to be amortized over the associated term of the arrangement, generally on a straight-line basis, with amortization of these costs presented in the same financial statement line item as other costs associated with the arrangement. The new standard is effective for fiscal years beginning after December 15, 2019, and can be applied retrospectively or prospectively. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

4.    Inventories, Net

Inventories, net, consist of the following (amounts in millions):

	At March 31, 2019	At December 31, 2018
Finished goods	$44	$40
Purchased parts and components	1	3
Inventories, net	$45	$43

At March 31, 2019 and December 31, 2018, inventory reserves were $20 million and $22 million, respectively.

5.    Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At March 31, 2019	At December 31, 2018
Internally-developed software costs	$244	$291
Payments made to third-party software developers	20	38
Total software development costs	$264	$329

As of both March 31, 2019 and December 31, 2018, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018
Amortization of capitalized software development costs and intellectual property licenses	$110	$152

6.    Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At March 31, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,052)	$102
Developed software	2	-	5 years	601	(490)	111
Trade names	7	-	10 years	54	(24)	30
Other	1	-	15 years	19	(15)	4
Total definite-lived intangible assets (1)				$1,828	$(1,581)	$247

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$680

(1)	At March 31, 2019, the balances of the customer base intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2018
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,032)	$122
Developed software	2	-	5 years	601	(456)	145
Customer base	2 years			617	(617)	—
Trade names	7	-	10 years	54	(23)	31
Other	1	-	15 years	19	(15)	4
Total definite-lived intangible assets				$2,445	$(2,143)	$302

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$735

Amortization expense of our intangible assets was $55 million and $119 million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

For the year ending December 31,
2019 (remaining nine months)	$149
2020	74
2021	12
2022	7
2023	2
Thereafter	3
Total	$247

7.    Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2018	$6,897	$190	$2,675	$9,762
Other	1	—	—	1
Balance at March 31, 2019	$6,898	$190	$2,675	$9,763

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at March 31, 2019 Using
	As of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,991	$3,991	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	139	139	—	—	Other current assets
Foreign currency forward contracts designated as hedges	21	—	21	—	Other current assets
Foreign currency forward contracts not designated as hedges	1	—	1	—	Other current assets
Total recurring fair value measurements	$4,186	$4,164	$22	$—

Financial liabilities:
Foreign currency forward contracts not designated as hedges	$(3)	$—	$(3)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2018 Using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,925	$3,925	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	150	150	—	—	Other current assets
Foreign currency forward contracts designated as hedges	13	—	13	—	Other current assets
Foreign currency forward contracts not designated as hedges	1	—	1	—	Other current assets
Total recurring fair value measurements	$4,121	$4,107	$14	$—

Financial liabilities:
Foreign currency forward contracts designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of March 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$530	$21	$723	$12

At March 31, 2019, our Cash Flow Hedges have remaining maturities of nine months or less. Additionally, $4 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at March 31, 2019 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018	Statement of Operations Classification
Cash Flow Hedges	$11	$(10)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of March 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell SEK	$396	$(1)	$—	$—
Buy USD, Sell EUR	64	1	—	—
Buy EUR, Sell USD	64	(1)	—	—
Buy USD, Sell GBP	43	(1)	55	1

For the three months ended March 31, 2019 and 2018, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three months ended March 31, 2019 and 2018, there were no impairment charges related to assets that are measured on a non-recurring basis.

9.    Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance of deferred revenues as of January 1, 2019 and the ending balance as of March 31, 2019, were $1.6 billion and $1.0 billion, respectively, including our current and non-current balances. For the three months ended March 31, 2019, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the three months ended March 31, 2019, $0.9 billion of revenues were recognized that were included in the deferred revenues balance at the beginning of the period.

As of March 31, 2019, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.2 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.1 billion over the next 12 months, $0.4 billion in the subsequent 12 month period, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

10.    Leases

Our lease arrangements are primarily for: (1) corporate, administrative, and development studio offices; (2) data centers and server equipment; and (3) live event production equipment. Our existing leases have remaining lease terms ranging from one to 10 years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. Additionally, the majority of our leases are classified as operating leases; our financing leases are not material.

Information related to our operating leases are as follows (amounts in millions):

Three Months Ended March 31, 2019
Lease costs
Operating lease costs	$20
Variable lease costs	$4
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$22
ROU assets obtained in exchange for new lease obligations	$19
Weighted Average Lease terms and discount rates
Remaining lease term	5.23 years
Discount rate	4.15%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at March 31, 2019, are as follows (amounts in millions):

For the years ending December 31,
2019 (remaining nine months)	$56
2020	67
2021	51
2022	46
2023	38
Thereafter	60
Total future lease payments	$318
Less imputed interest	(35)
Total lease liabilities	$283

Operating lease ROU assets and liabilities recorded on our condensed consolidated balance sheet as of March 31, 2019, were as follows (amounts in millions):

	At March 31, 2019	Balance Sheet Classification
ROU assets	$248	Other assets

Current lease liabilities	$62	Accrued expenses and other current liabilities
Non-current lease liabilities	221	Other liabilities
	$283	Total lease liabilities

Future minimum lease payments as of December 31, 2018, prior to our adoption of the new lease accounting standard, were as follows:

For the years ending December 31,
2019	$80
2020	70
2021	53
2022	45
2023	38
Thereafter	60
Total	$346

11.    Debt

Credit Facilities
As of March 31, 2019 and December 31, 2018, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver, and we were in compliance with the terms of the Credit Agreement as of March 31, 2019.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details regarding the Credit Agreement, its key terms, and previous amendments made to it.

Unsecured Senior Notes

At March 31, 2019 and December 31, 2018, we had the following unsecured senior notes outstanding:

•	$650 million of 2.3% unsecured senior notes due September 2021 (the “2021 Notes”) and $850 million of 3.4% unsecured senior notes due September 2026 (the “2026 Notes”); and

•
$400 million of 2.6% unsecured senior notes due June 2022 (the “2022 Notes”), $400 million of 3.4% unsecured senior notes due June 2027 (the “2027 Notes”), and $400 million of 4.5% unsecured senior notes due June 2047 (the “2047 Notes”, and together with the 2021 Notes, the 2022 Notes, the 2026 Notes, and the 2027 Notes, the “Notes”).

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The Notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. We were in compliance with the terms of the Notes as of March 31, 2019.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, we had accrued interest payable of $14 million and $15 million, respectively, related to the Notes.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details regarding key terms under our indentures that govern the Notes.

Interest Expense and Financing Costs

Fees and discounts associated with the issuance of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and are amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations.

For the three months ended March 31, 2019 and March 31, 2018, interest expense was $21 million and $40 million, respectively, and amortization of the debt discount and deferred financing costs was $1 million and $2 million, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(4)	396
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(28)	$2,672

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(29)	$2,671

As of March 31, 2019, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years and thereafter are as follows (amounts in millions):

For the year ending December 31,
2019 (remaining nine months)	$—
2020	—
2021	650
2022	400
2023	—
Thereafter	1,650
Total	$2,700

With the exception of the 2047 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets) at March 31, 2019, the carrying values of the Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At March 31, 2019, based on Level 2 inputs, the fair value of the 2047 Notes was $378 million.

Using Level 2 inputs at December 31, 2018, the carrying values of the 2021 Notes and the 2022 Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At December 31, 2018, based on Level 2 inputs, the fair values of the 2026 Notes, the 2027 Notes, and the 2047 Notes were $800 million, $376 million, and $360 million, respectively.

12.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Three Months Ended March 31, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2018	$(629)	$23	$5	$(601)
Other comprehensive income (loss) before reclassifications	2	13	(6)	9
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(11)	1	(10)
Balance at March 31, 2019	$(627)	$25	$—	$(602)

	For the Three Months Ended March 31, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2017	$(623)	$(15)	$—	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	1	(22)	(3)	(24)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	10	—	10
Balance at March 31, 2018	$(619)	$(27)	$(3)	$(649)

13.    Operating Segments and Geographic Region

Currently, we have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on reportable segment net revenues and operating income for the three months ended March 31, 2019 and 2018, are presented below (amounts in millions):

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$317	$339	$529	$1,185
Intersegment net revenues (1)	—	5	—	5
Segment net revenues	$317	$344	$529	$1,190

Segment operating income	$73	$55	$178	$306

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$312	$479	$534	$1,325
Intersegment net revenues (1)	—	1	—	1
Segment net revenues	$312	$480	$534	$1,326

Segment operating income	$92	$122	$191	$405

(1)	Intersegment revenues reflect licensing and service fees charged between segments.
Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended March 31,
	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$1,190	$1,326
Revenues from non-reportable segments (1)	73	59
Net effect from recognition (deferral) of deferred net revenues (2)	567	581
Elimination of intersegment revenues (3)	(5)	(1)
Consolidated net revenues	$1,825	$1,965

Reconciliation to consolidated income before income tax expense:
Segment operating income	$306	$405
Operating income (loss) from non-reportable segments (1)	(3)	(11)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	441	373
Share-based compensation expense	(63)	(53)
Amortization of intangible assets	(54)	(119)
Restructuring and related costs (4)	(57)	—
Consolidated operating income	570	595
Interest and other expense (income), net	3	28
Consolidated income before income tax expense	$567	$567

(1)
Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)	Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

(4)	Reflects restructuring initiatives, primarily severance and other restructuring-related costs.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended March 31, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$466	$406	$526	$—	$(5)	$1,393
Retail channels	297	16	—	—	—	313
Other (2)	—	39	—	80	—	119
Total consolidated net revenues	$763	$461	$526	$80	$(5)	$1,825

Change in deferred revenues:
Digital online channels (1)	$(217)	$(114)	$3	$—	$—	$(328)
Retail channels	(229)	(4)	—	—	—	(233)
Other (2)	—	1	—	(7)	—	(6)
Total change in deferred revenues	$(446)	$(117)	$3	$(7)	$—	$(567)

Segment net revenues:
Digital online channels (1)	$249	$292	$529	$—	$(5)	$1,065
Retail channels	68	12	—	—	—	80
Other (2)	—	40	—	73	—	113
Total segment net revenues	$317	$344	$529	$73	$(5)	$1,258

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$476	$455	$533	$—	$(1)	$1,463
Retail channels	396	13	—	—	—	409
Other (2)	—	40	—	53	—	93
Total consolidated net revenues	$872	$508	$533	$53	$(1)	$1,965

Change in deferred revenues:
Digital online channels (1)	$(232)	$(27)	$1	$—	$—	$(258)
Retail channels	(328)	(2)	—	—	—	(330)
Other (2)	—	1	—	6	—	7
Total change in deferred revenues	$(560)	$(28)	$1	$6	$—	$(581)

Segment net revenues:
Digital online channels (1)	$244	$428	$534	$—	$(1)	$1,205
Retail channels	68	11	—	—	—	79
Other (2)	—	41	—	59	—	100
Total segment net revenues	$312	$480	$534	$59	$(1)	$1,384

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$458	$207	$326	$—	$(3)	$988
EMEA (1)	243	148	144	80	(1)	614
Asia Pacific	62	106	56	—	(1)	223
Total consolidated net revenues	$763	$461	$526	$80	$(5)	$1,825

Change in deferred revenues:
Americas	$(267)	$(54)	$3	$—	$—	$(318)
EMEA (1)	(146)	(47)	—	(7)	—	(200)
Asia Pacific	(33)	(16)	—	—	—	(49)
Total change in deferred revenues	$(446)	$(117)	$3	$(7)	$—	$(567)

Segment net revenues:
Americas	$191	$153	$329	$—	$(3)	$670
EMEA (1)	97	101	144	73	(1)	414
Asia Pacific	29	90	56	—	(1)	174
Total segment net revenues	$317	$344	$529	$73	$(5)	$1,258

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$510	$234	$322	$—	$(1)	$1,065
EMEA (1)	305	169	160	53	—	687
Asia Pacific	57	105	51	—	—	213
Total consolidated net revenues	$872	$508	$533	$53	$(1)	$1,965

Change in deferred revenues:
Americas	$(328)	$(6)	$1	$—	$—	$(333)
EMEA (1)	(198)	(8)	—	6	—	(200)
Asia Pacific	(34)	(14)	—	—	—	(48)
Total change in deferred revenues	$(560)	$(28)	$1	$6	$—	$(581)

Segment net revenues:
Americas	$182	$228	$323	$—	$(1)	$732
EMEA (1)	107	161	160	59	—	487
Asia Pacific	23	91	51	—	—	165
Total segment net revenues	$312	$480	$534	$59	$(1)	$1,384

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)	Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 49% and 47% of consolidated net revenues for the three months ended March 31, 2019 and 2018, respectively. The Company’s net revenues in the U.K. were 10% and 11% of consolidated net revenues for the three months ended March 31, 2019 and 2018, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended March 31, 2019 or 2018.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$635	$42	$—	$—	$—	$677
PC	124	342	33	—	(5)	494
Mobile and ancillary (1)	4	38	493	—	—	535
Other (2)	—	39	—	80	—	119
Total consolidated net revenues	$763	$461	$526	$80	$(5)	$1,825

Change in deferred revenues:
Console	$(386)	$(12)	$—	$—	$—	$(398)
PC	(59)	(90)	—	—	—	(149)
Mobile and ancillary (1)	(1)	(16)	3	—	—	(14)
Other (2)	—	1	—	(7)	—	(6)
Total change in deferred revenues	$(446)	$(117)	$3	$(7)	$—	$(567)

Segment net revenues:
Console	$249	$30	$—	$—	$—	$279
PC	65	252	33	—	(5)	345
Mobile and ancillary (1)	3	22	496	—	—	521
Other (2)	—	40	—	73	—	113
Total segment net revenues	$317	$344	$529	$73	$(5)	$1,258

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$769	$48	$—	$—	$—	$817
PC	99	378	43	—	(1)	519
Mobile and ancillary (1)	4	42	490	—	—	536
Other (2)	—	40	—	53	—	93
Total consolidated net revenues	$872	$508	$533	$53	$(1)	$1,965

Change in deferred revenues:
Console	$(491)	$(19)	$—	$—	$—	$(510)
PC	(69)	—	—	—	—	(69)
Mobile and ancillary (1)	—	(10)	1	—	—	(9)
Other (2)	—	1	—	6	—	7
Total change in deferred revenues	$(560)	$(28)	$1	$6	$—	$(581)

Segment net revenues:
Console	$278	$29	$—	$—	$—	$307
PC	30	378	43	—	(1)	450
Mobile and ancillary (1)	4	32	491	—	—	527
Other (2)	—	41	—	59	—	100
Total segment net revenues	$312	$480	$534	$59	$(1)	$1,384

(1)
Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of toys and accessories from our Skylanders® franchise and other physical merchandise and accessories.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At March 31, 2019	At December 31, 2018
Long-lived assets (1) by geographic region:
Americas	$192	$203
EMEA	58	62
Asia Pacific	14	17
Total long-lived assets by geographic region	$264	$282

(1)
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

14.    Restructuring

On February 12, 2019, the Company committed to a Board-authorized restructuring plan under which the Company plans to refocus its resources on its largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of the business. More specifically, we are:

•	increasing our investment in development for our largest, internally-owned franchises—across upfront releases, in-game content, mobile, and geographic expansion;

•	reducing certain non-development and administrative-related costs across our business; and

•
integrating our global and regional sales and “go-to-market,” partnerships, and sponsorships capabilities across the business, which we believe will enable us to provide better opportunities for talent, and greater expertise and scale on behalf of our business units.

The restructuring actions are in process and are largely expected to be completed by the end of 2019, although the timing of cash payments may continue into 2020.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet (amounts in millions):

	Severance & employee related costs	Other costs	Total
Balance at December 31, 2018	$—	$—	$—
Costs charged to expense	43	14	57
Cash payments	(11)	(1)	(12)
Non-cash charge adjustment (1)	—	(11)	(11)
Balance at March 31, 2019	$32	$2	$34

(1)	Adjustment relates to non-cash charges included in “Costs charged to expense” related to the write-downs of assets from canceled projects.

Total restructuring and related costs by segment are (amounts in millions):

Three Months Ended March 31, 2019
Activision	$9
Blizzard	26
King	8
Other segments (1)	14
Total	$57

(1)
Includes charges related to operating segments managed outside the reportable segments, including our studios and distribution businesses. Also includes restructuring charges for our corporate and administrative functions.

We expect to incur aggregate pre-tax restructuring charges of approximately $150 million in 2019 associated with the restructuring plan. These charges will primarily relate to severance (approximately 60% of the aggregate charge), including, in many cases, amounts above those that are legally required, facilities costs (approximately 15% of the aggregate charge), and asset write-downs and other costs (approximately 25% of the aggregate charge). A majority of the total pre-tax charge associated with the restructuring will be paid in cash using amounts on hand and the outlays are expected to be largely incurred throughout 2019.

The total expected pre-tax restructuring charges related to the restructuring plan by segment, inclusive of amounts already incurred, are presented below (amounts in millions):

Year Ending December 31, 2019
Activision	$17
Blizzard	60
King	34
Other segments (1)	39
Total	$150

(1)
Includes charges related to operating segments managed outside the reportable segments, including our studios and distribution businesses. Also includes restructuring charges for our corporate and administrative functions.

15.	Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018
Interest income	$(21)	$(14)
Interest expense from debt and amortization of debt discount and deferred financing costs	23	41
Other expense (income), net	1	1
Interest and other expense (income), net	$3	$28

16.    Income Taxes

We account for our provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes represents federal, foreign, state, and local income taxes. Our effective tax rate could be different from the statutory U.S. income tax rate due to: the effect of state and local income taxes; tax rates that apply to our foreign income (including U.S. tax on foreign income); research and development credits; and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $120 million for the three months ended March 31, 2019, reflects an effective tax rate of 21%, which is higher than the effective tax rate of 12% for the three months ended March 31, 2018. The increase is primarily due to lower excess tax benefits from share-based payments and higher foreign earnings subject to U.S. tax, partially offset by changes in uncertain tax positions.

The effective tax rate of 21% for the three months ended March 31, 2019, is consistent with the U.S. statutory rate of 21%. This reflects the impact of our foreign earnings being taxed below the U.S. statutory rate, offset by changes in uncertain tax positions.

Activision Blizzard’s 2009 through 2018 tax years remain open to examination by certain major taxing jurisdictions to which we are subject. The IRS is currently examining our federal tax returns for the 2012 through 2016 tax years. We also have several state and non-U.S. audits pending, including the French and Swedish audits discussed below. In addition, we are currently in negotiations with the tax authorities in the UK, Sweden and other relevant jurisdictions, with respect to King’s transfer pricing for tax years dating back to 2013. While the outcome of these negotiations remains uncertain, they could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

In December 2018, we received a decision from the Swedish Tax Agency (“STA”) informing us of an audit assessment to a Swedish subsidiary of King for the 2016 tax year. The STA decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $400 million), primarily concerning an alleged intercompany asset transfer. We disagree with the STA’s decision and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve the matter, including administrative remedies with the STA, multilateral procedures with other relevant taxing jurisdictions, and, if necessary, judicial remedies. Further, we may be required to pay the full assessment to the STA in advance of the final resolution of the matter. While we believe our tax provisions at March 31, 2019, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities.

In December 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $640 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA and, if necessary, judicial remedies. While we believe our tax provisions at March 31, 2019, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for the 2011 through 2013 tax years, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

In addition, certain of our subsidiaries are under examination or investigation, or may be subject to examination or investigation, by tax authorities in various jurisdictions. These proceedings may lead to adjustments or proposed adjustments to our taxes or provisions for uncertain tax positions. Such proceedings may have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations in the earlier of the period or periods in which the matters are resolved and in which appropriate tax provisions are taken into account in our financial statements. If we were to receive a materially adverse assessment from a taxing jurisdiction, we would plan to vigorously contest it and consider all of our options, including the pursuit of judicial remedies.

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

17.    Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Numerator:
Consolidated net income	$447	$500
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	764	759
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	6	11
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	770	770

Basic earnings per common share	$0.58	$0.66
Diluted earnings per common share	$0.58	$0.65

The vesting of certain of our employee-related restricted stock units and options is contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Approximately 3 million and 6 million shares are not included in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively, as their underlying performance measures had not yet been met.

Potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive. Therefore, approximately 6 million and 2 million options to purchase shares of common stock were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2019 and 2018, respectively, as the effect of their inclusion would be anti-dilutive.

18.    Capital Transactions

Repurchase Program

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019, until the earlier of February 13, 2021, and a determination by the Board of Directors to discontinue the repurchase program. As of March 31, 2019, we have not repurchased any shares under this program.

Dividends

On February 12, 2019, our Board of Directors declared a cash dividend of $0.37 per common share. Such dividend is payable on May 9, 2019, to shareholders of record at the close of business on March 28, 2019. We have recorded $283 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2019.

On February 8, 2018, our Board of Directors declared a cash dividend of $0.34 per common share. On May 9, 2018, we made an aggregate cash dividend payment of $259 million to shareholders of record at the close of business on March 30, 2018.

19.    Commitments and Contingencies

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”s), and mobile devices. We also operate esports leagues and events and create film and television content based on our intellectual property. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.
The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A, and Vivendi Games, Inc., then an indirect wholly-owned subsidiary of Vivendi S.A., we were renamed Activision Blizzard, Inc.
Our Segments
Based on our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”), is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties, as well as some licensed properties. Activision’s key product franchise is Call of Duty®, a first-person shooter for the console and PC platforms.

In 2010, Activision entered into an exclusive relationship with Bungie, Inc. (“Bungie”) to publish games in the Destiny franchise. Effective December 31, 2018, Activision and Bungie mutually agreed to terminate their publishing relationship related to the Destiny franchise. As part of this termination, Activision agreed to transfer its publishing rights for the Destiny franchise to Bungie in exchange for cash and Bungie’s assumption of on-going customer obligations of Activision. Activision no longer has any material rights or obligations related to the Destiny franchise.

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

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, particularly on the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

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

Business Results and Highlights

Financial Results

For the three months ended March 31, 2019:

•
consolidated net revenues decreased 7% to $1.83 billion, and consolidated operating income decreased 4% to $570 million, as compared to consolidated net revenues of $1.97 billion and consolidated operating income of $595 million for the three months ended March 31, 2018;

•
revenues from digital online channels were $1.39 billion, or 76% of consolidated net revenues, as compared to $1.46 billion, or 74% of consolidated net revenues, for the three months ended March 31, 2018;

•	operating margin was 31.2%, which includes $57 million in restructuring and related costs, as compared to 30.3% for the three months ended March 31, 2018;

•	cash flows from operating activities were $450 million, a decrease of 15%, as compared to $529 million for the three months ended March 31, 2018;

•	consolidated net income decreased 11% to $447 million, as compared to $500 million for the three months ended March 31, 2018; and

•	diluted earnings per common share decreased 11% to $0.58, as compared to $0.65 for the three months ended March 31, 2018.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended March 31, 2019, include a net effect of $567 million and $441 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Content Release and Event Highlights

During the three months ended March 31, 2019, Activision released SekiroTM: Shadows Die Twice, a new intellectual property developed in collaboration with FromSoftware, a third-party game developer. Additionally, Blizzard commenced the second season of the Overwatch League, which included eight new teams now competing in the league, bringing the total to 20 teams.

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

Net bookings was as follows (amounts in millions):

	March 31, 2019	March 31, 2018	Increase (Decrease)
Net bookings
Three Months Ended	$1,258	$1,384	$(126)

The decrease in net bookings for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to:

•
lower net bookings from World of Warcraft, primarily due to the prior year including net bookings associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for AzerothTM, with no comparable net bookings in the current period; and

•	lower net bookings from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

The decrease was partially offset by net bookings from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

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

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Activision	41	53	46	45	51	55
Blizzard	32	35	37	37	38	40
King	272	268	262	270	285	290
Total	345	356	345	352	374	385

Average MAUs decreased by 11 million, or 3%, for the three months ended March 31, 2019, as compared to the three months ended December 31, 2018 primarily driven by a decrease in average MAUs for Activision. The decrease in Activision’s average MAUs is primarily due to (1) the Destiny franchise, as Destiny MAUs are no longer included in our average MAU metric since we sold our publishing rights in the Destiny franchise to Bungie in December 2018, and (2) decreases in the Call of Duty franchise. The decrease is partially offset by an increase in average MAUs for King, driven by the Candy Crush franchise.

Average MAUs decreased by 29 million, or 8%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The year-over-year decrease in average MAUs is due to:

•	decreases across King’s various franchises, primarily from less engaged users leaving the network, partially offset by an increase in average MAUs for the Candy Crush franchise;

•	lower average MAUs for Activision, primarily due to lower average MAUs from the Call of Duty franchise and the absence of Destiny MAUs in our operating metric; and

•	lower average MAUs for Blizzard, primarily due to lower average MAUs for Hearthstone and Overwatch.

King MAUs were also negatively impacted by a King network outage in the second quarter of 2018, resulting from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games.

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

For example, as part of our efforts to take advantage of esports opportunities, during 2017, we completed the sale of 12 teams for the Overwatch League, which concluded its inaugural season in July 2018. During 2018, we also completed the sale of eight additional teams for the Overwatch League, which are competing in the league’s second season that began in February 2019. Additionally, as recently announced, we have sold the first five teams for our professional Call of Duty city-based league.

Concentration of Sales Among the Most Popular Franchises

The concentration of retail revenues among key titles has continued as a trend in the overall interactive entertainment industry. According to The NPD Group, the top 10 titles accounted for 38% of the retail sales in the U.S. interactive entertainment industry in 2018. Similarly, a significant portion of our revenues historically has been derived from video games based on a few popular franchises, and these video games have been responsible for a disproportionately high percentage of our profits. For example, the Call of Duty, Candy Crush, and World of Warcraft franchises, collectively, accounted for 58% of our consolidated net revenues—and a significantly higher percentage of our operating income—for 2018.

In addition to investing in, and developing sequels and content for, our top franchises, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. For example, in 2014, we released Hearthstone, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence on the mobile platform, in 2016, we acquired King.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended March 31,
	2019		2018
Net revenues
Product sales	$656	36%	$720	37%
Subscription, licensing, and other revenues	1,169	64	1,245	63
Total net revenues	1,825	100	1,965	100

Costs and expenses:
Cost of revenues—product sales:
Product costs	152	23	162	23
Software royalties, amortization, and intellectual property licenses	111	17	146	20
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	239	20	270	22
Software royalties, amortization, and intellectual property licenses	61	5	84	7
Product development	249	14	259	13
Sales and marketing	207	11	251	13
General and administrative	179	10	198	10
Restructuring and related costs	57	3	—	—
Total costs and expenses	1,255	69	1,370	70

Operating income	570	31	595	30
Interest and other expense (income), net	3	—	28	1
Income before income tax expense	567	31	567	29
Income tax expense	120	7	67	3
Net income	$447	24%	$500	25%

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)	% Change
Consolidated net revenues	$1,825	$1,965	$(140)	(7)%
Net effect from recognition (deferral) of deferred net revenues	567	581	(14)

Consolidated Net Revenues

The decrease in consolidated net revenues for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease of $109 million in revenues recognized from Activision, primarily due to lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed. The decrease in revenues recognized from the Destiny franchise was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

Change in Deferred Revenues Recognized

The decrease in net deferred revenues recognized for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease of $114 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from the Destiny franchise, partially offset by higher net deferred revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

The decrease from Activision was partially offset by an increase of $89 million in net deferred revenues recognized from Blizzard, due to higher net deferred revenues recognized for World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $66 million on our consolidated net revenues for the three months ended March 31, 2019, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Operating Segment Results

Currently, we have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense; amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on reportable segment net revenues and operating income for the three months ended March 31, 2019 and 2018, are presented below (amounts in millions):

	Three Months Ended March 31, 2019				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$317	$339	$529	$1,185	$5	$(140)	$(5)	$(140)
Intersegment net revenues (1)	—	5	—	5	—	4	—	4
Segment net revenues	$317	$344	$529	$1,190	$5	$(136)	$(5)	$(136)

Segment operating income	$73	$55	$178	$306	$(19)	$(67)	$(13)	$(99)

	Three Months Ended March 31, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$312	$479	$534	$1,325
Intersegment net revenues (1)	—	1	—	1
Segment net revenues	$312	$480	$534	$1,326

Segment operating income	$92	$122	$191	$405

(1)	Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$1,190	$1,326
Revenues from non-reportable segments (1)	73	59
Net effect from recognition (deferral) of deferred net revenues	567	581
Elimination of intersegment revenues (2)	(5)	(1)
Consolidated net revenues	$1,825	$1,965

Reconciliation to consolidated income before income tax expense:
Segment operating income	$306	$405
Operating income (loss) from non-reportable segments (1)	(3)	(11)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	441	373
Share-based compensation expense	(63)	(53)
Amortization of intangible assets	(54)	(119)
Restructuring and related costs (3)	(57)	—
Consolidated operating income	570	595
Interest and other expense (income), net	3	28
Consolidated income before income tax expense	$567	$567

(1)
Includes other income and expenses from operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes unallocated corporate income and expenses.

(2)	Intersegment revenues reflect licensing and service fees charged between segments.

(3)	Reflects restructuring initiatives, primarily severance and other restructuring-related costs.

Segment Net Revenues

Activision

Activision’s net revenues for the three months ended March 31, 2019, were roughly equal to net revenues for the three months ended March 31, 2018, reflecting revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018, which were offset by:

•	lower revenues from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	lower revenues from Call of Duty franchise catalog titles.

Blizzard

The decrease in Blizzard’s net revenues for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to:

•
lower revenues from World of Warcraft, primarily due to the prior year including revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for Azeroth, with no comparable revenues in the current period;

•	lower revenues from Overwatch, primarily driven by lower in-game purchases; and

•	lower revenues from Hearthstone.

King

King’s net revenues for the three months ended March 31, 2019, were roughly equal to net revenues for the three months ended March 31, 2018.

Segment Income from Operations

Activision

The decrease in Activision’s operating income for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, despite revenues being comparable, as discussed above, was primarily due to:

•	higher cost of revenues, primarily driven by the March 2019 release of Sekiro: Shadows Die Twice, with no comparable release in 2018; and

•	an increase in bad debt provisions.

The decrease is partially offset by lower operating costs associated with the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed.

Blizzard

The decrease in Blizzard’s operating income for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to lower revenues, as discussed above. The decrease is partially offset by:

•	lower sales and marketing spend, primarily driven by the Overwatch League; and

•	lower personnel costs.

King

The decrease in King’s operating income for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to higher sales and marketing costs driven by the Candy Crush franchise.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $42 million on reportable segment net revenues for the three months ended March 31, 2019, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,393	$1,463	$(70)
Retail channels	313	409	(96)
Other (2)	119	93	26
Total consolidated net revenues	$1,825	$1,965	$(140)

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed; and

•	lower revenues recognized from Overwatch, primarily driven by lower in-game purchases.

The decrease was partially offset by:

•	higher revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

The decrease was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Net revenues by geographic region:
Americas	$988	$1,065	$(77)
EMEA (1)	614	687	(73)
Asia Pacific	223	213	10
Consolidated net revenues	$1,825	$1,965	$(140)

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

The decrease in net revenues from the Americas region for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed. The decrease was partially offset by:

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018; and

•	higher revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

EMEA

The decrease in net revenues from the EMEA region for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to lower revenues recognized from the Destiny franchise. The decrease was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

Asia Pacific

The increase in net revenues from the Asia Pacific region for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to higher revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017, partially offset by lower revenues recognized from the Destiny franchise.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Net revenues by platform:
Console	$677	$817	$(140)
PC	494	519	(25)
Mobile and ancillary (1)	535	536	(1)
Other (2)	119	93	26
Total consolidated net revenues	$1,825	$1,965	$(140)

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

Console

The decrease in net revenues from the console platform for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed; and

•	lower revenues recognized from Call of Duty franchise catalog titles.

The decrease was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

PC

The decrease in net revenues from the PC platform for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues recognized from Overwatch.

The decrease was partially offset by:

•	higher revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

Mobile and Ancillary

Net revenues from mobile and ancillary for the three months ended March 31, 2019, were roughly equal to net revenues for the three months ended March 31, 2018.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended March 31, 2019	% of associated net revenues	Three Months Ended March 31, 2018	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$152	23%	$162	23%	$(10)
Software royalties, amortization, and intellectual property licenses	111	17	146	20	(35)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	239	20	270	22	(31)
Software royalties, amortization, and intellectual property licenses	61	5	84	7	(23)
Total cost of revenues	$563	31%	$662	34%	$(99)

Cost of Revenues—Product Sales:

The decrease in product costs for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was in line with the decrease in product sales.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease of $42 million in software amortization and royalties from Activision, driven by the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed. The decrease in software amortization and royalties from the Destiny franchise was partially offset by:

•	higher software amortization and royalties for Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	software amortization and royalties from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

The decrease in game operations and distribution costs for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease of $19 million in digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms) and payment processor fees.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a decrease of $20 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King.

Product Development (amounts in millions)

	March 31, 2019	% of consolidated net revenues	March 31, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$249	14%	$259	13%	$(10)

The decrease in product development costs for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily driven by lower product development costs from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed.

Sales and Marketing (amounts in millions)

	March 31, 2019	% of consolidated net revenues	March 31, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$207	11%	$251	13%	$(44)

The decrease in sales and marketing expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to:

•	a decrease of $44 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018; and

•
a decrease of $12 million in marketing spending and personnel costs, primarily associated with lower marketing costs for the Overwatch League, partially offset by higher marketing costs for the Candy Crush franchise and for Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

The decrease was partially offset by an increase in bad debt provisions.

General and Administrative (amounts in millions)

	March 31, 2019	% of consolidated net revenues	March 31, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$179	10%	$198	10%	$(19)

The decrease in general and administrative expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a $15 million decrease in personnel costs.

Restructuring and related costs (amounts in millions)

	March 31, 2019	% of consolidated net revenues	March 31, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$57	3%	$—	—%	$57

On February 12, 2019, the Company committed to a Board-authorized restructuring plan under which we are refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. The costs incurred during the three months ended March 31, 2019, relate primarily to severance costs and the write-downs of assets from canceled projects. Refer to Note 14 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	March 31, 2019	% of consolidated net revenues	March 31, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$3	—%	$28	1%	$(25)

The decrease in interest and other expense (income), net, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to an $18 million decrease in interest expense and amortization of deferred financing costs associated with our debt obligations due to our lower total debt outstanding as a result of our debt redemptions and repayment activities during 2018.

Income Tax Expense (amounts in millions)

	March 31, 2019	% of pretax income	March 31, 2018	% of pretax income	Increase (Decrease)
Three Months Ended	$120	21%	$67	12%	$53

The income tax expense of $120 million for the three months ended March 31, 2019, reflects an effective tax rate of 21%, which is higher than the effective tax rate of 12% for the three months ended March 31, 2018. The increase is primarily due to lower excess tax benefits from share-based payments and higher foreign earnings subject to U.S. tax, partially offset by changes in uncertain tax positions.

The effective tax rate of 21% for the three months ended March 31, 2019 is consistent with the U.S. statutory rate of 21%. This reflects the impact of our foreign earnings being taxed below the U.S. statutory rate, offset by changes in uncertain tax positions.

Our effective tax rate could be different from the statutory U.S. income tax rate due to the effect of state and local income taxes, tax rates that apply to our foreign income (including U.S. tax on foreign income), research and development credits, and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

Further information about our income taxes is provided in Note 16 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $4.8 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of March 31, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.7 billion, as compared to $1.4 billion as of December 31, 2018. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	March 31, 2019	December 31, 2018	Increase (Decrease)
Cash and cash equivalents	$4,696	$4,225	$471
Short-term investments	143	155	(12)
	$4,839	$4,380	$459
Percentage of total assets	27%	24%

	For the Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$450	$529	$(79)
Net cash used in investing activities	(5)	(51)	46
Net cash provided by financing activities	24	8	16
Effect of foreign exchange rate changes	2	18	(16)
Net increase in cash and cash equivalents and restricted cash	$471	$504	$(33)

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

Net cash provided by operating activities for the three months ended March 31, 2019, was $450 million, as compared to $529 million for the three months ended March 31, 2018. The decrease was primarily due to lower net income and a decrease in non-cash adjustments to net income.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the three months ended March 31, 2019, was $5 million, as compared to $51 million for the three months ended March 31, 2018. The decrease was primarily due to cash flow activities associated with available-for-sale investments, for which, in the three months ended March 31, 2019, there were $13 million of cash proceeds from the maturities of available-for-sale investments as compared to purchases of available-for-sale investments of $20 million in the prior-year period. Additionally, we had lower capital expenditures of $18 million for the three months ended March 31, 2019, as compared to $31 million in the prior-year period.

Net Cash Provided by Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash provided by financing activities for the three months ended March 31, 2019, was $24 million, as compared to $8 million for the three months ended March 31, 2018. The increase was due to lower tax payments made for net share settlements on restricted stock units of $6 million for the three months ended March 31, 2019, as compared to $39 million for the three months ended March 31, 2018, partially offset by lower proceeds from stock option exercises of $30 million for the three months ended March 31, 2019, as compared to $47 million for the three months ended March 31, 2018.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $2 million on our cash and cash equivalents and restricted cash for the three months ended March 31, 2019, as compared to a positive impact of $18 million for the three months ended March 31, 2018. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

As of March 31, 2019 and December 31, 2018, our total outstanding debt was $2.7 billion, bearing interest at a weighted average rate of 3.18%.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(4)	396
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(28)	$2,672

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(29)	$2,671

Refer to Note 11 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 12, 2019, our Board of Directors declared a cash dividend of $0.37 per common share. Such dividend is payable on May 9, 2019, to shareholders of record at the close of business on March 28, 2019. We have recorded $283 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2019.

Capital Expenditures

For the year ending December 31, 2019, we anticipate total capital expenditures of approximately $135 million, primarily for leasehold improvements, computer hardware, and software purchases. During the three months ended March 31, 2019, capital expenditures were $18 million.

Off-Balance Sheet Arrangements

At each of March 31, 2019 and December 31, 2018, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes;
•Allowances for Returns and Price Protection;
•Software Development Costs;
•Fair Value Estimates (including Business Combinations and Assessment of Impairment of Assets); and
•Share-Based Payments.

During the three months ended March 31, 2019, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a more complete discussion of our critical accounting policies and estimates.

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

Recently Adopted Accounting Pronouncements

Leases

As noted in Note 2 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we adopted the new lease accounting standard effective January 1, 2019. We elected to apply an optional adoption method, which uses the effective date as the initial date of application on transition with no retrospective adjustments to prior periods. Additionally, we elected to apply the package of transition practical expedients which permitted us to, among other things, (1) not reassess if existing contracts contained leases under the new lease accounting standard and (2) carry forward our historical lease classifications.

For additional discussion regarding the impact of our adoption of the new lease accounting standard to our condensed consolidated balance sheet, see Note 3 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of March 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$530	$21	$723	$12

At March 31, 2019, our Cash Flow Hedges have remaining maturities of nine months or less. Additionally, $4 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at March 31, 2019 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2019	2018	Statement of Operations Classification
Cash Flow Hedges	$11	$(10)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of March 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell SEK	$396	$(1)	$—	$—
Buy USD, Sell EUR	64	1	—	—
Buy EUR, Sell USD	64	(1)	—	—
Buy USD, Sell GBP	43	(1)	55	1

For the three months ended March 31, 2019 and 2018, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the three months ended March 31, 2019, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $41 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2019, our $4.7 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of March 31, 2019, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2019, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2019, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease accounting standard.

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

Item 1A. Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.    Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

10.1*	Employment Agreement, dated as of May 18, 2016, between Brian Stolz and the Company.

10.2*	Employment Agreement, dated as of November 1, 2016, between Chris B. Walther and the Company.

10.3*†	King Profit Sharing Plan, effective as of January 1, 2019.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 2, 2019

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Deputy Chief Financial Officer, Chief Accounting Officer,
Principal Financial Officer of	and Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.