Form 10-Q
period 2019-06-30
Activision Blizzard, Inc.
filed 2019-08-08
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-15839
ACTIVISION BLIZZARD, INC.
(Exact name of registrant as specified in its charter)

Delaware			95-4803544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3100 Ocean Park Boulevard	Santa Monica,	CA	90405
(Address of principal executive offices)			(Zip Code)

(310) 255-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	ATVI	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at August 1, 2019 was 767,025,940.

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

We caution that a number of important factors could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: our ability to consistently deliver popular, high-quality titles in a timely manner; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; concentration of revenue among a small number of titles; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our newly acquired or started businesses and the potential impact of our expansion into new businesses on our existing businesses; our ability to realize the expected financial and operational benefits of, and effectively manage, our recently announced restructuring plans; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; substantial influence of third-party platform providers over our products and costs; success and availability of video game consoles manufactured by third parties; risks associated with the free-to-play business model, including dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; risks and costs associated with legal proceedings; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; rapid changes in technology and industry standards; competition, including from other forms of entertainment; our ability to sell products at assumed pricing levels; our ability to attract, retain, and motivate skilled personnel; reliance on external developers for development of some of our software products; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; counterparty risks relating to customers, licensees, licensors, and manufacturers; intellectual property claims; piracy and unauthorized copying of our products; risks and uncertainties of conducting business outside the United States (“U.S.”); fluctuations in currency exchange rates; increasing regulation of our business, products, and distribution in key territories; compliance with continually evolving laws and regulations concerning data privacy; potential data breaches and other cybersecurity risks; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners. All dollar amounts referred to in, or contemplated by, this Quarterly Report on Form 10-Q refer to U.S. dollars, unless otherwise explicitly stated to the contrary.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At June 30, 2019	At December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,592	$4,225
Accounts receivable, net of allowances of $108 and $190, at June 30, 2019 and December 31, 2018, respectively	455	1,035
Inventories, net	46	43
Software development	184	264
Other current assets	386	539
Total current assets	5,663	6,106
Software development	90	65
Property and equipment, net	259	282
Deferred income taxes, net	366	458
Other assets	721	482
Intangible assets, net	633	735
Goodwill	9,763	9,762
Total assets	$17,495	$17,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$180	$253
Deferred revenues	728	1,493
Accrued expenses and other liabilities	731	896
Total current liabilities	1,639	2,642
Long-term debt, net	2,673	2,671
Deferred income taxes, net	20	18
Other liabilities	1,186	1,167
Total liabilities	5,518	6,498
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,195,517,884 and 1,192,093,991 shares issued at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,063	10,963
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2019 and December 31, 2018	(5,563)	(5,563)
Retained earnings	7,085	6,593
Accumulated other comprehensive loss	(608)	(601)
Total shareholders’ equity	11,977	11,392
Total liabilities and shareholders’ equity	$17,495	$17,890

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues
Product sales	$359	$464	$1,015	$1,184
Subscription, licensing, and other revenues	1,037	1,177	2,205	2,423
Total net revenues	1,396	1,641	3,220	3,607

Costs and expenses
Cost of revenues—product sales:
Product costs	99	126	251	289
Software royalties, amortization, and intellectual property licenses	51	49	162	194
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	230	250	469	521
Software royalties, amortization, and intellectual property licenses	53	85	114	169
Product development	244	255	492	513
Sales and marketing	191	226	397	477
General and administrative	170	216	350	415
Restructuring and related costs	22	—	79	—
Total costs and expenses	1,060	1,207	2,314	2,578

Operating income	336	434	906	1,029
Interest and other expense (income), net (Note 15)	(34)	26	(31)	54
Income before income tax expense	370	408	937	975
Income tax expense	42	6	163	73
Net income	$328	$402	$774	$902

Earnings per common share
Basic	$0.43	$0.53	$1.01	$1.19
Diluted	$0.43	$0.52	$1.01	$1.17

Weighted-average number of shares outstanding
Basic	766	761	765	760
Diluted	770	770	770	770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$328	$402	$774	$902

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2)	(11)	1	(10)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(8)	48	(6)	36
Unrealized gains (losses) on investments, net of tax	4	7	(2)	4
Total other comprehensive income (loss)	$(6)	$44	$(7)	$30
Comprehensive income	$322	$446	$767	$932

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$774	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	91	95
Depreciation and amortization	166	267
Non-cash operating lease cost	34	—
Amortization of capitalized software development costs and intellectual property licenses (1)	153	206
Share-based compensation expense (2)	100	110
Unrealized gain on equity investment (Note 8)	(38)	—
Other	28	9
Changes in operating assets and liabilities:
Accounts receivable, net	570	511
Inventories	(4)	8
Software development and intellectual property licenses	(105)	(209)
Other assets	78	39
Deferred revenues	(803)	(891)
Accounts payable	(75)	(157)
Accrued expenses and other liabilities	(365)	(352)
Net cash provided by operating activities	604	538

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	75	—
Purchases of available-for-sale investments	—	(59)
Capital expenditures	(45)	(61)
Other investing activities	7	(4)
Net cash provided by (used in) investing activities	37	(124)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	57	77
Tax payment related to net share settlements on restricted stock units	(48)	(68)
Dividends paid	(283)	(259)
Net cash used in financing activities	(274)	(250)
Effect of foreign exchange rate changes on cash and cash equivalents	3	(19)
Net increase in cash and cash equivalents and restricted cash	370	145
Cash and cash equivalents and restricted cash at beginning of period	4,229	4,720
Cash and cash equivalents and restricted cash at end of period	$4,599	$4,865

(1)	Excludes deferral and amortization of share-based compensation expense.

(2)	Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2019
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,593	$(601)	$11,392
Components of comprehensive income:
Net income	—	—	—	—	—	447	—	447
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Issuance of common stock pursuant to employee stock options	2	—	—	—	30	—	—	30
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(45)	—	—	(45)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.37 per common share)	—	—	—	—	—	(283)	—	(283)
Balance at March 31, 2019	1,195	$—	(429)	$(5,563)	$11,004	$6,757	$(602)	$11,596
Components of comprehensive income:
Net income	—	—	—	—	—	328	—	328
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to employee stock options	1	—	—	—	28	—	—	28
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(4)	—	—	(4)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	35	—	—	35
Balance at June 30, 2019	1,196	$—	(429)	$(5,563)	$11,063	$7,085	$(608)	$11,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2018
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	500	—	500
Other comprehensive loss	—	—	—	—	—	—	(14)	(14)
Issuance of common stock pursuant to employee stock options	3	—	—	—	47	—	—	47
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(64)	—	—	(64)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at March 31, 2018	1,190	$—	(429)	$(5,563)	$10,786	$5,245	$(649)	$9,819
Components of comprehensive income:
Net income	—	—	—	—	—	402	—	402
Other comprehensive loss	—	—	—	—	—	—	44	44
Issuance of common stock pursuant to employee stock options	1	—	—	—	30	—	—	30
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(10)	—	—	(10)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	61	—	—	61
Balance at June 30, 2018	1,191	$—	(429)	$(5,563)	$10,867	$5,647	$(605)	$10,346

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

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, primarily for the mobile platform, including for Google Inc.’s Android and Apple Inc.’s iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

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

	At June 30,
	2019	2018
Beginning restricted cash	$4	$7
Ending restricted cash	7	8

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

The adoption of this standard did not have an impact on our condensed consolidated statement of operations or condensed consolidated statements of cash flows.

Recent Accounting Pronouncements Not Yet Adopted

Goodwill

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, that entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

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

4.    Inventories, Net

Inventories, net, consist of the following (amounts in millions):

	At June 30, 2019	At December 31, 2018
Finished goods	$45	$40
Purchased parts and components	1	3
Inventories, net	$46	$43

At June 30, 2019 and December 31, 2018, inventory reserves were $18 million and $22 million, respectively.

5.    Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At June 30, 2019	At December 31, 2018
Internally-developed software costs	$254	$291
Payments made to third-party software developers	20	38
Total software development costs	$274	$329

As of both June 30, 2019 and December 31, 2018, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of capitalized software development costs and intellectual property licenses	$54	$57	$164	$209

6.    Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At June 30, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,068)	$86
Developed software	2	-	5 years	601	(518)	83
Trade names	7	-	10 years	54	(26)	28
Other	1	-	15 years	19	(16)	3
Total definite-lived intangible assets (1)				$1,828	$(1,628)	$200

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$633

(1)	Beginning with the first quarter of 2019, the balances of the customer base intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2018
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,032)	$122
Developed software	2	-	5 years	601	(456)	145
Customer base	2 years			617	(617)	—
Trade names	7	-	10 years	54	(23)	31
Other	1	-	15 years	19	(15)	4
Total definite-lived intangible assets				$2,445	$(2,143)	$302

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$735

Amortization expense of our intangible assets was $48 million and $103 million for the three and six months ended June 30, 2019, respectively. Amortization expense of our intangible assets was $77 million and $196 million for the three and six months ended June 30, 2018, respectively.

At June 30, 2019, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

For the years ending December 31,
2019 (remaining six months)	$102
2020	74
2021	12
2022	7
2023	2
Thereafter	3
Total	$200

7.    Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2018	$6,897	$190	$2,675	$9,762
Other	1	—	—	1
Balance at June 30, 2019	$6,898	$190	$2,675	$9,763

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2019 Using
	As of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,866	$3,866	$—	$—	Cash and cash equivalents
Foreign government treasury bills	38	38	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	78	78	—	—	Other current assets
Foreign currency forward contracts designated as hedges	11	—	11	—	Other current assets
Foreign currency forward contracts not designated as hedges	6	—	6	—	Other current assets
Total recurring fair value measurements	$3,999	$3,982	$17	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(5)	$—	$(5)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2018 Using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,925	$3,925	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	150	150	—	—	Other current assets
Foreign currency forward contracts designated as hedges	13	—	13	—	Other current assets
Foreign currency forward contracts not designated as hedges	1	—	1	—	Other current assets
Total recurring fair value measurements	$4,121	$4,107	$14	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of June 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$409	$11	$723	$12

At June 30, 2019, our Cash Flow Hedges have remaining maturities of six months or less. Additionally, $2 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at June 30, 2019 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Statement of Operations Classification
	2019	2018	2019	2018
Cash Flow Hedges	$6	$(4)	$17	$(14)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of June 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell SEK	$393	$(4)	$—	$—
Buy USD, Sell EUR	142	3	—	—
Buy EUR, Sell USD	142	1	—	—
Buy USD, Sell GBP	28	1	55	1
Buy GBP, Sell USD	28	—	—	—

For the three and six months ended June 30, 2019 and 2018, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the three months ended June 30, 2019, we recorded an upward adjustment of $38 million to an investment in equity securities, which has been historically recorded at cost, based on an observable and orderly transaction in the common stock of the investee. We recognized a corresponding unrealized gain within “Interest and other expense (income), net” in our condensed consolidated statement of operations. As of June 30, 2019, the carrying value of the investment is $42 million and is recorded in “Other assets” on our condensed consolidated balance sheet. We classify this investment as Level 3 in the fair value hierarchy as we estimated the value based on valuation methods using the observable transaction price in a market with limited activity.

For the three and six months ended June 30, 2019 and 2018, there were no impairment charges related to assets that are measured on a non-recurring basis.

9.    Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance of deferred revenues as of January 1, 2019 and the ending balance as of June 30, 2019, were $1.6 billion and $0.8 billion, respectively, including our current and non-current balances. For the six months ended June 30, 2019, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the three and six months ended June 30, 2019, $0.4 billion and $1.3 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2018. During the three and six months ended June 30, 2018, $0.4 billion and $1.5 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at January 1, 2018, as adjusted for the adoption of the new revenue standard in the prior year.

As of June 30, 2019, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $1.9 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $0.9 billion over the next 12 months, $0.4 billion in the subsequent 12 month period, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

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

Components of our lease costs are as follows (amounts in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases
Operating lease costs	$20	$40
Variable lease costs	4	9

Other supplemental information related to our operating leases is as follows (amounts in millions):

Six Months Ended June 30, 2019
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$43
ROU assets obtained in exchange for new lease obligations	47

At June 30, 2019
Weighted Average Lease terms and discount rates
Remaining lease term	5.34 years
Discount rate	4.12%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at June 30, 2019, are as follows (amounts in millions):

For the years ending December 31,
2019 (remaining six months)	$35
2020	69
2021	55
2022	48
2023	42
Thereafter	75
Total future lease payments	$324
Less imputed interest	(35)
Total lease liabilities	$289

Operating lease ROU assets and liabilities recorded on our condensed consolidated balance sheet as of June 30, 2019, were as follows (amounts in millions):

	At June 30, 2019	Balance Sheet Classification
ROU assets	$254	Other assets

Current lease liabilities	$60	Accrued expenses and other current liabilities
Non-current lease liabilities	229	Other liabilities
	$289	Total lease liabilities

Future minimum lease payments as of December 31, 2018, prior to our adoption of the new lease accounting standard, were as follows:

For the years ending December 31,
2019	$80
2020	70
2021	53
2022	45
2023	38
Thereafter	60
Total	$346

11.    Debt

Credit Facilities
As of June 30, 2019 and December 31, 2018, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver, and we were in compliance with the terms of the Credit Agreement as of June 30, 2019.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details regarding the Credit Agreement, its key terms, and previous amendments made to it.

Unsecured Senior Notes

At June 30, 2019 and December 31, 2018, we had the following unsecured senior notes outstanding:

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The Notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. We were in compliance with the terms of the Notes as of June 30, 2019.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, we had accrued interest payable of $15 million, related to the Notes.

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

For the three and six months ended June 30, 2019, interest expense was $21 million and $43 million, respectively, and amortization of the debt discount and deferred financing costs was $1 million and $2 million, respectively. For the three and six months ended June 30, 2018, interest expense was $41 million and $80 million, respectively, and amortization of the debt discount and deferred financing costs was $2 million and $4 million, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(4)	396
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(27)	$2,673

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(29)	$2,671

As of June 30, 2019, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years and thereafter are as follows (amounts in millions):

For the years ending December 31,
2019 (remaining six months)	$—
2020	—
2021	650
2022	400
2023	—
Thereafter	1,650
Total	$2,700

With the exception of the 2047 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets) at June 30, 2019, the carrying values of the Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At June 30, 2019, based on Level 2 inputs, the fair value of the 2047 Notes was $418 million.

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

12.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Six Months Ended June 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2018	$(629)	$23	$5	$(601)
Other comprehensive income (loss) before reclassifications	1	11	(1)	11
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(17)	(1)	(18)
Balance at June 30, 2019	$(628)	$17	$3	$(608)

	For the Six Months Ended June 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2017	$(623)	$(15)	$—	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	(10)	22	4	16
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	14	—	14
Balance at June 30, 2018	$(630)	$21	$4	$(605)

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

Information on reportable segment net revenues and operating income for the three months ended June 30, 2019 and 2018, are presented below (amounts in millions):

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$268	$381	$499	$1,148
Intersegment net revenues (1)	—	3	—	3
Segment net revenues	$268	$384	$499	$1,151

Segment operating income	$55	$75	$171	$301

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$338	$485	$502	$1,325
Intersegment net revenues (1)	—	4	—	4
Segment net revenues	$338	$489	$502	$1,329

Segment operating income	$84	$133	$169	$386

Information on reportable segment net revenues and operating income for the six months ended June 30, 2019 and 2018, are presented below (amounts in millions):

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$585	$720	$1,028	$2,333
Intersegment net revenues (1)	—	8	—	8
Segment net revenues	$585	$728	$1,028	$2,341

Segment operating income	$128	$130	$349	$607

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$651	$964	$1,036	$2,651
Intersegment net revenues (1)	—	6	—	6
Segment net revenues	$651	$970	$1,036	$2,657

Segment operating income	$175	$255	$360	$790

(1)	Intersegment revenues reflect licensing and service fees charged between segments.
Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$1,151	$1,329	$2,341	$2,657
Revenues from non-reportable segments (1)	59	60	132	118
Net effect from recognition (deferral) of deferred net revenues (2)	189	256	755	838
Elimination of intersegment revenues (3)	(3)	(4)	(8)	(6)
Consolidated net revenues	$1,396	$1,641	$3,220	$3,607

Reconciliation to consolidated income before income tax expense:
Segment operating income	$301	$386	$607	$790
Operating income (loss) from non-reportable segments (1)	7	—	4	(11)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	135	182	576	557
Share-based compensation expense	(38)	(57)	(100)	(111)
Amortization of intangible assets	(47)	(77)	(102)	(196)
Restructuring and related costs (4)	(22)	—	(79)	—
Consolidated operating income	336	434	906	1,029
Interest and other expense (income), net	(34)	26	(31)	54
Consolidated income before income tax expense	$370	$408	$937	$975

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

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended June 30, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$248	$342	$499	$—	$(3)	$1,086
Retail channels	180	13	—	—	—	193
Other (2)	—	56	—	61	—	117
Total consolidated net revenues	$428	$411	$499	$61	$(3)	$1,396

Change in deferred revenues:
Digital online channels (1)	$(51)	$(25)	$—	$—	$—	$(76)
Retail channels	(109)	(3)	—	—	—	(112)
Other (2)	—	1	—	(2)	—	(1)
Total change in deferred revenues	$(160)	$(27)	$—	$(2)	$—	$(189)

Segment net revenues:
Digital online channels (1)	$197	$317	$499	$—	$(3)	$1,010
Retail channels	71	10	—	—	—	81
Other (2)	—	57	—	59	—	116
Total segment net revenues	$268	$384	$499	$59	$(3)	$1,207

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$333	$420	$510	$—	$(4)	$1,259
Retail channels	259	19	—	—	—	278
Other (2)	—	49	—	55	—	104
Total consolidated net revenues	$592	$488	$510	$55	$(4)	$1,641

Change in deferred revenues:
Digital online channels (1)	$(58)	$4	$(8)	$—	$—	$(62)
Retail channels	(196)	(6)	—	—	—	(202)
Other (2)	—	3	—	5	—	8
Total change in deferred revenues	$(254)	$1	$(8)	$5	$—	$(256)

Segment net revenues:
Digital online channels (1)	$275	$424	$502	$—	$(4)	$1,197
Retail channels	63	13	—	—	—	76
Other (2)	—	52	—	60	—	112
Total segment net revenues	$338	$489	$502	$60	$(4)	$1,385

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the six months ended June 30, 2019 and 2018, were as follows (amounts in millions):

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$714	$748	$1,025	$—	$(8)	$2,479
Retail channels	476	29	—	—	—	505
Other (2)	—	95	—	141	—	236
Total consolidated net revenues	$1,190	$872	$1,025	$141	$(8)	$3,220

Change in deferred revenues:
Digital online channels (1)	$(268)	$(139)	$3	$—	$—	$(404)
Retail channels	(337)	(7)	—	—	—	(344)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(605)	$(144)	$3	$(9)	$—	$(755)

Segment net revenues:
Digital online channels (1)	$446	$609	$1,028	$—	$(8)	$2,075
Retail channels	139	22	—	—	—	161
Other (2)	—	97	—	132	—	229
Total segment net revenues	$585	$728	$1,028	$132	$(8)	$2,465

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$809	$875	$1,042	$—	$(6)	$2,720
Retail channels	656	33	1	—	—	690
Other (2)	—	89	—	108	—	197
Total consolidated net revenues	$1,465	$997	$1,043	$108	$(6)	$3,607

Change in deferred revenues:
Digital online channels (1)	$(290)	$(23)	$(6)	$—	$—	$(319)
Retail channels	(524)	(8)	(1)	—	—	(533)
Other (2)	—	4	—	10	—	14
Total change in deferred revenues	$(814)	$(27)	$(7)	$10	$—	$(838)

Segment net revenues:
Digital online channels (1)	$519	$852	$1,036	$—	$(6)	$2,401
Retail channels	132	25	—	—	—	157
Other (2)	—	93	—	118	—	211
Total segment net revenues	$651	$970	$1,036	$118	$(6)	$2,769

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$255	$202	$309	$—	$(2)	$764
EMEA (1)	135	127	137	61	(1)	459
Asia Pacific	38	82	53	—	—	173
Total consolidated net revenues	$428	$411	$499	$61	$(3)	$1,396

Change in deferred revenues:
Americas	$(105)	$(15)	$(1)	$—	$1	$(120)
EMEA (1)	(42)	(13)	—	(2)	(1)	(58)
Asia Pacific	(13)	1	1	—	—	(11)
Total change in deferred revenues	$(160)	$(27)	$—	$(2)	$—	$(189)

Segment net revenues:
Americas	$150	$187	$308	$—	$(1)	$644
EMEA (1)	93	114	137	59	(2)	401
Asia Pacific	25	83	54	—	—	162
Total segment net revenues	$268	$384	$499	$59	$(3)	$1,207

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$349	$239	$315	$—	$(3)	$900
EMEA (1)	199	155	144	55	(1)	552
Asia Pacific	44	94	51	—	—	189
Total consolidated net revenues	$592	$488	$510	$55	$(4)	$1,641

Change in deferred revenues:
Americas	$(143)	$7	$(5)	$—	$—	$(141)
EMEA (1)	(97)	(6)	(2)	5	—	(100)
Asia Pacific	(14)	—	(1)	—	—	(15)
Total change in deferred revenues	$(254)	$1	$(8)	$5	$—	$(256)

Segment net revenues:
Americas	$206	$246	$310	$—	$(3)	$759
EMEA (1)	102	149	142	60	(1)	452
Asia Pacific	30	94	50	—	—	174
Total segment net revenues	$338	$489	$502	$60	$(4)	$1,385

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2019 and 2018, were as follows (amounts in millions):

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$712	$409	$634	$—	$(4)	$1,751
EMEA (1)	378	276	281	141	(3)	1,073
Asia Pacific	100	187	110	—	(1)	396
Total consolidated net revenues	$1,190	$872	$1,025	$141	$(8)	$3,220

Change in deferred revenues:
Americas	$(371)	$(70)	$4	$—	$—	$(437)
EMEA (1)	(189)	(61)	—	(9)	—	(259)
Asia Pacific	(45)	(13)	(1)	—	—	(59)
Total change in deferred revenues	$(605)	$(144)	$3	$(9)	$—	$(755)

Segment net revenues:
Americas	$341	$339	$638	$—	$(4)	$1,314
EMEA (1)	189	215	281	132	(3)	814
Asia Pacific	55	174	109	—	(1)	337
Total segment net revenues	$585	$728	$1,028	$132	$(8)	$2,465

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$859	$473	$637	$—	$(3)	$1,966
EMEA (1)	504	325	305	108	(3)	1,239
Asia Pacific	102	199	101	—	—	402
Total consolidated net revenues	$1,465	$997	$1,043	$108	$(6)	$3,607

Change in deferred revenues:
Americas	$(471)	$—	$(3)	$—	$—	$(474)
EMEA (1)	(295)	(14)	(4)	10	1	(302)
Asia Pacific	(48)	(13)	—	—	(1)	(62)
Total change in deferred revenues	$(814)	$(27)	$(7)	$10	$—	$(838)

Segment net revenues:
Americas	$388	$473	$634	$—	$(3)	$1,492
EMEA (1)	209	311	301	118	(2)	937
Asia Pacific	54	186	101	—	(1)	340
Total segment net revenues	$651	$970	$1,036	$118	$(6)	$2,769

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)	Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 49% and 49% of consolidated net revenues for the three months ended June 30, 2019 and 2018, respectively. The Company’s net revenues in the U.K. were 9% and 10% of consolidated net revenues for the three months ended June 30, 2019 and 2018, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended June 30, 2019 or 2018.

The Company’s net revenues in the U.S. were 49% and 48% of consolidated net revenues for the six months ended June 30, 2019 and 2018, respectively. The Company’s net revenues in the U.K. were 9% and 10% of consolidated net revenues for the six months ended June 30, 2019 and 2018, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the six months ended June 30, 2019 or 2018.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$374	$33	$—	$—	$—	$407
PC	51	282	31	—	(3)	361
Mobile and ancillary (1)	3	40	468	—	—	511
Other (2)	—	56	—	61	—	117
Total consolidated net revenues	$428	$411	$499	$61	$(3)	$1,396

Change in deferred revenues:
Console	$(141)	$(5)	$—	$—	$—	$(146)
PC	(19)	(31)	—	—	—	(50)
Mobile and ancillary (1)	—	8	—	—	—	8
Other (2)	—	1	—	(2)	—	(1)
Total change in deferred revenues	$(160)	$(27)	$—	$(2)	$—	$(189)

Segment net revenues:
Console	$233	$28	$—	$—	$—	$261
PC	32	251	31	—	(3)	311
Mobile and ancillary (1)	3	48	468	—	—	519
Other (2)	—	57	—	59	—	116
Total segment net revenues	$268	$384	$499	$59	$(3)	$1,207

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$520	$45	$—	$—	$—	$565
PC	69	347	39	—	(4)	451
Mobile and ancillary (1)	3	47	471	—	—	521
Other (2)	—	49	—	55	—	104
Total consolidated net revenues	$592	$488	$510	$55	$(4)	$1,641

Change in deferred revenues:
Console	$(233)	$1	$—	$—	$—	$(232)
PC	(21)	(6)	(1)	—	—	(28)
Mobile and ancillary (1)	—	3	(7)	—	—	(4)
Other (2)	—	3	—	5	—	8
Total change in deferred revenues	$(254)	$1	$(8)	$5	$—	$(256)

Segment net revenues:
Console	$287	$46	$—	$—	$—	$333
PC	48	341	38	—	(4)	423
Mobile and ancillary (1)	3	50	464	—	—	517
Other (2)	—	52	—	60	—	112
Total segment net revenues	$338	$489	$502	$60	$(4)	$1,385

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2019 and 2018, were as follows (amounts in millions):

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,008	$75	$—	$—	$—	$1,083
PC	176	623	64	—	(8)	855
Mobile and ancillary (1)	6	79	961	—	—	1,046
Other (2)	—	95	—	141	—	236
Total consolidated net revenues	$1,190	$872	$1,025	$141	$(8)	$3,220

Change in deferred revenues:
Console	$(527)	$(17)	$—	$—	$—	$(544)
PC	(77)	(120)	1	—	—	(196)
Mobile and ancillary (1)	(1)	(9)	2	—	—	(8)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(605)	$(144)	$3	$(9)	$—	$(755)

Segment net revenues:
Console	$481	$58	$—	$—	$—	$539
PC	99	503	65	—	(8)	659
Mobile and ancillary (1)	5	70	963	—	—	1,038
Other (2)	—	97	—	132	—	229
Total segment net revenues	$585	$728	$1,028	$132	$(8)	$2,465

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,289	$93	$—	$—	$—	$1,382
PC	169	726	82	—	(6)	971
Mobile and ancillary (1)	7	89	961	—	—	1,057
Other (2)	—	89	—	108	—	197
Total consolidated net revenues	$1,465	$997	$1,043	$108	$(6)	$3,607

Change in deferred revenues:
Console	$(723)	$(17)	$—	$—	$—	$(740)
PC	(91)	(6)	—	—	—	(97)
Mobile and ancillary (1)	—	(8)	(7)	—	—	(15)
Other (2)	—	4	—	10	—	14
Total change in deferred revenues	$(814)	$(27)	$(7)	$10	$—	$(838)

Segment net revenues:
Console	$566	$76	$—	$—	$—	$642
PC	78	720	82	—	(6)	874
Mobile and ancillary (1)	7	81	954	—	—	1,042
Other (2)	—	93	—	118	—	211
Total segment net revenues	$651	$970	$1,036	$118	$(6)	$2,769

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At June 30, 2019	At December 31, 2018
Long-lived assets (1) by geographic region:
Americas	$190	$203
EMEA	56	62
Asia Pacific	13	17
Total long-lived assets by geographic region	$259	$282

(1)
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

14.    Restructuring

On February 12, 2019, the Company committed to a Board-authorized restructuring plan under which the Company aims to refocus its resources on its largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of the business. More specifically, we are:

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

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet (amounts in millions):

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2018	$—	$—	$—	$—
Costs charged to expense	43	—	14	57
Cash payments	(11)	—	(1)	(12)
Non-cash charge adjustment (1)	—	—	(11)	(11)
Balance at March 31, 2019	$32	$—	$2	$34
Costs charged to expense	9	9	4	22
Cash payments	(15)	—	(5)	(20)
Non-cash charge adjustment (1)	—	(9)	—	(9)
Balance at June 30, 2019	$26	$—	$1	$27

(1)
Adjustments relate to non-cash charges included in “Costs charged to expense” for the write-down of assets from canceled projects during the three months ended March 31, 2019 and the write-down of lease facility assets, inclusive of lease right-of-use assets and associated fixed assets, that were vacated during the three months ended June 30, 2019.

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Activision	$2	$11
Blizzard	13	39
King	6	13
Other segments (1)	1	16
Total	$22	$79

(1)
Includes charges related to operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes restructuring charges for our corporate and administrative functions.

We expect to incur aggregate pre-tax restructuring charges of approximately $150 million in 2019 associated with the restructuring plan. These charges will primarily relate to severance (approximately 55% of the aggregate charge), including, in many cases, amounts above those that are legally required, facilities costs (approximately 20% of the aggregate charge), and other asset write-downs and costs (approximately 25% of the aggregate charge). A majority of the total pre-tax charge associated with the restructuring will be paid in cash using amounts on hand and the outlays are expected to be largely incurred throughout 2019.

The total expected pre-tax restructuring charges related to the restructuring plan by segment, inclusive of amounts already incurred, are presented below (amounts in millions):

Year Ending December 31, 2019
Activision	$14
Blizzard	77
King	27
Other segments (1)	32
Total	$150

(1)
Includes charges related to operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes restructuring charges for our corporate and administrative functions.

15.	Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$(19)	$(18)	$(41)	$(32)
Interest expense from debt and amortization of debt discount and deferred financing costs	23	43	46	84
Unrealized gain on equity investment	(38)	—	(38)	—
Other expense (income), net	—	1	2	2
Interest and other expense (income), net	$(34)	$26	$(31)	$54

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

The income tax expense of $42 million for the three months ended June 30, 2019, reflects an effective tax rate of 11%, which is higher than the effective tax rate of 1% for the three months ended June 30, 2018. The increase is primarily due to a discrete tax benefit recognized in the prior-year in connection with an audit settlement with the Internal Revenue Service (“IRS”), lower excess tax benefits from share-based payments in the current year, and an increase in U.S. tax on foreign earnings. This increase was partially offset by a valuation allowance recorded in the prior year with regard to California research and development credit carryforwards (“CA R&D Credits”) and a discrete tax benefit in the current year from a foreign tax audit settlement.

The income tax expense of $163 million for the six months ended June 30, 2019, reflects an effective tax rate of 17%, which is higher than the effective tax rate of 7% for the six months ended June 30, 2018. The increase is primarily due to the factors discussed above for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

The effective tax rate of 11% and 17% for the three and six months ended June 30, 2019, respectively, is lower than the U.S. statutory rate of 21%, primarily due to a discrete tax benefit in the current year related to a foreign tax audit settlement and the recognition of federal research and development credits, partially offset by the valuation allowance recorded with regard to CA R&D Credits.

Activision Blizzard’s 2009 through 2018 tax years remain open to examination by certain major taxing jurisdictions to which we are subject. The IRS is currently examining our federal tax returns for the 2012 through 2016 tax years. We also have several state and non-U.S. audits pending, including the French and Swedish audits discussed below. In addition, we are currently seeking a multilateral agreement among the tax authorities in the U.K., Sweden, and other relevant jurisdictions with respect to King’s transfer pricing for tax years dating back to 2013. While the outcome of any discussions aimed at such an agreement remains uncertain, they could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

In December 2018, we received a decision from the Swedish Tax Agency (“STA”) informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year (“Initial Decision”). The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $379 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA (“Reassessment”) which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our condensed consolidated financial statements.

In December 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $650 million). We disagree with the proposed assessment and intend to vigorously contest it. We plan to pursue all remedies available to us to successfully resolve this matter, including administrative remedies with the FTA and, if necessary, judicial remedies. While we believe our tax provisions at June 30, 2019, are appropriate, until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for the 2011 through 2013 tax years, if litigation regarding this matter were adversely determined and/or if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

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

17.    Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Consolidated net income	$328	$402	$774	$902
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	766	761	765	760
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	4	9	5	10
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	770	770	770	770

Basic earnings per common share	$0.43	$0.53	$1.01	$1.19
Diluted earnings per common share	$0.43	$0.52	$1.01	$1.17

The vesting of certain of our employee-related restricted stock units and options is contingent upon the satisfaction of pre-defined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Additionally, potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive.

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units and options with performance measures not yet met	4	6	3	6
Anti-dilutive employee stock options	6	2	6	2

18.    Capital Transactions

Repurchase Program

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019, until the earlier of February 13, 2021, and a determination by the Board of Directors to discontinue the repurchase program. As of June 30, 2019, we have not repurchased any shares under this program.

Dividends

On February 12, 2019, our Board of Directors declared a cash dividend of $0.37 per common share. On May 9, 2019, we made an aggregate cash dividend payment of $283 million to shareholders of record at the close of business on March 28, 2019.

On February 8, 2018, our Board of Directors declared a cash dividend of $0.34 per common share. On May 9, 2018, we made an aggregate cash dividend payment of $259 million to shareholders of record at the close of business on March 30, 2018.

19.    Commitments and Contingencies

Legal Proceedings

In December 2018, we received a decision from the STA informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year. The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $379 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our condensed consolidated financial statements.

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

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, particularly for the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

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

Business Results and Highlights

Financial Results

For the three months ended June 30, 2019:

•
consolidated net revenues decreased 15% to $1.40 billion, and consolidated operating income decreased 23% to $336 million, as compared to consolidated net revenues of $1.64 billion and consolidated operating income of $434 million for the three months ended June 30, 2018;

•
revenues from digital online channels were $1.09 billion, or 78% of consolidated net revenues, as compared to $1.26 billion, or 77% of consolidated net revenues, for the three months ended June 30, 2018;

•	operating margin was 24.1%, which includes $22 million in restructuring and related costs, as compared to 26.4% for the three months ended June 30, 2018;

•
consolidated net income decreased 18% to $328 million, as compared to $402 million for the three months ended June 30, 2018; net income for the 2018 period included $25 million of net tax benefits from several discrete tax items, primarily related to the settlement with the Internal Revenue Service (“IRS”) with respect to intercompany transfer pricing arrangements, the establishment of a valuation allowance on California research and development credit carryforwards (“CA R&D Credits”), and updates to our accounting for the Tax Cuts and Jobs Act (see “Consolidated Results” discussion below for additional details); and

•	diluted earnings per common share decreased 17% to $0.43, as compared to $0.52 for the three months ended June 30, 2018.

For the six months ended June 30, 2019:

•
consolidated net revenues decreased 11% to $3.22 billion, and consolidated operating income decreased 12% to $906 million, as compared to consolidated net revenues of $3.61 billion and consolidated operating income of $1.03 billion for the six months ended June 30, 2018;

•
revenues from digital online channels were $2.48 billion, or 77% of consolidated net revenues, as compared to $2.72 billion, or 75% of consolidated net revenues, for the six months ended June 30, 2018;

•	operating margin was 28.1%, which includes $79 million in restructuring and related costs, as compared to 28.5% for the six months ended June 30, 2018;

•	cash flows from operating activities were $604 million, an increase of 12%, as compared to $538 million for the six months ended June 30, 2018;

•
consolidated net income decreased 14% to $774 million, as compared to $902 million for the six months ended June 30, 2018; net income for the 2018 period included $25 million of net tax benefits from several discrete tax items, as discussed above; and

•	diluted earnings per common share decreased 14% to $1.01, as compared to $1.17 for the six months ended June 30, 2018.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and then recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended June 30, 2019, include a net effect of $189 million and $135 million, respectively, from the recognition of deferred net revenues and related cost of revenues. Net revenues and operating income for the six months ended June 30, 2019, include a net effect of $755 million and $576 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Content Release and Event Highlights

During the three months ended June 30, 2019, Activision released CrashTM Team Racing Nitro-Fueled and Blizzard released the latest expansion to Hearthstone—Rise of ShadowsTM.

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

Net bookings was as follows (amounts in millions):

	June 30, 2019	June 30, 2018	Increase (Decrease)
Net bookings
Three Months Ended	$1,207	$1,385	$(178)
Six Months Ended	$2,465	$2,769	$(304)

Q2 2019 vs. Q2 2018

The decrease in net bookings for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower net bookings from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed; and

•	lower net bookings from Overwatch.

The decrease was partially offset by net bookings from Crash Team Racing Nitro-Fueled, which was released in June 2019.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net bookings for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•
lower net bookings from the Call of Duty franchise, primarily driven by lower net bookings from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017;

•
lower net bookings from World of Warcraft, primarily due to the prior year including net bookings associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for AzerothTM, with no comparable net bookings in the current period; and

•	lower net bookings from Overwatch.

The decrease was partially offset by net bookings from SekiroTM: Shadows Die Twice, which was released in March 2019.

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

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Activision	37	41	53	46	45	51
Blizzard	32	32	35	37	37	38
King	258	272	268	262	270	285
Total	327	345	356	345	352	374
Average MAUs decreased by 18 million, or 5%, for the three months ended June 30, 2019, as compared to the three months ended March 31, 2019, primarily driven by a decrease in average MAUs for King and Activision. The decrease in King’s average MAUs is primarily due to decreases from the Candy Crush franchise. The decrease in Activision’s average MAUs is primarily due to decreases from the Call of Duty franchise.

Average MAUs decreased by 25 million, or 7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The year-over-year decrease in average MAUs is due to:

•
decreases across King’s various franchises, primarily from less engaged users leaving the network, partially offset by an increase in average MAUs for the Candy Crush franchise, primarily given the launch of Candy Crush Friends SagaTM in the fourth quarter of 2018;

•	lower average MAUs for Activision, primarily due to lower average MAUs from the Call of Duty franchise and the absence of Destiny MAUs in our operating metric; and

•	lower average MAUs for Blizzard, primarily due to lower average MAUs for Overwatch and Hearthstone.

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

For example, as part of our efforts to take advantage of esports opportunities, during 2017, we completed the sale of 12 teams for the Overwatch League, which concluded its inaugural season in July 2018. During 2018, we also completed the sale of eight additional teams for the Overwatch League, which are competing in the league’s second season that began in February 2019. Additionally, we have sold the first eight teams for our professional Call of Duty city-based league.

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

In addition to investing in, and developing sequels and content for, our top franchises, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. For example, in 2014, we released Hearthstone, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence on the mobile platform, in 2016, we acquired King. We also have mobile titles in development based on Activision and Blizzards intellectual property, such as the previously announced Call of Duty Mobile and Diablo ImmortalTM.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Net revenues
Product sales	$359	26%	$464	28%	$1,015	32%	$1,184	33%
Subscription, licensing, and other revenues	1,037	74	1,177	72	2,205	68	2,423	67
Total net revenues	1,396	100	1,641	100	3,220	100	3,607	100

Costs and expenses:
Cost of revenues—product sales:
Product costs	99	28	126	27	251	25	289	24
Software royalties, amortization, and intellectual property licenses	51	14	49	11	162	16	194	16
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	230	22	250	21	469	21	521	22
Software royalties, amortization, and intellectual property licenses	53	5	85	7	114	5	169	7
Product development	244	17	255	16	492	15	513	14
Sales and marketing	191	14	226	14	397	12	477	13
General and administrative	170	12	216	13	350	11	415	12
Restructuring and related costs	22	2	—	—	79	2	—	—
Total costs and expenses	1,060	76	1,207	74	2,314	72	2,578	71

Operating income	336	24	434	26	906	28	1,029	29
Interest and other expense (income), net	(34)	(2)	26	2	(31)	(1)	54	1
Income before income tax expense	370	27	408	25	937	29	975	27
Income tax expense	42	3	6	—	163	5	73	2
Net income	$328	23%	$402	24%	$774	24%	$902	25%

Consolidated Net Revenues

The following table summarizes our consolidated net revenues and the increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Consolidated net revenues	$1,396	$1,641	$(245)	(15)%	$3,220	$3,607	$(387)	(11)%
Net effect from recognition (deferral) of deferred net revenues	189	256	(67)		755	838	(83)

Consolidated Net Revenues

Q2 2019 vs. Q2 2018

The decrease in consolidated net revenues for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•
a decrease of $164 million in revenues recognized from Activision, primarily due to (1) lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed, and (2) lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	a decrease of $77 million in revenues recognized from Blizzard, primarily due to lower revenues recognized from Overwatch.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in consolidated net revenues for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•
a decrease of $275 million in revenues recognized from Activision, primarily due to lower revenues recognized from the Destiny franchise, partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019; and

•	a decrease of $125 million in revenues recognized from Blizzard, primarily due to lower revenues recognized from Overwatch.

Change in Deferred Revenues Recognized

Q2 2019 vs. Q2 2018

The decrease in net deferred revenues recognized for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to a decrease of $94 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net deferred revenues recognized for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a decrease of $209 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from the Destiny franchise. The decrease from Activision was partially offset by an increase of $117 million in net deferred revenues recognized from Blizzard, primarily due to higher net deferred revenues recognized for World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $39 million and $105 million on our consolidated net revenues for the three and six months ended June 30, 2019, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on reportable segment net revenues and operating income for the three and six months ended June 30, 2019 and 2018, are presented below (amounts in millions):

	Three Months Ended June 30, 2019				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$268	$381	$499	$1,148	$(70)	$(104)	$(3)	$(177)
Intersegment net revenues (1)	—	3	—	3	—	(1)	—	(1)
Segment net revenues	$268	$384	$499	$1,151	$(70)	$(105)	$(3)	$(178)

Segment operating income	$55	$75	$171	$301	$(29)	$(58)	$2	$(85)

	Three Months Ended June 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$338	$485	$502	$1,325
Intersegment net revenues (1)	—	4	—	4
Segment net revenues	$338	$489	$502	$1,329

Segment operating income	$84	$133	$169	$386

	Six Months Ended June 30, 2019				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$585	$720	$1,028	$2,333	$(66)	$(244)	$(8)	$(318)
Intersegment net revenues (1)	—	8	—	8	—	2	—	2
Segment net revenues	$585	$728	$1,028	$2,341	$(66)	$(242)	$(8)	$(316)

Segment operating income	$128	$130	$349	$607	$(47)	$(125)	$(11)	$(183)

	Six Months Ended June 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$651	$964	$1,036	$2,651
Intersegment net revenues (1)	—	6	—	6
Segment net revenues	$651	$970	$1,036	$2,657

Segment operating income	$175	$255	$360	$790

(1)	Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$1,151	$1,329	$2,341	$2,657
Revenues from non-reportable segments (1)	59	60	132	118
Net effect from recognition (deferral) of deferred net revenues	189	256	755	838
Elimination of intersegment revenues (2)	(3)	(4)	(8)	(6)
Consolidated net revenues	$1,396	$1,641	$3,220	$3,607

Reconciliation to consolidated income before income tax expense:
Segment operating income	$301	$386	$607	$790
Operating income (loss) from non-reportable segments (1)	7	—	4	(11)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	135	182	576	557
Share-based compensation expense	(38)	(57)	(100)	(111)
Amortization of intangible assets	(47)	(77)	(102)	(196)
Restructuring and related costs (3)	(22)	—	(79)	—
Consolidated operating income	336	434	906	1,029
Interest and other expense (income), net	(34)	26	(31)	54
Consolidated income before income tax expense	$370	$408	$937	$975

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

Segment Net Revenues

Activision

Q2 2019 vs. Q2 2018

The decrease in Activision’s net revenues for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower revenues from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed;

•	lower revenues from Crash Bandicoot™ N. Sane Trilogy, which was released on the Xbox One, PC, and Nintendo Switch in June 2018;

•	lower revenues from the Call of Duty franchise catalog titles; and

•	lower revenues from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

The decrease was partially offset by:

•	revenues from Crash Team Racing Nitro-Fueled, which was released in June 2019; and

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in Activision’s net revenues for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•	lower revenues from Call of Duty: Black Ops 4, as compared to Call of Duty: WWII;

•	lower revenues from the Destiny franchise;

•	lower revenues from Call of Duty franchise catalog titles; and

•	lower revenues from Crash Bandicoot N. Sane Trilogy.

The decrease was partially offset by revenues from Sekiro: Shadows Die Twice and Crash Team Racing Nitro-Fueled.

Blizzard

Q2 2019 vs. Q2 2018

The decrease in Blizzard’s net revenues for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower revenues from Overwatch;

•
lower revenues from Hearthstone, primarily driven by lower revenues from the Rise of Shadows expansion, which was released in April 2019, as compared to The Witchwood™ expansion, which was released in April 2018; and

•
lower revenues from World of Warcraft, primarily due to the prior year including revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for Azeroth, with no comparable revenues in the current period.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in Blizzard’s net revenues for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•
lower revenues from World of Warcraft, primarily due to the prior year including revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Battle for Azeroth, with no comparable revenues in the current period;

•	lower revenues from Overwatch; and

•	lower revenues from Hearthstone.

King

Q2 2019 vs. Q2 2018

King’s net revenues for the three months ended June 30, 2019, were roughly equal to net revenues for the three months ended June 30, 2018.

YTD Q2 2019 vs. YTD Q2 2018

King’s net revenues for the six months ended June 30, 2019, were roughly equal to net revenues for the six months ended June 30, 2018.

Segment Income from Operations

Activision

Q2 2019 vs. Q2 2018

The decrease in Activision’s operating income for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to lower revenues, as discussed above. The decrease was partially offset by lower operating costs associated with the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in Activision’s operating income for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•	lower revenues, primarily driven by the Call of Duty franchise, as discussed above;

•
higher cost of revenues and higher spending on sales and marketing, primarily associated with the launches of Sekiro: Shadows Die Twice and Crash Team Racing Nitro-Fueled in March and June 2019, respectively; and

•	an increase in bad debt provisions.

The decrease was partially offset by lower operating costs associated with the Destiny franchise.

Blizzard

Q2 2019 vs. Q2 2018

The decrease in Blizzard’s operating income for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to lower revenues, as discussed above. The decrease is partially offset by:

•	lower spending on sales and marketing, primarily driven by Overwatch;

•	lower charitable contributions; and

•	lower personnel costs.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in Blizzard’s operating income for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to lower revenues, as discussed above. The decrease is partially offset by:

•	lower spending on sales and marketing, primarily driven by lower marketing for esports initiatives and Overwatch;

•	lower personnel costs; and

•	lower service provider fees, such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

King

Q2 2019 vs. Q2 2018

King’s operating income for the three months ended June 30, 2019, was roughly equal to the three months ended June 30, 2018.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in King’s operating income for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to higher sales and marketing costs driven by the Candy Crush franchise, partially offset by:

•	lower service provider fees such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees; and

•	lower product development costs.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $30 million and $72 million on reportable segment net revenues for the three and six months ended June 30, 2019, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,086	$1,259	$(173)	$2,479	$2,720	$(241)
Retail channels	193	278	(85)	505	690	(185)
Other (2)	117	104	13	236	197	39
Total consolidated net revenues	$1,396	$1,641	$(245)	$3,220	$3,607	$(387)

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Digital Online Channel Net Revenues

Q2 2019 vs. Q2 2018

The decrease in net revenues from digital online channels for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed; and

•	lower revenues recognized from Overwatch.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net revenues from digital online channels for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to lower revenues recognized from the Destiny franchise.

Retail Channel Net Revenues

Q2 2019 vs. Q2 2018

The decrease in net revenues from retail channels for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017;

•	lower revenues from Crash Bandicoot N. Sane Trilogy, which was released on the Xbox One, PC, and Nintendo Switch in June 2018; and

•	lower revenues recognized from the Destiny franchise.

The decrease was partially offset by revenues recognized from Crash Team Racing Nitro-Fueled, which was released in June 2019.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net revenues from retail channels for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from Call of Duty: Black Ops 4, as compared to Call of Duty: WWII;

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues from Crash Bandicoot N. Sane Trilogy.

The decrease was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net revenues by geographic region:
Americas	$764	$900	$(136)	$1,751	$1,966	$(215)
EMEA (1)	459	552	(93)	1,073	1,239	(166)
Asia Pacific	173	189	(16)	396	402	(6)
Consolidated net revenues	$1,396	$1,641	$(245)	$3,220	$3,607	$(387)

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q2 2019 vs. Q2 2018

The decrease in net revenues from the Americas region for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net revenues from the Americas region for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to lower revenues recognized from the Destiny franchise.

EMEA

Q2 2019 vs. Q2 2018

The decrease in net revenues from the EMEA region for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	lower revenues recognized from the Destiny franchise.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net revenues from the EMEA region for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to the same drivers applicable to the three months ended June 30, 2019 discussed above.

Asia Pacific

Q2 2019 vs. Q2 2018

The decrease in net revenues from the Asia Pacific region for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to lower revenues recognized from Hearthstone, primarily driven by lower revenues recognized from the Rise of Shadows expansion, which was released in April 2019, as compared to The Witchwood expansion, which was released in April 2018.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net revenues from the Asia Pacific region for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to lower revenues recognized from the Destiny franchise.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net revenues by platform:
Console	$407	$565	$(158)	$1,083	$1,382	$(299)
PC	361	451	(90)	855	971	(116)
Mobile and ancillary (1)	511	521	(10)	1,046	1,057	(11)
Other (2)	117	104	13	236	197	39
Total consolidated net revenues	$1,396	$1,641	$(245)	$3,220	$3,607	$(387)

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Console

Q2 2019 vs. Q2 2018

The decrease in net revenues from the console platform for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017;

•	lower revenues recognized from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed;

•	lower revenues from Crash Bandicoot N. Sane Trilogy which was released on the Xbox One, PC, and Nintendo Switch in June 2018; and

•	lower revenues recognized from Call of Duty franchise catalog titles.

The decrease was partially offset by revenues recognized from Crash Team Racing Nitro-Fueled, which was released in June 2019.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net revenues from the console platform for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise;

•	lower revenues recognized from from Call of Duty: Black Ops 4, as compared to Call of Duty: WWII; and

•	lower revenues recognized from Call of Duty franchise catalog titles.

The decrease was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019.

PC

Q2 2019 vs. Q2 2018

The decrease in net revenues from the PC platform for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise;

•	lower revenues recognized from Overwatch; and

•
lower revenues recognized from Hearthstone, primarily driven by lower revenues recognized from the Rise of Shadows expansion, which was released in April 2019, as compared to The Witchwood expansion, which was released in April 2018.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in net revenues from the PC platform for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise;

•	lower revenues recognized from Overwatch; and

•	lower revenues recognized from Hearthstone.

The decrease was partially offset by higher revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

Mobile and Ancillary

Q2 2019 vs. Q2 2018

Net revenues from mobile and ancillary for the three months ended June 30, 2019, were roughly equal to net revenues for the three months ended June 30, 2018.

YTD Q2 2019 vs. YTD Q2 2018

Net revenues from mobile and ancillary for the six months ended June 30, 2019, were roughly equal to net revenues for the six months ended June 30, 2018.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended June 30, 2019	% of associated net revenues	Three Months Ended June 30, 2018	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$99	28%	$126	27%	$(27)
Software royalties, amortization, and intellectual property licenses	51	14	49	11	2
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	230	22	250	21	(20)
Software royalties, amortization, and intellectual property licenses	53	5	85	7	(32)
Total cost of revenues	$433	31%	$510	31%	$(77)

	Six Months Ended June 30, 2019	% of associated net revenues	Six Months Ended June 30, 2018	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$251	25%	$289	24%	$(38)
Software royalties, amortization, and intellectual property licenses	162	16	194	16	(32)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	469	21	521	22	(52)
Software royalties, amortization, and intellectual property licenses	114	5	169	7	(55)
Total cost of revenues	$996	31%	$1,173	33%	$(177)

Cost of Revenues—Product Sales:

Q2 2019 vs. Q2 2018

The decrease in product costs for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was in line with the decrease in product sales.

The slight increase in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to an increase of $9 million in software amortization and royalties from Blizzard, driven by the release of World of Warcraft: Battle for Azeroth in August 2018, with no comparable release in 2017. The increase from Blizzard was partially offset by a decrease of $6 million in software amortization and royalties from Activision, driven by the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in product costs for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was in line with the decrease in product sales.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a decrease of $48 million in software amortization and royalties from Activision, driven by the Destiny franchise. The decrease in software amortization and royalties from the Destiny franchise was partially offset by:

•	higher software amortization and royalties for Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	software amortization and royalties from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

The decrease from Activision was partially offset by an increase of $16 million in software amortization and royalties from Blizzard, driven by the release of World of Warcraft: Battle for Azeroth.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q2 2019 vs. Q2 2018

The decrease in game operations and distribution costs for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to a decrease of $13 million in service provider fees such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to a decrease of $29 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in game operations and distribution costs for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a decrease of $32 million in service provider fees such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a decrease of $49 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King.

Product Development (amounts in millions)

	June 30, 2019	% of consolidated net revenues	June 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$244	17%	$255	16%	$(11)
Six Months Ended	$492	15%	$513	14%	$(21)

Q2 2019 vs. Q2 2018

The decrease in product development costs for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily driven by lower product development costs from the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in product development costs for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily driven by lower product development costs from the Destiny franchise.

Sales and Marketing (amounts in millions)

	June 30, 2019	% of consolidated net revenues	June 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$191	14%	$226	14%	$(35)
Six Months Ended	$397	12%	$477	13%	$(80)

Q2 2019 vs. Q2 2018

The decrease in sales and marketing expenses for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to a decrease of $35 million in marketing spending and personnel costs, primarily associated with lower marketing costs for the Overwatch and Destiny franchises, partially offset by higher marketing costs for the Candy Crush franchise.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in sales and marketing expenses for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•
a decrease of $47 million in marketing spending and personnel costs, primarily associated with lower marketing costs for esports initiatives and Overwatch, partially offset by higher marketing costs for the Candy Crush franchise; and

•	a decrease of $44 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018.

General and Administrative (amounts in millions)

	June 30, 2019	% of consolidated net revenues	June 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$170	12%	$216	13%	$(46)
Six Months Ended	$350	11%	$415	12%	$(65)

Q2 2019 vs. Q2 2018

The decrease in general and administrative expenses for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•	a $33 million decrease in personnel costs; and

•
a $13 million decrease in charitable contributions, primarily driven by a charitable campaign in Overwatch during the prior year where all proceeds from the sale of a special in-game item were donated to charity, with no equivalent campaign in 2019.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in general and administrative expenses for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to a $47 million decrease in personnel costs.

Restructuring and related costs (amounts in millions)

	June 30, 2019	% of consolidated net revenues	June 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$22	2%	$—	—%	$22
Six Months Ended	$79	2%	$—	—%	$79

On February 12, 2019, the Company committed to a Board-authorized restructuring plan under which we are refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. The costs incurred during the three and six months ended June 30, 2019, relate primarily to severance costs and the write-downs of assets that will no longer be used. Refer to Note 14 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	June 30, 2019	% of consolidated net revenues	June 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$(34)	(2)%	$26	2%	$(60)
Six Months Ended	$(31)	(1)%	$54	1%	$(85)

Q2 2019 vs. Q2 2018

The decrease in interest and other expense (income), net, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to:

•
a $38 million gain recognized as a result of adjusting a cost-method equity investment to fair value, with no comparable activity in the prior period (refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q); and

•
a $20 million decrease in interest expense and amortization of deferred financing costs associated with our debt obligations due to our lower total debt outstanding as a result of our debt redemptions and repayment activities during 2018.

YTD Q2 2019 vs. YTD Q2 2018

The decrease in interest and other expense (income), net, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to:

•	a $38 million gain recognized as a result of adjusting a cost-method equity investment to fair value, with no comparable activity in the prior period; and

•	a $38 million decrease in interest expense and amortization of deferred financing costs associated with our debt obligations.

Income Tax Expense (amounts in millions)

	June 30, 2019	% of pretax income	June 30, 2018	% of pretax income	Increase (Decrease)
Three Months Ended	$42	11%	$6	1%	$36
Six Months Ended	$163	17%	$73	7%	$90

The income tax expense of $42 million for the three months ended June 30, 2019, reflects an effective tax rate of 11%, which is higher than the effective tax rate of 1% for the three months ended June 30, 2018. The increase is primarily due to a discrete tax benefit recognized in the prior-year in connection with an IRS audit settlement, lower excess tax benefits from share-based payments in the current year, and an increase in U.S. tax on foreign earnings. This increase was partially offset by a valuation allowance recorded in the prior year with regard to CA R&D Credits and a discrete tax benefit in the current year from a foreign tax audit settlement.

The income tax expense of $163 million for the six months ended June 30, 2019, reflects an effective tax rate of 17%, which is higher than the effective tax rate of 7% for the six months ended June 30, 2018. The increase is primarily due to the factors discussed above for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

The effective tax rate of 11% and 17% for the three and six months ended June 30, 2019, respectively, is lower than the U.S. statutory rate of 21%, primarily due to a discrete tax benefit in the current year related to a foreign tax audit settlement and the recognition of federal research and development credits, partially offset by the valuation allowance recorded with regard to CA R&D Credits.

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

Further information about our income taxes is provided in Note 16 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $4.7 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as our anticipated dividend payments, share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of June 30, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.0 billion, as compared to $1.4 billion as of December 31, 2018. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	June 30, 2019	December 31, 2018	Increase (Decrease)
Cash and cash equivalents	$4,592	$4,225	$367
Short-term investments	84	155	(71)
	$4,676	$4,380	$296
Percentage of total assets	27%	24%

	For the Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$604	$538	$66
Net cash provided by (used in) investing activities	37	(124)	161
Net cash used in financing activities	(274)	(250)	(24)
Effect of foreign exchange rate changes	3	(19)	22
Net increase in cash and cash equivalents and restricted cash	$370	$145	$225

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

Net cash provided by operating activities for the six months ended June 30, 2019, was $604 million, as compared to $538 million for the six months ended June 30, 2018. The increase was primarily due to changes in our working capital resulting from the timing of collections and payments and lower cash spent to support the Destiny franchise, the publishing rights to which we sold to Bungie in December 2018, as previously disclosed. This increase was partially offset by lower net income and a decrease in non-cash adjustments to net income for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Net Cash Provided by (Used in) Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash provided by investing activities for the six months ended June 30, 2019, was $37 million, as compared to net cash used in investing activities of $124 million for the six months ended June 30, 2018. The increase was primarily due to cash flow activities associated with available-for-sale investments, for which, in the six months ended June 30, 2019, there were $75 million of cash proceeds from the maturities of available-for-sale investments, as compared to purchases of available-for-sale investments of $59 million in the prior-year period. Additionally, capital expenditures of $45 million for the six months ended June 30, 2019, were lower than the capital expenditures of $61 million for the prior-year period.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the six months ended June 30, 2019, was $274 million, as compared to $250 million for the six months ended June 30, 2018. The increase was primarily due to:

•	higher dividends paid of $283 million for the six months ended June 30, 2019, as compared to $259 million for the prior-year period; and

•	lower proceeds from stock option exercises of $57 million for the six months ended June 30, 2019, as compared to $77 million for the prior-year period.

The increase was partially offset by lower tax payments made for net share settlements on restricted stock units of $48 million for the six months ended June 30, 2019, as compared to $68 million for the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $3 million on our cash and cash equivalents and restricted cash for the six months ended June 30, 2019, as compared to a negative impact of $19 million for the six months ended June 30, 2018. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

As of June 30, 2019 and December 31, 2018, our total outstanding debt was $2.7 billion, bearing interest at a weighted average rate of 3.18%.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(4)	396
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(27)	$2,673

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(29)	$2,671

Refer to Note 11 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 12, 2019, our Board of Directors declared a cash dividend of $0.37 per common share. On May 9, 2019, we made an aggregate cash dividend payment of $283 million to shareholders of record at the close of business on March 28, 2019.

Capital Expenditures

For the year ending December 31, 2019, we anticipate total capital expenditures of approximately $140 million, primarily for leasehold improvements, computer hardware, and software purchases. During the six months ended June 30, 2019, capital expenditures were $45 million.

Off-Balance Sheet Arrangements

At each of June 30, 2019 and December 31, 2018, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

During the six months ended June 30, 2019, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

Below are recently issued accounting pronouncements that were most significant to our accounting policy activities. For a detailed discussion of all relevant recently issued accounting pronouncements, see Note 3 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

For additional discussion regarding the impact of our adoption of the new lease accounting standard to our condensed consolidated balance sheet, see Note 3 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of June 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$409	$11	$723	$12

At June 30, 2019, our Cash Flow Hedges have remaining maturities of six months or less. Additionally, $2 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at June 30, 2019 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Statement of Operations Classification
	2019	2018	2019	2018
Cash Flow Hedges	$6	$(4)	$17	$(14)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of June 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell SEK	$393	$(4)	$—	$—
Buy USD, Sell EUR	142	3	—	—
Buy EUR, Sell USD	142	1	—	—
Buy USD, Sell GBP	28	1	55	1
Buy GBP, Sell USD	28	—	—	—

For the three and six months ended June 30, 2019 and 2018, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the six months ended June 30, 2019, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $90 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2019, our cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of June 30, 2019, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

Item 4.    Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2019, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2019, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In December 2018, we received a decision from the Swedish Tax Agency (“STA”) informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year (“Initial Decision”). The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $379 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA (“Reassessment”) which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our condensed consolidated financial statements.

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

Item 5. Other Information

On August 5, 2019, Stephen Wereb, age 54, our Chief Accounting Officer, notified us of his decision to retire from the Company, effective August 15, 2019, in order to pursue personal interests. Mr. Wereb has been with the Company for 13 years and his retirement is not the result of any dispute related to accounting policies or internal controls or any other disagreement with the Company.

Upon the effectiveness of Mr. Wereb’s retirement, Dennis Durkin will assume Mr. Wereb’s responsibilities as the Company’s principal accounting officer until a successor is named.

Mr. Durkin, age 48, has served as our Chief Financial Officer and President of Emerging Businesses since January 2019. Mr. Durkin joined the Company in March 2012 as our Chief Financial Officer and served in that role until May 2017. He served as our Chief Corporate Officer from May 2017 until January 2019.

Item 6.    Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

10.1*	Employment Agreement, dated May 22, 2019, between Activision Blizzard, Inc. and Riccardo Zacconi (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 24, 2019).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 8, 2019

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ STEPHEN WEREB
Dennis Durkin	Stephen Wereb
Chief Financial Officer and	Deputy Chief Financial Officer, Chief Accounting Officer,
Principal Financial Officer of	and Principal Accounting Officer of
Activision Blizzard, Inc.	Activision Blizzard, Inc.