Form 10-Q
period 2019-09-30
Activision Blizzard, Inc.
filed 2019-11-07
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at October 31, 2019 was 768,260,070.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “plans,” “believes,” “may,” “might,” “expects,” “intends,” “intends as,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and other similar expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At September 30, 2019	At December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,939	$4,225
Accounts receivable, net of allowances of $81 and $190, at September 30, 2019 and December 31, 2018, respectively	386	1,035
Inventories, net	102	43
Software development	240	264
Other current assets	345	539
Total current assets	6,012	6,106
Software development	109	65
Property and equipment, net	249	282
Deferred income taxes, net	357	458
Other assets	731	482
Intangible assets, net	583	735
Goodwill	9,764	9,762
Total assets	$17,805	$17,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$274	$253
Deferred revenues	695	1,493
Accrued expenses and other liabilities	782	896
Total current liabilities	1,751	2,642
Long-term debt, net	2,674	2,671
Deferred income taxes, net	23	18
Other liabilities	1,122	1,167
Total liabilities	5,570	6,498
Commitments and contingencies (Note 19)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,196,802,874 and 1,192,093,991 shares issued at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,116	10,963
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2019 and December 31, 2018	(5,563)	(5,563)
Retained earnings	7,289	6,593
Accumulated other comprehensive loss	(607)	(601)
Total shareholders’ equity	12,235	11,392
Total liabilities and shareholders’ equity	$17,805	$17,890

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues
Product sales	$260	$263	$1,276	$1,447
Subscription, licensing, and other revenues	1,022	1,249	3,227	3,672
Total net revenues	1,282	1,512	4,503	5,119

Costs and expenses
Cost of revenues—product sales:
Product costs	137	127	388	416
Software royalties, amortization, and intellectual property licenses	9	20	171	214
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	246	257	714	777
Software royalties, amortization, and intellectual property licenses	50	109	164	278
Product development	210	263	702	776
Sales and marketing	182	263	580	741
General and administrative	177	208	527	623
Restructuring and related costs	24	—	104	—
Total costs and expenses	1,035	1,247	3,350	3,825

Operating income	247	265	1,153	1,294
Interest and other expense (income), net (Note 15)	(2)	13	(33)	67
Loss on extinguishment of debt	—	40	—	40
Income before income tax expense (benefit)	249	212	1,186	1,187
Income tax expense (benefit)	45	(48)	208	25
Net income	$204	$260	$978	$1,162

Earnings per common share
Basic	$0.27	$0.34	$1.28	$1.53
Diluted	$0.26	$0.34	$1.27	$1.51

Weighted-average number of shares outstanding
Basic	767	763	766	761
Diluted	771	771	770	771

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$204	$260	$978	$1,162

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(6)	3	(5)	(7)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	10	(11)	4	25
Unrealized gains (losses) on investments, net of tax	(3)	—	(5)	4
Total other comprehensive income (loss)	$1	$(8)	$(6)	$22
Comprehensive income	$205	$252	$972	$1,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$978	$1,162
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	100	175
Depreciation and amortization	246	385
Non-cash operating lease cost	49	—
Amortization of capitalized software development costs and intellectual property licenses (1)	163	238
Loss on extinguishment of debt	—	40
Share-based compensation expense (2)	127	164
Unrealized gain on equity investment (Note 8)	(38)	—
Other	47	20
Changes in operating assets and liabilities:
Accounts receivable, net	635	290
Inventories	(65)	(127)
Software development and intellectual property licenses	(186)	(305)
Other assets	17	(15)
Deferred revenues	(809)	(710)
Accounts payable	22	(14)
Accrued expenses and other liabilities	(373)	(512)
Net cash provided by operating activities	913	791

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	153	—
Purchases of available-for-sale investments	—	(59)
Capital expenditures	(79)	(97)
Other investing activities	5	(4)
Net cash provided by (used in) investing activities	79	(160)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	87	91
Tax payment related to net share settlements on restricted stock units	(55)	(85)
Dividends paid	(283)	(259)
Repayment of long-term debt	—	(1,740)
Premium payment for early redemption of note	—	(25)
Other financing activities	—	(2)
Net cash used in financing activities	(251)	(2,020)
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	(15)
Net increase (decrease) in cash and cash equivalents and restricted cash	717	(1,404)
Cash and cash equivalents and restricted cash at beginning of period	4,229	4,720
Cash and cash equivalents and restricted cash at end of period	$4,946	$3,316

(1)	Excludes deferral and amortization of share-based compensation expense.

(2)	Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2019
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,593	$(601)	$11,392
Components of comprehensive income:
Net income	—	—	—	—	—	447	—	447
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Issuance of common stock pursuant to employee stock options	2	—	—	—	30	—	—	30
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(45)	—	—	(45)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.37 per common share)	—	—	—	—	—	(283)	—	(283)
Balance at March 31, 2019	1,195	$—	(429)	$(5,563)	$11,004	$6,757	$(602)	$11,596
Components of comprehensive income:
Net income	—	—	—	—	—	328	—	328
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to employee stock options	1	—	—	—	28	—	—	28
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(4)	—	—	(4)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	35	—	—	35
Balance at June 30, 2019	1,196	$—	(429)	$(5,563)	$11,063	$7,085	$(608)	$11,977
Components of comprehensive income:
Net income	—	—	—	—	—	204	—	204
Other comprehensive income	—	—	—	—	—	—	1	1
Issuance of common stock pursuant to employee stock options	1	—	—	—	29	—	—	29
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(8)	—	—	(8)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	32	—	—	32
Balance at September 30, 2019	1,197	$—	(429)	$(5,563)	$11,116	$7,289	$(607)	$12,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2018
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	500	—	500
Other comprehensive loss	—	—	—	—	—	—	(14)	(14)
Issuance of common stock pursuant to employee stock options	3	—	—	—	47	—	—	47
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(64)	—	—	(64)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at March 31, 2018	1,190	$—	(429)	$(5,563)	$10,786	$5,245	$(649)	$9,819
Components of comprehensive income:
Net income	—	—	—	—	—	402	—	402
Other comprehensive income	—	—	—	—	—	—	44	44
Issuance of common stock pursuant to employee stock options	1	—	—	—	30	—	—	30
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(10)	—	—	(10)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	61	—	—	61
Balance at June 30, 2018	1,191	$—	(429)	$(5,563)	$10,867	$5,647	$(605)	$10,346
Components of comprehensive income:
Net income	—	—	—	—	—	260	—	260
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Issuance of common stock pursuant to employee stock options	1	—	—	—	16	—	—	16
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(12)	—	—	(12)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	57	—	—	57
Balance at September 30, 2018	1,192	$—	(429)	$(5,563)	$10,928	$5,907	$(613)	$10,659

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

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties, as well as some licensed properties. Activision’s key product franchise is Call of Duty®, a first-person shooter for the console and PC platforms. Also, on October 1, 2019, in collaboration with Tencent, Activision released Call of Duty: Mobile for the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS.

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

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, primarily for the mobile platform, including for Google’s Android and Apple’s iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

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

	At September 30,
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

Recent Accounting Pronouncements Not Yet Adopted

Goodwill

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, that entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and recognize an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. We do not currently expect this new accounting guidance to have an impact on our financial statements upon adoption.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued new guidance related to accounting for credit losses on financial instruments. The update replaces the existing incurred loss impairment model with an expected loss model which requires the use of historical and forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will generally result in earlier recognition of credit losses. The new standard is effective for fiscal years beginning after December 15, 2019, and will be applied on a modified retrospective basis, with the cumulative effect of adoption recorded as an adjustment to retained earnings. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements, however, our preliminary conclusion is that the new guidance will not have a material impact on our financial statements and related disclosures.

4.    Inventories, Net

Inventories, net, consist of the following (amounts in millions):

	At September 30, 2019	At December 31, 2018
Finished goods	$82	$40
Purchased parts and components	20	3
Inventories, net	$102	$43

At September 30, 2019 and December 31, 2018, inventory reserves were $13 million and $22 million, respectively.

5.    Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At September 30, 2019	At December 31, 2018
Internally-developed software costs	$325	$291
Payments made to third-party software developers	24	38
Total software development costs	$349	$329

As of both September 30, 2019 and December 31, 2018, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of capitalized software development costs and intellectual property licenses	$11	$33	$175	$242

6.    Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At September 30, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,086)	$68
Developed software	2	-	5 years	601	(548)	53
Trade names	7	-	10 years	54	(28)	26
Other	1	-	15 years	19	(16)	3
Total definite-lived intangible assets (1)				$1,828	$(1,678)	$150

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$583

(1)	Beginning with the first quarter of 2019, the balances of the customer base intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2018
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,032)	$122
Developed software	2	-	5 years	601	(456)	145
Customer base	2 years			617	(617)	—
Trade names	7	-	10 years	54	(23)	31
Other	1	-	15 years	19	(15)	4
Total definite-lived intangible assets				$2,445	$(2,143)	$302

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$735

Amortization expense of our intangible assets was $50 million and $152 million for the three and nine months ended September 30, 2019, respectively. Amortization expense of our intangible assets was $84 million and $280 million for the three and nine months ended September 30, 2018, respectively.

At September 30, 2019, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

For the years ending December 31,
2019 (remaining three months)	$52
2020	74
2021	12
2022	7
2023	2
Thereafter	3
Total	$150

7.    Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2018	$6,897	$190	$2,675	$9,762
Other	1	—	1	2
Balance at September 30, 2019	$6,898	$190	$2,676	$9,764

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2019 Using
	As of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$4,616	$4,616	$—	$—	Cash and cash equivalents
Foreign government treasury bills	36	36	—	—	Cash and cash equivalents
Foreign currency forward contracts designated as hedges	23	—	23	—	Other current assets
Foreign currency forward contracts not designated as hedges	8	—	8	—	Other current assets
Total recurring fair value measurements	$4,683	$4,652	$31	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(4)	$—	$(4)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2018 Using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,925	$3,925	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	150	150	—	—	Other current assets
Foreign currency forward contracts designated as hedges	13	—	13	—	Other current assets
Foreign currency forward contracts not designated as hedges	1	—	1	—	Other current assets
Total recurring fair value measurements	$4,121	$4,107	$14	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of September 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$310	$23	$723	$12

At September 30, 2019, our Cash Flow Hedges have remaining maturities of three months or less. Additionally, $2 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at September 30, 2019 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Statement of Operations Classification
	2019	2018	2019	2018
Cash Flow Hedges	$7	$3	$24	$(11)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of September 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$81	$5	$—	$—
Buy EUR, Sell USD	79	(3)	—	—
Buy USD, Sell SEK	46	2	—	—
Buy SEK, Sell USD	45	(1)	—	—
Buy USD, Sell GBP	13	1	55	1
Buy GBP, Sell USD	13	—	—	—

For the three and nine months ended September 30, 2019 and 2018, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the three months ended June 30, 2019, we recorded an upward adjustment of $38 million to an investment in equity securities, which has been historically recorded at cost, based on an observable and orderly transaction in the common stock of the investee. We recognized a corresponding unrealized gain within “Interest and other expense (income), net” in our condensed consolidated statement of operations. As of September 30, 2019, the carrying value of the investment is $42 million and is recorded in “Other assets” on our condensed consolidated balance sheet. We classify this investment as Level 3 in the fair value hierarchy as we estimated the value based on valuation methods using the observable transaction price in a market with limited activity.

For the three and nine months ended September 30, 2019 and 2018, there were no impairment charges related to assets that are measured on a non-recurring basis.

9.    Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance of deferred revenues as of January 1, 2019 and the ending balance as of September 30, 2019, were $1.6 billion and $0.8 billion, respectively, including our current and non-current balances. For the nine months ended September 30, 2019, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the three and nine months ended September 30, 2019, $0.1 billion and $1.4 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2018. During the three and nine months ended September 30, 2018, $0.1 billion and $1.6 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at January 1, 2018, as adjusted for the adoption of the new revenue standard in the prior year.

As of September 30, 2019, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.5 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.4 billion over the next 12 months, $0.4 billion in the subsequent 12-month period, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

10.    Leases

Our lease arrangements are primarily for: (1) corporate, administrative, and development studio offices; (2) data centers and server equipment; and (3) live event production equipment. Our existing leases have remaining lease terms ranging from one year to 10 years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one year to five years for each option. The exercise of lease renewal options is generally at our sole discretion. Additionally, the majority of our leases are classified as operating leases; our financing leases are not material.

Components of our lease costs are as follows (amounts in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases
Operating lease costs	$19	$58
Variable lease costs	6	16

Supplemental information related to our operating leases is as follows (amounts in millions):

Nine Months Ended September 30, 2019
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$61
ROU assets obtained in exchange for new lease obligations	55

At September 30, 2019
Weighted Average Lease terms and discount rates
Remaining lease term	5.15 years
Discount rate	4.09%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at September 30, 2019, are as follows (amounts in millions):

For the years ending December 31,
2019 (remaining three months)	$14
2020	74
2021	56
2022	48
2023	42
Thereafter	74
Total future lease payments	$308
Less imputed interest	(32)
Total lease liabilities	$276

As of September 30, 2019, we have entered into facility leases that have not yet commenced with future lease payments of approximately $57 million. These leases are expected to commence within the next 12 months and will have lease terms ranging from two years to five years.

Operating lease ROU assets and liabilities recorded on our condensed consolidated balance sheet as of September 30, 2019, were as follows (amounts in millions):

	At September 30, 2019	Balance Sheet Classification
ROU assets	$238	Other assets

Current lease liabilities	$61	Accrued expenses and other current liabilities
Non-current lease liabilities	215	Other liabilities
	$276	Total lease liabilities

Future minimum lease payments as of December 31, 2018, prior to our adoption of the new lease accounting standard, were as follows:

For the years ending December 31,
2019	$80
2020	70
2021	53
2022	45
2023	38
Thereafter	60
Total	$346

11.    Debt

Credit Facilities
As of September 30, 2019 and December 31, 2018, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver, and we were in compliance with the terms of the Credit Agreement as of September 30, 2019.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details regarding the Credit Agreement, its key terms, and previous amendments made to it.

Unsecured Senior Notes

At September 30, 2019 and December 31, 2018, we had the following unsecured senior notes outstanding:

•	$650 million of 2.3% unsecured senior notes due September 2021 (the “2021 Notes”);

•	$400 million of 2.6% unsecured senior notes due June 2022 (the “2022 Notes”);

•	$850 million of 3.4% unsecured senior notes due September 2026 (the “2026 Notes”);

•	$400 million of 3.4% unsecured senior notes due June 2027 (the “2027 Notes”); and

•	$400 million of 4.5% unsecured senior notes due June 2047 (the “2047 Notes”, and together with the 2021 Notes, the 2022 Notes, the 2026 Notes, and the 2027 Notes, the “Notes”).

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The Notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. We were in compliance with the terms of the Notes as of September 30, 2019.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, we had accrued interest payable of $14 million and $15 million, respectively, related to the Notes.

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

For the three and nine months ended September 30, 2019, interest expense was $21 million and $64 million, respectively, and amortization of the debt discount and deferred financing costs was $1 million and $3 million, respectively. For the three and nine months ended September 30, 2018, interest expense was $32 million and $113 million, respectively, and amortization of the debt discount and deferred financing costs was $1 million and $5 million, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At September 30, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(26)	$2,674

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(29)	$2,671

As of September 30, 2019, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years and thereafter are as follows (amounts in millions):

For the years ending December 31,
2019 (remaining three months)	$—
2020	—
2021	650
2022	400
2023	—
Thereafter	1,650
Total	$2,700

With the exception of the 2047 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets) at September 30, 2019, the carrying values of the Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At September 30, 2019, based on Level 2 inputs, the fair value of the 2047 Notes was $454 million.

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

12.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2018	$(629)	$23	$5	$(601)
Other comprehensive income (loss) before reclassifications	(5)	28	3	26
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(24)	(8)	(32)
Balance at September 30, 2019	$(634)	$27	$—	$(607)

	For the Nine Months Ended September 30, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2017	$(623)	$(15)	$—	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	(7)	14	4	11
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	11	—	11
Balance at September 30, 2018	$(627)	$10	$4	$(613)

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

Information on reportable segment net revenues and operating income for the three months ended September 30, 2019 and 2018, are presented below (amounts in millions):

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$209	$392	$500	$1,101
Intersegment net revenues (1)	—	2	—	2
Segment net revenues	$209	$394	$500	$1,103

Segment operating income	$26	$74	$194	$294

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$397	$627	$506	$1,530
Intersegment net revenues (1)	—	8	—	8
Segment net revenues	$397	$635	$506	$1,538

Segment operating income	$112	$189	$184	$485

Information on reportable segment net revenues and operating income for the nine months ended September 30, 2019 and 2018, are presented below (amounts in millions):

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$794	$1,113	$1,527	$3,434
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$794	$1,122	$1,527	$3,443

Segment operating income	$153	$204	$543	$900

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,047	$1,592	$1,542	$4,181
Intersegment net revenues (1)	—	14	—	14
Segment net revenues	$1,047	$1,606	$1,542	$4,195

Segment operating income	$288	$444	$543	$1,275

(1)	Intersegment revenues reflect licensing and service fees charged between segments.
Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$1,103	$1,538	$3,443	$4,195
Revenues from non-reportable segments (1)	113	128	245	246
Net effect from recognition (deferral) of deferred net revenues (2)	68	(146)	824	692
Elimination of intersegment revenues (3)	(2)	(8)	(9)	(14)
Consolidated net revenues	$1,282	$1,512	$4,503	$5,119

Reconciliation to consolidated income before income tax expense:
Segment operating income	$294	$485	$900	$1,275
Operating income (loss) from non-reportable segments (1)	5	7	10	(4)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	53	(89)	629	468
Share-based compensation expense	(27)	(55)	(127)	(166)
Amortization of intangible assets	(50)	(83)	(151)	(279)
Restructuring and related costs (4)	(28)	—	(108)	—
Consolidated operating income	247	265	1,153	1,294
Interest and other expense (income), net	(2)	13	(33)	67
Loss on extinguishment of debt	—	40	—	40
Consolidated income before income tax expense	$249	$212	$1,186	$1,187

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

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended September 30, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$179	$335	$502	$—	$(2)	$1,014
Retail channels	73	20	—	—	—	93
Other (2)	—	62	—	113	—	175
Total consolidated net revenues	$252	$417	$502	$113	$(2)	$1,282

Change in deferred revenues:
Digital online channels (1)	$(16)	$(21)	$(2)	$—	$—	$(39)
Retail channels	(27)	(2)	—	—	—	(29)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(43)	$(23)	$(2)	$—	$—	$(68)

Segment net revenues:
Digital online channels (1)	$163	$314	$500	$—	$(2)	$975
Retail channels	46	18	—	—	—	64
Other (2)	—	62	—	113	—	175
Total segment net revenues	$209	$394	$500	$113	$(2)	$1,214

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$299	$480	$505	$—	$(8)	$1,276
Retail channels	53	23	—	—	—	76
Other (2)	—	35	—	125	—	160
Total consolidated net revenues	$352	$538	$505	$125	$(8)	$1,512

Change in deferred revenues:
Digital online channels (1)	$57	$101	$1	$—	$—	$159
Retail channels	(12)	(2)	—	—	—	(14)
Other (2)	—	(2)	—	3	—	1
Total change in deferred revenues	$45	$97	$1	$3	$—	$146

Segment net revenues:
Digital online channels (1)	$356	$581	$506	$—	$(8)	$1,435
Retail channels	41	21	—	—	—	62
Other (2)	—	33	—	128	—	161
Total segment net revenues	$397	$635	$506	$128	$(8)	$1,658

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the nine months ended September 30, 2019 and 2018, were as follows (amounts in millions):

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$894	$1,081	$1,527	$—	$(9)	$3,493
Retail channels	548	51	—	—	—	599
Other (2)	—	157	—	254	—	411
Total consolidated net revenues	$1,442	$1,289	$1,527	$254	$(9)	$4,503

Change in deferred revenues:
Digital online channels (1)	$(285)	$(159)	$—	$—	$—	$(444)
Retail channels	(363)	(10)	—	—	—	(373)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(648)	$(167)	$—	$(9)	$—	$(824)

Segment net revenues:
Digital online channels (1)	$609	$922	$1,527	$—	$(9)	$3,049
Retail channels	185	41	—	—	—	226
Other (2)	—	159	—	245	—	404
Total segment net revenues	$794	$1,122	$1,527	$245	$(9)	$3,679

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,110	$1,355	$1,547	$—	$(14)	$3,998
Retail channels	707	57	—	—	—	764
Other (2)	—	124	—	233	—	357
Total consolidated net revenues	$1,817	$1,536	$1,547	$233	$(14)	$5,119

Change in deferred revenues:
Digital online channels (1)	$(234)	$79	$(5)	$—	$—	$(160)
Retail channels	(536)	(10)	—	—	—	(546)
Other (2)	—	1	—	13	—	14
Total change in deferred revenues	$(770)	$70	$(5)	$13	$—	$(692)

Segment net revenues:
Digital online channels (1)	$876	$1,434	$1,542	$—	$(14)	$3,838
Retail channels	171	47	—	—	—	218
Other (2)	—	125	—	246	—	371
Total segment net revenues	$1,047	$1,606	$1,542	$246	$(14)	$4,427

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$141	$204	$311	$—	$(1)	$655
EMEA (1)	79	124	137	113	(1)	452
Asia Pacific	32	89	54	—	—	175
Total consolidated net revenues	$252	$417	$502	$113	$(2)	$1,282

Change in deferred revenues:
Americas	$(20)	$(11)	$(2)	$—	$—	$(33)
EMEA (1)	(16)	(10)	—	—	—	(26)
Asia Pacific	(7)	(2)	—	—	—	(9)
Total change in deferred revenues	$(43)	$(23)	$(2)	$—	$—	$(68)

Segment net revenues:
Americas	$121	$193	$309	$—	$(1)	$622
EMEA (1)	63	114	137	113	(1)	426
Asia Pacific	25	87	54	—	—	166
Total segment net revenues	$209	$394	$500	$113	$(2)	$1,214

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$214	$242	$309	$13	$(4)	$774
EMEA (1)	109	172	143	112	(2)	534
Asia Pacific	29	124	53	—	(2)	204
Total consolidated net revenues	$352	$538	$505	$125	$(8)	$1,512

Change in deferred revenues:
Americas	$33	$43	$—	$—	$—	$76
EMEA (1)	8	48	1	3	—	60
Asia Pacific	4	6	—	—	—	10
Total change in deferred revenues	$45	$97	$1	$3	$—	$146

Segment net revenues:
Americas	$247	$285	$309	$13	$(4)	$850
EMEA (1)	117	220	144	115	(2)	594
Asia Pacific	33	130	53	—	(2)	214
Total segment net revenues	$397	$635	$506	$128	$(8)	$1,658

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2019 and 2018, were as follows (amounts in millions):

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$852	$613	$946	$—	$(5)	$2,406
EMEA (1)	457	400	417	254	(3)	1,525
Asia Pacific	133	276	164	—	(1)	572
Total consolidated net revenues	$1,442	$1,289	$1,527	$254	$(9)	$4,503

Change in deferred revenues:
Americas	$(390)	$(80)	$1	$—	$—	$(469)
EMEA (1)	(205)	(71)	—	(9)	—	(285)
Asia Pacific	(53)	(16)	(1)	—	—	(70)
Total change in deferred revenues	$(648)	$(167)	$—	$(9)	$—	$(824)

Segment net revenues:
Americas	$462	$533	$947	$—	$(5)	$1,937
EMEA (1)	252	329	417	245	(3)	1,240
Asia Pacific	80	260	163	—	(1)	502
Total segment net revenues	$794	$1,122	$1,527	$245	$(9)	$3,679

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,074	$716	$945	$13	$(8)	$2,740
EMEA (1)	613	497	448	220	(4)	1,774
Asia Pacific	130	323	154	—	(2)	605
Total consolidated net revenues	$1,817	$1,536	$1,547	$233	$(14)	$5,119

Change in deferred revenues:
Americas	$(439)	$43	$(3)	$—	$—	$(399)
EMEA (1)	(287)	34	(2)	13	—	(242)
Asia Pacific	(44)	(7)	—	—	—	(51)
Total change in deferred revenues	$(770)	$70	$(5)	$13	$—	$(692)

Segment net revenues:
Americas	$635	$759	$942	$13	$(8)	$2,341
EMEA (1)	326	531	446	233	(4)	1,532
Asia Pacific	86	316	154	—	(2)	554
Total segment net revenues	$1,047	$1,606	$1,542	$246	$(14)	$4,427

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)	Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 46% of consolidated net revenues for both the three months ended September 30, 2019 and 2018. The Company’s net revenues in the U.K. were 13% of consolidated net revenues for both the three months ended September 30, 2019 and 2018. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended September 30, 2019 or 2018.

The Company’s net revenues in the U.S. were 48% and 47% of consolidated net revenues for the nine months ended September 30, 2019 and 2018, respectively. The Company’s net revenues in the U.K. were 10% and 11% of consolidated net revenues for the nine months ended September 30, 2019 and 2018, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the nine months ended September 30, 2019 or 2018.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2019 and 2018, were as follows (amounts in millions):

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$214	$27	$—	$—	$—	$241
PC	29	286	28	—	(2)	341
Mobile and ancillary (1)	9	42	474	—	—	525
Other (2)	—	62	—	113	—	175
Total consolidated net revenues	$252	$417	$502	$113	$(2)	$1,282

Change in deferred revenues:
Console	$(36)	$(9)	$—	$—	$—	$(45)
PC	(7)	(14)	—	—	—	(21)
Mobile and ancillary (1)	—	—	(2)	—	—	(2)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(43)	$(23)	$(2)	$—	$—	$(68)

Segment net revenues:
Console	$178	$18	$—	$—	$—	$196
PC	22	272	28	—	(2)	320
Mobile and ancillary (1)	9	42	472	—	—	523
Other (2)	—	62	—	113	—	175
Total segment net revenues	$209	$394	$500	$113	$(2)	$1,214

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$307	$40	$—	$—	$—	$347
PC	40	414	36	—	(8)	482
Mobile and ancillary (1)	5	49	469	—	—	523
Other (2)	—	35	—	125	—	160
Total consolidated net revenues	$352	$538	$505	$125	$(8)	$1,512

Change in deferred revenues:
Console	$29	$(9)	$—	$—	$—	$20
PC	16	101	—	—	—	117
Mobile and ancillary (1)	—	7	1	—	—	8
Other (2)	—	(2)	—	3	—	1
Total change in deferred revenues	$45	$97	$1	$3	$—	$146

Segment net revenues:
Console	$336	$31	$—	$—	$—	$367
PC	56	515	36	—	(8)	599
Mobile and ancillary (1)	5	56	470	—	—	531
Other (2)	—	33	—	128	—	161
Total segment net revenues	$397	$635	$506	$128	$(8)	$1,658

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2019 and 2018, were as follows (amounts in millions):

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,222	$102	$—	$—	$—	$1,324
PC	204	909	92	—	(9)	1,196
Mobile and ancillary (1)	16	121	1,435	—	—	1,572
Other (2)	—	157	—	254	—	411
Total consolidated net revenues	$1,442	$1,289	$1,527	$254	$(9)	$4,503

Change in deferred revenues:
Console	$(563)	$(26)	$—	$—	$—	$(589)
PC	(84)	(133)	(1)	—	—	(218)
Mobile and ancillary (1)	(1)	(10)	1	—	—	(10)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(648)	$(167)	$—	$(9)	$—	$(824)

Segment net revenues:
Console	$659	$76	$—	$—	$—	$735
PC	120	776	91	—	(9)	978
Mobile and ancillary (1)	15	111	1,436	—	—	1,562
Other (2)	—	159	—	245	—	404
Total segment net revenues	$794	$1,122	$1,527	$245	$(9)	$3,679

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,597	$133	$—	$—	$—	$1,730
PC	208	1,140	118	—	(14)	1,452
Mobile and ancillary (1)	12	139	1,429	—	—	1,580
Other (2)	—	124	—	233	—	357
Total consolidated net revenues	$1,817	$1,536	$1,547	$233	$(14)	$5,119

Change in deferred revenues:
Console	$(695)	$(25)	$—	$—	$—	$(720)
PC	(76)	96	—	—	—	20
Mobile and ancillary (1)	1	(2)	(5)	—	—	(6)
Other (2)	—	1	—	13	—	14
Total change in deferred revenues	$(770)	$70	$(5)	$13	$—	$(692)

Segment net revenues:
Console	$902	$108	$—	$—	$—	$1,010
PC	132	1,236	118	—	(14)	1,472
Mobile and ancillary (1)	13	137	1,424	—	—	1,574
Other (2)	—	125	—	246	—	371
Total segment net revenues	$1,047	$1,606	$1,542	$246	$(14)	$4,427

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At September 30, 2019	At December 31, 2018
Long-lived assets (1) by geographic region:
Americas	$179	$203
EMEA	58	62
Asia Pacific	12	17
Total long-lived assets by geographic region	$249	$282

(1)
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets; all other long-term assets are not allocated by location.

14.    Restructuring

On February 12, 2019, the Company committed to a Board-authorized restructuring plan under which the Company aims to refocus its resources on its largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of the business. We have been, and will continue:

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

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet (amounts in millions):

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2018	$—	$—	$—	$—
Costs charged to expense	43	—	14	57
Cash payments	(11)	—	(1)	(12)
Non-cash charge adjustment (1)	—	—	(11)	(11)
Balance at March 31, 2019	$32	$—	$2	$34
Costs charged to expense	9	9	4	22
Cash payments	(15)	—	(5)	(20)
Non-cash charge adjustment (1)	—	(9)	—	(9)
Balance at June 30, 2019	$26	$—	$1	$27
Costs charged to expense	5	13	6	24
Cash payments	(8)	—	(3)	(11)
Non-cash charge adjustment (1)	—	(13)	—	(13)
Balance at September 30, 2019	$23	$—	$4	$27

(1)
Adjustments relate to non-cash charges included in “Costs charged to expense” for the write-down of assets from canceled projects during the three months ended March 31, 2019, and the write-down of lease facility assets, inclusive of lease right-of-use assets and associated fixed assets, that were vacated during the three months ended June 30, 2019 and September 30, 2019.

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Activision	$1	$12
Blizzard	12	52
King	4	17
Other segments (1)	7	23
Total	$24	$104

(1)
Includes charges related to operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes restructuring charges for our corporate and administrative functions.

During the three months ended September 30, 2019, we also recorded $4 million to write-down inventory resulting from changes to certain of our consumer product activities as part of our restructuring actions, whereby those activities will now operate under a licensing business model rather than being direct sales. This write-down is recorded within “Cost of revenues—product sales: Product costs” in our condensed consolidated statement of operations.

We expect to incur aggregate pre-tax restructuring charges of approximately $150 million in 2019 associated with the restructuring plan, which includes the inventory write-down discussed above. These charges will primarily relate to severance (approximately 55% of the aggregate charge), including, in many cases, amounts above those that are legally required, facilities costs (approximately 20% of the aggregate charge), and other asset write-downs and costs (approximately 25% of the aggregate charge). A majority of the total pre-tax charge associated with the restructuring will be paid in cash using amounts on hand and the outlays are expected to be largely incurred throughout 2019, with the remainder continuing into 2020.

The total expected pre-tax restructuring charges related to the restructuring plan by segment, inclusive of amounts already incurred, are presented below (amounts in millions):

Year Ending December 31, 2019
Activision	$15
Blizzard	66
King	27
Other segments (1)	42
Total	$150

(1)
Includes charges related to operating segments managed outside the reportable segments, including our Studios and Distribution businesses. Also includes restructuring charges for our corporate and administrative functions.

15.	Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$(20)	$(17)	$(61)	$(50)
Interest expense from debt and amortization of debt discount and deferred financing costs	23	33	68	118
Unrealized gain on equity investment	—	—	(38)	—
Other expense (income), net	(5)	(3)	(2)	(1)
Interest and other expense (income), net	$(2)	$13	$(33)	$67

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

The income tax expense of $45 million for the three months ended September 30, 2019, reflects an effective tax rate of 18%, which is higher than the effective tax rate of (23)% for the three months ended September 30, 2018. The increase is primarily due to a discrete tax benefit recognized in the prior year in connection with adjustments made to the provisional amounts initially recorded in connection with tax reform legislation known as the Tax Cuts and Jobs Act enacted in December 22, 2017 (the “U.S. Tax Reform Act”), lower excess tax benefits from share-based payments in the current year, and an increase in U.S. tax on foreign earnings.

The income tax expense of $208 million for the nine months ended September 30, 2019, reflects an effective tax rate of 18%, which is higher than the effective tax rate of 2% for the nine months ended September 30, 2018. The increase is due to a discrete tax benefit recognized in the prior year in connection with an audit settlement with the Internal Revenue Service (“IRS”), a discrete tax benefit recognized in the prior year in connection with adjustments made to the provisional amounts initially recorded in connection with the U.S. Tax Reform Act, and lower excess tax benefits from share-based payments in the current year. This increase was partially offset by a valuation allowance recorded in the prior year with regard to California research and development credit carryforwards (“CA R&D Credits”).

The effective tax rate of 18% for both the three and nine months ended September 30, 2019, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower statutory rates as compared to domestic earnings, which is partially offset by U.S. tax on foreign earnings, and the recognition of federal research and development credits.

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

In December 2018, we received a decision from the Swedish Tax Agency (“STA”) informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year (“Initial Decision”). The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $359 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA (“Reassessment”) which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our condensed consolidated financial statements.

In December 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $625 million). We disagree with the proposed assessment and continue to vigorously contest it. We believe our tax provisions at September 30, 2019, were appropriate. Until such time as this matter is ultimately resolved we could be subject to significant additional tax liabilities. In addition to the risk of additional tax for the 2011 through 2013 tax years, if the FTA were to seek adjustments of a similar nature for subsequent years, we could be subject to significant additional tax liabilities.

In October 2019, we completed an intra-entity transfer of certain intellectual property rights to one of our subsidiaries in the U.K. The transfer did not result in a taxable gain; however, our U.K. subsidiary received a step-up in tax basis. We are currently assessing the tax impacts associated with this transfer, including its impact to deferred taxes. We expect to record a one-time benefit for the recognition of a deferred tax asset in the U.K. related to the amortizable tax basis in the transferred intellectual property, partially offset by a related deferred tax liability for U.S. taxes on foreign earnings. The net tax impact of this intra-entity asset transfer will be recorded in the quarter ending December 31, 2019. While this one-time impact may be material to our financial statements, we do not expect the transfer to materially affect cash taxes or operating cash flows in 2019.

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

17.    Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Consolidated net income	$204	$260	$978	$1,162
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	767	763	766	761
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	4	8	4	10
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	771	771	770	771

Basic earnings per common share	$0.27	$0.34	$1.28	$1.53
Diluted earnings per common share	$0.26	$0.34	$1.27	$1.51

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units and options with performance measures not yet met	4	6	3	6
Anti-dilutive employee stock options	6	1	6	2

18.    Capital Transactions

Repurchase Program

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019, until the earlier of February 13, 2021, and a determination by the Board of Directors to discontinue the repurchase program. As of September 30, 2019, we have not repurchased any shares under this program.

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

19.    Commitments and Contingencies

Legal Proceedings

We are party to routine claims, suits, investigations, audits, and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

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
Our Segments
Based on our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”), is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties, as well as some licensed properties. Activision’s key product franchise is Call of Duty®, a first-person shooter for the console and PC platforms. Also, on October 1, 2019, in collaboration with Tencent, Activision released Call of Duty: Mobile for the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS.

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

(iii) King Digital Entertainment

King Digital Entertainment (“King”) is a leading global developer and publisher of interactive entertainment content and services, particularly for the mobile platform, including for Google’s Android and Apple’s iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.

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

Business Results and Highlights

Financial Results

For the three months ended September 30, 2019:

•
consolidated net revenues decreased 15% to $1.28 billion, and consolidated operating income decreased 7% to $247 million, as compared to consolidated net revenues of $1.51 billion and consolidated operating income of $265 million for the three months ended September 30, 2018;

•
revenues from digital online channels were $1.01 billion, or 79% of consolidated net revenues, as compared to $1.28 billion, or 84% of consolidated net revenues, for the three months ended September 30, 2018;

•	operating margin was 19.3%, which includes $28 million in restructuring and related costs, as compared to 17.5% for the three months ended September 30, 2018;

•
consolidated net income decreased 22% to $204 million, as compared to $260 million for the three months ended September 30, 2018; net income for the 2018 period included $72 million of net tax benefits from discrete tax items primarily related to updates to our accounting for the Tax Cuts and Jobs Act (see “Consolidated Results” discussion below for additional details); and

•	diluted earnings per common share decreased 24% to $0.26, as compared to $0.34 for the three months ended September 30, 2018.

For the nine months ended September 30, 2019:

•
consolidated net revenues decreased 12% to $4.50 billion, and consolidated operating income decreased 11% to $1.15 billion, as compared to consolidated net revenues of $5.12 billion and consolidated operating income of $1.29 billion for the nine months ended September 30, 2018;

•
revenues from digital online channels were $3.49 billion, or 78% of consolidated net revenues, as compared to $4.00 billion, or 78% of consolidated net revenues, for the nine months ended September 30, 2018;

•	operating margin was 25.6%, which includes $108 million in restructuring and related costs, as compared to 25.3% for the nine months ended September 30, 2018;

•	cash flows from operating activities were $913 million, an increase of 15%, as compared to $791 million for the nine months ended September 30, 2018;

•
consolidated net income decreased 16% to $978 million, as compared to $1.16 billion for the nine months ended September 30, 2018; net income for the 2018 period included $97 million of net tax benefits from several discrete tax items (see “Consolidated Results” discussion below for additional details); and

•	diluted earnings per common share decreased 16% to $1.27, as compared to $1.51 for the nine months ended September 30, 2018.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and then recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended September 30, 2019, include a net effect of $68 million and $53 million, respectively, from the recognition of deferred net revenues and related cost of revenues. Net revenues and operating income for the nine months ended September 30, 2019, include a net effect of $824 million and $629 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Content Release and Event Highlights

During the three months ended September 30, 2019, Activision released SpyroTM Reignited Trilogy on Nintendo Switch and PC, and Blizzard released World of Warcraft® Classic, a re-creation of the pre-expansion version of the game, and the latest expansions to Hearthstone—Saviors of UldumTM and Tombs of TerrorTM .

Operating Metrics

The following operating metrics are key performance indicators that we use to evaluate our business.

Net bookings and In-game net bookings

We monitor net bookings as a key operating metric in evaluating the performance of our business. Net bookings is the net amount of products and services sold digitally or sold-in physically in the period, and includes license fees, merchandise, and publisher incentives, among others. Net bookings is equal to net revenues excluding the impact from deferrals. In-game net bookings primarily includes the net amount of downloadable content and microtransactions sold during the period, and is equal to in-game net revenues excluding the impact from deferrals.

Net bookings and in-game net bookings were as follows (amounts in millions):

	September 30, 2019	September 30, 2018	Increase (Decrease)
Net bookings
Three Months Ended	$1,214	$1,658	$(444)
Nine Months Ended	$3,679	$4,427	$(748)
In-game net bookings
Three Months Ended	$709	$1,032	$(323)
Nine Months Ended	$2,281	$2,999	$(718)

Net bookings

Q3 2019 vs. Q3 2018

The decrease in net bookings for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•
a decrease in Blizzard net bookings of $241 million driven by (1) overall lower net bookings from World of Warcraft expansion and in-game content sales, primarily due to World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2019, (although subscription revenues remained relatively comparable to the prior-year period due to the release of World of Warcraft Classic in August 2019), and (2) lower net bookings from Hearthstone, primarily due to lower net bookings from the Saviors of Uldum expansion, which was released in August 2019, as compared to the Boomsday™ expansion, which was released in August 2018; and

•
a decrease in Activision net bookings of $188 million driven by (1) lower net bookings from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018), and (2) lower net bookings from the Call of Duty franchise catalog titles.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net bookings for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•
a decrease in Blizzard net bookings of $484 million driven by (1) lower net bookings from World of Warcraft, primarily due to the launch of World of Warcraft: Battle for Azeroth, and (2) lower net bookings from Overwatch; and

•
a decrease in Activision net bookings of $253 million driven by (1) lower net bookings from the Destiny franchise and (2) lower net bookings from the Call of Duty franchise catalog titles, partially offset by net bookings from SekiroTM: Shadows Die Twice, which was released in March 2019.

In-game net bookings

Q3 2019 vs. Q3 2018

The decrease in in-game net bookings for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease in Blizzard and Activision in-game net bookings of $183 million and $113 million, respectively, due to the same drivers discussed for net bookings above.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in in-game net bookings for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•
a decrease in Blizzard in-game net bookings of $400 million driven by (1) lower in-game net bookings from World of Warcraft, primarily due to the launch of World of Warcraft: Battle for Azeroth, and (2) lower in-game net bookings from Overwatch and Hearthstone; and

•
a decrease in Activision in-game net bookings of $254 million driven by (1) lower in-game net bookings from the Destiny franchise and (2) lower in-game net bookings from the Call of Duty franchise, primarily driven by catalog titles.

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

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Activision	36	37	41	53	46	45
Blizzard	33	32	32	35	37	37
King	247	258	272	268	262	270
Total	316	327	345	356	345	352
Average MAUs decreased by 11 million, or 3%, for the three months ended September 30, 2019, as compared to the three months ended June 30, 2019, primarily driven by a decrease in average MAUs for King. The decrease in King’s average MAUs is primarily due to decreases from the Candy Crush franchise. The slight increase in Blizzard’s average MAUs is due to an increase in average MAUs for World of Warcraft, largely offset by lower average MAUs for Hearthstone.

Average MAUs decreased by 29 million, or 8%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The year-over-year decrease in average MAUs is due to:

•
decreases across King’s various franchises, other than Candy Crush, primarily from less engaged users leaving the network, partially offset by an increase in average MAUs for the Candy Crush franchise, primarily driven by the launch of Candy Crush Friends SagaTM in the fourth quarter of 2018;

•	lower average MAUs for Activision, primarily due to the absence of Destiny MAUs in our operating metric and lower average MAUs from the Call of Duty franchise; and

•	lower average MAUs for Blizzard, primarily due to lower average MAUs for Hearthstone and Overwatch.

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
The wide adoption of smart phones globally and the free-to-play business model on those platforms has increased the total addressable audience for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than console and PC gaming, and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games, and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment from our franchises, such as the October 2019 launch of Call of Duty: Mobile.

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

For example, as part of our efforts to take advantage of esports opportunities, we have sold rights for 20 teams that are participating in the Overwatch League, which recently completed its second season. Additionally, we have sold the first 12 teams for the Call of Duty League.

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

In addition to investing in, and developing sequels and content for, our top franchises, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. For example, in 2014, we released Hearthstone, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence on the mobile platform, in 2016, we acquired King. We also have mobile titles in development based on Activision’s and Blizzard’s intellectual property, such as the recently released Call of Duty: Mobile and previously announced Diablo ImmortalTM.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Net revenues
Product sales	$260	20%	$263	17%	$1,276	28%	$1,447	28%
Subscription, licensing, and other revenues	1,022	80	1,249	83	3,227	72	3,672	72
Total net revenues	1,282	100	1,512	100	4,503	100	5,119	100

Costs and expenses
Cost of revenues—product sales:
Product costs	137	53	127	48	388	30	416	29
Software royalties, amortization, and intellectual property licenses	9	3	20	8	171	13	214	15
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	246	24	257	21	714	22	777	21
Software royalties, amortization, and intellectual property licenses	50	5	109	9	164	5	278	8
Product development	210	16	263	17	702	16	776	15
Sales and marketing	182	14	263	17	580	13	741	14
General and administrative	177	14	208	14	527	12	623	12
Restructuring and related costs	24	2	—	—	104	2	—	—
Total costs and expenses	1,035	81	1,247	82	3,350	74	3,825	75

Operating income	247	19	265	18	1,153	26	1,294	25
Interest and other expense (income), net	(2)	—	13	1	(33)	(1)	67	1
Loss on extinguishment of debt (1)	—	—	40	3	—	—	40	1
Income before income tax expense (benefit)	249	19	212	14	1,186	26	1,187	23
Income tax expense (benefit)	45	4	(48)	(3)	208	5	25	—
Net income	$204	16%	$260	17%	$978	22%	$1,162	23%

(1)
Represents the loss on extinguishment of debt we recognized in connection with our debt financing activities during the nine months ended September 30, 2018. The loss on extinguishment is comprised of a $25 million premium payment and a $15 million write-off of unamortized discount and deferred financing costs.

Consolidated Net Revenues

The following table summarizes our consolidated net revenues, in-game net revenues, and increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Consolidated net revenues	$1,282	$1,512	$(230)	(15)%	$4,503	$5,119	$(616)	(12)%
In-game net revenues (1)	734	994	(260)	(26)%	2,479	3,016	(537)	(18)%
Net effect from recognition (deferral) of deferred net revenues	68	(146)	214		824	692	132

(1)	In-game net revenues primarily includes the net amount of revenue recognized for downloadable content and microtransactions during the period.

Consolidated Net Revenues

Q3 2019 vs. Q3 2018

The decrease in consolidated net revenues and in-game net revenues for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	a decrease in Blizzard revenues recognized of $121 million, primarily due to lower revenues recognized from World of Warcraft; and

•
a decrease in Activision revenues recognized of $100 million, primarily due to lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

YTD Q3 2019 vs. YTD Q3 2018

The decrease in consolidated net revenues and in-game net revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•
a decrease in Activision revenues recognized of $375 million, primarily due to (1) lower revenues recognized from the Destiny franchise and (2) lower revenues recognized from the Call of Duty franchise catalog titles, partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019; and

•	a decrease in Blizzard revenues recognized of $247 million, primarily due to lower revenues recognized from Overwatch.

In-game Net Revenues

Q3 2019 vs. Q3 2018

The decrease in in-game net revenues for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease in Blizzard and Activision in-game revenues recognized of $121 million and $116 million, respectively, due to the same drivers discussed for consolidated net revenues above.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in in-game net revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	a decrease in Blizzard in-game revenues recognized of $250 million, primarily due to lower in-game revenues recognized from Overwatch and Hearthstone; and

•	a decrease in Activision in-game revenues recognized of $219 million, primarily due to lower in-game revenues recognized from the Destiny franchise.

Change in Deferred Revenues Recognized

Q3 2019 vs. Q3 2018

The increase in net deferred revenues recognized for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to (1) an increase of $120 million in net deferred revenues recognized from Blizzard, primarily due to the prior year period including a net deferral of revenues from World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2019 and (2) an increase of $88 million in net deferred revenues recognized from Activision, primarily due to lower net deferral of revenues from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

YTD Q3 2019 vs. YTD Q3 2018

The increase in net deferred revenues recognized for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to an increase of $237 million in net deferred revenues recognized from Blizzard, primarily due to higher net deferred revenues recognized for World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017. The increase from Blizzard was partially offset by a decrease of $122 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from the Destiny franchise.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $27 million and $133 million on our consolidated net revenues for the three and nine months ended September 30, 2019, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on reportable segment net revenues and operating income for the three and nine months ended September 30, 2019 and 2018, are presented below (amounts in millions):

	Three Months Ended September 30, 2019				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$209	$392	$500	$1,101	$(188)	$(235)	$(6)	$(429)
Intersegment net revenues (1)	—	2	—	2	—	(6)	—	(6)
Segment net revenues	$209	$394	$500	$1,103	$(188)	$(241)	$(6)	$(435)

Segment operating income	$26	$74	$194	$294	$(86)	$(115)	$10	$(191)

	Three Months Ended September 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$397	$627	$506	$1,530
Intersegment net revenues (1)	—	8	—	8
Segment net revenues	$397	$635	$506	$1,538

Segment operating income	$112	$189	$184	$485

	Nine Months Ended September 30, 2019				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$794	$1,113	$1,527	$3,434	$(253)	$(479)	$(15)	$(747)
Intersegment net revenues (1)	—	9	—	9	—	(5)	—	(5)
Segment net revenues	$794	$1,122	$1,527	$3,443	$(253)	$(484)	$(15)	$(752)

Segment operating income	$153	$204	$543	$900	$(135)	$(240)	$—	$(375)

	Nine Months Ended September 30, 2018
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,047	$1,592	$1,542	$4,181
Intersegment net revenues (1)	—	14	—	14
Segment net revenues	$1,047	$1,606	$1,542	$4,195

Segment operating income	$288	$444	$543	$1,275

(1)	Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$1,103	$1,538	$3,443	$4,195
Revenues from non-reportable segments (1)	113	128	245	246
Net effect from recognition (deferral) of deferred net revenues	68	(146)	824	692
Elimination of intersegment revenues (2)	(2)	(8)	(9)	(14)
Consolidated net revenues	$1,282	$1,512	$4,503	$5,119

Reconciliation to consolidated income before income tax expense:
Segment operating income	$294	$485	$900	$1,275
Operating income (loss) from non-reportable segments (1)	5	7	10	(4)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	53	(89)	629	468
Share-based compensation expense	(27)	(55)	(127)	(166)
Amortization of intangible assets	(50)	(83)	(151)	(279)
Restructuring and related costs (3)	(28)	—	(108)	—
Consolidated operating income	247	265	1,153	1,294
Interest and other expense (income), net	(2)	13	(33)	67
Loss on extinguishment of debt	—	40	—	40
Consolidated income before income tax expense	$249	$212	$1,186	$1,187

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

Segment Net Revenues

Activision

Q3 2019 vs. Q3 2018

The decrease in Activision’s net revenues for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	lower revenues from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018);

•	lower revenues from the Call of Duty franchise catalog titles; and

•	lower revenues from Crash Bandicoot™ N. Sane Trilogy, which was released on the Xbox One, PC, and Nintendo Switch in June 2018.

The decrease was partially offset by:

•	revenues from Crash Team Racing Nitro-Fueled, which was released in June 2019; and

•	higher revenues from the Spyro Reignited Trilogy, which was released on Nintendo Switch in September 2019, after having been released on Playstation 4 and Xbox One in November 2018.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in Activision’s net revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues from the Destiny franchise;

•	lower revenues from Call of Duty franchise catalog titles;

•	lower revenues from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	lower revenues from Crash Bandicoot N. Sane Trilogy.

The decrease was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019, and Crash Team Racing Nitro-Fueled.

Blizzard

Q3 2019 vs. Q3 2018

The decrease in Blizzard’s net revenues for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•
overall lower revenues from World of Warcraft, primarily due to World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2019 (although subscription revenues remained relatively comparable to the prior-year period due to the release of World of Warcraft Classic in August 2019);

•
lower revenues from Hearthstone, primarily due to lower revenues from the Saviors of Uldum expansion, which was released in August 2019, as compared to the Boomsday™ expansion, which was released in August 2018; and

•	lower revenues from Overwatch.

The decrease was partially offset by higher revenues from the Overwatch League.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in Blizzard’s net revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues from World of Warcraft, primarily due to World of Warcraft: Battle for Azeroth;

•	lower revenues from Overwatch; and

•	lower revenues from Hearthstone.

King

Q3 2019 vs. Q3 2018

King’s net revenues for the three months ended September 30, 2019, were roughly equal to net revenues for the three months ended September 30, 2018, as lower in-game revenues from player purchases were largely offset by an increase in advertising revenues.

YTD Q3 2019 vs. YTD Q3 2018

King’s net revenues for the nine months ended September 30, 2019, were roughly equal to net revenues for the nine months ended September 30, 2018 due to the same driver and offsetting factor discussed above.

Segment Income from Operations

Activision

Q3 2019 vs. Q3 2018

The decrease in Activision’s operating income for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower revenues, as discussed above. The decrease was partially offset by lower operating costs associated with the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

YTD Q3 2019 vs. YTD Q3 2018

The decrease in Activision’s operating income for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues, as discussed above; and

•	an increase in bad debt provisions.

The decrease was partially offset by lower cost of revenues and operating costs, primarily associated with the Destiny franchise, which were partially offset by costs related to the current year releases of Sekiro: Shadows Die Twice and Crash Team Racing Nitro-Fueled in March and June 2019, respectively.

Blizzard

Q3 2019 vs. Q3 2018

The decrease in Blizzard’s operating income for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower revenues, as discussed above. The decrease is partially offset by:

•	lower spending on sales and marketing, primarily driven by lower marketing for esports initiatives and World of Warcraft;

•	lower software amortization from World of Warcraft, primarily due to World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2019; and

•	higher capitalization of software development costs due to the timing of game development cycles.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in Blizzard’s operating income for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to lower revenues, as discussed above. The decrease is partially offset by:

•	lower spending on sales and marketing, primarily driven by lower marketing for esports initiatives, Overwatch, and World of Warcraft;

•	lower personnel costs;

•	lower software amortization from World of Warcraft, primarily due to World of Warcraft: Battle for Azeroth; and

•	lower service provider fees, such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

King

Q3 2019 vs. Q3 2018

The increase in King’s operating income for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, despite the slight decrease in revenues, was primarily due to:

•	lower service provider fees, primarily digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms); and

•	lower product development costs.

YTD Q3 2019 vs. YTD Q3 2018

King’s operating income for the nine months ended September 30, 2019, was flat as compared to the nine months ended September 30, 2018, due to:

•	lower revenues, as discussed above; and

•	higher sales and marketing costs driven by the Candy Crush franchise, in part due to the launch of Candy Crush Friends Saga in October 2018.

The impacts from above were offset by:

•	lower service provider fees, such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees; and

•	lower personnel costs.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $20 million and $92 million on reportable segment net revenues for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,014	$1,276	$(262)	$3,493	$3,998	$(505)
Retail channels	93	76	17	599	764	(165)
Other (2)	175	160	15	411	357	54
Total consolidated net revenues	$1,282	$1,512	$(230)	$4,503	$5,119	$(616)

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Digital Online Channel Net Revenues

Q3 2019 vs. Q3 2018

The decrease in net revenues from digital online channels for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018); and

•	lower revenues recognized from World of Warcraft.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net revenues from digital online channels for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues recognized from Overwatch.

Retail Channel Net Revenues

Q3 2019 vs. Q3 2018

The increase in net revenues from retail channels for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	revenues recognized from Crash Team Racing Nitro-Fueled, which was released in June 2019; and

•	higher revenues from the Spyro Reignited Trilogy, which was released on Nintendo Switch in September 2019, after having been released on Playstation 4 and Xbox One in November 2018.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net revenues from retail channels for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017;

•	lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018); and

•	lower revenues from Crash Bandicoot N. Sane Trilogy, which was released on the Xbox One, PC, and Nintendo Switch in June 2018.

The decrease was partially offset by:

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019; and

•	revenues recognized from Crash Team Racing Nitro-Fueled.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net revenues by geographic region:
Americas	$655	$774	$(119)	$2,406	$2,740	$(334)
EMEA (1)	452	534	(82)	1,525	1,774	(249)
Asia Pacific	175	204	(29)	572	605	(33)
Consolidated net revenues	$1,282	$1,512	$(230)	$4,503	$5,119	$(616)

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q3 2019 vs. Q3 2018

The decrease in net revenues from the Americas region for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net revenues from the Americas region for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to lower revenues recognized from the Destiny franchise.

EMEA

Q3 2019 vs. Q3 2018

The decrease in net revenues from the EMEA region for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues recognized from World of Warcraft.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net revenues from the EMEA region for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise; and

•
lower revenues recognized from the Call of Duty franchise, primarily driven by lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

Asia Pacific

Q3 2019 vs. Q3 2018

The decrease in net revenues from the Asia Pacific region for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to lower revenues recognized from Hearthstone.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net revenues from the Asia Pacific region for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to lower revenues recognized from the Destiny franchise.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net revenues by platform:
Console	$241	$347	$(106)	$1,324	$1,730	$(406)
PC	341	482	(141)	1,196	1,452	(256)
Mobile and ancillary (1)	525	523	2	1,572	1,580	(8)
Other (2)	175	160	15	411	357	54
Total consolidated net revenues	$1,282	$1,512	$(230)	$4,503	$5,119	$(616)

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)	Net revenues from “Other” include revenues from our Studios and Distribution businesses, as well as revenues from MLG and the Overwatch League.

Console

Q3 2019 vs. Q3 2018

The decrease in net revenues from the console platform for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018);

•	lower revenues recognized from the Call of Duty franchise catalog titles;

•	lower revenues recognized from Overwatch;

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	lower revenues from Crash Bandicoot N. Sane Trilogy which was released on the Xbox One, PC, and Nintendo Switch in June 2018.

The decrease was partially offset by:

•	revenues recognized from Crash Team Racing Nitro-Fueled, which was released in June 2019; and

•	higher revenues from the Spyro Reignited Trilogy, which was released on Nintendo Switch in September 2019, after having been released on Playstation 4 and Xbox One in November 2018.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net revenues from the console platform for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise;

•	lower revenues recognized from Call of Duty franchise catalog titles; and

•	lower revenues recognized from Call of Duty: Black Ops 4, as compared to Call of Duty: WWII.

The decrease was partially offset by revenues from Sekiro: Shadows Die Twice, which was released in March 2019.

PC

Q3 2019 vs. Q3 2018

The decrease in net revenues from the PC platform for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from World of Warcraft;

•	lower revenues recognized from Hearthstone;

•	lower revenues recognized from Overwatch; and

•	lower revenues recognized from the Destiny franchise.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in net revenues from the PC platform for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise;

•	lower revenues recognized from Overwatch; and

•	lower revenues recognized from Hearthstone.

Mobile and Ancillary

Q3 2019 vs. Q3 2018

Net revenues from mobile and ancillary for the three months ended September 30, 2019, were roughly flat as compared to net revenues for the three months ended September 30, 2018.

YTD Q3 2019 vs. YTD Q3 2018

Net revenues from mobile and ancillary for the nine months ended September 30, 2019, were roughly flat as compared to net revenues for the nine months ended September 30, 2018.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended September 30, 2019	% of associated net revenues	Three Months Ended September 30, 2018	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$137	53%	$127	48%	$10
Software royalties, amortization, and intellectual property licenses	9	3	20	8	(11)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	246	24	257	21	(11)
Software royalties, amortization, and intellectual property licenses	50	5	109	9	(59)
Total cost of revenues	$442	34%	$513	34%	$(71)

	Nine Months Ended September 30, 2019	% of associated net revenues	Nine Months Ended September 30, 2018	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$388	30%	$416	29%	$(28)
Software royalties, amortization, and intellectual property licenses	171	13	214	15	(43)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	714	22	777	21	(63)
Software royalties, amortization, and intellectual property licenses	164	5	278	8	(114)
Total cost of revenues	$1,437	32%	$1,685	33%	$(248)

Cost of Revenues—Product Sales:

Q3 2019 vs. Q3 2018

The increase in product costs for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was in line with the increase in retail revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease of $8 million in software amortization and royalties from Activision, driven by the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

YTD Q3 2019 vs. YTD Q3 2018

The decrease in product costs for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was in line with the decrease in product sales.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease of $56 million in software amortization and royalties from Activision, driven by the Destiny franchise. This decrease was partially offset by:

•	higher software amortization and royalties for Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017; and

•	software amortization and royalties from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2018.

The decrease from Activision was partially offset by an increase of $12 million in software amortization and royalties from Blizzard, driven by the release of World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q3 2019 vs. Q3 2018

The decrease in game operations and distribution costs for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease of $18 million in service provider fees such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	a decrease of $34 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King;

•	lower software amortization and royalties from Activision of $14 million, driven by the Destiny franchise; and

•	lower amortization of capitalized film costs of $12 million given the release of the third season of the animated TV series, Skylanders Academy, in September 2018, with no comparable release in 2019.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in game operations and distribution costs for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a decrease of $50 million in service provider fees such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	a decrease of $83 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King;

•	lower software amortization and royalties from Activision of $22 million, driven by the Destiny franchise; and

•	lower amortization of capitalized film costs of $12 million given the release of the third season of the animated TV series, Skylanders Academy, in September 2018, with no comparable release in 2019.

Product Development (amounts in millions)

	September 30, 2019	% of consolidated net revenues	September 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$210	16%	$263	17%	$(53)
Nine Months Ended	$702	16%	$776	15%	$(74)

Q3 2019 vs. Q3 2018

The decrease in product development costs for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to:

•	lower product development costs for existing and upcoming title releases of $33 million, primarily due to lower personnel costs; and

•	lower product development costs from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

YTD Q3 2019 vs. YTD Q3 2018

The decrease in product development costs for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•	lower product development costs for existing and upcoming title releases of $66 million, primarily due to lower personnel costs; and

•	lower product development costs from the Destiny franchise.

Sales and Marketing (amounts in millions)

	September 30, 2019	% of consolidated net revenues	September 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$182	14%	$263	17%	$(81)
Nine Months Ended	$580	13%	$741	14%	$(161)

Q3 2019 vs. Q3 2018

The decrease in sales and marketing expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a decrease of $81 million in marketing spending and personnel costs, primarily associated with lower marketing costs for the Destiny, World of Warcraft, and Call of Duty franchises, and esports initiatives.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in sales and marketing expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•
a decrease of $130 million in marketing spending and personnel costs, primarily associated with lower marketing costs for esports initiatives, the Destiny franchise, and Overwatch, partially offset by higher marketing costs for the Candy Crush franchise; and

•	a decrease of $44 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018.

General and Administrative (amounts in millions)

	September 30, 2019	% of consolidated net revenues	September 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$177	14%	$208	14%	$(31)
Nine Months Ended	$527	12%	$623	12%	$(96)

Q3 2019 vs. Q3 2018

The decrease in general and administrative expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to a $22 million decrease in personnel costs.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in general and administrative expenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to a $69 million decrease in personnel costs.

Restructuring and related costs (amounts in millions)

	September 30, 2019	% of consolidated net revenues	September 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$24	2%	$—	—%	$24
Nine Months Ended	$104	2%	$—	—%	$104

On February 12, 2019, the Company committed to a Board-authorized restructuring plan under which the Company aims to refocus its resources on its largest opportunities and remove unnecessary levels of complexity and duplication from certain parts of the business. Since the roll out of the plan, we have been, and will continue focusing on these goals. The restructuring and related costs incurred during the three and nine months ended September 30, 2019, relate primarily to severance costs, write-downs of lease facility assets, and the write-downs of other assets that will no longer be used. Refer to Note 14 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	September 30, 2019	% of consolidated net revenues	September 30, 2018	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$(2)	—%	$13	1%	$(15)
Nine Months Ended	$(33)	(1)%	$67	1%	$(100)

Q3 2019 vs. Q3 2018

The decrease in interest and other expense (income), net, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to an $11 million decrease in interest expense and amortization of deferred financing costs associated with our debt obligations, due to a decrease in our total debt outstanding as a result of our debt redemptions and repayment activities during 2018.

YTD Q3 2019 vs. YTD Q3 2018

The decrease in interest and other expense (income), net, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to:

•
a $49 million decrease in interest expense and amortization of deferred financing costs associated with our debt obligations, reflecting a decrease in our total debt outstanding as a result of our debt redemptions and repayment activities during 2018;

•
a $38 million gain recognized as a result of adjusting a cost-method equity investment to fair value, with no comparable activity in the prior period (refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q); and

•	an $11 million increase in interest income due to our cash and cash equivalent balances earning interest at higher rates, along with an overall higher cash balance, in 2019 as compared to 2018.

Income Tax Expense (amounts in millions)

	September 30, 2019	% of pretax income	September 30, 2018	% of pretax income	Increase (Decrease)
Three Months Ended	$45	18%	$(48)	(23)%	$93
Nine Months Ended	$208	18%	$25	2%	$183

The income tax expense of $45 million for the three months ended September 30, 2019, reflects an effective tax rate of 18%, which is higher than the effective tax rate of (23)% for the three months ended September 30, 2018. The increase is primarily due to a discrete tax benefit recognized in the prior year in connection with adjustments made to the provisional amounts initially recorded in connection with tax reform legislation known as the Tax Cuts and Jobs Act enacted in December 22, 2017 (the “U.S. Tax Reform Act”), lower excess tax benefits from share-based payments in the current year, and an increase in U.S. tax on foreign earnings.

The income tax expense of $208 million for the nine months ended September 30, 2019, reflects an effective tax rate of 18%, which is higher than the effective tax rate of 2% for the nine months ended September 30, 2018. The increase is due to a discrete tax benefit recognized in the prior year in connection with an audit settlement with the Internal Revenue Service (“IRS”), a discrete tax benefit recognized in the prior year in connection with adjustments made to the provisional amounts initially recorded in connection with the U.S. Tax Reform Act, and lower excess tax benefits from share-based payments in the current year. This increase was partially offset by a valuation allowance recorded in the prior year with regard to California research and development credit carryforwards (“CA R&D Credits”).

The effective tax rate of 18% for both the three and nine months ended September 30, 2019, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower statutory rates as compared to domestic earnings, which is partially offset by U.S. tax on foreign earnings, and the recognition of federal research and development credit.

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

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $4.9 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as potential dividend payments or share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of September 30, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.3 billion, as compared to $1.4 billion as of December 31, 2018. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	September 30, 2019	December 31, 2018	Increase (Decrease)
Cash and cash equivalents	$4,939	$4,225	$714
Short-term investments	7	155	(148)
	$4,946	$4,380	$566
Percentage of total assets	28%	24%

	For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$913	$791	$122
Net cash provided by (used in) investing activities	79	(160)	239
Net cash used in financing activities	(251)	(2,020)	1,769
Effect of foreign exchange rate changes	(24)	(15)	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	$717	$(1,404)	$2,121

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

Net cash provided by operating activities for the nine months ended September 30, 2019, was $913 million, as compared to $791 million for the nine months ended September 30, 2018. The increase was primarily due to changes in our working capital resulting from the timing of collections and payments and lower cash spent to support the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018). This increase was partially offset by lower net income and a decrease in non-cash adjustments to net income, primarily due to lower amortization on intangible assets related to King and lower amortization of capitalized software development costs and intellectual property licenses for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Net Cash Provided by (Used in) Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash provided by investing activities for the nine months ended September 30, 2019, was $79 million, as compared to net cash used in investing activities of $160 million for the nine months ended September 30, 2018. The increase was primarily due to $153 million of cash proceeds from the maturities of available-for-sale investments, as compared to purchases of available-for-sale investments of $59 million in the prior-year period. Additionally, capital expenditures of $79 million for the nine months ended September 30, 2019, were lower than the capital expenditures of $97 million for the prior-year period.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the nine months ended September 30, 2019, was $251 million, as compared to $2.0 billion for the nine months ended September 30, 2018. The decrease was primarily due to debt repayments, inclusive of premium payments, of $1.8 billion during the nine months ended September 30, 2018, with no comparable repayment activity in the nine months ended September 30, 2019. The Company paid dividends of $283 million during the nine months ended September 30, 2019, as compared to $259 million during the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $24 million on our cash and cash equivalents and restricted cash for the nine months ended September 30, 2019, as compared to a negative impact of $15 million for the nine months ended September 30, 2018. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both September 30, 2019 and December 31, 2018, our total outstanding debt was $2.7 billion, bearing interest at a weighted average rate of 3.18%.

A summary of our outstanding debt is as follows (amounts in millions):

	At September 30, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(26)	$2,674

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(3)	$647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(29)	$2,671

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

Capital Expenditures

For the year ending December 31, 2019, we anticipate total capital expenditures of approximately $130 million, primarily for leasehold improvements, computer hardware, and software purchases. During the nine months ended September 30, 2019, capital expenditures were $79 million.

Off-Balance Sheet Arrangements

At each of September 30, 2019 and December 31, 2018, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

During the nine months ended September 30, 2019, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a more complete discussion of our critical accounting policies and estimates.

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

Recently Adopted Accounting Pronouncements

Leases

As noted in Note 2 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we adopted the new lease accounting standard effective January 1, 2019. We elected to apply an optional adoption method, which uses the effective date as the initial date of application on transition with no retrospective adjustments to prior periods. Additionally, we elected to apply the package of transition practical expedients which permitted us to, among other things, (1) not reassess if existing contracts contained leases under the new lease accounting standard, and (2) carry forward our historical lease classifications.

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

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of September 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$310	$23	$723	$12

At September 30, 2019, our Cash Flow Hedges have remaining maturities of three months or less. Additionally, $2 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at September 30, 2019 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Statement of Operations Classification
	2019	2018	2019	2018
Cash Flow Hedges	$7	$3	$24	$(11)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of September 30, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$81	$5	$—	$—
Buy EUR, Sell USD	79	(3)	—	—
Buy USD, Sell SEK	46	2	—	—
Buy SEK, Sell USD	45	(1)	—	—
Buy USD, Sell GBP	13	1	55	1
Buy GBP, Sell USD	13	—	—	—

For the three and nine months ended September 30, 2019 and 2018, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the nine months ended September 30, 2019, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $78 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2019, our cash and cash equivalents were comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of September 30, 2019, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2019, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported on a timely basis, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2019, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are party to routine claims, suits, investigations, audits, and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

Item 1A. Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.    Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 2019

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN
Dennis Durkin
Chief Financial Officer, Principal Financial Officer, and
Principal Accounting Officer of Activision Blizzard, Inc.