Form 10-K
period 2019-12-31
Activision Blizzard, Inc.
filed 2020-02-27
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
None
Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Non-accelerated Filer	☐	Accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2019 (based on the closing sale price as reported on the Nasdaq) was $35,743,039,830.
The number of shares of the registrant’s Common Stock outstanding at February 20, 2020 was 769,221,524.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the 2020 Annual Meeting of Shareholders which is expected to be held on June 11, 2020, are incorporated by reference into Part III of this Annual Report.

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

The company cautions that a number of important factors could cause Activision Blizzard, Inc.’s actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in forward-looking statements can be found in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained herein are based upon information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard. All other product or service names are the property of their respective owners. All dollar amounts referred to in, or contemplated by, this Annual Report on Form 10-K refer to U.S. dollars, unless otherwise explicitly stated to the contrary.

Item 1. BUSINESS

Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”s), and mobile devices. We also operate esports leagues and offer digital advertising within our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A, and Vivendi Games, Inc., pursuant to which we acquired Blizzard Entertainment, Inc. (“Blizzard”), we were renamed Activision Blizzard, Inc. On February 23, 2016, we acquired King Digital Entertainment plc, a leading interactive mobile entertainment company ("King"), by purchasing all of its outstanding shares.

Our Strategy and Vision

Our objective is to continue to be a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment content and services, as well as related media, that deliver engaging entertainment experiences on a year-round basis. In pursuit of this objective, we focus on three strategic pillars: expanding audience reach; driving deep consumer engagement; and providing more opportunities for player investment.

Expanding audience reach. Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. We endeavor to reach as many consumers as possible either through: (1) the purchase of our content and services; (2) engagement in our free-to-play games, which allow consumers to play games with no up-front cost but provide for player investment through sales of downloadable content or via microtransactions; or (3) engagement in other types of media based on our franchises, such as esports.

Driving deep consumer engagement. Our high-quality entertainment content not only expands our audience reach, but it also drives deep engagement with our franchises. We design our games, as well as related media, to provide a depth of content that keeps consumers engaged for a long period of time following a game’s release, delivering more value to our players and additional growth opportunities for our franchises.

Providing more opportunities for player investment. Increasingly, our consumers are connected to our games online through consoles, PCs, and mobile devices. This allows us to offer additional digital player investment opportunities directly to our consumers on a year-round basis. In addition to purchasing full games or subscriptions, players can invest in certain of our games and franchises by purchasing incremental “in-game” content (including larger downloadable content or smaller content, via microtransactions). These digital revenue streams tend to be more recurring and have relatively higher profit margins. Further, if executed properly, additional player investment can increase engagement as it provides more frequent and incremental content for our players. In addition, we generate revenue through offering advertising within certain of our franchises, and we believe there are opportunities to grow new forms of player investment through esports and consumer products. We are still in the early stages of developing these new revenue streams.

Reportable Segments

Based upon our organizational structure, we conduct our business through three reportable segments as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties. Activision also includes the activities of the Call of Duty League, a global professional esports league with city-based teams for Call of Duty®.

Activision’s key product franchise is Call of Duty, a first-person action title for the console and PC platforms and, following the October 1, 2019 launch of Call of Duty: Mobile, the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS. Call of Duty has been the number one console franchise globally for 10 of the last 11 years, based on data from The NPD Group, GfK Chart-Track, and GSD, and our internal estimates of upfront console sales. Additionally, Call of Duty: Mobile installs exceeded 150 million, ending the fourth quarter of 2019 in the top-15 grossing games in U.S. app stores per App Annie Intelligence and internal estimates.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, the first major global professional esports league with city-based teams.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for the PC platform; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; and Overwatch®, a team-based first-person action title for the PC and console platforms.

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

King’s key product franchise is Candy Crush™, which features “match three” games for the mobile and PC platforms.

Other

We also engage in other businesses that do not represent reportable segments, including the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Products

We develop interactive entertainment content and services, principally for console, PC, and mobile devices, and we market and sell our games through retail and digital distribution channels. Our products span various genres, including first- and third-person action/adventure, role-playing, strategy, and “match three,” among others. We primarily offer the following products and services:

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

Providing additional opportunities for player investment outside of full-game purchases has allowed us to shift from our historical seasonality to a more consistently recurring and year-round revenue model. In addition, if executed properly, it allows us to increase player engagement with our games and content.

Product Development and Support

We focus on developing enduring franchises backed by well-designed, high-quality games with regular content updates. We build interactive entertainment content with the potential for broad reach, sustainable engagement and year-round player investment. It is our experience that enduring franchises then serve as the basis for sequels, prequels, and related new products and content that can be released over an extended period of time. We believe that the development and distribution of products and content based on established franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We intend to continue development of content based on our owned franchises in the future.

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

While most of the content for our franchises is developed by our internal studios, we periodically engage independent third-party developers to create content on our behalf. From time to time, we also acquire the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers.

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

Marketing, Sales, and Distribution

Many of our products contain software that enables us to connect with our gamers directly. This allows us to communicate and market directly to our customers, including through customized advertising and in-game messaging based on customer preferences and trends. Our marketing efforts also include activities on: online social networks; other online advertising; other public relations activities; print and broadcast advertising; coordinated in-store and industry promotions (including merchandising and point of purchase displays); participation in cooperative advertising programs; direct response vehicles; and product sampling through demonstration software distributed through the Internet or the digital online services provided by our partners. From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts, as well as co-marketing from promotional partners.

Our physical products are available for sale in outlets around the world. These products are sold primarily on a direct basis to mass-market retailers (e.g., Target, Walmart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop), and other stores (e.g., Amazon), or through third-party distribution and licensing arrangements.

Most of our products and content are also available in a digital format, which allows consumers to purchase and download the content at their convenience directly to their console, PC, or mobile device through our platform partners, including Apple, Facebook, Google, Microsoft Corporation (“Microsoft”), Nintendo Co., Ltd. (“Nintendo”), and Sony Interactive Entertainment Inc. (“Sony”). Blizzard utilizes its proprietary online gaming service, Blizzard Battle.net, to distribute most of Blizzard’s content and selected Activision content directly to PC consumers.

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

Significant Customers and Top Franchises

Customers

While the Company does sell directly to end consumers in certain instances, such as sales through Blizzard Battle.net, in other instances our customers may be platform providers, such as Sony, Microsoft, Google, and Apple, or retailers, such as Walmart and GameStop, who act as distributors of our content to end consumers. For the years ended December 31, 2019, 2018, and 2017, Apple, Google, and Sony have been our most significant customers with revenues of 17%, 13%, and 11%, respectively, for 2019, 15%, 11%, and 13%, respectively, for 2018, and 16%, 10%, and 14%, respectively, for 2017. No other customer accounted for 10% or more of our net revenues in the periods discussed above.

We had two customers—Sony and Microsoft—who accounted for 18% and 11%, respectively, of consolidated gross receivables at December 31, 2019. We had two customers—Sony and NetEase, Inc.—who accounted for 15% and 12%, respectively, of consolidated gross receivables at December 31, 2018. No other customer accounted for 10% or more of our consolidated gross receivables in the periods discussed above.

Top Franchises

For the year ended December 31, 2019, our top three franchises—Call of Duty, Candy Crush, and World of Warcraft—collectively accounted for 67% of our net revenues. For the year ended December 31, 2018, our top three franchises—Call of Duty, Candy Crush, and World of Warcraft—collectively accounted for 58% of our net revenues. For the year ended December 31, 2017, our top four franchises—Call of Duty, Candy Crush, World of Warcraft, and Overwatch—collectively accounted for 66% of our net revenues. No other franchise comprised 10% or more of our net revenues in the periods discussed above.

Competition

We compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies, as well as with providers of different forms of entertainment, such as film, television, social networking, music and other consumer products.

The interactive entertainment industry is intensely competitive and new interactive entertainment software products and platforms are regularly introduced. We believe that the main competitive factors in the interactive entertainment industry include: product features, game quality, and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; online capability and functionality; ease of use; price of content; marketing support; and quality of customer service.

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

We develop a majority of our products based on wholly-owned intellectual properties, such as Call of Duty, World of Warcraft, and Candy Crush. In other cases, we obtain intellectual property through licenses and service agreements. Further, our products that play on consoles and mobile platforms include technology that is owned by the platform provider and is licensed non-exclusively to us for use in the relevant product. We also license technology from providers other than console manufacturers in developing our content and services. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

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

Information about our Executive Officers

Our executive officers and their biographical summaries are provided below:

Name	Age	Position
Robert A. Kotick	56	Chief Executive Officer of Activision Blizzard
Collister Johnson	43	President and Chief Operating Officer of Activision Blizzard
Dennis Durkin	49	Chief Financial Officer of Activision Blizzard and President of Emerging Businesses
Claudine Naughton	51	Chief People Officer of Activision Blizzard
Christopher Walther	53	Chief Legal Officer of Activision Blizzard

Robert A. Kotick, Chief Executive Officer of Activision Blizzard

Robert A. Kotick, who serves as our Chief Executive Officer, has been a director of Activision Blizzard since February 1991, following his purchase of a significant interest in the Company, which was then on the verge of insolvency. Mr. Kotick was our Chairman and Chief Executive Officer from February 1991 until July 2008, when he became our President and Chief Executive Officer. He served as our President from July 2008 until June 2017, when Mr. Johnson began serving as our President and Chief Operating Officer. Mr. Kotick is also a member of the board of directors of The Coca-Cola Company, a multinational beverage corporation, and the boards of trustees for The Center for Early Education and Harvard-Westlake School. He is also the Vice Chairman of the Board and Chairman of the Committee of trustees of the Los Angeles County Museum of Art. In addition, Mr. Kotick is the co-founder and co-chairman of the Call of Duty Endowment, a nonprofit, public benefit corporation that seeks to help organizations that provide job placement and training services for veterans.

Collister Johnson, President and Chief Operating Officer of Activision Blizzard

Collister “Coddy” Johnson has served as our President and Chief Operating Officer since June 2017. From April 2016 until May 2017, he served as the chief operating officer and co-founder of Altschool, a public benefit, education technology company, where he continues to serve on the board of directors. Prior to joining Altschool, he held a number of positions of increasing responsibility at our Company from 2008 to 2016, serving as the Chief Financial Officer and Head of Operations of Activision, one of our principal operating units, the Chief Operating Officer of studios for Activision, and the Senior Vice President and Chief of Staff to our Chief Executive Officer. Mr. Johnson holds a B.A. degree in ethics, politics, and economics from Yale University and an M.B.A. degree from Stanford University.

Dennis Durkin, Chief Financial Officer of Activision Blizzard and President of Emerging Businesses

Dennis Durkin has served as our Chief Financial Officer and President of Emerging Businesses since January 2019. Mr. Durkin joined the Company in March 2012 as our Chief Financial Officer and served in that role until May 2017. He served as our Chief Corporate Officer from May 2017 until January 2019. Prior to joining the Company in 2012, Mr. Durkin held a number of positions of increasing responsibility at Microsoft, a computing software and hardware manufacturer, most recently serving as the Corporate Vice President and Chief Operating and Financial Officer of Microsoft’s interactive entertainment business, which included the Xbox console business. Prior to joining Microsoft’s interactive entertainment business in 2006, Mr. Durkin spent seven years on Microsoft’s corporate development and strategy team, including two years where he was based in London, England, driving pan-European activity. Before joining Microsoft, Mr. Durkin was a financial analyst at Alex. Brown and Company. Mr. Durkin holds a B.A. degree in government from Dartmouth College and an M.B.A. degree from Harvard University.

Claudine Naughton, Chief People Officer of Activision Blizzard

Claudine Naughton has served as our Chief People Officer since August 2019. Prior to joining the Company, Ms. Naughton held a number of positions of increasing responsibility within the human resources department of American International Group, Inc. (AIG) from 1997 to 2018, including serving as the company's Executive Vice President and Chief Human Resources Officer. Prior to joining AIG, Ms. Naughton served as the Regional Manager and Director of Training for Fairways Golf Corporation. Ms. Naughton holds a B.A degree in political science from Stockton University.

Christopher Walther, Chief Legal Officer of Activision Blizzard

Christopher Walther has served as our Chief Legal Officer since November 2009 and served as our Secretary from February 2010 until February 2011. Prior to joining us, Mr. Walther held a number of positions of increasing responsibility within the legal department of The Procter & Gamble Company from 1992 to 2009, including serving as the General Counsel for Central and Eastern Europe, Middle East, and Africa, General Counsel for Northeast Asia and, most recently, as General Counsel for Western Europe. Mr. Walther also led Procter & Gamble’s corporate and securities and mergers and acquisitions practices. Before joining Procter & Gamble, Mr. Walther served as a law clerk for Senior Judge Harry W. Wellford of the United States Sixth Circuit Court of Appeals. Since 2012, Mr. Walther has served on the board of directors of the Alliance for Children’s Rights and currently serves as its co-chair. Mr. Walther has also served as our representative on the board of directors of the Entertainment Software Association since 2013 and on its executive committee. Mr. Walther holds a B.A. degree in history and Spanish from Centre College and a J.D. degree from the University of Kentucky College of Law.

Employees

At December 31, 2019, we had approximately 9,200 total full-time and part-time employees. At December 31, 2019, approximately 120 of our full-time employees were subject to fixed-term employment agreements with us.

The majority of our employees in France, Germany, and Spain are subject to collective agreements as a part of normal business practices in those countries. In addition, certain employees in those countries are subject to collective bargaining agreements. To date, we have not experienced any labor-related work stoppages.

Additional Financial Information

See the “Critical Accounting Policies and Estimates” section under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our practices with regard to several working capital items, such as rights of return. See the “Management’s Overview of Business Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

Available Information

Our website, located at https://www.activisionblizzard.com, allows free-of-charge access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the Securities and Exchange Commission (“SEC”).

Our SEC filings are also available to the public over the Internet at the SEC’s website at https://www.sec.gov.

Item 1A. RISK FACTORS

We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the SEC, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document or elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

If we do not consistently deliver popular, high-quality content in a timely manner, or if consumers prefer competing products, our business may be negatively impacted.

Consumer preferences for games are usually cyclical and difficult to predict. Even the most successful games remain popular for only limited periods of time, and this popularity is increasingly dependent on the games being refreshed with new content or other enhancements. In order to remain competitive, we must continuously develop new products or new content for, or other enhancements to, our existing products. These products or enhancements may not be well‑received by consumers, even if well‑reviewed and of high quality. Further, competitors may develop content that imitates or competes with our best‑selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high‑quality and well‑received games or enhancements to those games, if our marketing fails to resonate with our consumers, or if consumers lose interest in a genre of games we produce, our revenues and profit margins could decline. In addition, our own best‑selling products could compete with our other games, reducing sales for those other games. Further, a failure by us to develop a high‑quality product, or our development of a product that is otherwise not well‑received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well‑received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly‑received games typically generates lower‑than‑expected sales. The increased demand for consistent enhancement to our products also requires a greater allocation of financial resources to those products.

Additionally, consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, games, services, and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our proprietary online gaming service, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy. Our games with online features are also frequently updated, increasing the risk that a game may contain significant errors, or “bugs.” If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business.

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

We follow a franchise model, and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are also responsible for a disproportionately high percentage of our profits. For example, in 2019, revenues associated with the Call of Duty, Candy Crush, and World of Warcraft franchises, collectively, accounted for approximately 67% of our net revenues—and a significantly higher percentage of our operating income. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

If we do not continue to attract, retain, and motivate skilled personnel, we will be unable to effectively conduct our business.

Our success depends significantly on our ability to identify, attract, hire, retain, motivate, and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create and sell the high-quality, well-received content upon which our business is substantially dependent. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs to do so. If we are unable to attract additional qualified employees or retain and utilize the services of key personnel, it could have a negative impact on our business.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt to emerging technologies, such as cloud-based game streaming, and business models, such as subscription-based access to a portfolio of interactive content, to stay competitive. Forecasting the financial impact of these emerging technologies and business models is inherently uncertain and volatile. Supporting a new technology or business model may require partnering with a new platform, business, or technology partner, which may be on terms that are less favorable to us than those for traditional technologies or business models. If we invest in the development of interactive entertainment products for distribution channels that incorporate a new technology or business model that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products, or recover the opportunity cost of diverting management and financial resources away from other products or opportunities. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

If, on the other hand, we elect not to pursue the development of products incorporating a new technology, or otherwise elect not to pursue new business models that achieve significant commercial success, it may have adverse consequences. It may take significant time and expenditures to shift product development resources to that technology or business model, and it may be more difficult to compete against existing products incorporating that technology or using that business model.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing our sales.

We compete with other publishers of interactive entertainment software, both within and outside the United States. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have. Our larger competitors may be able to leverage their greater financial, technical, personnel and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. In addition, competitors with large portfolios and popular games typically have greater influence with platform providers, retailers, distributors and other customers who may, in turn, provide more favorable support to those competitors’ games.

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

The proportion of our revenues derived from digital distribution channels, as compared to traditional retail sales, continues to increase. The increased importance of digital channels in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a game for a mobile platform, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console or PC. Also, while digitally-distributed products generally have higher profit margins than retail sales, as business shifts to digital distribution, the volume of orders from retailers for physical discs has been, and may continue to be, reduced. Further, some of the providers of the platforms through which we digitally distribute content are also publishers of their own content distributed on those platforms, and, therefore, a platform provider may give priority to its own products or those of our competitors.

The importance of retail sales to our business exposes us to the risks of that business model.

While the proportion of our revenues derived from digital distribution channels, as compared to traditional retail sales, continues to increase, retail sales remain important to our business. In the United States and Canada, our “boxed” products are often sold on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores. Our “boxed” products are sold internationally on a direct-to-retail basis, through third-party distribution and licensing arrangements, and through our wholly-owned European distribution subsidiaries. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments, and due to the increased proportion of our revenue from digital distribution channels, our retail customers and distributors have generally been reducing the levels of inventory they are willing to carry. The loss of, or significant reduction in sales to, any of Activision’s principal retail customers or distributors could have adverse consequences.

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

Further, retailers typically have a limited amount of “brick and mortar” shelf space and promotional resources, and there is intense competition for high-quality retail shelf space and promotional support from retailers. Similarly, for online retail sales, there is increasing competition for premium placements on websites. Competition for shelf space or premium online placement may intensify and may require us to increase our marketing expenditures. Further, retailers with limited shelf space typically devote the most and highest quality shelf space to those products expected to be best sellers. We cannot be certain that our new products will consistently achieve such “best seller” status. Due to increased competition for limited shelf space, retailers and distributors are in an increasingly better position to negotiate favorable terms of sale, including price discounts, price protection, marketing and display fees, and product return policies. Our products constitute a relatively small percentage of most retailers’ sales volume. We cannot be certain that retailers will continue to purchase our products or provide those products with adequate levels of shelf space and promotional support on acceptable terms.

We may be unable to effectively manage the continued growth in the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

We have experienced significant growth in the scope and complexity of our business, including through acquisitions and the development of our esports, advertising, and consumer products businesses. Our future success depends, in part, on our ability to manage this expanded business and our aspirations for continued expansion. We have dedicated resources both to new business models that are largely untested, as is the case with esports, and to adjacent business opportunities in which very large competitors have an established presence, as is the case with our advertising and consumer products businesses. We do not know to what extent our future expansions will be successful. Further, even if successful, the growth of these adjacent businesses could create significant challenges for our management, operational, and financial resources, and could increase existing strain on, and divert focus from, our core businesses. If not managed effectively, this growth could result in the over‑extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our business. Further, any failure by these new businesses may damage our reputation or otherwise negatively impact our core business of interactive software products and entertainment content. Conversely, the success of these new businesses is, in large part, contingent on the success of our underlying franchises and, as such, a decline in the popularity of a franchise may impact the success of the new businesses adjacent to that franchise.

Due to our reliance on third-party platforms, platform providers are frequently able to influence our products and costs.

Generally, when we develop interactive entertainment software products for hardware platforms offered by companies such as Sony, Microsoft, or Nintendo, the physical products are replicated exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow the hardware manufacturers substantial influence over the cost and the release schedule of such interactive entertainment software products. During a console transition, like the one that is expected to occur in 2020, as described below, these manufacturers may seek to change the terms governing our relationships with them. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and may manufacture products for other licensees, a manufacturer may give priority to its own products or those of our competitors. Accordingly, console manufacturers could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing, or distribution costs, any of which could negatively impact our business.

Sony, Microsoft and Nintendo are also platform providers which control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our products. The control that these platform providers have over consumer access to our games and the fee structures and/or retail pricing for products and services for their platforms and online networks could impact the volume of purchases of our products made over their networks and our profitability. With respect to certain downloadable content and microtransactions, the networks provided by these platform providers are the exclusive means of selling and distributing this content. Further, increased competition for limited premium “digital shelf space” has placed the platform providers in an increasingly better position to negotiate favorable terms of sale. If the platform provider establishes terms that restrict our offerings on its platform, significantly alters the financial terms on which these products or services are offered, or does not approve the inclusion of online capabilities in our console products, our business could be negatively impacted.

We also derive significant revenues from distribution on third-party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, some of which are also our direct competitors, and most of the virtual currency we sell is purchased using the payment processing systems of these platform providers. These platforms also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms deny access to our games, modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service or other policies (including fees), or they develop their own competitive offerings, our business could be negatively impacted. Additionally, if these platform providers are required to change how they label free-to-play games or take payment for in-app purchases or change how the personal information of consumers is made available to developers, our business could be negatively impacted. These platform providers or their services may be unavailable or experience issues with their in-app purchasing functionality. If either of these events occurs on a prolonged, or even short-term, basis or other similar issues arise that impact players’ ability to access our games, access social features or make purchases, it may result in lost revenues and otherwise negatively impact our business.

Transitions to next-generation consoles could adversely affect the market for interactive entertainment software.

Each of Sony and Microsoft is each expected to launch its next‑generation console later this year, and we may develop games for these new console systems. When next-generation consoles are announced or introduced into the market, consumers have typically reduced their purchases of game console entertainment software products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the game console entertainment software products we publish may decline until new platforms achieve wide consumer acceptance. Console transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop and market new titles for prior‑generation video game platforms, which may not sell at premium prices, and also in developing products for next‑generation platforms, which may not generate immediate or near‑term revenues. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

Our business is highly dependent on the success and availability of video game consoles manufactured by third parties, as well as our ability to develop commercially successful products for these consoles.

We derive a substantial portion of our revenues from the sale of products for play on video game consoles manufactured by third parties, such as Sony’s PS4, Microsoft’s Xbox One, and Nintendo’s Switch. Sales of products for consoles accounted for 30% of our consolidated net revenues in 2019. The success of our console business is driven in large part by our ability to accurately predict which consoles will be successful in the marketplace and our ability to develop commercially successful products for these consoles. We also rely on the availability of an adequate supply of these video game consoles and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant.

The increasing importance of free-to-play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.

We are increasingly dependent on our ability to develop, enhance, and monetize free‑to‑play games, such as the games in our Candy Crush franchise, Hearthstone and Call of Duty: Mobile. As such, we are increasingly exposed to the risks of the free‑to‑play business model. For example, we may invest in the development of new free‑to‑play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, our business may be negatively impacted if: (1) we are unable to continue to encourage consumers to purchase our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) these consumers do not continue to play our game or purchase virtual items at the same rate; (4) our platform providers make it more difficult or expensive for players to purchase our virtual items; (5) we cannot encourage significant additional consumers to purchase virtual items in our game; and/or (6) our free-to-play releases reduce sales of our other games. In addition, a continuing industry shift to free‑to‑play games could result in fewer consumers of premium versions of our games.

The increasing importance of mobile gaming to our business exposes us to increased competition.

We have seen, and expect to continue to see new competitors enter the market for mobile games and existing competitors to allocate more resources to developing and marketing competing mobile games and applications. We compete, or may compete, with a vast number of small companies and individuals who are able to create and launch casual games and other content using relatively limited resources and with relatively limited start‑up time or expertise. Competition for the attention of consumers on mobile devices is intense, as the number of applications on mobile devices has been increasing dramatically, which, in turn, has required increased marketing to garner consumer awareness and attention. This increased competition has negatively impacted, and is expected to continue to negatively impact, our business.

We may not realize the expected financial and operational benefits of our recent restructuring actions, and implementation of such actions may negatively impact our business.

During 2019, we implemented a restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. While we believe this restructuring plan enables us to provide better opportunities for talent, and greater expertise and scale over the long term, our ability to achieve the desired and anticipated benefits from the restructuring plan is subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive, and other uncertainties, some of which are beyond our control.

Additionally, there can be no assurance that our business will be more efficient or effective than prior to implementation of the plan. The implementation of the plan may be more costly than we anticipated or have other negative consequences, such as attrition beyond our planned reduction in workforce or negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business. In addition, there can be no assurance that additional restructuring plans will not be required or implemented in the future.

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

From time to time, we are involved in claims, suits, investigations, audits and proceedings arising in the ordinary course of our business, including with respect to intellectual property, competition and antitrust matters, regulatory matters, tax matters, privacy matters, labor and employment matters, compliance matters, unclaimed property matters, liability and personal injury claims, product damage claims, collection matters, and/or commercial claims. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of outcome, may be damaging to our reputation.

Claims, suits, investigations, audits, and proceedings are inherently difficult to predict, and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings can have a negative impact on us due to legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, substantial settlements, judgments, fines or penalties, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

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
As the number of interactive entertainment software products increases and the features and content of these products continue to overlap, software developers have increasingly become subject to infringement claims. Further, many of our products are highly realistic and feature materials that are based on real‑world things or people, which may also be the subject of claims of infringement of the intellectual property of others, including right of publicity, trademark, and unfair competition claims. In addition, our products often utilize complex, cutting‑edge technology that may become subject to emerging intellectual property claims of others. Although we take steps to avoid knowingly violating the intellectual property rights of others, third parties may still claim infringement, particularly since there are many companies that focus exclusively on enforcing patent rights.

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
Additionally, although we maintain insurance policies, they may be insufficient to reimburse the Company for all losses or all types of claims that may be caused by our actual or alleged infringement of the intellectual property rights of others.

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

Additionally, a number of countries are actively pursuing fundamental changes to the tax laws applicable to multinational companies like us, including an increasing number that have enacted, or are considering enacting, revenue-based taxes on digital services. These digital services taxes target various business activities, including online advertising and, in some cases, video game sales. While the scope and applicability of these taxes often remains unclear, digital services taxes that ultimately apply to us could have an adverse impact on our business.

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) was enacted in the United States. The U.S. Tax Reform Act introduced significant changes to U.S. income tax law that have had a meaningful impact on our financial position and effective tax rate. Accounting for the income tax effects of the U.S. Tax Reform Act and subsequent guidance issued required complex new calculations to be performed and significant judgments in interpreting the legislation. Additional guidance may be issued on how the provisions of the U.S. Tax Reform Act will be applied or otherwise administered that is different from our interpretation, which could result in adjustments to the income tax effects of the U.S. Tax Reform Act we previously recorded. These adjustments could have a negative impact on our business.

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

We rely on external software developers to develop some of our software products, including Call of Duty: Mobile and certain titles currently in development. Because we depend on external developers, we are subject to the following risks:

•
continuing strong demand for top-tier developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked for us in the past either to work for a competitor in the future or to renegotiate agreements with us on terms less favorable to us;

•
limited financial resources and business expertise or the inability to retain skilled personnel may force developers out of business prior to completing products for us or require us to fund additional costs;

•
a competitor may acquire the business of one or more key developers or sign them to exclusive development arrangements and, in either case, we would not be able to continue to engage such developers’ services for our products, except for any period for which the developer is contractually obligated to complete development for us; and

•	reliance on external developers reduces our visibility into, and control over, development schedules and operational outcomes compared to those when utilizing internal development resources.

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of these transactions.

As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses. These transactions may involve significant risks and uncertainties, including: (1) in the case of an acquisition, (i) the potential for the acquired business to underperform relative to our expectations and the acquisition price, (ii) the potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of the acquired business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating the acquired business, its operations, and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of the acquired businesses; and (2) in the case of an investment, alliance, or joint venture, (i) our ability to cooperate with our partner, (ii) our partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. Further, any such transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated, and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

Our debt could adversely affect our business.

As of December 31, 2019, the Company had approximately $2.7 billion of long-term debt outstanding. Our debt burden could have important consequences, including: increasing our vulnerability to general adverse economic and industry conditions; limiting our flexibility in planning for, or reacting to, changes in our business and our industry; requiring the dedication of a substantial portion of any cash flows from operations for the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow to fund our operations, growth strategy, working capital, capital expenditures, future business opportunities, and other general corporate purposes; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; limiting our ability to obtain additional financing for working capital, capital expenditures, research and development, acquisitions and general corporate or other purposes; limiting our ability to adjust to changing market conditions; and placing us at a competitive disadvantage relative to competitors who have lower levels of debt. Further, though our current long-term debt all bears fixed interest rates, if and when we have borrowings at floating rates of interest, it could expose us to the risk of increased interest rates with respect to those borrowings.

Agreements governing our indebtedness, including our credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”) and the indentures governing our notes, impose operating and financial restrictions on our activities. In addition, under certain circumstances, the Credit Agreement and our indentures may limit or prohibit other activities. Further, various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Credit Agreement or the indentures governing our notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. There can be no assurances that we will be granted waivers or amendments to these agreements if, for any reason, we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

The London Interbank Offered Rate (“LIBOR’) calculation method may change and LIBOR is expected to be phased out after 2021.

Interest on our revolving credit facility, which is scheduled to mature in 2023, is calculated based on LIBOR. On July 27, 2017, the United Kingdom (“U.K.”) Financial Conduct Authority (the “FCA”) announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere on our revolving credit facility.

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

Our business may be harmed if our distributors, retailers, development and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

In many cases, our business partners, which may include, among others, individuals or entities affiliated with the esports leagues we operate, are given access to sensitive and proprietary information or control over our intellectual property to provide services and support to our team. These third parties may misappropriate our information or intellectual property and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, the failure of third parties to adequately maintain or update their services and technologies, or the misappropriation or misuse of this information or intellectual property could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business.

Similarly, actions taken by third parties with whom we may be affiliated, which may include, among others, individuals or entities affiliated with the esports leagues we operate, may act in a way that places our brand at risk, which could have an adverse effect on our reputation and may negatively impact our business. At the same time, if the media, consumers, or employees raise any concerns about our actions vis-à-vis those third parties, this could also damage our reputation or our business.

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

Our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. Further, the use of unauthorized “cheat” programs or the use of other unauthorized software modifications by users could impact multiplayer gameplay or lead to reductions in microtransactions in our games.

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

In addition, “cheating” programs or other unauthorized software tools and modifications that enable consumers to cheat in games could negatively impact the volume of microtransactions or purchases of downloadable content. In addition, vulnerabilities in the design of our products or the platforms upon which they run could be discovered after their release, which may result in lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively impact our business.

We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies.

The insolvency or business failure of any of our business partners could negatively impact us.

Our sales, whether digital or retail, are concentrated in a small number of large customers. This makes us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. Retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased and, as a result, our reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Moreover, even in cases where we have insurance to protect against a customer’s bankruptcy, insolvency, or liquidation, this insurance typically contains a significant deductible and co-payment obligation and does not cover all instances of non-payment. Further, the insolvency or business failure of other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable. A payment default by, or the insolvency or business failure of, a significant business partner could negatively impact our business. In addition, having such a large portion of our total net revenues concentrated in a few customers reduces our negotiating leverage with these customers.

We are a global company and are subject to the risks and uncertainties of conducting business outside the U.S.

We conduct business throughout the world, and we derive a substantial amount of our revenues and profits from international trade, particularly from Europe and Asia. Moving forward, we expect that international sales will continue to account for a significant portion of our total revenues and profits and, moreover, that sales in emerging markets in Asia and elsewhere will continue to be an important part of our international sales. As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in emerging markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements, and enforcement on us and our platform partners and differing local business practices, all of which may impact profit margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a negative impact on our business. For instance, to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business. Additionally, in the past, legislation has been implemented in China that has required modifications to our products and business model to satisfy regulatory requirements. The future implementation of similar or new laws or regulations in China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products and our business model that are not cost-effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. The Chinese game approval procedure was suspended from March 2018 until December 2018 and, due to the large number of pending applications and unclear approval timeframes, it remains uncertain as to if and when our new products will be approved for release in China. Further, the enforcement of regulations relating to mobile and other games with an online element in China remains uncertain, and further changes, either in the regulations or their enforcement, could have a negative impact on our business in China.

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

Additionally, in June 2016, voters in the U.K. approved an advisory referendum to withdraw from the European Union (the “E.U.”), commonly referred to as “Brexit.” The U.K. commenced withdrawal proceedings with the E.U. in March 2017, and, on January 31, 2020, left the E.U. This withdrawal has created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may persist for years. The uncertainty surrounding the consequences of the U.K.’s withdrawal could adversely impact consumer and investor confidence and the level of sales of discretionary items, including our products. The terms of the U.K.’s future trade agreements with the E.U. or other nations could negatively impact global financial markets, including currency exchange rates and interest rates, which could have a negative impact on our business, our suppliers and business partners, or our lenders and financial counterparties. Further, the terms of the U.K.’s future trade agreements with the E.U. or other nations could potentially cause adverse disruptions to our operations, including (1) for our workforce, or the workforce of our suppliers, business partners, lenders or financial counterparties, in the U.K. or the E.U. as a result of potential changes to applicable employment or immigration rules; and (2) to our systems and information technology infrastructure or that of our suppliers, business partners, lenders or financial counterparties as a result of potential changes to regulations for data security or other data protection rules. Given our extensive global operations, the potential widespread impacts triggered through Brexit could adversely affect our business.

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

Our console and PC games are subject to ratings by the Entertainment Software Rating Board (the “ESRB”), a self-regulatory body based in the U.S. that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity, or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (IARC) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if one of our games is “re-rated” for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

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

Our games may include undisclosed content or features. If our retailers refuse to sell such titles, or consumers refuse to purchase such titles, due to what they perceive to be objectionable undisclosed content, it could have a negative impact on our business.

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

Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third party-created content.

Certain of our games and esports broadcasts support collaborative online features that allow consumers to post narrative comments, in real time, that are visible to other consumers. Additionally, certain of our games allow consumers to create and share “user‑generated content” that is visible to other consumers. From time to time, objectionable and offensive consumer content may be distributed within our games and on our broadcasts through these features or to gaming websites or other sites or forums with online chat features or that otherwise allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content.
Additionally, we have begun to generate revenue through offering advertising within certain of our franchises and in connection with our esports broadcasts. The content of in‑game advertisements and esports broadcast advertisements is generally created and delivered by third‑party advertisers without our pre‑approval, and, as such, objectionable content may be published in our games or during our esports broadcasts by these advertisers. This objectionable third party‑created content may expose us to regulatory action or claims related to content, or otherwise negatively impact our business. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube and Twitter.
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

For example, many foreign countries have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced at one time or another at the federal and state levels in the United States, including legislation that attempts to impose additional taxes based on content). In addition, certain jurisdictions have laws that restrict or prohibit marketing or distribution of interactive entertainment software products with random digital item mechanics, which some of our online games and services include, or subject such products to additional regulation and oversight, such as reporting to regulators. Also, although we have structured and operate our skill tournaments with applicable laws in mind, including any applicable laws relating to gambling, and believe that playing these games does not constitute gambling, our skill tournaments could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of tournaments and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, the growth and development of electronic commerce and virtual items and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies such as ours conducting business through the Internet and mobile devices. Also, existing laws or new laws regarding the marketing of in-app purchases, regulation of currency, banking institutions, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods. In 2019, the World Health Organization included “gaming disorder” in the 11th Revision of the International Classification of Diseases (ICD-11) leading some countries to consider legislation and policies aimed at addressing this issue. Moreover, the public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers’ willingness to purchase our products.

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

We rely on our consumers’ access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting “net neutrality,” could impair our consumers’ online video game experiences, decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, in December 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the U.S. and, following that decision, several states enacted net neutrality regulations. Given uncertainty around these rules relating to the Internet, including changing interpretations, amendments, or repeal of those rules, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively impact our business.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Consumers play certain of our games online using our own distribution platforms, including Blizzard Battle.net, third-party platforms and networks, through online social platforms, and on mobile devices. We collect and store information about our consumers, including consumers who play these games. In addition, we collect and store information about our employees. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information, including the E.U.’s General Data Protection Regulation (the “GDPR”), the U.S. Children’s Online Privacy Protection Act, which regulates the collection, use, and disclosure of personal information from children under 13 years of age, and the California Consumer Privacy Act (“CCPA”), among others. Failure to comply with any of these laws or regulations may increase our costs, subject us to expensive and distracting government investigations, result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.

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

Player interaction with our games is subject to our privacy policies, end user license agreements (“EULAs”), and terms of service. If we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition, and harm our business. If regulators, the media, consumers, or employees raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively impact our financial condition, or damage our business.

We depend on servers and networks to operate our games with online features and our proprietary online gaming service. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our games with online features, and could prevent the operation of such games altogether, any of which could result in the loss of sales for, or in, such games. The risk is particularly pronounced with respect to: (1) the mobile games published by King, which rely on a small number of third-party owned data centers located in one city; (2) to the functioning of our proprietary online gaming service, Blizzard Battle.net, the disruption of which could prevent Blizzard from delivering content digitally or render all of Blizzard’s games, as well as selected Activision content for the PC platform, unavailable; and (3) Activision’s multiplayer game services which rely on systems hosted in a hybrid of data centers across the world as well as cloud providers.

We also rely on platforms and networks operated by third parties, such as the PlayStation Network, Xbox Live and Steam, for the sale and digital delivery of downloadable console and PC game content and the functionality of our games with online features. Similarly, we rely on those platforms and networks, as well as the continued operation of the Apple App Store, the Google Play Store, and Facebook, for the sale of virtual currency for our free-to-play games. An extended interruption to any of these services could adversely affect our ability to sell and distribute our digital products and operate our games with online features, which could result in a loss of revenue and otherwise negatively impact our business.

Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively impact our business.

In the course of our day-to-day business, we and third parties operating on our behalf create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and sensitive and confidential information with respect to our customers, consumers, and employees. A malicious cybersecurity-related attack, intrusion, or disruption by hackers (including through spyware, viruses, phishing, denial of service, and similar attacks) or other breach of the systems on which such source code and assets, account information (including personal information), and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure or misappropriation of, or access to, our customers’, consumers’ or employees’ personal information (including personally identifiable information), or our own business data. Such incidents could also lead to product code-base and game distribution platform exploitation, should undetected viruses, spyware, or other malware be inserted into our products, services, or networks, or systems used by our consumers. We have implemented cybersecurity programs and the tools, technologies, processes, and procedures intended to secure our data and systems, and prevent and detect unauthorized access to, or loss of, our data, or the data of our customers, consumers, or employees. However, because these cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. If we are subject to cybersecurity breaches, or a security-related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage. Additionally, although we maintain insurance policies, they may be insufficient to reimburse the Company for all losses or all types of claims that may be caused by cyberbreaches or system or network disruptions, and it is uncertain whether we will be able to maintain our current level of coverage in the future. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, including regulatory investigations and actions, especially if there is loss, disclosure, or misappropriation of, or access to, our customers’ personal information or other sensitive information, or there is otherwise an intrusion into our customers’ privacy.

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

Our Fourth Amended and Restated Bylaws contain a provision regulating the ability of shareholders to bring matters for action before annual and special meetings. The regulations on shareholder action could make it more difficult for any person seeking to acquire control of the Company to obtain shareholder approval of actions that would support this effort. In addition, our Third Amended and Restated Certificate of Incorporation authorizes the issuance of so-called “blank check” preferred stock. This ability of our Board of Directors to issue and fix the rights and preferences of preferred stock could effectively dilute the interests of any person seeking control or otherwise make it more difficult to obtain control.

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

Significant disruption during our live events may adversely affect our business.

We, as well as the teams in the esports leagues we operate, host numerous live events each year, many of which are attended by a large number of people. There are many risks that are inherent in large gatherings of people, including the risk of an actual or threatened terrorist act, fire, explosion, protests and riots, and other safety or security issues, any one of which could result in injury or death to attendees and/or damage to the facilities at which such an event is hosted. While we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by such an event. Moreover, if there were a public perception that the safety or security measures are inadequate at the events we host or events hosted by teams in the esports leagues we operate, whether or not the case, it could result in reputational damage and a decline in future attendance at events hosted by us or those teams. Any one of these things could harm our business.

Large-scale medical emergencies or public health epidemics could adversely effect on our business.

Epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and can cause widespread illness and death. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China, and currently, there are no vaccines or antiviral drugs approved for prevention or treatment. Although the extent of the impact from the coronavirus outbreak is unknown at this time, it could affect the health of our employees, or otherwise impact the productivity of our employees, third-party organizations with which we partner, or regulatory agencies we rely on, which may prevent us from delivering content in a timely manner or otherwise executing our business strategies. It could also affect the health of our consumers, which may affect sales of our products or result in lower-than-expected attendance at, or the cancellation of, events hosted by us or teams in the esports leagues we operate (as has already occurred for a number of scheduled events). If any of these things happen, our business could be negatively impacted.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal corporate and administrative offices, which includes our Activision segment’s headquarters, are located in Santa Monica, California and consist of approximately 150,000 square feet of leased office space.

Our Activision segment primarily leases office space for development studio personnel, with a total of approximately 500,000 square feet of leased spaces throughout the U.S., primarily in California, New York, and Wisconsin. We also lease approximately 740,000 square feet of office space in Irvine, CA for our Blizzard segment’s headquarters, which includes administrative and development studio space, and approximately 68,000 square feet of office space in London, United Kingdom for our King segment’s headquarter offices. King also leases approximately 200,000 square feet of office space for additional administrative and development studio space in Barcelona, Spain and Stockholm, Sweden.

In total, we have approximately 80 facility leases, primarily for other administrative and sales functions and development studio personnel, in the following countries: Australia, Brazil, Canada, China, France, Germany, Ireland, Japan, Malta, Mexico, the Netherlands, Poland, Romania, South Korea, Spain, Sweden, Taiwan, the United Kingdom, and the United States.

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

Item 3.    LEGAL PROCEEDINGS

In December 2017, we received a Notice of Reassessment from the French Tax Authority (the “FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including interest and penalties, was approximately €571 million (approximately $638 million). In December 2019, the Company reached a settlement with the FTA for the 2011 through 2018 tax years, resulting in the recognition of $54 million of tax expense in the period ended December 31, 2019 and a tax payment of €161 million (approximately $179 million), including interest and penalties, in January 2020.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI”. At February 20, 2020, there were 1,574 holders of record of our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard, Inc. under the Exchange Act or the Securities Act of 1933.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among Activision Blizzard, Inc., the Nasdaq Composite Index, the S&P 500 Index,
and the RDG Technology Composite Index

The following graph and table compare the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the RDG Technology Composite Index. The graph and table assume that $100 was invested on December 31, 2014, and that dividends were reinvested daily. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Fiscal year ending December 31:	12/14	12/15	12/16	12/17	12/18	12/19
Activision Blizzard, Inc.	$100.00	$194.07	$182.50	$321.96	$238.01	$306.15
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
RDG Technology Composite	100.00	103.42	118.01	161.58	162.31	238.96

Cash Dividends

We have paid a dividend annually since 2010. Below is a summary of cash dividends paid over the past three fiscal years, along with the dividend most recently declared by the Board of Directors that will be paid in May 2020:

Year	Per Share Amount	Record Date	Dividend Payment Date
2020	$0.41	4/15/2020	5/6/2020
2019	$0.37	3/28/2019	5/9/2019
2018	$0.34	3/30/2018	5/9/2018
2017	$0.30	3/30/2017	5/10/2017

Future dividends will depend upon our earnings, financial condition, cash requirements, anticipated future prospects, and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future.

10b5-1 Stock Trading Plans

The Company’s directors and employees may, at a time they are not aware of material non-public information, enter into plans to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1 (“Rule 10b5-1 Plans”). Rule 10b5-1 Plans permit persons whose ability to purchase or sell our common stock may otherwise be substantially restricted (by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information) to trade on a pre-arranged, “automatic-pilot” basis.

Trading under Rule 10b5-1 Plans is subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person’s behalf) not exercise any subsequent influence regarding the amount, price, and dates of transactions under the plan. In addition, the Company requires Rule 10b5-1 Plans to be established and maintained in accordance with the Company’s “Policy on Establishing and Maintaining 10b5-1 Trading Plans.”

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

Issuer Purchase of Equity Securities

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock during the two-year period from February 14, 2019 until the earlier of February 13, 2021 and a determination by the Board of Directors to discontinue the repurchase program. To date, we have not repurchased any shares under this program.

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock during the two-year period from February 13, 2017 through February 12, 2019. We did not repurchase any shares under this program.

Item 6.    SELECTED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 in this Annual Report on Form 10-K. The selected consolidated financial data presented below at and for each of the years in the five-year period ended December 31, 2019, is derived from our consolidated financial statements and include the operations of King commencing on February 23, 2016. All amounts set forth in the following tables are in millions, except per share data.

	For the Years Ended December 31,
	2019	2018 (6)	2017	2016	2015
Statement of Operations Data (1):
Net revenues	$6,489	$7,500	$7,017	$6,608	$4,664
Net income (2)	1,503	1,848	273	966	892
Basic net income per share	1.96	2.43	0.36	1.30	1.21
Diluted net income per share	1.95	2.40	0.36	1.28	1.19
Cash dividends declared per share	0.37	0.34	0.30	0.26	0.23

Operating cash flows	$1,831	$1,790	$2,213	$2,155	$1,259

Balance Sheet Data:
Cash and investments (3)	$5,863	$4,380	$4,775	$3,271	$1,840
Total assets	19,845	17,890	18,668	17,452	15,246
Long-term debt, net (4)	2,675	2,671	4,390	4,887	4,074
Long-term debt, gross	2,700	2,700	4,440	4,940	4,119
Net debt (5)	—	—	—	1,669	2,279

(1)
On January 1, 2018, we adopted a new revenue accounting standard utilizing the modified retrospective method of transition. As a result, periods prior to January 1, 2018 have not been restated to reflect the new accounting standard and continue to be reported under the accounting standards that were in effect for those periods.

(2)
Net income for 2019, 2018, and 2017 includes the impact of significant discrete tax-related impacts, including incremental income tax expense and benefits in 2017 and 2018 due to the application of the U.S. Tax Reform Act. See further discussion in Note 19 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)
Cash and investments consists of cash and cash equivalents along with short-term and long-term investments. We had total investments of $69 million, $155 million, $62 million, $26 million, and $17 million, as of December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016, and December 31, 2015, respectively. Cash and investments as of December 31, 2015, excludes $3,561 million of cash placed in escrow for the acquisition of King.

(4)	For discussion on our debt obligations, see Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(5)	Net debt is defined as long-term debt, gross less cash and investments.

(6)
During the three months ended March 31, 2019, we identified an amount which should have been recorded in the three months and year ended December 31, 2018 to reduce income tax expense by $35 million. Our selected financial data for the year ended December 31, 2018, as presented above, has been revised to reflect the correction. See further discussion in Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”s), and mobile devices. We also operate esports leagues and offer digital advertising within our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

Reportable Segments

Based upon our organizational structure, we conduct our business through three reportable segments: Activision, Blizzard, and King.

(i) Activision

Activision is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties. Activision also includes the activities of the Call of Duty League, a global professional esports league with city-based teams for Call of Duty.

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

Other

We also engage in other businesses that do not represent reportable segments, including our Distribution business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Destiny Franchise

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

Business Results and Highlights

Financial Results

2019 financial highlights included:

•
consolidated net revenues decreased 13% to $6.5 billion and consolidated operating income decreased 19% to $1.6 billion, as compared to consolidated net revenues of $7.5 billion and consolidated operating income of $2.0 billion in 2018;

•	revenues from digital online channels decreased 15% to $4.9 billion and were 76% of consolidated net revenues, as compared to $5.8 billion and 77% of consolidated net revenues in 2018;

•	operating margin was 24.8%, as compared to 26.5% in 2018;

•
consolidated net income decreased to $1.5 billion, as compared to $1.8 billion in 2018, which included significant discrete tax-related impacts in both 2019 and 2018—refer to “Consolidated Results, Income Tax Expense” discussion below for details;

•	diluted earnings per common share decreased to $1.95, as compared to $2.40 in 2018; and

•	cash flows from operating activities were approximately $1.83 billion, an increase of 2%, as compared to $1.79 billion in 2018.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the year ended December 31, 2019, include net effects of $101 million and $52 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Additionally, for the year ended December 31, 2019, 18% of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were 82% of total net revenues. Revenue recognized at a “point-in-time” is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business. “Over-time and other revenue” is primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

Content Release and Event Highlights

Games and downloadable content that were released during 2019, include:

•	Activision’s SekiroTM: Shadows Die Twice;

•	Activision’s CrashTM Team Racing Nitro-Fueled;

•	Activision’s Spyro® Reignited Trilogy on Nintendo Switch and PC;

•	Activision’s Call of Duty: Mobile;

•	Activision’s Call of Duty: Modern Warfare;

•	Blizzard’s World of Warcraft® Classic; and

•	Blizzard’s latest expansions to Hearthstone—Rise of ShadowsTM, Saviors of UldumTM, Tombs of TerrorTM,, and Descent of DragonsTM.

The Overwatch League, the first major global professional esports league with city-based teams, completed its second season in 2019 and began its third season in February 2020. During 2019, we also sold the first 12 teams for the Call of Duty League, which began its first season in January 2020.

International Sales

International sales are a fundamental part of our business. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Net revenues from international sales accounted for approximately 54%, 54%, and 55% of our total consolidated net revenues for the years ended December 31, 2019, 2018, and 2017, respectively. The majority of our net revenues from foreign countries are generated by consumers in Australia, Brazil, Canada, China, France, Germany, Italy, Japan, the Netherlands, South Korea, Spain, Sweden, and the United Kingdom. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Operating Metrics

The following operating metrics are key performance indicators that we use to evaluate our business. The key drivers of changes in our operating metrics are presented in the order of significance.

Net bookings and In-game net bookings

We monitor net bookings as a key operating metric in evaluating the performance of our business because it enables an analysis of performance based on the timing of actual transactions with our customers and provides more timely indication of trends in our operating results. Net bookings is the net amount of products and services sold digitally or sold-in physically in the period, and includes license fees, merchandise, and publisher incentives, among others. Net bookings is equal to net revenues excluding the impact from deferrals. In-game net bookings primarily includes the net amount of downloadable content and microtransactions sold during the period, and is equal to in-game net revenues excluding the impact from deferrals.

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Years Ended December 31,		Increase (Decrease)
	2019	2018
Net bookings	$6,388	$7,262	$(874)
In-game net bookings	$3,366	$4,203	$(837)

Net bookings

The decrease in net bookings for 2019, as compared to 2018, was primarily due to:

•
a $572 million decrease in Blizzard net bookings primarily driven by (1) lower net bookings from Hearthstone and (2) overall lower net bookings from World of Warcraft expansion and in-game content sales, primarily due to World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2019 (although net bookings from subscriptions increased due to the release of World of Warcraft Classic in August 2019);

•
a $239 million decrease in Activision net bookings primarily driven by (1) lower net bookings from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018) and (2) lower net bookings from Call of Duty franchise catalog titles, partially offset by net bookings from Sekiro: Shadows Die Twice, Crash Team Racing Nitro-Fueled, and Call of Duty: Mobile, which were new releases in March 2019, June 2019, and October 2019, respectively; and

•
a $55 million decrease in King net bookings primarily driven by lower net bookings from player purchases across various franchise titles, primarily driven by the Candy Crush franchise, partially offset by an increase in advertising net bookings.

In-game net bookings

The decrease in in-game net bookings for 2019, as compared to 2018, was primarily due to:

•
a $539 million decrease in Blizzard in-game net bookings primarily driven by (1) lower in-game net bookings from Hearthstone and (2) lower in-game net bookings from World of Warcraft, in part due to World of Warcraft: Battle for Azeroth;

•
a $167 million decrease in Activision in-game net bookings primarily due to lower in-game net bookings from the Destiny franchise, partially offset by in-game net bookings from Call of Duty: Mobile; and

•	a $131 million decrease in King in-game net bookings primarily due to lower in-game net bookings across various franchise titles, primarily driven by the Candy Crush franchise.

Monthly Active Users

We monitor monthly active users (“MAUs”) as a key measure of the overall size of our user base. MAUs are the number of individuals who accessed a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing that total by the number of months in the period. An individual who accesses two of our games would be counted as two users. In addition, due to technical limitations, for Activision and King, an individual who accesses the same game on two platforms or devices in the relevant period would be counted as two users. For Blizzard, an individual who accesses the same game on two platforms or devices in the relevant period would generally be counted as a single user. In certain instances, we rely on third parties to publish our games. In these instances, MAU data is based on information provided to us by those third parties, or, if final data is not available, reasonable estimates of MAUs for these third-party published games.

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

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Activision	128	36	37	41	53	46
Blizzard	32	33	32	32	35	37
King	249	247	258	272	268	262
Total	409	316	327	345	356	345

Average MAUs increased by 93 million, or 29%, for the three months ended December 31, 2019, as compared to the three months ended September 30, 2019, primarily due to an increase in average MAUs for Activision driven by the Call of Duty franchise as a result of the October 2019 launches of Call of Duty: Mobile and Call of Duty: Modern Warfare.

Average MAUs increased by 53 million, or 15%, for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. The year-over-year increase in average MAUs is due to higher average MAUs for Activision, primarily driven by the launch Call of Duty: Mobile, partially offset by the absence of Destiny MAUs in our operating metric. The overall increase is partially offset by:

•	decreases across King’s various franchises, primarily from less engaged users leaving the network; and

•	lower average MAUs for Blizzard due to lower average MAUs for Hearthstone and Overwatch, partially offset by higher average MAUs for World of Warcraft.

Management’s Overview of Business Trends

Interactive Entertainment Growth, Including Mobile Gaming

Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry has grown, on average, 13% annually from 2016 to 2019. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions gain access to this form of entertainment.

Further, wide adoption of smartphones globally and the free-to-play business model on those platforms has increased the total addressable audience for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than console and PC gaming, and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games, and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment in our franchises. The October 2019 launch of Call of Duty: Mobile is an example of these efforts.

Opportunities to Expand Franchises Outside of Games

Our fans spend significant time engaging in our franchises and investing through purchases of our game content, including full games, downloadable content and microtransactions. Given the passion our players have for our franchises, we believe there are emerging opportunities to drive additional engagement and investment in our franchises outside of games. Our efforts to build these adjacent opportunities are still relatively nascent, but we view them as potentially significant sources of future revenues.

For example, as part of our efforts to take advantage of esports opportunities, we have sold rights for 20 teams that are participating in the Overwatch League, which recently began its third season in February 2020, and, during 2019, we sold rights for the first 12 teams for the Call of Duty League, which began its first season in January 2020.

Concentration of Sales Among the Most Popular Franchises

The concentration of retail revenues among key titles has continued as a trend in the overall interactive entertainment industry. According to The NPD Group, the top 10 titles accounted for 33% of the retail sales in the U.S. interactive entertainment industry in 2019. Similarly, a significant portion of our revenues historically has been derived from video games based on a few popular franchises, and these video games have also been responsible for a disproportionately high percentage of our profits. For example, in 2019, the Call of Duty, Candy Crush, and World of Warcraft franchises, collectively, accounted for 67% of our consolidated net revenues—and a significantly higher percentage of our operating income.

The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Of the top 10 console franchises in the U.S. in 2019, all 10 are from established franchises. Similarly, according to U.S rankings for the Apple App Store and Google Play Store per App Annie Intelligence as of December 2019, the top 10 mobile games have held such ranking for an average of 25 months.

In addition to investing in, and developing sequels and content for, our top franchises, with the aim of releasing content more frequently, we are continually exploring additional ways to expand those franchises. Further, while there is no guarantee of success, we invest in new properties in an effort to develop future top franchises. For example, in 2014, we released Hearthstone, and in 2016, we released Overwatch. Additionally, to diversify our portfolio of key franchises and increase our presence on the mobile platform, in 2016, we acquired King. We also have been focusing on expanding our franchises to the mobile platform, as demonstrated by the recently released Call of Duty: Mobile, as well as our plans for Diablo ImmortalTM , which is currently in development.

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

Recurring Revenue Business Models and Seasonality

Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business further towards a more consistently recurring and year-round model. Offering downloadable content and microtransactions, in addition to full games, allows our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenues, it can also increase player engagement. Also, mobile games, and free-to-play games more broadly, are generally less seasonal than premium games developed primarily for the console or PC platforms.

While our business is shifting toward a year-round engagement model, the interactive entertainment industry remains somewhat seasonal. We have historically experienced our highest sales volume, particularly for Activision, in the calendar year-end holiday buying season.

Outlook

In the second half of 2020, we plan to release the next premium title in our Call of Duty franchise and the next expansion for World of Warcraft, World of Warcraft: Shadowlands. In addition, throughout the year we expect to deliver ongoing content for our various franchises, including continued in-game content for Call of Duty: Modern Warfare and Call of Duty: Mobile, expansion packs and content updates for Hearthstone, in-game events for Overwatch, and continued releases of content, features, and services across King’s portfolio with an ongoing focus on the Candy Crush franchise. We will also continue to invest in opportunities that we think have the potential to drive our growth over the long-term, including continuing to build on our advertising and esports initiatives. We expect lower revenues and earnings per share in 2020 as compared to 2019, primarily due to the impact of deferrals as a result of the timing of releases for our games and content updates in 2020.

Additionally, during 2019, we implemented our previously announced restructuring plan, which was aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of the business. The restructuring actions remain in progress and will continue into 2020 as we execute against our plan. During implementation, we expanded the scope of certain actions within our plan aimed at integrating our global and regional sales and “go-to-market” functions, along with certain of our administrative-related functions. We expect to incur aggregate pre-tax restructuring charges of approximately $50 million in 2020 as we complete the execution of the restructuring plan. Refer to Note 17 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Years Ended December 31,
	2019		2018 (1)
Net revenues
Product sales	$1,975	30%	$2,255	30%
Subscription, licensing, and other revenues	4,514	70	5,245	70
Total net revenues	6,489	100	7,500	100

Costs and expenses
Cost of revenues—product sales:
Product costs	656	33	719	32
Software royalties, amortization, and intellectual property licenses	240	12	371	16
Cost of revenues—subscription, licensing, and other:
Game operations and distribution costs	965	21	1,028	20
Software royalties, amortization, and intellectual property licenses	233	5	399	8
Product development	998	15	1,101	15
Sales and marketing	926	14	1,062	14
General and administrative	732	11	822	11
Restructuring and related costs	132	2	10	—
Total costs and expenses	4,882	75	5,512	73

Operating income	1,607	25	1,988	27
Interest and other expense (income), net	(26)	—	71	1
Loss on extinguishment of debt (2)	—	—	40	1
Income before income tax expense	1,633	25	1,877	25
Income tax expense	130	2	29	—
Net income	$1,503	23%	$1,848	25%

(1)
During the three months ended March 31, 2019, we identified an amount which should have been recorded in the three months and year ended December 31, 2018 to reduce income tax expense by $35 million. Our statement of operations for the year ended December 31, 2018, as presented above, has been revised to reflect the correction. See further discussion in Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)
Represents the loss on extinguishment of debt we recognized in connection with our debt financing activities during the year ended December 31, 2018. The loss on extinguishment is comprised of a $25 million premium payment and a $15 million write-off of unamortized discount and deferred financing costs.

Consolidated Net Revenues

The key drivers of changes in our consolidated net revenues, operating segment results, consolidated results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues, increase (decrease) in associated deferred net revenues recognized, and in-game net revenues (amounts in millions):

	For the Years Ended December 31,
	2019	2018	Increase/ (decrease)	% Change
Consolidated net revenues	$6,489	$7,500	$(1,011)	(13)%
Net effect from recognition (deferral) of deferred net revenues	101	238	(137)

In-game net revenues (1)	3,376	4,249	(873)	(21)%

(1)	In-game net revenues primarily includes the net amount of revenue recognized for downloadable content and microtransactions during the period.

Consolidated net revenues

The decrease in consolidated net revenues for 2019, as compared to 2018, was primarily driven by a decrease in revenues of $1.1 billion due to:

•	lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018);

•	lower revenues recognized from Hearthstone;

•	lower revenues recognized from Call of Duty franchise catalog titles; and

•	lower revenues recognized from Overwatch.

The decrease was partially offset by an increase in revenues of $236 million due to:

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019; and

•	revenues recognized from Crash Team Racing Nitro-Fueled, which was released in June 2019.

The remaining net decrease of $131 million was driven by various other franchises and titles.

Change in Deferred Revenues Recognized

The decrease in net deferred revenues recognized for 2019, as compared to 2018, was primarily due to a decrease of $312 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from the Destiny franchise.

The decrease from Activision was partially offset by an increase of $158 million in net deferred revenues recognized from Blizzard, primarily due to higher net deferred revenues recognized for World of Warcraft, driven by World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2017.

In-game net revenues

The decrease in in-game net revenues for 2019, as compared to 2018, was primarily driven by a decrease in in-game net revenues of $845 million due to:

•	lower in-game revenues recognized from the Destiny franchise;

•	lower in-game revenues recognized from Hearthstone;

•	lower in-game revenues across various King franchise titles, primarily driven by the Candy Crush franchise;

•	lower in-game revenues recognized from World of Warcraft; and

•	lower in-game revenues recognized from Overwatch.

The remaining net decrease of $28 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $150 million and a positive impact of $102 million on Activision Blizzard’s consolidated net revenues in 2019 and 2018, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	For the Year Ended December 31, 2019				Increase / (decrease) 2019 v 2018
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,219	$1,676	$2,031	$5,926	$(239)	$(562)	$(55)	$(856)
Intersegment net revenues (1)	—	43	—	43	—	(10)	—	(10)
Segment net revenues	$2,219	$1,719	$2,031	$5,969	$(239)	$(572)	$(55)	$(866)

Segment operating income	$850	$464	$740	$2,054	$(161)	$(221)	$(10)	$(392)

	For the Year Ended December 31, 2018
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,458	$2,238	$2,086	$6,782
Intersegment net revenues (1)	—	53	—	53
Segment net revenues	$2,458	$2,291	$2,086	$6,835

Segment operating income	$1,011	$685	$750	$2,446

(1)	Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$5,969	$6,835
Revenues from non-reportable segments (1)	462	480
Net effect from recognition (deferral) of deferred net revenues (2)	101	238
Elimination of intersegment revenues (3)	(43)	(53)
Consolidated net revenues	$6,489	$7,500

Reconciliation to consolidated income before income tax expense:
Segment operating income	$2,054	$2,446
Operating income (loss) from non-reportable segments (1)	24	31
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	52	100
Share-based compensation expense	(166)	(209)
Amortization of intangible assets	(203)	(370)
Restructuring and related costs (4)	(137)	(10)
Discrete tax-related items (5)	(17)	—
Consolidated operating income	1,607	1,988
Interest and other expense (income), net	(26)	71
Loss on extinguishment of debt	—	40
Consolidated income before income tax expense	$1,633	$1,877

(1)	Includes other income and expenses from operating segments managed outside the reportable segments, including our Distribution business. Also includes unallocated corporate income and expenses.

(2)
Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and then recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. The related cost of revenues is deferred and recognized as an expense as the related revenues are recognized. This table reflects the net effect from the deferrals of revenues and recognition of deferred revenues, along with the related cost of revenues, on certain of our online enabled products.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

(4)	Reflects restructuring initiatives, which include severance and other restructuring-related costs.

(5)	Reflects the impact of other unusual or unique tax‑related items and activities.

Segment Net Revenues

Activision

The decrease in Activision’s net revenues for 2019, as compared to 2018, was primarily due to:

•	lower revenues from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018); and

•	lower revenues from Call of Duty franchise catalog titles.

The decrease was partially offset by:

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019;

•	revenues from Crash Team Racing Nitro-Fueled, which was released in June 2019; and

•	revenues from Call of Duty: Mobile, which was released in October 2019.

Blizzard

The decrease in Blizzard’s net revenues for 2019, as compared to 2018, was primarily due to:

•	lower revenues from Hearthstone; and

•
overall lower revenues from World of Warcraft, primarily due to World of Warcraft: Battle for Azeroth, which was released in August 2018, with no comparable release in 2019 (although revenues from subscriptions increased due to the release of World of Warcraft Classic in August 2019).

King

The decrease in King’s net revenues for 2019, as compared to 2018, was primarily due to lower in-game revenues from player purchases across various franchise titles, primarily driven by the Candy Crush franchise, partially offset by an increase in advertising revenues.

Segment Income from Operations

Activision

The decrease in Activision’s operating income for 2019, as compared to 2018, was primarily due to:

•	lower revenues, as discussed above; and

•	marketing costs associated with the release of Call of Duty: Mobile in October 2019.

The decrease was partially offset by:

•	lower cost of revenues as a result of the decrease in revenues discussed above, primarily associated with Destiny; and

•	lower operating expenses, such as sales and marketing and product developments costs, for Destiny.

Blizzard

The decrease in Blizzard’s operating income for 2019, as compared to 2018, was primarily due to lower revenues, as discussed above.

The decrease is partially offset by:

•	lower spending on sales and marketing, primarily driven by lower marketing for esports initiatives;

•	higher capitalization of development costs driven by the timing of Blizzard’s game development cycles;

•	lower personnel costs;

•	lower software amortization from World of Warcraft, primarily due to the release of World of Warcraft: Battle for Azeroth in August 2018, with no comparable release in 2019; and

•	lower service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

King

King’s operating income for 2019 was slightly less than in 2018, primarily due to lower revenues, as discussed above. The impact of the lower revenues was largely offset by:

•	lower personnel costs; and

•	lower service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $126 million and a positive impact of $48 million on reportable segment net revenues for 2019 and 2018, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Years Ended December 31,
	2019	2018	Increase/ (decrease)	% Change
Net revenues by distribution channel:
Digital online channels (1)	$4,932	$5,786	$(854)	(15)%
Retail channels	909	1,107	(198)	(18)
Other (2)	648	607	41	7
Total consolidated net revenues	$6,489	$7,500	$(1,011)	(13)

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” primarily includes revenues from our Distribution business and the Overwatch League.

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for 2019, as compared to 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018); and

•	lower revenues recognized from Hearthstone.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for 2019, as compared to 2018, was primarily due to:

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017;

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues from Crash Bandicoot™ N. Sane Trilogy, which was released on the Xbox One, PC, and Nintendo Switch in June 2018.

The decrease was partially offset by:

•	revenues recognized from Crash Team Racing Nitro-Fueled, which was released in June 2019;

•	revenues from Sekiro: Shadows Die Twice, which was released in March 2019; and

•	higher revenues recognized from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Years Ended December 31,
	2019	2018	Increase/ (decrease)	% Change
Net revenues by geographic region:
Americas	$3,341	$3,880	$(539)	(14)%
EMEA (1)	2,239	2,618	(379)	(14)
Asia Pacific	909	1,002	(93)	(9)
Consolidated net revenues	$6,489	$7,500	$(1,011)	(13)

(1) “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

The decrease in net revenues in the Americas region for 2019, as compared to 2018, was primarily due to lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

EMEA

The decrease in net revenues in the EMEA region for 2019, as compared to 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues recognized from Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017.

Asia Pacific

The decrease in net revenues in the Asia Pacific region for 2019, as compared to 2018, was primarily due to:

•
lower revenues recognized from Hearthstone, primarily due to the prior year including additional digital content delivered in connection with the renewal of our contract with NetEase, Inc. in December 2018, with no equivalent transaction for the franchise in 2019; and

•	lower revenues recognized from the Destiny franchise.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Years Ended December 31,
	2019	2018	Increase/ (decrease)	% Change
Net revenues by platform:
Console	$1,920	$2,538	$(618)	(24)%
PC	1,718	2,180	(462)	(21)
Mobile and ancillary (1)	2,203	2,175	28	1
Other (2)	648	607	41	7
Total consolidated net revenues	$6,489	$7,500	$(1,011)	(13)

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories.

(2)	Net revenues from “Other” primarily includes revenues from our Distribution business and the Overwatch League.

Console

The decrease in net revenues from console for 2019, as compared to 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018); and

•	lower revenues recognized from Call of Duty franchise catalog titles.

The decrease was partially offset by revenues recognized from Crash Team Racing Nitro-Fueled, which was released in June 2019.

PC

The decrease in net revenues from PC for 2019, as compared to 2018, was primarily due to:

•	lower revenues recognized from the Destiny franchise; and

•	lower revenues recognized from Hearthstone.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for 2019, as compared to 2018, was primarily due to revenues recognized from Call of Duty: Mobile, which was released in October 2019.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Year Ended December 31, 2019	% of associated net revenues	Year Ended December 31, 2018	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$656	33%	$719	32%	$(63)
Software royalties, amortization, intellectual property licenses	240	12	371	16	(131)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	965	21	1,028	20	(63)
Software royalties, amortization, intellectual property licenses	233	5	399	8	(166)
Total cost of revenues	$2,094	32%	$2,517	34%	$(423)

Cost of Revenues—Product Sales:

The decrease in product costs for 2019, as compared to 2018, was due to the decrease in product sales, primarily associated with the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for 2019, as compared to 2018, was primarily due to a decrease of $133 million in software amortization and royalties from Activision, primarily due to the Destiny franchise. The decrease was partially offset by:

•	higher software amortization and royalties for Call of Duty: Black Ops 4, which was released in October 2018, as compared to Call of Duty: WWII, which was released in November 2017;

•	software amortization and royalties from Sekiro: Shadows Die Twice, which was released in March 2019; and

•	higher software amortization and royalties for Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

The decrease in game operations and distribution costs for 2019, as compared to 2018, was primarily due to a decrease of $50 million in service provider fees such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for 2019, as compared to 2018, was primarily due to:

•	a decrease of $122 million in amortization of internally-developed franchise intangible assets acquired as part of our acquisition of King;

•
a decrease of $36 million in software amortization and royalties from Activision, driven by the Destiny franchise, partially offset by software royalties on Call of Duty: Mobile, which was released in October 2019; and

•	lower amortization of capitalized film costs due to the release of the third season of the animated TV series, Skylanders™ Academy, in September 2018, with no comparable release in 2019.

Product Development (amounts in millions)

	Year Ended December 31, 2019	% of consolidated net revenues	Year Ended December 31, 2018	% of consolidated net revenues	Increase (Decrease)
Product development	$998	15%	$1,101	15%	$(103)

The decrease in product development costs for 2019, as compared to 2018, was primarily due to:

•	lower product development costs from the Destiny franchise; and

•	a $25 million increase in capitalization of development costs, primarily driven by the timing of Blizzard’s game development cycles.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2019	% of consolidated net revenues	Year Ended December 31, 2018	% of consolidated net revenues	Increase (Decrease)
Sales and marketing	$926	14%	$1,062	14%	$(136)

The decrease in sales and marketing expenses for 2019, as compared to 2018, was primarily due to:

•
a decrease of $107 million in marketing spending and personnel costs, primarily associated with lower marketing costs for esports initiatives and the Destiny franchise, partially offset by marketing costs for Call of Duty: Mobile; and

•	a decrease of $44 million in amortization of the customer base intangible asset acquired as part of our acquisition of King, as the asset was fully amortized during the first quarter of 2018.

General and Administrative (amounts in millions)

	Year Ended December 31, 2019	% of consolidated net revenues	Year Ended December 31, 2018	% of consolidated net revenues	Increase (Decrease)
General and administrative	$732	11%	$822	11%	$(90)

The decrease in general and administrative expenses for 2019, as compared to 2018, was primarily due to a $72 million decrease in personnel costs.

Restructuring and related costs (amounts in millions)

	Year Ended December 31, 2019	% of consolidated net revenues	Year Ended December 31, 2018	% of consolidated net revenues	Increase (Decrease)
Restructuring and related costs	$132	2%	$10	—%	$122

During 2019, we implemented our previously announced restructuring plan, which was aimed at refocusing our resources on our largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of our business. Since the roll out of the plan, we have been, and will continue focusing on these goals. The restructuring and related costs incurred during 2019, relate primarily to severance costs, write-downs of lease facility assets, and the write-downs of other assets that will no longer be used. Refer to Note 17 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	Year Ended December 31, 2019	% of consolidated net revenues	Year Ended December 31, 2018	% of consolidated net revenues	Increase (Decrease)
Interest and other expense (income), net	$(26)	—%	$71	1%	$(97)

The decrease in interest and other expense (income), net, for 2019, as compared to 2018, was primarily due to:

•
a $49 million decrease in interest expense and amortization of deferred financing costs associated with our debt obligations, reflecting a decrease in our total debt outstanding as a result of our debt redemptions and repayment activities during 2018;

•
a $38 million gain recognized as a result of adjusting a cost-method equity investment to fair value, with no comparable activity in the prior year (refer to Note 10 in the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K); and

•	a $14 million increase in interest income due to our cash and cash equivalent balances earning interest at higher rates, along with a higher average cash balance, in 2019 as compared to 2018.

Income Tax Expense (amounts in millions)

	Year Ended December 31, 2019	% of Pretax income	Year Ended December 31, 2018	% of Pretax income	Increase (Decrease)
Income tax expense	$130	8%	$29	2%	$101

For the years ended December 31, 2019 and 2018, the Company’s income before income tax expense was $1.6 billion and $1.9 billion, respectively, and our income tax expense was $130 million (or an 8% effective tax rate) and $29 million (or a 2% effective tax rate), respectively. Our full year 2019 effective tax rate of 8% is lower than the U.S. statutory rate of 21% primarily due to one-time tax benefits related to the intra-entity transfer of certain intellectual property rights, as further described below, and earnings taxed at relatively lower rates in foreign jurisdictions, partially offset by changes in the Company's liability for uncertain tax positions and audit settlements.

The effective tax rate in 2019 was higher than in 2018, primarily due to one-time tax benefits reported in the prior year related to the U.S. Tax Reform Act and an IRS audit settlement. This increase was partially offset by one-time tax benefits reported in the current year related to the intra-entity transfer of certain intellectual property rights, net of changes in the Company’s liability for uncertain tax positions in the current year.

The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Intellectual Property Right Transfer

In October 2019, we completed an intra-entity transfer of certain intellectual property rights to one of our subsidiaries in the U.K., aligning the ownership of these rights with our evolving business. The transfer did not result in a taxable gain; however, our U.K. subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. Such fair value was determined based on our expectations of future cash flows, long-term growth rates, and discount rates. We recorded a one-time benefit of $230 million in the quarter ended December 31, 2019 for the recognition of a $1.1 billion deferred tax asset in the U.K. related to the amortizable tax basis in the transferred intellectual property, net of uncertain tax positions and valuation allowance, partially offset by a related $920 million deferred tax liability for U.S. taxes on foreign earnings. The U.K. amortizable tax basis will be recovered over a period of three to 25 years and the related deferred tax asset was measured using the U.K. corporate tax rates in effect for the years in which the amortization will be realized. We recorded a valuation allowance of $110 million for the portion of the deferred tax asset for which it is more-likely-than-not that a benefit will not be realized based on objective evidence available as of December 31, 2019. We will update the measurement and realizability analysis going forward and record the impact from any change in determination in the period of the change.

French Tax Settlement

In December 2017, we received a Notice of Reassessment from the FTA related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including interest and penalties, was approximately €571 million (approximately $638 million). In December 2019, the Company reached a settlement with the FTA for the 2011 through 2018 tax years, resulting in the recognition of $54 million of tax expense in the period ended December 31, 2019 and a tax payment of €161 million (approximately $179 million), including interest and penalties, in January 2020.

IRS Closing Agreement

On June 27, 2018, we entered into a closing agreement with the Internal Revenue Service (“IRS”) to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the “Closing Agreement”). The primary adjustments related to the Closing Agreement were recognized in the second quarter of 2018 and consisted of a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million. In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. The Closing Agreement resulted in federal and state cash tax payments totaling approximately $345 million, of which federal tax payments of $334 million were made in October 2018.

U.S. Tax Reform Act

On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries (the “Transition Tax”). In the fourth quarter of 2018, we completed our analysis of the effect of the U.S. Tax Reform Act. For the year ended December 31, 2018, we recorded a net tax benefit of $340 million for the effects of the U.S. Tax Reform Act. This is primarily related to adoption of global intangible low-taxed income deferred tax accounting and remeasurement of deferred tax assets and liabilities, partially offset by tax expense related to Transition Tax.

Further analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 19 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $71 million and a positive impact of $68 million on Activision Blizzard’s consolidated operating income in 2019 and 2018, respectively. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound and its impact on our foreign operating income.

Comparison of 2018 to 2017

For the comparison of 2018 to 2017, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $5.9 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as potential dividend payments or share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of December 31, 2019, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.8 billion, as compared to $1.4 billion as of December 31, 2018. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2019	2018	Increase (Decrease)
Cash and cash equivalents	$5,794	$4,225	$1,569
Short-term investments	69	155	(86)
	$5,863	$4,380	$1,483
Percentage of total assets	30%	24%

	For the Years Ended December 31,
	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$1,831	$1,790	$41
Net cash used in investing activities	(22)	(230)	208
Net cash used in financing activities	(237)	(2,020)	1,783
Effect of foreign exchange rate changes	(3)	(31)	28
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,569	$(491)	$2,060

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

Net cash provided by operating activities for 2019 was $1.83 billion, as compared to $1.79 billion for 2018. The increase was primarily due to:

•	lower tax payments, primarily due to payments for a tax settlement in the U.S. in 2018 with no comparable activity in 2019; and

•
changes in our working capital resulting from the timing of collections and payments, in addition to lower cash spent to support the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

The increase was partially offset by lower net income in 2019 as compared to 2018 and a decrease in non-cash adjustments to net income, primarily due to lower amortization of intangible assets related to the acquisition of King and lower amortization of capitalized software development costs and intellectual property licenses.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for 2019 was $22 million, as compared to $230 million for 2018. The decrease in the cash used in investing activities was primarily due to:

•	lower purchases of available-for-sale investments, with $65 million of purchases in 2019, as compared to $209 million in 2018;

•	higher proceeds from maturities of available-for-sale investments, with $153 million of proceeds in 2019, as compared to $116 million in 2018; and

•	lower capital expenditures, with $116 million of expenditures in 2019, as compared to $131 million in 2018.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for 2019 was $237 million, as compared to $2.0 billion for 2018. The decrease was primarily due to debt repayments, inclusive of premium payments, of $1.8 billion made in 2018, with no comparable repayment activity in 2019. The decrease in cash used in financing activities was further impacted by lower tax payments made for net share settlements on restricted stock units, with $59 million of payments in 2019, as compared to $94 million for 2018. These decreases were partially offset by higher dividends paid, with $283 million of dividend payments in 2019, as compared to $259 million for 2018.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $3 million and $31 million on our cash and cash equivalents for the years ended December 31, 2019 and 2018, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Debt

At both December 31, 2019 and December 31, 2018, our total outstanding debt was $2.7 billion, bearing interest at a weighted average rate of 3.18%.

A summary of our outstanding debt as of December 31, 2019, is as follows (amounts in millions):

	December 31, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(7)	843
2027 Notes	400	(5)	395
2047 Notes	400	(9)	391
Total debt	$2,700	$(25)	$2,675

A summary of our outstanding debt as of December 31, 2018, is as follows (amounts in millions):

	December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	650	(3)	647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total debt	$2,700	$(29)	$2,671

Refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further disclosures regarding our debt obligations.

Dividends

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share, payable on May 6, 2020, to shareholders of record at the close of business on April 15, 2020.

On February 12, 2019, our Board of Directors declared a cash dividend of $0.37 per common share. On May 9, 2019, we made an aggregate cash dividend payment of $283 million to shareholders of record at the close of business on March 28, 2019.

Capital Expenditures

We made capital expenditures of $116 million in 2019, as compared to $131 million in 2018. In 2020, we anticipate total capital expenditures of approximately $135 million, primarily for computer hardware, leasehold improvements, and software purchases.

Commitments

Refer to Note 23 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our commitments.

Comparison of 2018 to 2017

For the comparison of 2018 to 2017, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019 under the subheading “Liquidity and Capital Resources.”

Off-balance Sheet Arrangements

At December 31, 2019 and 2018, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The policies, estimates, and assumptions discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies, estimates, and assumptions are described in the following paragraphs.

Adoption of Accounting Standards Codification 606: Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. On January 1, 2018, we adopted the new accounting standard and related amendments.

Revenue Recognition

We generate revenue primarily through the sale of our interactive entertainment content and services, principally for the console, PC, and mobile platforms, as well as through the licensing of our intellectual property. Our products span various genres, including first- and third-person action/adventure, role-playing, strategy, and “match three.” We primarily offer the following products and services:

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

Product Sales

Product sales consist of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) control of the products has been transferred to our customers and (2) the underlying performance obligations have been satisfied. Such revenues, which include our software products with significant online functionality and our online hosted software arrangements, are recognized in "Product sales" on our consolidated statement of operations.

Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and price protection are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the transaction price of our products and are reflected as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for distinct goods or services received, such as the appearance of our products in a customer’s national circular advertisement, are recorded as “Sales and marketing” expense when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the good or service.

Products with Online Functionality

For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as for most of our titles from the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality each represent separate and distinct performance obligations. In such instances, we typically have two performance obligations: (1) a license to the game software that is accessible without an Internet connection (predominantly the offline single player campaign or game mode) and (2) ongoing activities associated with the online components of the game, such as content updates, hosting of online content and gameplay, and online matchmaking (the “online functionality”). The online functionality generally operates to support the additional features and functionalities of the game that are only available online, not the offline license. This evaluation is performed for each software product or product add-on, including downloadable content. When we determine that our software products contain a license of intellectual property (i.e., the offline software license) that is separate and distinct from the online functionality, we consider market conditions and other observable inputs to estimate the standalone selling price for the performance obligations, since we do not generally sell the software license on a standalone basis. These products may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

For arrangements that include both a license to the game software that is accessible offline and separate online functionality, we recognize revenue when control of the license transfers to our customers for the portion of the transaction price allocable to the offline software license and ratably over the estimated service period for the portion of the transaction price allocable to the online functionality. Similarly, we defer a portion of the cost of revenues on these arrangements and recognize the costs as the related revenues are recognized. The cost of revenues that are deferred include product costs, distribution costs, and software royalties, amortization, and intellectual property licenses, and excludes intangible asset amortization.

Online Hosted Software Arrangements

For our online hosted software arrangements, such as titles for the Overwatch, World of Warcraft, and Candy Crush franchises, substantially all gameplay and functionality are obtained through our continuous hosting of the game content for the player. In these instances, we typically have a single performance obligation related to our ongoing activities in the hosted arrangement, including content updates, hosting of the gameplay, online matchmaking, and access to the game content. Similar to our software products with online functionality, these arrangements may include other products and services, which often results in the recognition of additional performance obligations. Revenues related to online hosted software arrangements are generally recognized ratably over the estimated service period.

Subscription, Licensing, and Other Revenues

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

Software Licensing Revenues

In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to specified or unspecified future updates. Our estimate of the selling price is comprised of several factors including, but not limited to, prior selling prices, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee (1) when we transfer control of the upfront license of intellectual property, (2) upon transfer of control of future specified updates, and/or (3) ratably over the contractual term in which we provide the customer with unspecified future updates. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee. Revenues from these licensing arrangements with third-parties to distribute and host our games are recognized in "Subscriptions, licensing, and other revenues" on our consolidated statement of operations.

Other Revenues

Other revenues primarily include revenues from downloadable content (e.g., multi-player content packs), microtransactions, and licensing of intellectual property other than software to third-parties. These revenues are recognized in "Subscriptions, licensing, and other revenues" on our consolidated statement of operations.

Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the direct sales of virtual goods are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and our performance obligation is satisfied, which is generally the estimated service period.

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

Significant Judgment around Revenue Arrangements with Multiple Deliverables

Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Certain of our games, such as titles in the Call of Duty franchise, may contain a license of our intellectual property to play the game offline, but may also depend on a significant level of integration and interdependency with the online functionality. In these cases, significant judgment is required to determine whether this license of our intellectual property should be considered distinct and accounted for separately, or not distinct and accounted for together with the online functionality provided and recognized over time. Generally, for titles in which the software license is functional without the online functionality and a significant component of gameplay is available offline, we believe we have separate performance obligations for the license of the intellectual property and the online functionality.

Significant judgment is also required to determine the standalone selling price for each distinct performance obligation and to determine whether there is a discount that needs to be allocated based on the relative standalone selling price of the various products and services. To estimate the standalone selling price we generally consider market data, including our pricing strategies for the product being evaluated and other similar products we may offer, competitor pricing to the extent data is available, and the replayability design of both the offline and online components of our games. In limited instances, we may also utilize an expected cost approach to determine whether the estimated selling price yields an appropriate profit margin.

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

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft’s Xbox Games Store, Sony’s PSN, the Apple App Store, and the Google Play Store, to determine whether our revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining whether we are the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

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

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC Topic 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by: (1) changes in the mix of earnings in countries with differing statutory tax rates; (2) changes in the valuation of our deferred tax assets and liabilities; (3) tax effects of nondeductible compensation; (4) tax costs related to intercompany realignments; (5) differences between amounts included in our tax filings and the estimate of such amounts included in our tax expenses; (6) changes in accounting principles; or (7) changes in tax laws, regulations, administrative practices, principles or interpretations, including fundamental changes to the tax laws applicable to multinational corporations. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and are regularly subject to audit by other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

As further described in “Consolidated Results” above, on December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries.

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

Software Development Costs

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to online hosted revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product’s release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of “Cost of revenues—software royalties, amortization, and intellectual property licenses.” Capitalized costs for products that are canceled or are expected to be abandoned are charged to “Product development” in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to “Product development.”

Commencing upon a product’s release, capitalized software development costs are amortized to “Cost of revenues—software royalties, amortization, and intellectual property licenses” based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months to approximately two years.

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

Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if matters resolve in a manner that is inconsistent with management’s expectations.

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

There are various valuation techniques used to estimate fair value. These include: (1) the market approach, where market transactions for identical or comparable assets or liabilities are used to determine the fair value; (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present amount; and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to: (1) the potential future cash flows for the asset, liability or equity instrument being measured; (2) the timing of receipt or payment of those future cash flows; (3) the time value of money associated with the delayed receipt or payment of such cash flows; and (4) the inherent risk associated with the cash flows (that is, the risk premium). Determining these cash flow estimates is inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact on the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired. While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to the assessments:

Assessment of Impairment of Goodwill and Indefinite-lived Intangible Assets

We are required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and, if current events or circumstances require, on an interim basis. ASC Topic 350 provides companies an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value before performing a quantitative two-step approach to testing goodwill for impairment. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. For goodwill, the first step of the quantitative test measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. We perform our annual impairment test as of December 31.

In the instances when a quantitative test is performed, we use a discounted cash flow approach to determine the fair values of the reporting units in performing the first step. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, and future economic and market conditions. These estimates and assumptions must be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, as well as on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. If future forecasts are revised, they may indicate or require future impairment charges. Assumptions used in our estimates are unpredictable and inherently uncertain, but we base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Based on our annual impairment assessment, no impairments of goodwill were identified for the years ended December 31, 2019, 2018, and 2017.

We test our acquired trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trade names. For the years ended December 31, 2019, 2018, and 2017, we concluded that no impairment had occurred.

For a detailed discussion of the application of these and other accounting policies, see Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements that were most significant to our accounting policy activities for fiscal 2019 relate to our adoption of the new lease accounting standard, which we adopted on January 1, 2019. For a detailed discussion regarding the accounting adoption and impacts, see Note 2 and Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of December 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$350	$(2)	$723	$12

At December 31, 2019, our Cash Flow Hedges have remaining maturities of twelve months or less. Additionally, $10 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at December 31, 2019, for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings are as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$39	$7	$(1)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of December 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$25	$(2)	$55	$1

For the years ended December 31, 2019, 2018, and 2017, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the year ended December 31, 2019, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $133 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2019, our $5.8 billion of cash and cash equivalents was comprised primarily of money market funds.

The Company has determined that, based on the composition of our investment portfolio as of December 31, 2019, there was no material interest rate risk exposure to the Company’s consolidated financial condition, results of operations, or liquidity as of that date.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2019, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2019, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2019, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated by reference to the sections of our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders entitled “Proposal 1—Election of Directors,” “Corporate Governance Matters—Board of Directors and Committees—Board Committees,” “Corporate Governance Matters—Code of Conduct,” and, if applicable, “Beneficial Ownership Matters—Delinquent Section 16(a) Reports Beneficial Ownership Reporting Compliance” to be filed with the SEC.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders entitled “Executive Compensation” and “Director Compensation” to be filed with the SEC.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders entitled “Beneficial Ownership Matters” and “Equity Compensation Plan Information” to be filed with the SEC.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders entitled “Corporate Governance Matters—Board of Directors and Committees” and “Certain Relationships and Related Person Transactions” to be filed with the SEC.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders entitled “Audit-Related Matters” to be filed with the SEC.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 62 herein.

2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2019, 2018, and 2017 is filed as part of this report on page F-56 and should be read in conjunction with the consolidated financial statements of Activision Blizzard:

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

To the Board of Directors and Shareholders of Activision Blizzard, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Activision Blizzard, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Determination of Service Period for the Online Functionality

As described in Note 2 to the consolidated financial statements, the Company recognizes a significant portion of their revenue ratably over the estimated service period for the portion of the transaction price allocable to the online functionality, which is generally less than twelve months. When determining the estimated service period for players of the Company’s games, management considers a variety of data points including the weighted-average number of days between the players’ first and last days played online, the average total hours played, the average number of days in which the player activity stabilizes, and the weighted-average number of days between players’ first purchase date and last date played online. Management also considers known online trends, the service period of their previously released games, and the service period of their competitors’ games that are similar in nature, to the extent they are publicly available. Determining the estimated service period is subjective and requires management’s judgment.
The principal considerations for our determination that performing procedures relating to revenue recognition - determination of the service period for the online functionality is a critical audit matter are there was significant judgment by management when determining the service period. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to the data used in developing the service period assumption, including the player data assessed by management for historical or comparable titles to determine the weighted-average number of days between players' first purchase date and last date played online, as well as qualitative factors utilized by management, such as analysis of competitor and industry information.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the service period for the online functionality. These procedures also included, among others, testing management’s method of obtaining and analyzing player data, assessing qualitative factors utilized by management, such as comparison to similar or historical titles and analysis of competitor and industry information, evaluating the reasonableness of management’s determination of the estimated service period and testing the completeness and accuracy of player data used in the determination of the service period estimate.

Valuation of Transferred Intellectual Property Rights That Give Rise to Deferred Tax Assets

As described in Note 19 to the consolidated financial statements, in October 2019, the Company completed an intra-entity transfer of certain intellectual property rights to one of its subsidiaries in the U.K. The transfer did not result in a taxable gain; however, the Company’s U.K. subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. Such fair value was determined based on management’s expectations of future cash flows, long-term growth rates, and discount rates. The Company recorded a one-time benefit of $230 million in the quarter ended December 31, 2019 for the recognition of a $1.1 billion deferred tax asset in the U.K. related to the amortizable tax basis in the transferred intellectual property, net of uncertain tax positions and valuation allowance, partially offset by a related $920 million deferred tax liability for U.S. taxes on foreign earnings.

The principal considerations for our determination that performing procedures relating to the valuation of transferred intellectual property rights that give rise to deferred tax assets is a critical audit matter are there was significant judgment by management in developing the fair value of the intangible assets transferred, which is used as the basis for the recording of the deferred tax assets. This led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate the estimates and assumptions, including, future cash flows, long-term growth rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the intangible assets transferred. These procedures also included, among others, testing management’s process for developing the fair value of the intangible assets transferred; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including, future cash flows, long-term growth rates, and discount rates. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including discount rates.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2020

We have served as the Company’s auditor since 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	At December 31, 2019	At December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,794	$4,225
Accounts receivable, net of allowances of $132 and $190, at December 31, 2019 and December 31, 2018, respectively	848	1,035
Inventories, net	32	43
Software development	322	264
Other current assets	296	539
Total current assets	7,292	6,106
Software development	54	65
Property and equipment, net	253	282
Deferred income taxes, net	1,293	458
Other assets	658	482
Intangible assets, net	531	735
Goodwill	9,764	9,762
Total assets	$19,845	$17,890

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$292	$253
Deferred revenues	1,375	1,493
Accrued expenses and other liabilities	1,248	896
Total current liabilities	2,915	2,642
Long-term debt, net	2,675	2,671
Deferred income taxes, net	505	18
Other liabilities	945	1,167
Total liabilities	7,040	6,498
Commitments and contingencies (Note 23)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,197,436,644 and 1,192,093,991 shares issued at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	11,174	10,963
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2019 and December 31, 2018	(5,563)	(5,563)
Retained earnings	7,813	6,593
Accumulated other comprehensive loss	(619)	(601)
Total shareholders’ equity	12,805	11,392
Total liabilities and shareholders’ equity	$19,845	$17,890
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Net revenues
Product sales	$1,975	$2,255	$2,110
Subscription, licensing, and other revenues	4,514	5,245	4,907
Total net revenues	6,489	7,500	7,017

Costs and expenses
Cost of revenues—product sales:
Product costs	656	719	733
Software royalties, amortization, and intellectual property licenses	240	371	300
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	965	1,028	984
Software royalties, amortization, and intellectual property licenses	233	399	484
Product development	998	1,101	1,069
Sales and marketing	926	1,062	1,378
General and administrative	732	822	745
Restructuring and related costs	132	10	15
Total costs and expenses	4,882	5,512	5,708

Operating income	1,607	1,988	1,309
Interest and other expense (income), net (Note 18)	(26)	71	146
Loss on extinguishment of debt	—	40	12
Income before income tax expense	1,633	1,877	1,151
Income tax expense	130	29	878
Net income	$1,503	$1,848	$273

Earnings per common share
Basic	$1.96	$2.43	$0.36
Diluted	$1.95	$2.40	$0.36

Weighted-average number of shares outstanding
Basic	767	762	754
Diluted	771	771	766
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$1,503	$1,848	$273
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5	(9)	36
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(15)	38	(44)
Unrealized gains (losses) on investments, net of tax	(8)	5	(1)
Total other comprehensive income (loss)	$(18)	$34	$(9)
Comprehensive income	$1,485	$1,882	$264
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	1,174	$—	(429)	$(5,563)	$10,442	$4,869	$(629)	$9,119
Components of comprehensive income:
Net income	—	—	—	—	—	273	—	273
Other comprehensive income (loss)	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	11	—	—	—	178	—	—	178
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(54)	—	—	(54)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	181	—	—	181
Dividends ($0.30 per common share)	—	—	—	—	—	(226)	—	(226)
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	1,848	—	1,848
Other comprehensive income (loss)	—	—	—	—	—	—	34	34
Issuance of common stock pursuant to employee stock options	5	—	—	—	98	—	—	98
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(93)	—	—	(93)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	211	—	—	211
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,593	$(601)	$11,392
Components of comprehensive income:
Net income	—	—	—	—	—	1,503	—	1,503
Other comprehensive income (loss)	—	—	—	—	—	—	(18)	(18)
Issuance of common stock pursuant to employee stock options	4	—	—	—	105	—	—	105
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(58)	—	—	(58)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	164	—	—	164
Dividends ($0.37 per common share)	—	—	—	—	—	(283)	—	(283)
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,503	$1,848	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(352)	(35)	(181)
Provision for inventories	6	6	33
Non-cash operating lease cost	64	—	—
Depreciation and amortization	328	509	888
Amortization of capitalized software development costs and intellectual property licenses (1)	225	489	311
Loss on extinguishment of debt	—	40	12
Share-based compensation expense (2)	166	209	176
Unrealized gain on equity investment (Note 10)	(38)	—	—
Other	51	7	40
Changes in operating assets and liabilities, net of effect from business acquisitions:
Accounts receivable, net	182	(114)	(165)
Inventories	7	(5)	(26)
Software development and intellectual property licenses	(275)	(372)	(301)
Other assets	164	(51)	(97)
Deferred revenues	(154)	(122)	220
Accounts payable	31	(65)	85
Accrued expenses and other liabilities	(77)	(554)	945
Net cash provided by operating activities	1,831	1,790	2,213
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	153	116	80
Purchases of available-for-sale investments	(65)	(209)	(135)
Capital expenditures	(116)	(131)	(155)
Other investing activities	6	(6)	3
Net cash used in investing activities	(22)	(230)	(207)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	105	99	178
Tax payment related to net share settlements on restricted stock units	(59)	(94)	(56)
Dividends paid	(283)	(259)	(226)
Proceeds from debt issuances, net of discounts	—	—	3,741
Repayment of long-term debt	—	(1,740)	(4,251)
Premium payment for early redemption of note	—	(25)	—
Other financing activities	—	(1)	(10)
Net cash used in financing activities	(237)	(2,020)	(624)
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(31)	76
Net increase (decrease) in cash and cash equivalents and restricted cash	1,569	(491)	1,458
Cash and cash equivalents and restricted cash at beginning of period	4,229	4,720	3,262
Cash and cash equivalents and restricted cash at end of period	$5,798	$4,229	$4,720

(1)	Excludes deferral and amortization of share-based compensation expense.

(2)	Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Description of Business

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”s), and mobile devices. We also operate esports leagues and offer digital advertising within our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A, and Vivendi Games, Inc., pursuant to which we acquired Blizzard Entertainment, Inc. (“Blizzard”), we were renamed Activision Blizzard, Inc. On February 23, 2016, we acquired King Digital Entertainment plc, a leading interactive mobile entertainment company ("King"), by purchasing all of its outstanding shares.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties. Activision also includes the activities of the Call of Duty League, a global professional esports league with city-based teams for Call of Duty®.

Activision’s key product franchise is Call of Duty, a first-person action title for the console and PC platforms and, following the October 1, 2019 launch of Call of Duty: Mobile, the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, the first major global professional esports league with city-based teams.

Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing game for the PC platform; Diablo®, an action role-playing franchise for the PC and console platforms; Hearthstone®, an online collectible card franchise for the PC and mobile platforms; and Overwatch®, a team-based first-person action title for the PC and console platforms.

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

King’s key product franchise is Candy Crush™, which features “match three” games for the mobile and PC platforms.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Other

We also engage in other businesses that do not represent reportable segments, including the Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Destiny Franchise

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

During the three months ended March 31, 2019, we identified an error principally related to the initial recognition of income taxes for global intangible low-taxed income (“GILTI”) of foreign subsidiaries which should have been recorded in the three months and year ended December 31, 2018. Income tax expense for the three months and year ended December 31, 2018 should have been reduced by $35 million. This amount is not material to the consolidated financial statements for the year ended December 31, 2018, and we have revised our 2018 consolidated financial statements and impacted footnotes in this Form 10-K to reflect this correction.

Cash and Cash Equivalents

We consider all money market funds and highly liquid investments with original maturities of three months or less at the time of purchase to be “Cash and cash equivalents.”

Investment Securities

Investments in debt securities designated as available-for-sale are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Unrealized gains and losses on the Company’s available-for-sale debt securities are excluded from earnings and are reported as a component of “Other comprehensive income (loss).”

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Investments with original maturities greater than three months and remaining maturities of less than one year are normally classified within “Other current assets.” Investments with maturities beyond one year may be classified within “Other current assets” if they are highly liquid in nature and represent the investment of cash that is available for current operations.

The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in “Interest and other expense (income), net” in our consolidated statements of operations.

Investments in equity securities which are not accounted for under the equity method and for which there is not a readily determinable fair value are carried at cost, less impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer.

Financial Instruments

The carrying amounts of “Cash and cash equivalents,” “Accounts receivable, net of allowances,” “Accounts payable,” and “Accrued expenses and other liabilities” approximate fair value due to the short-term nature of these accounts. Our investments in U.S. treasuries, government agency securities, and corporate bonds, if any, are carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics.

The Company transacts business in various foreign currencies and has significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts. These forward contracts generally have a maturity of less than one year. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.

We assess the nature of these derivatives under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 to determine whether such derivatives should be designated as hedging instruments. The fair value of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period. We report the fair value of these contracts within “Other current assets,” “Accrued expense and other liabilities,” “Other assets,” or “Other liabilities,” as applicable, in our consolidated balance sheets.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

For foreign currency forward contracts which are not designated as hedging instruments under ASC 815, we record the changes in the estimated fair value of these derivatives within “General and administrative expenses” in our consolidated statements of operations, consistent with the nature of the underlying transactions.

For foreign currency forward contracts which have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the changes in the estimated fair value of these derivatives in “Accumulated other comprehensive loss” and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within “General and administrative” or “Net revenues” when the hedged item impacts earnings, consistent with the nature and timing of the underlying transactions. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

Concentration of Credit Risk

Our concentration of credit risk relates to depositors holding the Company’s cash and cash equivalents and customers with significant accounts receivable balances.

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

For the years ended December 31, 2019, 2018, and 2017, Apple, Google, and Sony Interactive Entertainment, Inc. (“Sony”) have been our most significant customers with revenues of 17%, 13%, and 11%, respectively, for 2019, 15%, 11%, and 13%, respectively, for 2018, and 16%, 10%, and 14%, respectively, for 2017. No other customer accounted for 10% or more of our net revenues in the periods discussed above.

We had two customers—Sony and Microsoft—who accounted for 18% and 11%, respectively, of consolidated gross receivables at December 31, 2019. We had two customers—Sony and NetEase, Inc.—who accounted for 15% and 12%, respectively, of consolidated gross receivables at December 31, 2018. No other customer accounted for 10% or more of our consolidated gross receivables in the periods discussed above.

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

Software Development Costs and Intellectual Property Licenses

Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to online hosted revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Prior to a product’s release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of “Cost of revenues—software royalties, amortization, and intellectual property licenses.” Capitalized costs for products that are canceled or are expected to be abandoned are charged to “Product development” in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to “Product development.”

Commencing upon a product’s release, capitalized software development costs are amortized to “Cost of revenues—software royalties, amortization, and intellectual property licenses” based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months to approximately two years.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the right to use the intellectual property in multiple products or for a single product. Prior to a product’s release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of “Cost of revenues—software royalties, amortization, and intellectual property licenses.” Capitalized intellectual property costs for products that are canceled or are expected to be abandoned are charged to “Product development” in the period of cancellation.

Commencing upon a product’s release, capitalized intellectual property license costs are amortized to “Cost of revenues—software royalties, amortization, and intellectual property licenses” based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years and can be used in multiple products to be released over a period beyond one year, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is the actual performance of the title to which the costs relate. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based. Further, as many of our capitalized intellectual property licenses extend for multiple products over multiple years, we also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products utilizing the intellectual property and the rights holder’s continued promotion and exploitation of the intellectual property.

Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if matters resolve in a manner that is inconsistent with management’s expectations.

Assets Recognized from Costs to Obtain a Contract with a Customer

We apply the practical expedient to expense, as incurred, costs to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount and timing of cost recognition. Total capitalized costs to obtain a contract were immaterial as of December 31, 2019 and 2018.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Our annual goodwill impairment test is performed at the reporting unit level. As of December 31, 2019 and 2018, our reporting units are the same as our operating segments. We generally test goodwill for possible impairment first by performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we first determine the fair value of the related reporting unit and comparing this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, we perform a second step to measure the amount of the impairment, which is equal to the amount by which the recorded goodwill exceeds the implied fair value of the goodwill after assessing the fair value of each of the assets and liabilities within the reporting unit. Based on our annual impairment assessment, no impairments of goodwill were identified for the years ended December 31, 2019, 2018, and 2017.

We test our acquired trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trade names. For the years ended December 31, 2019, 2018, and 2017, we concluded that no impairment had occurred.

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

We evaluate the recoverability of our definite-lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. We consider certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We did not record an impairment charge to our definite-lived intangible assets as of December 31, 2019, 2018, and 2017.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard replaced all current U.S. GAAP guidance on this topic. The new standard, among other things, requires a lessee to classify a lease as either an operating or financing lease, and to recognize a lease liability and a right-of-use (“ROU”) asset for its leases. On January 1, 2019, we adopted the new lease accounting standard. This is reflected in our significant accounting policy disclosure for leases below. Refer to Note 3 for information about the impact of adoption on our consolidated financial statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

We determine if an arrangement is or contains a lease at contract inception. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement provides us with an asset that is physically distinct, or that represents substantially all of the capacity of the asset, and if we have the right to direct the use of the asset. Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or are payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred, and generally relate to variable payments made based on the level of services provided by the landlords of our leases. The operating lease ROU asset also includes any lease payments made prior to commencement, initial direct costs incurred, and lease incentives received. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents the rate required to borrow funds over a similar term to purchase the leased asset, and is based on the information available at the commencement date of the lease. For leased assets with similar lease terms and asset type we applied a portfolio approach in determining a single incremental borrowing rate to apply to the leased assets.

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

Operating lease ROU assets are presented in “Other assets” and operating lease liabilities are presented in “Accrued expenses and other current liabilities” and “Other liabilities” on our consolidated balance sheet.

Finance lease ROU assets are presented in “Property and equipment, net” and finance lease liabilities are presented in “Accrued expenses and other current liabilities” and “Other liabilities” on our consolidated balance sheet.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance related to revenue recognition. On January 1, 2018, we adopted the new accounting standard and related amendments.

We generate revenue primarily through the sale of our interactive entertainment content and services, principally for the console, PC, and mobile platforms, as well as through the licensing of our intellectual property. Our products span various genres, including first- and third-person action/adventure, role-playing, strategy, and “match three.” We primarily offer the following products and services:

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Product Sales

Product sales consist of sales of our games, including physical products and digital full-game downloads. We recognize revenues from the sale of our products after both (1) control of the products has been transferred to our customers and (2) the underlying performance obligations have been satisfied. Such revenues, which include our software products with significant online functionality and our online hosted software arrangements, are recognized in "Product sales" on our consolidated statement of operations.

Revenues from product sales are recognized after deducting the estimated allowance for returns and price protection, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and price protection are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.

Sales incentives and other consideration given by us to our customers, such as rebates and product placement fees, are considered adjustments of the transaction price of our products and are reflected as reductions to revenues. Sales incentives and other consideration that represent costs incurred by us for distinct goods or services received, such as the appearance of our products in a customer’s national circular advertisement, are recorded as “Sales and marketing” expense when the benefit from the sales incentive is separable from sales to the same customer and we can reasonably estimate the fair value of the good or service.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Products with Online Functionality

For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as for most of our titles from the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality each represent separate and distinct performance obligations. In such instances, we typically have two performance obligations: (1) a license to the game software that is accessible without an Internet connection (predominantly the offline single player campaign or game mode) and (2) ongoing activities associated with the online components of the game, such as content updates, hosting of online content and gameplay, and online matchmaking (the “online functionality”). The online functionality generally operates to support the additional features and functionalities of the game that are only available online, not the offline license. This evaluation is performed for each software product or product add-on, including downloadable content. When we determine that our software products contain a license of intellectual property (i.e., the offline software license) that is separate and distinct from the online functionality, we consider market conditions and other observable inputs to estimate the standalone selling price for the performance obligations, since we do not generally sell the software license on a standalone basis. These products may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

For arrangements that include both a license to the game software that is accessible offline and separate online functionality, we recognize revenue when control of the license transfers to our customers for the portion of the transaction price allocable to the offline software license and ratably over the estimated service period for the portion of the transaction price allocable to the online functionality. Similarly, we defer a portion of the cost of revenues on these arrangements and recognize the costs as the related revenues are recognized. The cost of revenues that are deferred include product costs, distribution costs, and software royalties, amortization, and intellectual property licenses, and excludes intangible asset amortization.

Online Hosted Software Arrangements

For our online hosted software arrangements, such as titles for the Overwatch, World of Warcraft, and Candy Crush franchises, substantially all gameplay and functionality are obtained through our continuous hosting of the game content for the player. In these instances, we typically have a single performance obligation related to our ongoing activities in the hosted arrangement, including content updates, hosting of the gameplay, online matchmaking, and access to the game content. Similar to our software products with online functionality, these arrangements may include other products and services, which often results in the recognition of additional performance obligations. Revenues related to online hosted software arrangements are generally recognized ratably over the estimated service period.

Subscription, Licensing, and Other Revenues

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Software Licensing Revenues

In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to specified or unspecified future updates. Our estimate of the selling price is comprised of several factors including, but not limited to, prior selling prices, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee (1) when we transfer control of the upfront license of intellectual property, (2) upon transfer of control of future specified updates, and/or (3) ratably over the contractual term in which we provide the customer with unspecified future updates. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee. Revenues from these licensing arrangements with third-parties to distribute and host our games are recognized in "Subscriptions, licensing, and other revenues" on our consolidated statement of operations.

Other Revenues

Other revenues primarily include revenues from downloadable content (e.g., multi-player content packs), microtransactions, and licensing of intellectual property other than software to third-parties. These revenues are recognized in "Subscriptions, licensing, and other revenues" on our consolidated statement of operations.

Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the direct sales of virtual goods are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and our performance obligation is satisfied, which is generally the estimated service period.

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

Significant Judgment around Revenue Arrangements with Multiple Deliverables

Our contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Certain of our games, such as titles in the Call of Duty franchise, may contain a license of our intellectual property to play the game offline, but may also depend on a significant level of integration and interdependency with the online functionality. In these cases, significant judgment is required to determine whether this license of our intellectual property should be considered distinct and accounted for separately, or not distinct and accounted for together with the online functionality provided and recognized over time. Generally, for titles in which the software license is functional without the online functionality and a significant component of gameplay is available offline, we believe we have separate performance obligations for the license of the intellectual property and the online functionality.

Significant judgment is also required to determine the standalone selling price for each distinct performance obligation and to determine whether there is a discount that needs to be allocated based on the relative standalone selling price of the various products and services. To estimate the standalone selling price we generally consider market data, including our pricing strategies for the product being evaluated and other similar products we may offer, competitor pricing to the extent data is available, and the replayability design of both the offline and online components of our games. In limited instances, we may also utilize an expected cost approach to determine whether the estimated selling price yields an appropriate profit margin.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft’s Xbox Games Store, Sony’s PSN, the Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining whether we are the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

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

Allowances for Returns and Price Protection

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

Management uses judgment in estimates made with respect to potential future product returns and price protection related to current period product revenues and when establishing the allowance for returns and price protection. We estimate the amount of future returns and price protection for current period product revenues utilizing historical experience and information regarding inventory levels and the demand and acceptance of our products by the end consumer, and record revenue for the transferred products in the amount of consideration to which we expect to be entitled. Various factors are used to estimate the amount of future returns and price protection for a particular title, including but not limited to: historical performance of titles in similar genres and our franchises; historical performance of the hardware platform; console hardware life cycle; sales force and retail customer feedback; industry pricing; future pricing assumptions; weeks of on-hand retail channel inventory; absolute quantity of on-hand retail channel inventory; our warehouse on-hand inventory levels; the title’s recent sell-through history (if available); marketing trade programs; and the performance of competing titles. The relative importance of these factors varies among titles depending upon, among other things, genre, platform, seasonality, and sales strategy.

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

Refer to Note 11 for further information, including changes in deferred revenue during the period.

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

Cost of revenues—subscription, licensing, and other revenues:

(1)
“Game operations and distribution costs”—includes costs to operate our games, such as customer service, Internet bandwidth and server costs, platform provider fees, and payment provider fees, along with costs to associated with our esports activities.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(2)
“Software royalties, amortization, and intellectual property licenses”—includes the amortization of capitalized software costs and royalties attributable to subscription, licensing and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to subscription, licensing and other revenues.

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2019, 2018, and 2017 were $587 million, $631 million, and $708 million, respectively, and are included in “Sales and marketing” in the consolidated statements of operations.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC Topic 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in “Income tax expense.”

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) was enacted in the United States. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and implemented a modified territorial tax system that imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries (“Transition Tax”).

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

Excess tax benefits and tax deficiencies from share-based payments are recorded as an income tax expense or benefit in the consolidated statement of operations. The tax effects of exercised or vested equity awards are treated as discrete items in the reporting period in which they occur.

Foreign Currency Translation

All assets and liabilities of our foreign subsidiaries who have a functional currency other than U.S. dollars are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at average exchange rates during the period. The resulting translation adjustments are reflected as a component of “Accumulated other comprehensive loss” in shareholders’ equity.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Earnings (Loss) Per Common Share

“Basic (loss) earnings per common share” is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. “Diluted earnings (loss) per common share” is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding, increased by the weighted-average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings (loss) per common share calculation when inclusion of such shares would be anti-dilutive, such as in a period in which a net loss is recorded.

Share-Based Payments

We account for share-based payments in accordance with ASC Subtopic 718-10. Share-based compensation expense for a given grant is recognized over the requisite service period (that is, the period for which the employee is being compensated) and is based on the value of share-based payment awards after a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We generally estimate the value of stock options using a binomial-lattice model. This estimate is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

We generally determine the fair value of restricted stock units based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period. Certain restricted stock units granted to our employees and senior management vest based on the achievement of pre-established performance or market conditions. For performance-based restricted stock units, each quarter we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. For market-based restricted stock units, we estimate the fair value at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock units at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock units at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

For share-based compensation grants that are liability classified, if any, we update our grant date valuation at each reporting period and recognize a cumulative catch-up adjustment for changes in the value related to the requisite service already rendered.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

3. Recently Issued Accounting Pronouncements

Recently adopted accounting pronouncements

Leases

As noted in Note 2 above, we adopted the new lease accounting standard effective January 1, 2019. We elected to apply the optional adoption method, which uses the effective date as the initial date of application on transition with no retrospective adjustments to prior periods. Additionally, we elected to apply the package of transition practical expedients which permitted us to, among other things, (1) not reassess if existing contracts contained leases under the new lease accounting standard, and (2) carry forward our historical lease classifications.

The impact from the adoption of the new lease accounting standard to our consolidated balance sheet at January 1, 2019, was as follows (amounts in millions):

Consolidated Balance Sheet:	Balance at December 31, 2018	Adjustments due to adoption of new lease accounting standard	Balance at January 1, 2019
Assets
Other current assets	$539	$(8)	$531
Other assets	482	252	734
Liabilities
Accrued expenses and other liabilities	$896	$54	$950
Other liabilities	1,167	190	1,357

The adoption of this standard did not have an impact on our consolidated statement of operations or consolidated statements of cash flows.

Recent Accounting Pronouncements Not Yet Adopted

Goodwill

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, that entity will be required to perform its annual or interim goodwill impairment test by (1) comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and (2) recognizing an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. This standard is effective for us beginning with the first quarter of 2020 and we do not expect it to have an impact on our financial statements and related disclosures upon adoption.

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance requires customers to capitalize implementation costs for these arrangements by applying the same criteria that are utilized for existing internal-use software guidance. The capitalized costs are required to be amortized over the associated term of the arrangement, generally on a straight-line basis, with amortization of these costs presented in the same financial statement line item as other costs associated with the arrangement. The new standard is effective for fiscal years beginning after December 15, 2019, and can be applied retrospectively or prospectively. Early adoption is permitted. This standard is effective for us beginning with the first quarter of 2020 and will be applied prospectively. We do not expect it to have a material impact on our financial statements and related disclosures upon adoption.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Financial Instruments - Credit Losses

In June 2016, the FASB issued new guidance related to accounting for credit losses on financial instruments. The update replaces the existing incurred loss impairment model under current GAAP with a methodology that reflects a current expected credit losses model which requires the use of historical and forward–looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will generally result in earlier recognition of credit losses. The new standard is effective for fiscal years beginning after December 15, 2019, and will be applied on a modified retrospective basis, with the cumulative effect of adoption recorded as an adjustment to retained earnings. This standard is effective for us beginning with the first quarter of 2020 and we do not expect it to have a material impact on our financial statements and related disclosures upon adoption.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued new guidance which is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in application of Topic 740. The new standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Generally the topics must be applied prospectively upon adoption, with the exception of certain topics which are required to be applied on a retrospective or modified retrospective basis. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

4. Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2019	2018
Cash	$437	$268
Foreign government treasury bills	37	32
Money market funds	5,320	3,925
Cash and cash equivalents	$5,794	$4,225

5. Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At December 31,
	2019	2018
Internally-developed software costs	$345	$291
Payments made to third-party software developers	31	38
Total software development costs	$376	$329

As of both December 31, 2019 and December 31, 2018, capitalized intellectual property licenses were not material.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Amortization of capitalized software development costs and intellectual property licenses	$241	$501	$314

Write-offs and impairments of capitalized software development costs and intellectual property licenses were not material for the years ended December 31, 2019, 2018, and 2017.

6. Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2019	2018
Land	$1	$1
Buildings	4	4
Leasehold improvements	252	248
Computer equipment	654	700
Office furniture and other equipment	91	99
Total cost of property and equipment	1,002	1,052
Less accumulated depreciation	(749)	(770)
Property and equipment, net	$253	$282

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $124 million, $138 million, and $130 million, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7. Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,105)	$49
Developed software	2	-	5 years	601	(579)	22
Trade names	7	-	10 years	54	(30)	24
Other	1	-	15 years	19	(16)	3
Total definite-lived intangible assets (1)				$1,828	$(1,730)	$98

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$531

	At December 31, 2018
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,032)	$122
Developed software	2	-	5 years	601	(456)	145
Customer base	2 years			617	(617)	—
Trade names	7	-	10 years	54	(23)	31
Other	1	-	15 years	19	(15)	4
Total definite-lived intangible assets				$2,445	$(2,143)	$302

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$735

(1)	Beginning with the first quarter of 2019, the balances of the customer base intangible assets have been removed, as such amounts were fully amortized in the prior year.

Amortization expense of intangible assets was $204 million, $371 million, and $759 million for the years ended December 31, 2019, 2018, and 2017, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

At December 31, 2019, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2020	$75
2021	11
2022	7
2023	2
2024	1
Thereafter	2
Total	$98

8. Goodwill

The changes in the carrying amount of goodwill by operating segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2017	$6,898	$190	$2,675	$9,763
Other	(1)	—	—	(1)
Balance at December 31, 2018	$6,897	$190	$2,675	$9,762
Other	1	—	1	2
Balance at December 31, 2019	$6,898	$190	$2,676	$9,764

At December 31, 2019, 2018, and 2017, there were no accumulated impairment losses.

9. Other Assets and Liabilities

Included in “Accrued expenses and other liabilities” in our consolidated balance sheets are accrued payroll-related costs of $395 million and $402 million at December 31, 2019 and 2018, respectively, and the current portion of income taxes payable of $436 million and $203 million at December 31, 2019 and 2018, respectively.

10. Fair Value Measurements

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at December 31, 2019 Using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$5,320	$5,320	$—	$—	Cash and cash equivalents
Foreign government treasury bills	37	37	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	65	65	—	—	Other current assets
Total recurring fair value measurements	$5,422	$5,422	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2018 Using
	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$3,925	$3,925	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	150	150	—	—	Other current assets
Foreign currency forward contracts designated as hedges	13	—	13	—	Other current assets
Foreign currency forward contracts not designated as hedges	1	—	1	—	Other current assets
Total recurring fair value measurements	$4,121	$4,107	$14	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of December 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$350	$(2)	$723	$12

At December 31, 2019, our Cash Flow Hedges have remaining maturities of twelve months or less. Additionally, $10 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at December 31, 2019, for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings are as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017	Statement of Operations Classification
Cash Flow Hedges	$39	$7	$(1)	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of December 31, 2019		As of December 31, 2018
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$25	$(2)	$55	$1

During the years ended December 31, 2019, 2018, and 2017 pre-tax net gains associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the three months ended June 30, 2019, we recorded an upward adjustment of $38 million to an investment in equity securities, which has been historically recorded at cost, based on an observable and orderly transaction in the common stock of the investee. We recognized a corresponding unrealized gain within “Interest and other expense (income), net” in our consolidated statement of operations. As of December 31, 2019, the carrying value of the investment is $42 million and is recorded in “Other assets” on our consolidated balance sheet. We classify this investment as Level 3 in the fair value hierarchy as we estimated the value based on valuation methods using the observable transaction price in a market with limited activity.

For the years ended December 31, 2019, 2018, and 2017, there were no impairment charges related to assets that are measured on a non-recurring basis.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance of deferred revenues as of January 1, 2019 and the ending balance as of December 31, 2019, were $1.6 billion and $1.4 billion, respectively, including our current and non-current balances. For the year ended December 31, 2019, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the years ended December 31, 2019 and December 31, 2018, $1.5 billion and $1.7 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at the beginning of the period.

As of December 31, 2019, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.7 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.5 billion over the next 12 months, $0.4 billion in the subsequent 12-month period, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

12. Leases

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

Components of our lease costs are as follows (amounts in millions):

Year Ended December 31, 2019
Operating leases
Operating lease costs	$75
Variable lease costs	20

Rental expense prior to our adoption of the new lease standard was $75 million and $71 million for the years ended December 31, 2018 and 2017, respectively.

Supplemental information related to our operating leases is as follows (amounts in millions):

Year Ended December 31, 2019
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$80
ROU assets obtained in exchange for new lease obligations	65

At December 31, 2019
Weighted Average Lease terms and discount rates
Remaining lease term	5.00 years
Discount rate	4.02%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at December 31, 2019, are as follows (amounts in millions):

For the years ending December 31,
2020	$72
2021	59
2022	50
2023	44
2024	41
Thereafter	37
Total future lease payments	$303
Less imputed interest	(30)
Total lease liabilities	$273

As of December 31, 2019, we have entered into facility leases that have not yet commenced with future lease payments of approximately $58 million. These leases are expected to commence within the next 12 months and will have lease terms ranging from three years to five years.

Operating lease ROU assets and liabilities recorded on our consolidated balance sheet as of December 31, 2019, were as follows (amounts in millions):

	At December 31, 2019	Balance Sheet Classification
ROU assets	$232	Other assets

Current lease liabilities	$63	Accrued expenses and other current liabilities
Non-current lease liabilities	210	Other liabilities
	$273	Total lease liabilities

Future minimum lease payments as of December 31, 2018, prior to our adoption of the new lease accounting standard, were as follows:

For the years ending December 31,
2019	$80
2020	70
2021	53
2022	45
2023	38
Thereafter	60
Total	$346

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

13. Debt

Credit Facilities

At December 31, 2019 and December 31, 2018, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver.

The Revolver is scheduled to mature on August 24, 2023. Borrowings under the Revolver will bear interest, at the Company’s option, at either (1) a base rate equal to the highest of (i) the federal funds rate, plus 0.5%, (ii) the prime commercial lending rate of Bank of America, N.A. and (iii) the London Interbank Offered Rate (“LIBOR”) for an interest period of one month beginning on such day plus 1.00%, or (2) LIBOR, in each case, plus an applicable interest margin. LIBOR will be subject to a floor of 0% and base rate will be subject to an effective floor of 1.00%.  The applicable interest margin for borrowings under the Revolver will range from 0.875% to 1.375% for LIBOR borrowings and from 0% to 0.375% for base rate borrowings and will be determined by reference to a pricing grid based on the Company’s credit ratings. Up to $50 million of the Revolver may be used for letters of credit.

Under the Credit Agreement, we are subject to a financial covenant requiring the Company’s Consolidated Total Net
Debt Ratio (as defined in the Credit Agreement) not to exceed 3.75:1.00 (or, at the Company’s option and for a limited period of time upon the consummation of a Qualifying Acquisition (as defined in the Credit Agreement), 4.25:1.00). The Credit Agreement contains covenants customary for transactions of this type for issuers with similar credit ratings. These include those restricting liens, debt of non-guarantor subsidiaries and certain fundamental changes, in each case with exceptions, including exceptions for secured debt and debt of non-guarantor subsidiaries of the Company, in each case up to an amount not exceeding 7.5% of Total Assets (as defined in the Credit Agreement). We were in compliance with the terms of the Credit Agreement as of December 31, 2019.

Unsecured Senior Notes

At December 31, 2019 and December 31, 2018, we had the following unsecured senior notes outstanding:

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The Notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. The Notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. We were in compliance with the terms of the Notes as of December 31, 2019.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our consolidated balance sheets. As of both December 31, 2019 and December 31, 2018, we had accrued interest payable of $15 million related to the Notes.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Interest expense and financing costs

Fees and discounts associated with the issuance of our debt instruments are recorded as debt discount, which reduces their respective carrying values, and are amortized over their respective terms. Amortization expense is recorded within “Interest and other expense (income), net” in our consolidated statement of operations.

For the years ended December 31, 2019, 2018, and 2017: interest expense was $86 million, $134 million, and $150 million, respectively; amortization of the debt discount and deferred financing costs was $4 million, $6 million, and $12 million, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At December 31, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(7)	843
2027 Notes	400	(5)	395
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(25)	$2,675

	At December 31, 2018
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	650	(3)	647
2022 Notes	400	(3)	397
2026 Notes	850	(8)	842
2027 Notes	400	(5)	395
2047 Notes	400	(10)	390
Total long-term debt	$2,700	$(29)	$2,671

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years and thereafter are as follows (amounts in millions):

For the years ending December 31,
2020	$—
2021	650
2022	400
2023	—
2024	—
Thereafter	1,650
Total	$2,700

With the exception of the 2026 and the 2047 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets) at December 31, 2019, the carrying values of the Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At December 31, 2019, based on Level 2 inputs, the fair value of the 2026 and the 2047 Notes were $893 million and $456 million, respectively.

Using Level 2 inputs at December 31, 2018, the carrying values of the 2021 Notes and the 2022 Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At December 31, 2019, based on Level 2 inputs, the fair values of the 2026 Notes, the 2027 Notes, and the 2047 Notes were $800 million, $376 million, and $360 million, respectively.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Year Ended December 31, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2018	$(629)	$5	$23	$(601)
Other comprehensive income (loss) before reclassifications	5	—	24	29
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(8)	(39)	(47)
Balance at December 31, 2019	$(624)	$(3)	$8	$(619)

	For the Year Ended December 31, 2018
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2017	$(623)	$—	$(15)	$(638)
Cumulative impact from adoption of new revenue accounting standard	3	—	—	3
Other comprehensive income (loss) before reclassifications	(9)	10	45	46
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(5)	(7)	(12)
Balance at December 31, 2018	$(629)	$5	$23	$(601)

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	Year Ended December 31, 2019
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,219	$1,676	$2,031	$5,926
Intersegment net revenues (1)	—	43	—	43
Segment net revenues	$2,219	$1,719	$2,031	$5,969

Segment operating income	$850	$464	$740	$2,054

	Year Ended December 31, 2018
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,458	$2,238	$2,086	$6,782
Intersegment net revenues (1)	—	53	—	53
Segment net revenues	$2,458	$2,291	$2,086	$6,835

Segment operating income	$1,011	$685	$750	$2,446

	Year Ended December 31, 2017
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,628	$2,120	$1,998	$6,746
Intersegment net revenues (1)	—	19	—	19
Segment net revenues	$2,628	$2,139	$1,998	$6,765

Segment operating income	$1,005	$712	$700	$2,417

(1)	Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Years Ended December 31,
	2019	2018	2017
Reconciliation to consolidated net revenues:
Segment net revenues	$5,969	$6,835	$6,765
Revenues from non-reportable segments (1)	462	480	410
Net effect from recognition (deferral) of deferred net revenues (2)	101	238	(139)
Elimination of intersegment revenues (3)	(43)	(53)	(19)
Consolidated net revenues	$6,489	$7,500	$7,017

Reconciliation to consolidated income before income tax expense:
Segment operating income	$2,054	$2,446	$2,417
Operating income (loss) from non-reportable segments (1)	24	31	(19)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	52	100	(71)
Share-based compensation expense	(166)	(209)	(178)
Amortization of intangible assets	(203)	(370)	(757)
Fees and other expenses related to the acquisition of King (4)	—	—	(15)
Restructuring costs (5)	(137)	(10)	(15)
Other non-cash charges (6)	—	—	(14)
Discrete tax-related items (7)	(17)	—	(39)
Consolidated operating income	1,607	1,988	1,309
Interest and other expense (income), net	(26)	71	146
Loss on extinguishment of debt	—	40	12
Consolidated income before income tax expense	$1,633	$1,877	$1,151

(1)	Includes other income and expenses from operating segments managed outside the reportable segments, including our Distribution business. Also includes unallocated corporate income and expenses.

(2)	Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

(4)	Reflects fees and other expenses, such as legal, banking, and professional services fees, related to the acquisition of King and associated integration activities, including related debt financings.

(5)	Reflects restructuring initiatives, which include severance and other restructuring-related costs.

(6)	Reflects a non-cash accounting charge to reclassify certain cumulative translation gains (losses) into earnings due to the substantial liquidation of certain of our foreign entities.

(7)	Reflects the impact of other unusual or unique tax-related items and activities.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

 Due to requirements from our adoption of a new revenue accounting standard in 2018, net revenues by distribution channel for the years ended December 31, 2019 and 2018, include a reconciliation to our segment revenues as disclosed for each of our reportable segments above. Net revenues by distribution channel were as follows (amounts in millions):

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,366	$1,580	$2,029	$—	$(43)	$4,932
Retail channels	818	91	—	—	—	909
Other (2)	3	181	—	464	—	648
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Digital online channels (1)	$122	$(128)	$2	$—	$—	$(4)
Retail channels	(90)	(5)	—	—	—	(95)
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Digital online channels (1)	$1,488	$1,452	$2,031	$—	$(43)	$4,928
Retail channels	728	86	—	—	—	814
Other (2)	3	181	—	462	—	646
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,740	$2,009	$2,090	$—	$(53)	$5,786
Retail channels	998	109	—	—	—	1,107
Other (2)	—	148	—	459	—	607
Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Digital online channels (1)	$(96)	$32	$(4)	$—	$—	$(68)
Retail channels	(184)	(7)	—	—	—	(191)
Other (2)	—	—	—	21	—	21
Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Digital online channels (1)	$1,644	$2,041	$2,086	$—	$(53)	$5,718
Retail channels	814	102	—	—	—	916
Other (2)	—	148	—	480	—	628
Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

Year Ended December 31, 2017
Net revenues by distribution channel:
Digital online channels (1)	$5,479
Retail channels	1,033
Other (2)	505
Total consolidated net revenues	$7,017

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” primarily includes revenues from our Distribution business and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,286	$822	$1,254	$—	$(21)	$3,341
EMEA (1)	691	543	557	464	(16)	2,239
Asia Pacific	210	487	218	—	(6)	909
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Americas	$16	$(62)	$2	$—	$—	$(44)
EMEA (1)	12	(57)	—	(2)	—	(47)
Asia Pacific	4	(14)	—	—	—	(10)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Americas	$1,302	$760	$1,256	$—	$(21)	$3,297
EMEA (1)	703	486	557	462	(16)	2,192
Asia Pacific	214	473	218	—	(6)	899
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,622	$1,004	$1,269	$13	$(28)	$3,880
EMEA (1)	897	692	599	446	(16)	2,618
Asia Pacific	219	570	222	—	(9)	1,002
Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Americas	$(163)	$15	$(3)	$—	$—	$(151)
EMEA (1)	(127)	16	(1)	21	—	(91)
Asia Pacific	10	(6)	—	—	—	4
Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Americas	$1,459	$1,019	$1,266	$13	$(28)	$3,729
EMEA (1)	770	708	598	467	(16)	2,527
Asia Pacific	229	564	222	—	(9)	1,006
Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

Year Ended December 31, 2017
Net revenues by geographic region:
Americas	$3,607
EMEA (1)	2,464
Asia Pacific	946
Total consolidated net revenues	$7,017

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)	Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 46%, 46%, and 45% of consolidated net revenues for the years ended December 31, 2019, 2018, and 2017, respectively. The Company’s net revenues in the United Kingdom (“U.K.”) for each of the years ended December 31, 2019, 2018, and 2017 were 12% of consolidated net revenues. No other country’s net revenues exceeded 10% of consolidated net revenues for the years ended December 31, 2019, 2018, or 2017.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,783	$137	$—	$—	$—	$1,920
PC	298	1,346	117	—	(43)	1,718
Mobile and ancillary (1)	103	188	1,912	—	—	2,203
Other (2)	3	181	—	464	—	648
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Console	$(36)	$(18)	$—	$—	$—	$(54)
PC	57	(110)	—	—	—	(53)
Mobile and ancillary (1)	11	(5)	2	—	—	8
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Console	$1,747	$119	$—	$—	$—	$1,866
PC	355	1,236	117	—	(43)	1,665
Mobile and ancillary (1)	114	183	1,914	—	—	2,211
Other (2)	3	181	—	462	—	646
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$2,351	$187	$—	$—	$—	$2,538
PC	368	1,711	154	—	(53)	2,180
Mobile and ancillary (1)	19	220	1,936	—	—	2,175
Other (2)	—	148	—	459	—	607
Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Console	$(257)	$(8)	$—	$—	$—	$(265)
PC	(23)	33	(1)	—	—	9
Mobile and ancillary (1)	—	—	(3)	—	—	(3)
Other (2)	—	—	—	21	—	21
Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Console	$2,094	$179	$—	$—	$—	$2,273
PC	345	1,744	153	—	(53)	2,189
Mobile and ancillary (1)	19	220	1,933	—	—	2,172
Other (2)	—	148	—	480	—	628
Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

Year Ended December 31, 2017
Net revenues by platform:
Console	$2,389
PC	2,042
Mobile and ancillary (1)	2,081
Other (2)	505
Total consolidated net revenues	$7,017

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)	Net revenues from “Other” primarily includes revenues from our Distribution business and the Overwatch League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Long-lived assets by geographic region were as follows (amounts in millions):

	At December 31,
	2019	2018	2017
Long-lived assets* by geographic region:
Americas	$322	$203	$197
EMEA	142	62	75
Asia Pacific	21	17	22
Total long-lived assets by geographic region	$485	$282	$294

*
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets, and beginning with 2019, as a result of our adoption of a new lease accounting standard, our lease ROU assets; all other long-term assets are not allocated by location.

For information regarding significant customers, see “Concentration of Credit Risk” in Note 2.

16. Share-Based Payments

Activision Blizzard Equity Incentive Plans

On June 5, 2014, the Activision Blizzard, Inc. 2014 Incentive Plan (the “2014 Plan”) became effective. Under the 2014 Plan, the Compensation Committee of our Board of Directors is authorized to provide share-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units, performance shares, and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2014 Plan. As of the effective date of the 2014 Plan, we had ceased making awards under our prior equity incentive plans (collectively, the “Prior Plans”), although such plans remain in effect to the extent that they continue to govern outstanding awards.

While the Compensation Committee has broad discretion to create equity incentives, our current share-based compensation program generally utilizes a combination of options and restricted stock units. The majority of our options have time-based vesting schedules, generally vesting annually over a period of three years to five years, and expire 10 years from the grant date. In addition, under the terms of the 2014 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on Nasdaq. Restricted stock units have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant, or vest annually over a period of three years to five years, and may also be contingent on the achievement of specified performance measures.

As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (1) the number of shares relating to awards outstanding under any Prior Plan that: (i) expire, or are forfeited, terminated or canceled, without the issuance of shares; (ii) are settled in cash in lieu of shares; or (iii) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (2) if the exercise price of any option outstanding under any Prior Plans is, or the tax withholding requirements with respect to any award outstanding under any Prior Plans are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (3) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2019, we had approximately 24 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

Fair Value Valuation Assumptions

Valuation of Stock Options

The fair value of stock options granted are principally estimated using a binomial-lattice model. The inputs in our binomial-lattice model include expected stock price volatility, risk-free interest rate, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ cancellations, exercise, and post-vesting termination behavior. Statistical methods are used to estimate employee termination rates.

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected stock price volatilities:

	Employee and Director Options
	For the Years Ended December 31,
	2019	2018	2017
Expected life (in years)	7.85	7.64	7.01
Volatility	30.00%	32.37%	35.00%
Risk free interest rate	1.90%	3.10%	2.14%
Dividend yield	0.76%	0.61%	0.50%
Weighted-average grant date fair value	$17.12	$21.03	$21.11
Stock price volatility range:
Low	30.00%	31.72%	28.19%
High	38.17%	36.73%	35.00%

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

Volatility

To estimate volatility for the binomial-lattice model, we consider the implied volatility of exchange-traded options on our stock to estimate short-term volatility, the historical volatility of our common shares during the option’s contractual term to estimate long-term volatility, and a statistical model to estimate the transition from short-term volatility to long-term volatility.

Risk-free interest rate

As is the case for volatility, the risk-free interest rate is assumed to change during the option’s contractual term. The risk-free interest rate, which is based on U.S. Treasury yield curves, reflects the expected movement in the interest rate from one time period to the next (“forward rate”).

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Valuation of Restricted Stock Units (“RSUs”)

The fair value of the Company’s RSU awards granted is principally based upon the closing price of the Company’s stock price on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting.

Accuracy of Fair Value Estimates

We developed the assumptions used in the models above, including measures of employees’ exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs for as long as 10 years into the future. These inputs include, but are not limited to, expected stock price volatility, risk-free rate, dividend yield, and employee termination rates. Although the fair value of employee stock options is determined using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller as there are not current active markets for the trading of employee stock options and other share-based instruments.

Stock Option Activity

Stock option activity is as follows:

	Number of Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2018	17,137	$39.73
Granted	3,992	49.14
Exercised	(3,847)	27.31
Forfeited	(2,852)	46.19
Expired	(401)	46.63
Outstanding stock options at December 31, 2019	14,029	$44.31	7.47	$221
Vested and expected to vest at December 31, 2019	13,360	$43.90	7.39	$216
Exercisable at December 31, 2019	5,988	$34.32	5.56	$152

The aggregate intrinsic values in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the closing stock price is greater than the exercise price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $80 million, $196 million, and $372 million for the years ended December 31, 2019, 2018, and 2017, respectively. The total grant date fair value of options vested was $94 million, $45 million, and $47 million for the years ended December 31, 2019, 2018, and 2017, respectively.

At December 31, 2019, $78 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.33 years.

RSU Activity

We grant RSUs, which represent the right to receive shares of our common stock. Vesting for RSUs is contingent upon the holders’ continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). Also, certain of our performance-based RSUs include a range of shares that may be released at vesting which are above or below the targeted number of RSUs based on actual performance relative to the grant date performance measure. If the vesting conditions are not met, unvested RSUs will be forfeited. Upon vesting of the RSUs, we may withhold shares otherwise deliverable to satisfy tax withholding requirements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes our RSU activity with performance-based RSUs presented at the maximum potential shares that could be earned and issued at vesting (amounts in thousands except per share amounts):

	Number of shares	Weighted- Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	10,623	$40.39
Granted	4,426	45.55
Vested	(2,758)	47.86
Forfeited	(2,963)	54.61
Unvested RSUs at December 31, 2019	9,328	$32.60

Certain of our performance-based RSUs did not have an accounting grant date as of December 31, 2019, as there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to operating income performance for future years where the performance goals have not yet been set. As of December 31, 2019, there were 3.2 million performance-based RSUs outstanding for which the accounting grant date has not been set, of which 1.9 million were 2019 grants. Accordingly, no grant date fair value was established and the weighted average grant date fair value calculated above for 2019 grants excludes these RSUs.

At December 31, 2019, approximately $96 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.64 years. Of the total unrecognized compensation cost, $50 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.63 years. The total grant date fair value of vested RSUs was $147 million, $120 million and $64 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The income tax benefit from stock option exercises and RSU vestings was $47 million, $94 million, and $160 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Share-Based Compensation Expense

The following table sets forth the total share-based compensation expense included in our consolidated statements of operations (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Cost of revenues—product sales: Software royalties, amortization, and intellectual property licenses	$19	$13	$10
Cost of revenues—subscription, licensing, and other revenues: Game Operations and Distribution Costs	1	2	1
Cost of revenues—subscription, licensing, and other revenues: Software royalties, amortization, and intellectual property licenses	1	3	3
Product development	53	61	57
Sales and marketing	10	15	15
General and administrative	82	115	92
Share-based compensation expense before income taxes	166	209	178
Income tax benefit	(29)	(46)	(34)
Total share-based compensation expense, net of income tax benefit	$137	$163	$144

17. Restructuring

During 2019, we implemented a restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity from certain parts of our business. We have been, and will continue:

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

The restructuring actions remain in progress and will continue into 2020 as we execute against our plan. During implementation, we expanded the scope of certain actions within our plan aimed at integrating our global and regional sales and “go-to-market” functions, along with certain of our administrative-related functions.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our consolidated balance sheet (amounts in millions):

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2018	$—	$—	$—	$—
Costs charged to expense	76	29	27	132
Cash payments	(44)	—	(12)	(56)
Non-cash charge adjustment (1)	—	(29)	(12)	(41)
Balance at December 31, 2019	$32	$—	$3	$35

(1)
Adjustments relate to non-cash charges included in “Costs charged to expense” for the write-down of assets from canceled projects and the write-down of assets for our lease facilities, inclusive of lease right-of-use assets and associated fixed assets, that were vacated.

Total restructuring and related costs by segment are (amounts in millions):

Year Ended December 31, 2019
Activision	$19
Blizzard	68
King	20
Other segments (1)	25
Total	$132

(1)	Includes charges for operating segments managed outside the reportable segments and our corporate and administrative functions.

During the year ended December 31, 2019, we also recorded $5 million to write-down inventory as a result of changes to certain of our consumer product activities as part of our restructuring actions, whereby those activities will now operate under a licensing business model rather than being direct sales. This write-down is recorded within “Cost of revenues—product sales: Product costs” in our consolidated statement of operations.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

We expect to incur aggregate pre-tax restructuring charges of approximately $190 million associated with the restructuring plan, which includes the inventory write-down discussed above. Approximately $50 million of these charges are expected to be incurred in 2020 as we complete the execution of the restructuring plan, as discussed above. These charges will primarily relate to severance (approximately 60% of the aggregate charge), including, in many cases, amounts above those that are legally required, facilities costs (approximately 20% of the aggregate charge), and other asset write-downs and costs (approximately 20% of the aggregate charge). A majority of the total pre-tax charge associated with the restructuring will be paid in cash using amounts on hand and the outlays are expected to continue into 2020.

The total expected pre-tax restructuring charges related to the restructuring plan by segment, inclusive of amounts already incurred, are presented below (amounts in millions):

Total Expected Charges
Activision	$25
Blizzard	105
King	20
Other segments (1)	40
Total	$190

(1)	Includes charges for operating segments managed outside the reportable segments and our corporate and administrative functions.

18. Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Interest income	$(79)	$(65)	$(24)
Interest expense from debt and amortization of debt discount and deferred financing costs	90	140	162
Unrealized gain on equity investment	(38)	—	—
Other expense (income), net	1	(4)	8
Interest and other expense (income), net	$(26)	$71	$146

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

19. Income Taxes

Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Income before income tax expense:
Domestic	$328	$432	$185
Foreign	1,305	1,445	966
	$1,633	$1,877	$1,151
Income tax expense (benefit):
Current:
Federal	$136	$(208)	$696
State	24	(15)	26
Foreign	323	280	335
Total current	483	57	1,057
Deferred:
Federal	781	(153)	(111)
State	(16)	106	(32)
Foreign	(1,118)	19	(36)
Total deferred	(353)	(28)	(179)

Income tax expense	$130	$29	$878

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2019		2018		2017
Federal income tax provision at statutory rate	$343	21%	$394	21%	$403	35%
State taxes, net of federal benefit	20	1	36	2	4	—
Research and development credits	(38)	(2)	(46)	(2)	(26)	(2)
Foreign rate differential	(104)	(7)	(198)	(11)	(271)	(24)
Change in tax reserves	96	6	285	15	291	25
Acquired net operating loss utilization	—	—	—	—	(36)	(3)
Audit settlements	54	3	(115)	(6)	—	—
Excess tax benefits related to share-based payments	(2)	—	(58)	(3)	(113)	(10)
U.S. Tax Reform Act	—	—	(340)	(18)	636	55
Change in valuation allowance	11	1	61	3	—	—
Intra-entity IP Transfer	(230)	(14)	—	—	—	—
Other	(20)	(1)	10	1	(10)	—
Income tax expense	$130	8%	$29	2%	$878	76%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, some of which have a statutory tax rate less than the U.S. rate of 21%, and the relative amount of income earned in each jurisdiction.

In October 2019, we completed an intra-entity transfer of certain intellectual property rights to one of our subsidiaries in the U.K., aligning the ownership of these rights with our evolving business. The transfer did not result in a taxable gain; however, our U.K. subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. Such fair value was determined based on our expectations of future cash flows, long-term growth rates, and discount rates. We recorded a one-time benefit of $230 million in the quarter ended December 31, 2019 for the recognition of a $1.1 billion deferred tax asset in the U.K. related to the amortizable tax basis in the transferred intellectual property, net of uncertain tax positions and valuation allowance, partially offset by a related $920 million deferred tax liability for U.S. taxes on foreign earnings. The U.K. amortizable tax basis will be recovered over a period of three years to 25 years and the related deferred tax asset was measured using the enacted U.K. corporate tax rates for the years in which the amortization will be realized. We recorded a valuation allowance of $110 million for the portion of the deferred tax asset for which it is more-likely-than-not that a benefit will not be realized based on objective evidence available as of December 31, 2019. We will update the measurement and realizability analysis going forward and record the impact from any change in determination in the period of the change.

On June 27, 2018, we entered into a closing agreement with the Internal Revenue Service (“IRS”) to resolve certain intercompany transfer pricing arrangements for tax periods starting in 2009 (the “Closing Agreement”). The primary adjustments related to the Closing Agreement were recognized in the second quarter of 2018 and consisted of a tax expense of $70 million and a reduction in unrecognized tax benefits of $437 million. In addition, we recognized $185 million of tax benefits related to other tax adjustments resulting from the changes in U.S. tax attributes and taxable income caused by the primary adjustments. The Closing Agreement resulted in federal and state cash tax payments totaling approximately $345 million, of which federal tax payments of $334 million were made in October 2018.

On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act, among other things, reduced the U.S. corporate income tax rate from 35% to 21%, beginning in 2018, and implemented the Transition Tax. In the fourth quarter of 2018, we completed our analysis of the effect of the U.S. Tax Reform Act and recorded a net tax benefit of $340 million. This is primarily related to adoption of GILTI deferred tax accounting and remeasurement of deferred tax assets and liabilities partially offset by tax expense related to Transition Tax.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Allowance for sales returns and price protection	$19	$25
Accrued expenses	28	26
Deferred revenue	119	136
Tax attributes carryforwards	93	81
Share-based compensation	54	69
Intangibles	1,289	43
U.S. deferred taxes on foreign earnings	—	318
Capitalized software development expenses	67	—
Other	109	28
Deferred tax assets	1,778	726
Valuation allowance	(181)	(61)
Deferred tax assets, net of valuation allowance	1,597	665
Deferred tax liabilities:
Intangibles	(142)	(140)
Capitalized software development expenses	—	(57)
U.S. deferred taxes on foreign earnings	(594)	—
Other	(73)	(26)
Deferred tax liabilities	(809)	(223)
Net deferred tax assets	$788	$442

As of December 31, 2019, we had gross tax credit carryforwards of $191 million for state purposes. The tax credit carryforwards are included in Deferred tax assets net of unrealized tax benefits that would apply upon the realization of uncertain tax positions. In addition, we had foreign NOL carryforwards of $32 million at December 31, 2019, attributed mainly to losses in France which can be carried forward indefinitely.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, we evaluate the likelihood of realization based on the weight of all positive and negative evidence available. As a result of the Closing Agreement, we received in 2018, we determined at that time that our remaining California research and development credit carryforwards
(“CA R&D Credit”) no longer met the threshold of more likely than not to be realized in the future. As such, consistent with our position at December 31, 2018, we have established a full valuation allowance against our CA R&D Credit. For the year ended December 31, 2019, the valuation allowance related to our CA R&D Credit is $71 million. We will reassess this determination quarterly and record a tax benefit if and when future evidence allows for a partial or full release of this valuation allowance.

As of December 31, 2017, we no longer consider the available cash balances related to undistributed earnings held outside of the U.S. by our foreign subsidiaries to be indefinitely reinvested.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Activision Blizzard’s tax years after 2008 remain open to examination by certain major taxing jurisdictions to which we are subject. The IRS is currently examining our federal tax returns for the 2012 through 2016 tax years. We also have several state and non-U.S. audits pending. In addition, as part of purchase price accounting for our 2016 acquisition of King, we assumed $74 million of uncertain tax positions primarily related to pre-acquisition transfer pricing matters. We anticipate resolving King’s transfer pricing for both pre- and post-acquisition tax years through a collaborative multilateral process with the tax authorities in the relevant jurisdictions, which include the U.K. and Sweden. While the outcome of this process remains uncertain, it could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

In December 2018, we received a decision from the Swedish Tax Agency (the “STA”) informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year (the “Initial Decision”). The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $375 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA (the “Reassessment”) which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our consolidated financial statements.

In December 2017, we received a Notice of Reassessment from the French Tax Authority (the “FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $638 million). In December 2019, the Company reached a settlement with the FTA for the 2011 through 2018 tax years, resulting in the recognition of $54 million of tax expense in the period ended December 31, 2019 and a tax payment of €161 million (approximately $179 million), including interest and penalties, in January 2020.

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

As of December 31, 2019, we had approximately $1,037 million of gross unrecognized tax benefits, $661 million of which would affect our effective tax rate, if recognized. A reconciliation of total gross unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Unrecognized tax benefits balance at January 1	$926	$1,138	$846
Gross increase for tax positions taken during a prior year	151	103	66
Gross decrease for tax positions taken during a prior year	(168)	(123)	—
Gross increase for tax positions taken during the current year	291	132	229
Settlement with taxing authorities	(163)	(312)	(1)
Lapse of statute of limitations	—	(12)	(2)
Unrecognized tax benefits balance at December 31	$1,037	$926	$1,138

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, 2018, and 2017, we had approximately $72 million, $87 million, and $121 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2019, 2018, and 2017, we recorded $14 million, $11 million, and $28 million, respectively, of interest expense related to uncertain tax positions.

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

20. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Numerator:
Consolidated net income	$1,503	$1,848	$273

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	767	762	754
Effect of dilutive stock options and awards under the treasury stock method	4	9	12
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	771	771	766
Basic earnings per common share	$1.96	$2.43	$0.36
Diluted earnings per common share	$1.95	$2.40	$0.36

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the For the Years Ended December 31,
	2019	2018	2017
Restricted stock units and options with performance measures not yet met	2	4	7
Anti-dilutive employee stock options	6	3	1

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

21. Capital Transactions

Repurchase Programs

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019 until the earlier of February 13, 2021 and a determination by the Board of Directors to discontinue the repurchase program. As of December 31, 2019, we have not repurchased any shares under this program.

On February 2, 2017, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1 billion of our common stock from February 13, 2017 through February 12, 2019. We did not repurchase any shares under this program.

Dividends

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. Such dividend is payable on May 6, 2020, to shareholders of record at the close of business on April 15, 2020.

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

22. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (amounts in millions):

	For the Years Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$319	$560	$176
Cash paid for interest	86	150	145

The beginning and ending cash and cash equivalents and restricted cash reported within our consolidated statement of cash flows included restricted cash amounts as follows (amounts in millions):

	At December 31,
	2019	2018	2017
Beginning restricted cash	$4	$7	$17
Ending restricted cash	4	4	7

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

23. Commitments and Contingencies

Commitments and Obligations

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products which may include obtaining rights to intellectual property, and for hosting services to support our games and our administrative functions. Under these agreements, we commit to provide specified payments to a lessor, developer, or hosting provider, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer based on sales of the related game. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2019, are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations (1)
	Facility and Equipment Leases	Developer and Hosting	Marketing	Long-Term Debt Obligations (2)	Total
For the years ending December 31,
2020	$77	$25	$30	$86	$218
2021	71	6	—	736	813
2022	62	1	—	466	529
2023	56	—	—	60	116
2024	52	—	—	60	112
Thereafter	46	—	—	2,147	2,193
Total	$364	$32	$30	$3,555	$3,981

(1)
We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of the potential issue resolution of the underlying matters. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or (b) the years relating to the matters for certain jurisdictions are not currently under audit. At December 31, 2019, we had $438 million of net unrecognized tax benefits included “Other liabilities,” in our consolidated balance sheet.

Additionally, at December 31, 2019 we have a remaining net Transition Tax liability of $153 million associated with the U.S. Tax Reform Act. The remaining Transition Tax liability is payable over the next seven years and is not reflected in our Contractual Obligations table above.

(2)
Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments under the Notes, which are subject to fixed interest rates, as of December 31, 2019. There was no outstanding balance under our Revolver as of December 31, 2019. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2019. Refer to Note 13 for additional information on our debt obligations.

Subsequent to year-end, we entered into certain agreements, for which, under the terms, we have future minimum commitments of approximately $600 million. The commitments relate primarily to advertising and hosting services which comprise approximately 60% and 40%, respectively, of the total future minimum commitment. Payments of these commitments will be made over the next three years to four years.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Legal Proceedings

In December 2017, we received a Notice of Reassessment from the FTA related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including interest and penalties, was approximately €571 million (approximately $638 million). In December 2019, the Company reached a settlement with the FTA for the 2011 through 2018 tax years, resulting in the recognition of $54 million of tax expense in the period ended December 31, 2019 and a tax payment of €161 million (approximately $179 million), including interest and penalties, in January 2020.

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

Letters of Credit

As described in Note 13, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2019, we did not have any letters of credit issued or outstanding under the Revolver.

24. Quarterly Financial Information (Unaudited)

	For the Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Amounts in millions, except per share data)
Net revenues	$1,986	$1,282	$1,396	$1,825
Cost of revenues	656	442	433	563
Operating income	454	247	336	570
Net income	525	204	328	447
Basic earnings per common share	0.68	0.27	0.43	0.58
Diluted earnings per common share	0.68	0.26	0.43	0.58

	For the Quarters Ended
	December 31, 2018 (1)	September 30, 2018	June 30, 2018	March 31, 2018
	(Amounts in millions, except per share data)
Net revenues	$2,381	$1,512	$1,641	$1,965
Cost of revenues	832	513	510	662
Operating income	694	265	434	595
Net income	685	260	402	500
Basic earnings per common share	0.90	0.34	0.53	0.66
Diluted earnings per common share	0.89	0.34	0.52	0.65

(1)
Quarterly financial data for the quarter ended December 31, 2018, as presented above, have been revised to reflect the correction of the tax error identified during 2019, as previously discussed in Note 2.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2019
Allowances for sales returns and price protection and other allowances	$186	$11	$(79)	$118
Valuation allowance for deferred tax assets	$61	$127	$(7)	$181
At December 31, 2018
Allowances for sales returns and price protection and other allowances	$274	$24	$(112)	$186
Valuation allowance for deferred tax assets	$—	$61	$—	$61
At December 31, 2017
Allowances for sales returns and price protection and other allowances	$257	$83	$(66)	$274

(A)	Includes increases and reversals of allowances for sales returns, price protection, and valuation allowance for deferred tax assets due to normal reserving terms.

(B)	Includes actual write-offs and utilization of allowances for sales returns, price protection, and releases of income tax valuation allowances and foreign currency translation and other adjustments.

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

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
4.1
Indenture, dated as of September 19, 2016, among Activision Blizzard, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, with respect to the Company’s 2.300% Unsecured Senior Notes due 2021 and the Company’s 3.400% Unsecured Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed September 19, 2016).

4.2
Base Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed May 26, 2017).

4.3
First Supplemental Indenture, dated as of May 26, 2017, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the Company’s 2.600% Unsecured Senior Notes due 2022, the Company’s 3.400% Unsecured Senior Notes due September 2027 and the Company’s 4.500% Unsecured Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).

4.4	Form of certificate for the Company’s 2.600% Unsecured Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed May 26, 2017).
4.5	Form of certificate for the Company’s 3.400% Unsecured Senior Notes due 2027 (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K, filed May 26, 2017).
4.6	Form of certificate for the Company’s 4.500% Unsecured Senior Notes due 2047 (incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K, filed May 26, 2017).
4.7	Description of Securities.
10.1*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated on June 7, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 2012).
10.2*	Activision Blizzard, Inc. 2014 Incentive Plan, amended and restated as of March 2, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 4, 2017).
10.3*	Activision Blizzard, Inc. KDE Equity Incentive Plan, amended as of November 1, 2016 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year ended December 31, 2016).
10.4*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2008).

10.5*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of November 12, 2008) (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K for the year ended December 31, 2008).

10.6*
Form of Notice of Stock Option Award for grants to unaffiliated directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2013).

10.7*
Form of Notice of Stock Option Award for grants to persons other than directors pursuant to the Activision Blizzard, Inc. 2008 Incentive Plan (effective as of March 6, 2013) (incorporated by reference to Exhibit 10.6 of the Company’s Form10-Q for the quarter ended March 31, 2013).

10.8*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit
10.9*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2014).

10.10*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended June 30, 2014).

10.11*
Form of Notice of Restricted Share Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of June 5, 2014) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended June 30, 2014).

10.12*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2014).

10.13*
Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2014).

10.14*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended September 30, 2014).

10.15*
Form of Notice of Stock Option Award for grants to U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2016).

10.16*
Form of Notice of Stock Option Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K for the year ended December 31, 2016).

10.17*
Form of Notice of Restricted Share Unit Award for grants to non-U.S. employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 1, 2016) (incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K for the year ended December 31, 2016).

10.18*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2017).

10.19*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended March 31, 2017).

10.20*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 26, 2018) (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2018).

10.21*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 26, 2018) (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K for the year ended December 31, 2018).

10.22*	Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 4, 2019).
10.23*	Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 4, 2019).
10.24*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended June 30, 2014).
10.25*	Activision Blizzard, Inc. Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015).
10.26*
Employment Agreement, dated as of November 1, 2016, between Chris B. Walther and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quartered ended March 31, 2019).

10.27*	Employment Agreement, dated February 25, 2019, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2018).
10.28*	Employment Agreement, dated as of November 22, 2016, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed November 25, 2016).
10.29*	Form of Notice of Performance Share Unit Award to Robert A. Kotick (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2018).

Exhibit Number	Exhibit
10.30*	Form of Notice of 2018 Stock Option Award to Robert A. Kotick (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2018).
10.31*	Form of Notice of 2019 Stock Option Award to Robert A. Kotick.
10.32*	Employment Agreement, dated May 10, 2017, between Activision Blizzard, Inc. and Collister Johnson (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed May 11, 2017).
10.33*	Employment Agreement, dated as of July 24, 2019, between Claudine Naughton and the Company.
10.34*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of May 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2018).

10.35
Credit Agreement, dated as of October 11, 2013, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, a group of lenders, Bank of America, N.A., as administrative agent and collateral agent for the lenders, J.P. Morgan Securities LLC, as syndication agent, Bank of America Merrill Lynch and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunners, and Goldman Sachs & Co., HSBC Securities (USA) Inc., Mitsubishi UFJ Securities (USA), Inc., Mizuho Securities USA Inc., RBC Capital Markets, SunTrust Bank and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed October 18, 2013).

10.36
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

10.37
Second Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed November 17, 2015).

10.38
Third Amendment to the Credit Agreement, dated as of October 11, 2013, by and among Activision Blizzard, Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the several other agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s form 8-K, filed December 14, 2015).

10.39
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

10.40
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

10.41
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

10.42
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

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).
24.1	Power of Attorney of each Executive Officer and Director signing this report (included in the signature page hereto).
31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Exhibit
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2020

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK
Robert A. Kotick Director and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)
________________________________________________________________________________________________________________________
POWER OF ATTORNEY
Each individual whose signature appears below constitutes and appoints Robert A. Kotick and Dennis Durkin and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his, her, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT A. KOTICK	Director, Chief Executive Officer (Principal Executive Officer)	February 27, 2020
(Robert A. Kotick)
By:	/s/ DENNIS DURKIN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020
(Dennis Durkin)
By:	/s/ REVETA BOWERS	Director	February 27, 2020
(Reveta Bowers)
By:	/s/ ROBERT J. CORTI	Director	February 27, 2020
(Robert J. Corti)
By:	/s/ HENDRIK J. HARTONG III	Director	February 27, 2020
(Hendrik J. Hartong III)
By:	/s/ BRIAN G. KELLY	Chairman of the Board and Director	February 27, 2020
(Brian G. Kelly)
By:	/s/ BARRY MEYER	Director	February 27, 2020
(Barry Meyer)
By:	/s/ ROBERT J. MORGADO	Director	February 27, 2020
(Robert J. Morgado)
By:	/s/ PETER NOLAN	Director	February 27, 2020
(Peter Nolan)
By:	/s/ CASEY WASSERMAN	Director	February 27, 2020
(Casey Wasserman)
By:	/s/ ELAINE P. WYNN	Director	February 27, 2020
(Elaine P. Wynn)