Form 10-Q
period 2020-03-31
Activision Blizzard, Inc.
filed 2020-05-05
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at April 28, 2020 was 770,485,455.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the ongoing global impact of a novel strain of coronavirus which emerged in December 2019 (“COVID-19”) (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers and distributors who sell our physical product to customers; effects on our ability to release our content in a timely manner; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; concentration of revenue among a small number of franchises; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; our ability to attract, retain and motivate skilled personnel; rapid changes in technology and industry standards; competition, including from other forms of entertainment; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our newly acquired or started businesses and the potential impact of our expansion into new businesses on our existing businesses; substantial influence of third-party platform providers over our products and costs; risks associated with transitions to next-generation consoles; success and availability of video game consoles manufactured by third parties; risks associated with the free-to-play business model, including dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; our ability to realize the expected financial and operational benefits of, and effectively implement and manage, our previously announced restructuring actions; our ability to quickly adjust our cost structure in response to sudden changes in demand; risks and costs associated with legal proceedings; intellectual property claims; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; our ability to sell products at assumed pricing levels; reliance on external developers for development of some of our software products; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the seasonality in the sale of our products; counterparty risks relating to customers, licensees, licensors, and manufacturers, which have been magnified as a result of the COVID-19 pandemic; risks associated with our use of open source software; piracy and unauthorized copying of our products; insolvency or business failure of any of our partners, which has been magnified as a result of the COVID-19 pandemic; risks and uncertainties of conducting business outside the United States (“U.S.”); increasing regulation of our business, products, and distribution in key territories; compliance with continually evolving laws and regulations concerning data privacy; reliance on servers and networks to operate our games and our proprietary online gaming service; potential data breaches and other cybersecurity risks; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At March 31, 2020	At December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$5,906	$5,794
Accounts receivable, net of allowances of $87 and $132, at March 31, 2020 and December 31, 2019, respectively	590	848
Software development	293	322
Other current assets	330	328
Total current assets	7,119	7,292
Software development	90	54
Property and equipment, net	236	253
Deferred income taxes, net	1,234	1,293
Other assets	664	658
Intangible assets, net	498	531
Goodwill	9,763	9,764
Total assets	$19,604	$19,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$158	$292
Deferred revenues	1,064	1,375
Accrued expenses and other liabilities	1,338	1,248
Total current liabilities	2,560	2,915
Long-term debt, net	2,675	2,675
Deferred income taxes, net	458	505
Other liabilities	890	945
Total liabilities	6,583	7,040
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,199,021,144 and 1,197,436,644 shares issued at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	11,213	11,174
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2020 and December 31, 2019	(5,563)	(5,563)
Retained earnings	7,999	7,813
Accumulated other comprehensive loss	(628)	(619)
Total shareholders’ equity	13,021	12,805
Total liabilities and shareholders’ equity	$19,604	$19,845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Net revenues
Product sales	$543	$656
Subscription, licensing, and other revenues	1,245	1,169
Total net revenues	1,788	1,825

Costs and expenses
Cost of revenues—product sales:
Product costs	119	152
Software royalties, amortization, and intellectual property licenses	82	111
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	258	239
Software royalties, amortization, and intellectual property licenses	46	61
Product development	238	249
Sales and marketing	243	207
General and administrative	167	179
Restructuring and related costs	23	57
Total costs and expenses	1,176	1,255

Operating income	612	570
Interest and other expense (income), net (Note 12)	8	3
Income before income tax expense	604	567
Income tax expense	99	120
Net income	$505	$447

Earnings per common share
Basic	$0.66	$0.58
Diluted	$0.65	$0.58

Weighted-average number of shares outstanding
Basic	769	764
Diluted	774	770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2020	2019
Net income	$505	$447

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(14)	2
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	1	2
Unrealized gains (losses) on investments, net of tax	4	(5)
Total other comprehensive loss	$(9)	$(1)
Comprehensive income	$496	$446

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$505	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	11	86
Depreciation and amortization	62	87
Non-cash operating lease cost	16	17
Amortization of capitalized software development costs and intellectual property licenses (1)	77	104
Share-based compensation expense (2)	43	63
Other	—	30
Changes in operating assets and liabilities:
Accounts receivable, net	249	438
Software development and intellectual property licenses	(85)	(46)
Other assets	(11)	(38)
Deferred revenues	(334)	(582)
Accounts payable	(132)	(91)
Accrued expenses and other liabilities	(253)	(65)
Net cash provided by operating activities	148	450

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	13
Purchases of available-for-sale investments	(9)	—
Capital expenditures	(19)	(18)
Net cash used in investing activities	(28)	(5)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	26	30
Tax payment related to net share settlements on restricted stock units	(19)	(6)
Net cash provided by financing activities	7	24
Effect of foreign exchange rate changes on cash and cash equivalents	(15)	2
Net increase in cash and cash equivalents and restricted cash	112	471
Cash and cash equivalents and restricted cash at beginning of period	5,798	4,229
Cash and cash equivalents and restricted cash at end of period	$5,910	$4,700

(1)	Excludes deferral and amortization of share-based compensation expense.

(2)	Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2020 and March 31, 2019
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	505	—	505
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	1	—	—	—	27	—	—	27
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(31)	—	—	(31)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	43	—	—	43
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at March 31, 2020	1,199	$—	(429)	$(5,563)	$11,213	$7,999	$(628)	$13,021

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,593	$(601)	$11,392
Components of comprehensive income:
Net income	—	—	—	—	—	447	—	447
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Issuance of common stock pursuant to employee stock options	2	—	—	—	30	—	—	30
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(45)	—	—	(45)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	56	—	—	56
Dividends ($0.37 per common share)	—	—	—	—	—	(283)	—	(283)
Balance at March 31, 2019	1,195	$—	(429)	$(5,563)	$11,004	$6,757	$(602)	$11,596

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

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties. Activision also includes the activities of the Call of Duty LeagueTM, a global professional esports league with city-based teams.

Activision’s key product franchise is Call of Duty®, a first-person action title for the console and PC platforms and, following the October 1, 2019 launch of Call of Duty: Mobile, the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscription, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, a global professional esports league with city-based teams.

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
Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Generally, making these estimates and developing our assumptions requires consideration of forecasted information, which, in context of the COVID-19 pandemic, involves additional uncertainty. While there was no material impact to our estimates in the current period, in future periods, facts and circumstances (including, without limitation, the impact of the ongoing global COVID-19 pandemic) could change and impact our estimates. Additionally, actual results could differ from these estimates and assumptions. In the opinion of management, all adjustments considered necessary for the fair statement of our financial position and results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying unaudited condensed consolidated financial statements.

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

Supplemental Cash Flow Information

As of March 31, 2020 and 2019, we had the following amounts associated with investing and financing activities recorded within “Accrued expenses and other liabilities”:

•	dividends payable of $316 million and $283 million, respectively; and

•	accrued withholding tax payments related to net share settlements on restricted stock units of $12 million and $40 million, respectively.

The beginning and ending cash and cash equivalents and restricted cash reported within our condensed consolidated statement of cash flows included restricted cash amounts as follows (amounts in millions):

	At March 31,
	2020	2019
Beginning restricted cash	$4	$4
Ending restricted cash	4	4

2.    Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Cloud Computing Arrangements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance requires customers to capitalize implementation costs for these arrangements by applying the same criteria that are utilized for existing internal-use software guidance. The capitalized costs are required to be amortized over the associated term of the arrangement, generally on a straight-line basis, with amortization of these costs presented in the same financial statement line item as other costs associated with the arrangement. We adopted the new standard under a prospective approach during the first quarter of 2020 and it did not have a material impact on our condensed consolidated financial statements.

Goodwill

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, that entity will be required to perform its annual or interim goodwill impairment test by (1) comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and (2) recognizing an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We adopted the new standard under a prospective approach during the first quarter of 2020 and it did not have a material impact on our condensed consolidated financial statements.

Financial Instruments - Credit Losses

In June 2016, the FASB issued new guidance related to accounting for credit losses on financial instruments. The update replaces the existing incurred loss impairment model under current GAAP with a methodology that reflects a current expected credit losses model which requires the use of historical and forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will generally result in earlier recognition of credit losses. We adopted the new standard under a modified retrospective basis, with the cumulative effect of adoption recorded as an adjustment to retained earnings during the first quarter of 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued new guidance which is intended to simplify various aspects of accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in the application of Topic 740. The new standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Generally, the topics must be applied prospectively upon adoption, with the exception of certain topics which are required to be applied on a retrospective or modified retrospective basis. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

3.    Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At March 31, 2020	At December 31, 2019
Internally-developed software costs	$354	$345
Payments made to third-party software developers	29	31
Total software development costs	$383	$376

As of both March 31, 2020 and December 31, 2019, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019
Amortization of capitalized software development costs and intellectual property licenses	$83	$110

4.    Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At March 31, 2020
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,116)	$38
Developed software	2	-	5 years	601	(599)	2
Trade names	7	-	10 years	54	(31)	23
Other	1	-	15 years	19	(17)	2
Total definite-lived intangible assets				$1,828	$(1,763)	$65

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$498

	At December 31, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,105)	$49
Developed software	2	-	5 years	601	(579)	22
Trade names	7	-	10 years	54	(30)	24
Other	1	-	15 years	19	(16)	3
Total definite-lived intangible assets				$1,828	$(1,730)	$98

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$531

Amortization expense of our intangible assets was $33 million and $55 million for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

For the years ending December 31,
2020 (remaining nine months)	$42
2021	11
2022	7
2023	2
2024	1
Thereafter	2
Total	$65

5.    Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2019	$6,898	$190	$2,676	$9,764
Other	(1)	—	—	(1)
Balance at March 31, 2020	$6,897	$190	$2,676	$9,763

6.    Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at March 31, 2020 Using
	As of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$5,576	$5,576	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	74	74	—	—	Other current assets
Foreign currency forward contracts designated as hedges	7	—	7	—	Other current assets and Other assets
Total recurring fair value measurements	$5,689	$5,682	$7	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2019 Using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$5,320	$5,320	$—	$—	Cash and cash equivalents
Foreign government treasury bills	37	37	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	65	65	—	—	Other current assets
Total recurring fair value measurements	$5,422	$5,422	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of March 31, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$646	$6	$350	$(2)

At March 31, 2020, our Cash Flow Hedges have remaining maturities of 20 months or less. Additionally, $3 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at March 31, 2020 for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended March 31,		Statement of Operations Classification
	2020	2019
Cash Flow Hedges	$9	$11	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of March 31, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	25	—	25	(2)

For the three months ended March 31, 2020 and 2019, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During 2019, we recorded an upward adjustment of $38 million to an investment in equity securities, which had historically been carried at cost, based on an observable and orderly transaction in the common stock of the investee. As of both March 31, 2020 and December 31, 2019, the carrying value of the investment is $42 million, and is recorded in “Other assets” on our condensed consolidated balance sheet. We classify this investment as Level 3 in the fair value hierarchy as we estimated the value based on valuation methods using the observable transaction price in a market with limited activity.

For the three months ended March 31, 2020 and 2019, there were no impairment charges related to assets that are measured on a non-recurring basis.

7.    Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The opening balance of deferred revenues as of January 1, 2020 and the ending balance as of March 31, 2020, were $1.4 billion and $1.1 billion, respectively, including our current and non-current balances. For the three months ended March 31, 2020, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the three months ended March 31, 2020 and March 31, 2019, $0.8 billion and $0.9 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at the beginning of the period.

As of March 31, 2020, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.3 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.2 billion over the next 12 months, $0.4 billion in the subsequent 12-month period, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

8.    Debt

Credit Facilities
As of March 31, 2020 and December 31, 2019, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver, and we were in compliance with the terms of the Credit Agreement as of March 31, 2020.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Credit Agreement, its key terms, and previous amendments made to it.

Unsecured Senior Notes

At March 31, 2020 and December 31, 2019, we had the following unsecured senior notes outstanding:

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

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The Notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. We were in compliance with the terms of the Notes as of March 31, 2020.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, we had accrued interest payable of $14 million and $15 million, respectively, related to the Notes.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding key terms under our indentures that govern the Notes.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2020
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

As of March 31, 2020, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years and thereafter are as follows (amounts in millions):

For the years ending December 31,
2020 (remaining nine months)	$—
2021	650
2022	400
2023	—
2024	—
Thereafter	1,650
Total	$2,700

With the exception of the 2026 and the 2047 Notes, using Level 2 inputs (i.e., observable market prices in less-than-active markets) at March 31, 2020 and December 31, 2019, the carrying values of the Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At March 31, 2020, based on Level 2 inputs, the fair values of the 2026 and 2047 Notes were $907 million and $501 million, respectively. At December 31, 2019, based on Level 2 inputs, the fair values of the 2026 Notes and the 2047 Notes were $893 million and $456 million, respectively.

9.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Three Months Ended March 31, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2019	$(624)	$8	$(3)	$(619)
Other comprehensive income (loss) before reclassifications	(12)	10	4	2
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	(9)	—	(11)
Balance at March 31, 2020	$(638)	$9	$1	$(628)

	For the Three Months Ended March 31, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2018	$(629)	$23	$5	$(601)
Other comprehensive income (loss) before reclassifications	2	13	(6)	9
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(11)	1	(10)
Balance at March 31, 2019	$(627)	$25	$—	$(602)

10.    Operating Segments and Geographic Region

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

Information on reportable segment net revenues and operating income for the three months ended March 31, 2020 and 2019, are presented below (amounts in millions):

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$519	$437	$498	$1,454
Intersegment net revenues (1)	—	15	—	15
Segment net revenues	$519	$452	$498	$1,469

Segment operating income	$184	$197	$156	$537

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$317	$339	$529	$1,185
Intersegment net revenues (1)	—	5	—	5
Segment net revenues	$317	$344	$529	$1,190

Segment operating income	$73	$55	$178	$306

(1)	Intersegment revenues reflect licensing and service fees charged between segments.
Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$1,469	$1,190
Revenues from non-reportable segments (1)	68	73
Net effect from recognition (deferral) of deferred net revenues (2)	266	567
Elimination of intersegment revenues (3)	(15)	(5)
Consolidated net revenues	$1,788	$1,825

Reconciliation to consolidated income before income tax expense:
Segment operating income	$537	$306
Operating income (loss) from non-reportable segments (1)	3	(3)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	171	441
Share-based compensation expense	(43)	(63)
Amortization of intangible assets	(33)	(54)
Restructuring and related costs (4)	(23)	(57)
Consolidated operating income	612	570
Interest and other expense (income), net	8	3
Consolidated income before income tax expense	$604	$567

(1)	Includes other income and expenses from operating segments managed outside the reportable segments, including our Distribution business. Also includes unallocated corporate income and expenses.

(2)	Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

(4)	Reflects restructuring initiatives, which include severance and other restructuring-related costs.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended March 31, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$548	$409	$499	$—	$(15)	$1,441
Retail channels	212	9	—	—	—	221
Other (2)	20	31	—	75	—	126
Total consolidated net revenues	$780	$449	$499	$75	$(15)	$1,788

Change in deferred revenues:
Digital online channels (1)	$(93)	$8	$(1)	$—	$—	$(86)
Retail channels	(168)	(4)	—	—	—	(172)
Other (2)	—	(1)	—	(7)	—	(8)
Total change in deferred revenues	$(261)	$3	$(1)	$(7)	$—	$(266)

Segment net revenues:
Digital online channels (1)	$455	$417	$498	$—	$(15)	$1,355
Retail channels	44	5	—	—	—	49
Other (2)	20	30	—	68	—	118
Total segment net revenues	$519	$452	$498	$68	$(15)	$1,522

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$466	$406	$526	$—	$(5)	$1,393
Retail channels	297	16	—	—	—	313
Other (2)	—	39	—	80	—	119
Total consolidated net revenues	$763	$461	$526	$80	$(5)	$1,825

Change in deferred revenues:
Digital online channels (1)	$(217)	$(114)	$3	$—	$—	$(328)
Retail channels	(229)	(4)	—	—	—	(233)
Other (2)	—	1	—	(7)	—	(6)
Total change in deferred revenues	$(446)	$(117)	$3	$(7)	$—	$(567)

Segment net revenues:
Digital online channels (1)	$249	$292	$529	$—	$(5)	$1,065
Retail channels	68	12	—	—	—	80
Other (2)	—	40	—	73	—	113
Total segment net revenues	$317	$344	$529	$73	$(5)	$1,258

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$472	$172	$311	$—	$(7)	$948
EMEA (1)	239	121	136	75	(5)	566
Asia Pacific	69	156	52	—	(3)	274
Total consolidated net revenues	$780	$449	$499	$75	$(15)	$1,788

Change in deferred revenues:
Americas	$(146)	$2	$1	$—	$—	$(143)
EMEA (1)	(96)	3	(1)	(7)	—	(101)
Asia Pacific	(19)	(2)	(1)	—	—	(22)
Total change in deferred revenues	$(261)	$3	$(1)	$(7)	$—	$(266)

Segment net revenues:
Americas	$326	$174	$312	$—	$(7)	$805
EMEA (1)	143	124	135	68	(5)	465
Asia Pacific	50	154	51	—	(3)	252
Total segment net revenues	$519	$452	$498	$68	$(15)	$1,522

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$458	$207	$326	$—	$(3)	$988
EMEA (1)	243	148	144	80	(1)	614
Asia Pacific	62	106	56	—	(1)	223
Total consolidated net revenues	$763	$461	$526	$80	$(5)	$1,825

Change in deferred revenues:
Americas	$(267)	$(54)	$3	$—	$—	$(318)
EMEA (1)	(146)	(47)	—	(7)	—	(200)
Asia Pacific	(33)	(16)	—	—	—	(49)
Total change in deferred revenues	$(446)	$(117)	$3	$(7)	$—	$(567)

Segment net revenues:
Americas	$191	$153	$329	$—	$(3)	$670
EMEA (1)	97	101	144	73	(1)	414
Asia Pacific	29	90	56	—	(1)	174
Total segment net revenues	$317	$344	$529	$73	$(5)	$1,258

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)	Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 47% and 49% of consolidated net revenues for the three months ended March 31, 2020 and 2019, respectively. The Company’s net revenues in the U.K. were 9% and 10% of consolidated net revenues for the three months ended March 31, 2020 and 2019, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended March 31, 2020 or 2019.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$567	$27	$—	$—	$—	$594
PC	126	362	25	—	(15)	498
Mobile and ancillary (1)	67	29	474	—	—	570
Other (2)	20	31	—	75	—	126
Total consolidated net revenues	$780	$449	$499	$75	$(15)	$1,788

Change in deferred revenues:
Console	$(223)	$(8)	$—	$—	$—	$(231)
PC	(37)	19	(1)	—	—	(19)
Mobile and ancillary (1)	(1)	(7)	—	—	—	(8)
Other (2)	—	(1)	—	(7)	—	(8)
Total change in deferred revenues	$(261)	$3	$(1)	$(7)	$—	$(266)

Segment net revenues:
Console	$344	$19	$—	$—	$—	$363
PC	89	381	24	—	(15)	479
Mobile and ancillary (1)	66	22	474	—	—	562
Other (2)	20	30	—	68	—	118
Total segment net revenues	$519	$452	$498	$68	$(15)	$1,522

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$635	$42	$—	$—	$—	$677
PC	124	342	33	—	(5)	494
Mobile and ancillary (1)	4	38	493	—	—	535
Other (2)	—	39	—	80	—	119
Total consolidated net revenues	$763	$461	$526	$80	$(5)	$1,825

Change in deferred revenues:
Console	$(386)	$(12)	$—	$—	$—	$(398)
PC	(59)	(90)	—	—	—	(149)
Mobile and ancillary (1)	(1)	(16)	3	—	—	(14)
Other (2)	—	1	—	(7)	—	(6)
Total change in deferred revenues	$(446)	$(117)	$3	$(7)	$—	$(567)

Segment net revenues:
Console	$249	$30	$—	$—	$—	$279
PC	65	252	33	—	(5)	345
Mobile and ancillary (1)	3	22	496	—	—	521
Other (2)	—	40	—	73	—	113
Total segment net revenues	$317	$344	$529	$73	$(5)	$1,258

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)	Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At March 31, 2020	At December 31, 2019
Long-lived assets (1) by geographic region:
Americas	$312	$322
EMEA	133	142
Asia Pacific	18	21
Total long-lived assets by geographic region	$463	$485

(1)
The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets, and our lease ROU assets; all other long-term assets are not allocated by location.

11.    Restructuring

During 2019, we began implementing our previously announced restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity from certain parts of our business. We have been:

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

The restructuring actions remain in progress as we continue to focus on these goals and execute against our plan in 2020.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee-related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2019	$32	$—	$3	$35
Costs charged to expense	23	—	—	23
Cash payments	(6)	—	(2)	(8)
Balance at March 31, 2020	$49	$—	$1	$50

Cumulative charges incurred through March 31, 2020	$99	$29	$32	$160

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended March 31,
	2020	2019
Activision	$2	$9
Blizzard	21	26
King	(1)	8
Other segments (1)	1	14
Total	$23	$57

(1)
Includes charges related to operating segments managed outside the reportable segments, including our Distribution business. Also includes restructuring charges for our corporate and administrative functions.

We expect to incur aggregate pre-tax restructuring charges of approximately $190 million associated with the restructuring plan. Approximately $50 million of these charges are expected to be incurred in 2020 as we complete the execution of the restructuring plan, as discussed above. These charges will primarily relate to severance and employee-related costs (approximately 60% of the aggregate charge), including, in many cases, amounts above those that are legally required, facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring related fees and the write-down of assets from canceled projects. A majority of the total pre-tax charge associated with the restructuring will be paid in cash using amounts on hand and the outlays are expected to continue throughout 2020.

The total charges incurred through March 31, 2020 and total expected pre-tax restructuring charges related to the restructuring plan by segment, inclusive of amounts already incurred, are presented below (amounts in millions):

	Total Charges Incurred Through March 31, 2020	Total Expected Charges
Activision	$21	$25
Blizzard	94	105
King	19	20
Other segments (1)	26	40
Total	$160	$190

(1)
Includes charges related to operating segments managed outside the reportable segments, including our Distribution business. Also includes restructuring charges for our corporate and administrative functions.

12.	Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019
Interest income	$(16)	$(21)
Interest expense from debt and amortization of debt discount and deferred financing costs	23	23
Other expense (income), net	1	1
Interest and other expense (income), net	$8	$3

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

The income tax expense of $99 million for the three months ended March 31, 2020 reflects an effective tax rate of 16%, which is lower than the effective tax rate of 21% for the three months ended March 31, 2019. The decrease is primarily due to a discrete tax benefit recognized in the current year in connection with the remeasurement of a U.S. deferred tax asset related to foreign earnings resulting from an intra-group asset transfer.

The effective tax rate of 16% for the three months ended March 31, 2020 is lower than the U.S. statutory rate of 21%, primarily due to lower U.S. taxes on foreign earnings, the remeasurement of a U.S. deferred tax asset related to foreign earnings, and the recognition of federal research and development credits.

Activision Blizzard’s tax years after 2008 remain open to examination by certain major taxing jurisdictions to which we are subject. The IRS is currently examining our federal tax returns for the 2012 through 2016 tax years. We also have several state and non-U.S. audits pending. In addition, King’s pre-acquisition tax returns remain open in various jurisdictions, primarily as a result of transfer pricing matters. We anticipate resolving King’s transfer pricing for both pre- and post-acquisition tax years through a collaborative multilateral process with the tax authorities in the relevant jurisdictions, which include the U.K. and Sweden. While the outcome of this process remains uncertain, it could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

In December 2018, we received a decision from the Swedish Tax Agency (“STA”) informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year (“Initial Decision”). The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $352 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA (the “Reassessment”) which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our condensed consolidated financial statements.

In December 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $632 million). In December 2019, the Company reached a settlement with the FTA for the 2011 through 2018 tax years, resulting in the recognition of $54 million of tax expense in the period ended December 31, 2019, and a tax payment of €161 million (approximately $178 million), including interest and penalties, in January 2020.

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

14.    Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2020	2019
Numerator:
Consolidated net income	$505	$447
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	769	764
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	5	6
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	774	770

Basic earnings per common share	$0.66	$0.58
Diluted earnings per common share	$0.65	$0.58

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019
Restricted stock units and options with performance measures not yet met	3	3
Anti-dilutive employee stock options	6	6

15.    Capital Transactions

Repurchase Program

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019, until the earlier of February 13, 2021, and a determination by the Board of Directors to discontinue the repurchase program. As of March 31, 2020, we have not repurchased any shares under this program.

Dividends

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. Such dividend is payable on May 6, 2020, to shareholders of record at the close of business on April 15, 2020. We have recorded $316 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2020.

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
Our Segments
Based on our organizational structure, we conduct our business through three reportable segments, as follows:

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) is a leading global developer and publisher of interactive software products and entertainment content, particularly for the console platform. Activision primarily delivers content through retail and digital channels, including full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision develops, markets, and sells products primarily based on our internally developed intellectual properties. Activision also includes the activities of the Call of Duty LeagueTM, a global professional esports league with city-based teams.

Activision’s key product franchise is Call of Duty®, a first-person action title for the console and PC platforms and, following the October 1, 2019 launch of Call of Duty: Mobile, the mobile platform, including for Google Inc.’s (“Google”) Android and Apple Inc.’s (“Apple”) iOS.

(ii) Blizzard Entertainment, Inc.

Blizzard is a leading global developer and publisher of interactive software products and entertainment content, particularly for the PC platform. Blizzard primarily delivers content through retail and digital channels, including subscriptions, full-game, and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch LeagueTM, a global professional esports league with city-based teams.

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

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly for the mobile platform, including for Google’s Android and Apple’s iOS. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of revenue.

King’s key product franchise is Candy CrushTM, which features “match three” games for the mobile and PC platforms.

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

Impacts of the Global COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has since extensively impacted global health and the economic environment. On February 28, 2020, the World Health Organization (“WHO”) raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain the spread of COVID-19, domestic and international governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” and quarantine orders for individuals to stay in their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activities and financial markets across the globe.

The full extent of the impact of the COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price will depend on numerous evolving factors that we are not able to fully predict at this time. However, we believe that given our strong balance sheet, with cash and cash equivalents and short-term investments of $6.0 billion as of March 31, 2020, and the fact that our business has increasingly shifted to digital channels, we have substantial flexibility as we navigate through the uncertain environment and near-term implications of COVID-19. Further, we anticipate in the near term that our business could see an increase in demand for our products and services as a result of the stay-at-home orders enacted in various regions, as players have more time to engage with our games. We began to see early indications of this trend towards the end of the first quarter of 2020, with the performance from some of our franchises further strengthening in March as populations sheltered at home in many regions of the world and turned to our content for entertainment and social connection. For instance, in the latter part of the quarter, we noted an even greater demand for Call of Duty: Modern Warfare® and its associated content, which was also benefiting from the launch of Call of Duty: Warzone in March 2020. Additionally, our Blizzard and King operating segments experienced an increase in monthly active users for certain franchises during the month of March. The sustainability of these early trends and long-term implications to our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See Item 1A “Risk Factors” within Part II of this Quarterly Report on Form 10-Q for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

In an effort to protect the health and safety of our employees, the majority of our workforce is currently working from home and we have placed restrictions on non-essential business travel. We have implemented business continuity plans and have increased support and resources to enable our employees to work remotely and thus far our business has been able to operate with minimal disruption. The global COVID-19 pandemic remains a rapidly evolving situation. We will continue to actively monitor the developments of the pandemic and may take further actions that could alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and shareholders. It is not clear what effects any such potential actions may have on our business, including the effects on our employees, players and consumers, customers, partners, game development and content pipelines, or on our reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

Business Results and Highlights

Financial Results

For the three months ended March 31, 2020:

•
consolidated net revenues decreased 2% to $1.79 billion, while consolidated operating income increased 7% to $612 million, as compared to consolidated net revenues of $1.83 billion and consolidated operating income of $570 million for the three months ended March 31, 2019;

•
revenues from digital online channels were $1.44 billion, or 81% of consolidated net revenues, as compared to $1.39 billion, or 76% of consolidated net revenues, for the three months ended March 31, 2019;

•
operating margin was 34.2%, which includes $23 million in restructuring and related costs, as compared to 31.2%, which included $57 million in restructuring and related costs, for the three months ended March 31, 2019;

•	consolidated net income increased 13% to $505 million, as compared to $447 million for the three months ended March 31, 2019;

•	diluted earnings per common share increased 12% to $0.65, as compared to $0.58 for the three months ended March 31, 2019; and

•	cash flows from operating activities were $148 million, a decrease of 67%, as compared to $450 million for the three months ended March 31, 2019.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended March 31, 2020, include a net effect of $266 million and $171 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Additionally, for the three months ended March 31, 2020 and 2019, 11% and 14%, respectively, of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were 89% and 86%, respectively, of total net revenues. Revenues recognized at a “point-in-time” are primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business. “Over-time and other revenues” are primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

Content Release and Event Highlights

Games and other major content releases during the three months ended March 31, 2020, include Activision’s Call of Duty: Warzone, an all-new free-to-play experience from the world of Call of Duty: Modern Warfare for the console and PC platforms, and Blizzard’s Warcraft® III: ReforgedTM, a re-imagining of Blizzard’s real-time strategy game. Additionally, the Call of Duty League began its first season in January 2020, and the Overwatch League began its third season in February 2020.

Operating Metrics

The following operating metrics are key performance indicators that we use to evaluate our business. The key drivers of changes in our operating metrics are presented in the order of significance.

Net bookings and In-game net bookings

We monitor net bookings as a key operating metric in evaluating the performance of our business because it enables an analysis of performance based on the timing of actual transactions with our customers and provides more timely indications of trends in our operating results. Net bookings is the net amount of products and services sold digitally or sold-in physically in the period, and includes license fees, merchandise, and publisher incentives, among others. Net bookings is equal to net revenues excluding the impact from deferrals. In-game net bookings primarily includes the net amount of downloadable content and microtransactions sold during the period, and is equal to in-game net revenues excluding the impact from deferrals.

Net bookings and in-game net bookings were as follows (amounts in millions):

	March 31, 2020	March 31, 2019	Increase (Decrease)
Net bookings	$1,522	$1,258	$264
In-game net bookings	$956	$794	$162

Net bookings

The increase in net bookings for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•
a $202 million increase in Activision net bookings primarily driven by (1) higher net bookings from Call of Duty: Modern Warfare (which was released in October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone, which was released in March 2020) as compared to Call of Duty: Black Ops 4, which was released in October 2018 and (2) net bookings from Call of Duty: Mobile, which was released in October 2019, partially offset by lower net bookings from Sekiro: Shadows Die TwiceTM, which was released in March 2019, with no comparable release in 2020; and

•
a $108 million increase in Blizzard net bookings driven by higher net bookings from World of Warcraft, primarily from higher subscription net bookings due to the release of World of Warcraft Classic in August 2019, and revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Shadowlands, with no comparable net bookings in the prior period.

The increase was partially offset by a $31 million decrease in King net bookings, primarily due to lower net bookings from player purchases, driven by the Candy Crush franchise, partially offset by an increase in advertising net bookings.

In-game net bookings

The increase in in-game net bookings for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a $182 million increase in Activision in-game net bookings, driven by (1) higher in-game net bookings from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4 and (2) in-game net bookings from Call of Duty: Mobile.

The increase was partially offset by a $50 million decrease in King in-game net bookings due to lower in-game net bookings, driven by the Candy Crush franchise.

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

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Activision	102	128	36	37	41	53
Blizzard	32	32	33	32	32	35
King	273	249	247	258	272	268
Total	407	409	316	327	345	356
Average MAUs for the three months ended March 31, 2020, were relatively comparable to the three months ended December 31, 2019, primarily due to the decrease in average MAUs for Activision being largely offset by an increase in average MAUs for King. The decrease in Activision’s average MAUs is driven by the Call of Duty franchise and reflects a decrease in average MAUs for Call of Duty: Mobile, which launched in October 2019, partially offset by an increase in average MAUs for Call of Duty: Modern Warfare, which benefited from the launch of Call of Duty: Warzone in March 2020. The increase in King’s average MAUs is primarily due to an increase in average MAUs for the Candy Crush franchise.

Average MAUs increased by 62 million, or 18%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The year-over-year increase in average MAUs is primarily due to an increase in Activision’s average MAUs due to the Call of Duty franchise driven by Call of Duty: Mobile and Call of Duty: Modern Warfare. King’s average MAUs were roughly equal year-over-year as the increase in average MAUs for the Candy Crush franchise was largely offset by decreases in other franchises.

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

Opportunities to Expand Franchises Outside of Games
Our fans spend significant time engaging in our franchises and investing through purchases of our game content, including full games, downloadable content and microtransactions. Given the passion our players have for our franchises, we believe there are emerging opportunities to drive additional engagement and investment in our franchises outside of games. Our efforts to build these adjacent opportunities are still relatively nascent.

As part of our efforts to take advantage of esports opportunities, we have sold rights for 20 teams that are participating in the Overwatch League, which recently began its third season in February 2020, and, during 2019, we sold rights for the first 12 teams for the Call of Duty League, which began its first season in January 2020. As a result of the COVID-19 pandemic and stay-at-home orders across the world, both the Overwatch League and the Call of Duty League pivoted all matches from their originally planned local homestand formats to online play and remote production for the remainder of the regular season, to keep players and fans safe while still delivering premium esports content to a global audience.

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

In addition to investing in, and developing sequels and content for, our top franchises, with the aim of releasing content more frequently, we are continually exploring additional ways to expand those franchises, such as our recent release of Activision’s Call of Duty: Warzone, an all-new free-to-play experience from the world of Call of Duty: Modern Warfare for the console and PC platforms. We also have been focusing on expanding our franchises to the mobile platform, as demonstrated by the recently released Call of Duty: Mobile, as well as our plans for Diablo ImmortalTM, which is currently in development.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended March 31,
	2020		2019
Net revenues
Product sales	$543	30%	$656	36%
Subscription, licensing, and other revenues	1,245	70	1,169	64
Total net revenues	1,788	100	1,825	100

Costs and expenses
Cost of revenues—product sales:
Product costs	119	22	152	23
Software royalties, amortization, and intellectual property licenses	82	15	111	17
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	258	21	239	20
Software royalties, amortization, and intellectual property licenses	46	4	61	5
Product development	238	13	249	14
Sales and marketing	243	14	207	11
General and administrative	167	9	179	10
Restructuring and related costs	23	1	57	3
Total costs and expenses	1,176	66	1,255	69

Operating income	612	34	570	31
Interest and other expense (income), net	8	—	3	—
Income before income tax expense	604	34	567	31
Income tax expense	99	6	120	7
Net income	$505	28%	$447	24%

Consolidated Net Revenues

The key drivers of changes in our consolidated net revenues, operating segment results, consolidated results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues, in-game net revenues, and increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)	% Change
Consolidated net revenues	$1,788	$1,825	$(37)	(2)%
Net effect from recognition (deferral) of deferred net revenues	266	567	(301)

In-game net revenues (1)	935	943	(8)	(1)%

(1)	In-game net revenues primarily includes the net amount of revenue recognized for downloadable content and microtransactions during the period.

Consolidated Net Revenues

The decrease in consolidated net revenues for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily driven by a decrease in revenues of $121 million due to:

•	lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020; and

•	the absence of revenues recognized from the Destiny franchise in 2019 (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

The decrease was partially offset by an increase in revenues of $65 million due to revenues recognized from Call of Duty: Mobile, which was released in October 2019, as well as a net increase in revenues of $19 million from various other franchises and titles.

Change in Deferred Revenues Recognized

The decrease in net deferred revenues recognized for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was driven by (1) a decrease of $185 million in net deferred revenues recognized from Activision, primarily due to lower net revenues recognized from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018 and (2) a decrease of $120 million in net deferred revenues recognized from Blizzard, primarily due to lower net deferred revenues recognized from World of Warcraft, driven by revenues recognized in the prior period from World of Warcraft: Battle for Azeroth®, which was released in August 2018, with no comparable recognition of deferred revenues in the current period given no comparable release in 2019.

In-game Net Revenues

In-game net revenues for the three months ended March 31, 2020, were slightly lower than for the three months ended March 31, 2019, primarily due to a decrease in in-game net revenues of $89 million driven by:

•	lower in-game revenues from King, primarily due to lower revenues from player purchases, driven by the Candy Crush franchise;

•	lower in-game revenues recognized from World of Warcraft; and

•	lower in-game revenues recognized from Overwatch.

The decrease was offset by an increase in in-game net revenues of $117 million due to:

•	in-game revenues recognized from Call of Duty: Mobile; and

•	higher in-game revenues recognized from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

The remaining net decrease of $36 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $10 million on our consolidated net revenues for the three months ended March 31, 2020, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on reportable segment net revenues and operating income for the three months ended March 31, 2020 and 2019, are presented below (amounts in millions):

	Three Months Ended March 31, 2020				Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$519	$437	$498	$1,454	$202	$98	$(31)	$269
Intersegment net revenues (1)	—	15	—	15	—	10	—	10
Segment net revenues	$519	$452	$498	$1,469	$202	$108	$(31)	$279

Segment operating income	$184	$197	$156	$537	$111	$142	$(22)	$231

	Three Months Ended March 31, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$317	$339	$529	$1,185
Intersegment net revenues (1)	—	5	—	5
Segment net revenues	$317	$344	$529	$1,190

Segment operating income	$73	$55	$178	$306

(1)	Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$1,469	$1,190
Revenues from non-reportable segments (1)	68	73
Net effect from recognition (deferral) of deferred net revenues (2)	266	567
Elimination of intersegment revenues (3)	(15)	(5)
Consolidated net revenues	$1,788	$1,825

Reconciliation to consolidated income before income tax expense:
Segment operating income	$537	$306
Operating income (loss) from non-reportable segments (1)	3	(3)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	171	441
Share-based compensation expense	(43)	(63)
Amortization of intangible assets	(33)	(54)
Restructuring and related costs (4)	(23)	(57)
Consolidated operating income	612	570
Interest and other expense (income), net	8	3
Consolidated income before income tax expense	$604	$567

(1)	Includes other income and expenses from operating segments managed outside the reportable segments, including our Distribution business. Also includes unallocated corporate income and expenses.

(2)	Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.

(3)	Intersegment revenues reflect licensing and service fees charged between segments.

(4)	Reflects restructuring initiatives, which include severance and other restructuring-related costs.

Segment Net Revenues

Activision

The increase in Activision’s net revenues for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•	higher revenues from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•	revenues from Call of Duty: Mobile, which was released in October 2019; and

•	revenues from the Call of Duty League, which began its first season in January 2020.

The increase was partially offset by:

•	lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020; and

•	the absence of revenues from the Destiny franchise in 2019 (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

Blizzard

The increase in Blizzard’s net revenues for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•
higher revenues from World of Warcraft, primarily driven by higher subscription revenues due to the release of World of Warcraft Classic in August 2019, and revenues associated with in-game content delivered to customers upon pre-purchase of World of Warcraft: Shadowlands, with no comparable revenues in the prior period; and

•	revenues from Warcraft III: Reforged, which was released in January 2020.

King

The decrease in King’s net revenues for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower revenues from player purchases, driven by the Candy Crush franchise, partially offset by an increase in advertising revenues.

Segment Income from Operations

Activision

The increase in Activision’s operating income for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•	higher revenues, as discussed above;

•	lower cost of revenues and marketing costs for Sekiro: Shadows Die Twice given the launch of the title in the prior year; and

•	lower bad debt provisions.

These increases were partially offset by:

•
marketing costs, service provider fees such as digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms) and server bandwidth fees, and software royalties for Call of Duty: Mobile in the current quarter with no such costs in the prior-year quarter; and

•	higher product development costs driven by higher personnel bonuses as a result of strong business performance.

Blizzard

The increase in Blizzard’s operating income for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•	higher revenues, as discussed above; and

•	lower product development costs, driven by higher capitalization of software development costs from the timing of game development cycles and higher personnel costs.

King

The decrease in King’s operating income for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•	lower revenues, as discussed above; and

•	higher sales and marketing costs for the Candy Crush franchise.

These decreases were partially offset by lower service provider fees, primarily digital storefront fees (e.g. fees retained by Apple and Google for our sales on their platforms).

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $19 million on reportable segment net revenues for the three months ended March 31, 2020, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,441	$1,393	$48
Retail channels	221	313	(92)
Other (2)	126	119	7
Total consolidated net revenues	$1,788	$1,825	$(37)

(1)	Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)	Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•	higher revenues recognized from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018; and

•	revenues recognized from Call of Duty: Mobile, which was released in October 2019.

The increase was partially offset by lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•	lower revenues from Sekiro: Shadows Die Twice; and

•	lower revenues recognized from Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Net revenues by geographic region:
Americas	$948	$988	$(40)
EMEA (1)	566	614	(48)
Asia Pacific	274	223	51
Consolidated net revenues	$1,788	$1,825	$(37)

(1)	“EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

The decrease in net revenues in the Americas region for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020.

EMEA

The decrease in net revenues in the EMEA region for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower revenues from Sekiro: Shadows Die Twice.

Asia Pacific

The increase in net revenues in the Asia Pacific region for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•	higher subscription revenues from World of Warcraft, primarily driven by the release of World of Warcraft Classic in August 2019;

•	revenues from Warcraft III: Reforged, which was released in January 2020; and

•	revenues recognized from Call of Duty: Mobile, which was released in October 2019.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Net revenues by platform:
Console	$594	$677	$(83)
PC	498	494	4
Mobile and ancillary (1)	570	535	35
Other (2)	126	119	7
Total consolidated net revenues	$1,788	$1,825	$(37)

(1)	Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)	Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

The decrease in net revenues from the console platform for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020.

PC

Net revenues from the PC platform for the three months ended March 31, 2020, were roughly equal to the three months ended March 31, 2019, primarily due to higher revenues recognized from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018. This increase was largely offset by lower revenues from Sekiro: Shadows Die Twice.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended March 31, 2020, as compared to net revenues for the three months ended March 31, 2019, was primarily due to revenues recognized from Call of Duty: Mobile, which was released in October 2019.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended March 31, 2020	% of associated net revenues	Three Months Ended March 31, 2019	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$119	22%	$152	23%	$(33)
Software royalties, amortization, and intellectual property licenses	82	15	111	17	(29)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	258	21	239	20	19
Software royalties, amortization, and intellectual property licenses	46	4	61	5	(15)
Total cost of revenues	$505	28%	$563	31%	$(58)

Cost of Revenues—Product Sales:

The decrease in product costs for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was in line with the decrease in product revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to:

•
a $20 million decrease in software amortization and royalties from Activision, driven by lower software amortization and royalties from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020; and

•
an $8 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from World of Warcraft, as the prior year included software amortization from the August 2018 release of World of Warcraft: Battle for Azeroth with no comparable amortization in the current year.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

The increase in game operations and distribution costs for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to an increase of $13 million in esports broadcast costs, driven by the Call of Duty League, which began its first season in January 2020.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a decrease of $22 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $7 million, driven by software royalties on Call of Duty: Mobile, which was released in October 2019.

Product Development (amounts in millions)

	March 31, 2020	% of consolidated net revenues	March 31, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$238	13%	$249	14%	$(11)

The decrease in product development costs for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a $40 million increase in capitalization of development costs, driven by the timing of Blizzard’s game development cycles. The decrease was partially offset by higher product development costs of $29 million, driven by higher personnel bonuses as a result of strong business performance.

Sales and Marketing (amounts in millions)

	March 31, 2020	% of consolidated net revenues	March 31, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$243	14%	$207	11%	$36

The increase in sales and marketing expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was driven by an increase of $51 million in marketing spending and personnel costs, primarily associated with higher marketing costs for Call of Duty: Mobile and the Candy Crush franchise, partially offset by lower marketing costs for Sekiro: Shadows Die Twice and a decrease in bad debt provisions.

General and Administrative (amounts in millions)

	March 31, 2020	% of consolidated net revenues	March 31, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$167	9%	$179	10%	$(12)

The decrease in general and administrative expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to a $10 million decrease in personnel costs and professional service fees.

Restructuring and related costs (amounts in millions)

	March 31, 2020	% of consolidated net revenues	March 31, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$23	1%	$57	3%	$(34)

During 2019, we implemented our previously announced restructuring plan, which was aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. Since the roll out of the plan, we have been, and will continue focusing on these goals as we continue to execute against our plan into 2020. The restructuring and related costs incurred during the three months ended March 31, 2020, relates primarily to severance costs for actions under this plan being executed in 2020. Refer to Note 11 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	March 31, 2020	% of consolidated net revenues	March 31, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$8	—%	$3	—%	$5

Interest and other expense (income), net, for the three months ended March 31, 2020, was comparable to the three months ended March 31, 2019. As of March 31, 2020, based on the composition of our investment portfolio, and as a result of the COVID-19 pandemic and recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to the Company’s liquidity.

Income Tax Expense (amounts in millions)

	March 31, 2020	% of pretax income	March 31, 2019	% of pretax income	Increase (Decrease)
Three Months Ended	$99	16%	$120	21%	$(21)

The income tax expense of $99 million for the three months ended March 31, 2020 reflects an effective tax rate of 16%, which is lower than the effective tax rate of 21% for the three months ended March 31, 2019. The decrease is primarily due to a discrete tax benefit recognized in the current year in connection with the remeasurement of a U.S. deferred tax asset related to foreign earnings resulting from an intra-group asset transfer.

The effective tax rate of 16% for the three months ended March 31, 2020 is lower than the U.S. statutory rate of 21%, primarily due to lower U.S. taxes on foreign earnings, the remeasurement of a U.S. deferred tax asset related to foreign earnings, and the recognition of federal research and development credits.

The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Further information about our income taxes is provided in Note 13 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $6.0 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as potential dividend payments or share repurchases, and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of March 31, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.0 billion, as compared to $2.8 billion as of December 31, 2019. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	March 31, 2020	December 31, 2019	Increase (Decrease)
Cash and cash equivalents	$5,906	$5,794	$112
Short-term investments	78	69	9
	$5,984	$5,863	$121
Percentage of total assets	31%	30%

	For the Three Months Ended March 31,
	2020	2019	Increase (Decrease)
Net cash provided by operating activities	$148	$450	$(302)
Net cash used in investing activities	(28)	(5)	(23)
Net cash provided by financing activities	7	24	(17)
Effect of foreign exchange rate changes	(15)	2	(17)
Net increase in cash and cash equivalents and restricted cash	$112	$471	$(359)

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

Net cash provided by operating activities for the three months ended March 31, 2020, was $148 million, as compared to $450 million for the three months ended March 31, 2019. The decrease was primarily due to higher tax payments, driven by payments in the three months ended March 31, 2020 for a tax settlement in France, with no comparable activity in 2019, and changes in our working capital resulting from the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with our investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the three months ended March 31, 2020, was $28 million, as compared to net cash used in investing activities of $5 million for the three months ended March 31, 2019. The increase was primarily due to the purchase of $9 million of available-for-sale investments for the three months ended March 31, 2020, as compared to proceeds from maturities of available-for-sale investments of $13 million in the prior-year period. Additionally, capital expenditures of $19 million for the three months ended March 31, 2020, were lower than the capital expenditures of $18 million for the prior-year period.

Net Cash provided by Financing Activities

The primary drivers of net cash flows associated with our financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash provided by financing activities for the three months ended March 31, 2020, was $7 million, as compared to $24 million for the three months ended March 31, 2019. The decrease was primarily due to higher tax payments made for net share settlements on restricted stock units, with $19 million of payments during the three months ended March 31, 2020, as compared to $6 million in the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $15 million on our cash and cash equivalents and restricted cash for the three months ended March 31, 2020, as compared to a positive impact of $2 million for the three months ended March 31, 2019. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both March 31, 2020 and December 31, 2019, our total outstanding debt was $2.7 billion, bearing interest at a weighted average rate of 3.18%.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2020
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

Refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. Such dividend is payable on May 6, 2020, to shareholders of record at the close of business on April 15, 2020. We have recorded $316 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2020.

Capital Expenditures

For the year ending December 31, 2020, we anticipate total capital expenditures of approximately $130 million, primarily for leasehold improvements, computer hardware, and software purchases. During the three months ended March 31, 2020, capital expenditures were $19 million.

Off-Balance Sheet Arrangements

At each of March 31, 2020 and December 31, 2019, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes;
•Software Development Costs; and
•Fair Value Estimates (including Assessment of Impairment of Assets).

During the three months ended March 31, 2020, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

For a detailed discussion of all relevant recently issued accounting pronouncements, see Note 2 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, with a heightened risk for volatility in the future due to potential impacts of COVID-19 on global financial markets. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions will result in reduced revenues, operating expenses, net income, and cash flows from our international operations. Similarly, our revenues, operating expenses, net income, and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales, but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We monitor currency volatility throughout the year.

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

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges are as follows (amounts in millions):

	As of March 31, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$646	$6	$350	$(2)

At March 31, 2020, our Cash Flow Hedges have remaining maturities of 20 months or less. Additionally, $3 million of net realized but unrecognized gains are recorded within “Accumulated other comprehensive income (loss)” at March 31, 2020, for Cash Flow Hedges that had settled but were deferred and will be amortized into earnings, along with the associated hedged revenues. Such amounts will be reclassified into earnings within the next 12 months.

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended March 31,		Statement of Operations Classification
	2020	2019
Cash Flow Hedges	$9	$11	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of March 31, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	25	—	25	(2)

For the three months ended March 31, 2020 and 2019, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the three months ended March 31, 2020, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $30 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2020, our cash and cash equivalents were comprised primarily of money market funds.

As of March 31, 2020, based on the composition of our investment portfolio, and as a result of the COVID-19 pandemic and recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, we anticipate investment yields may remain low, which would lower our future interest income. Such impact is not expected to be material to the Company’s liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2020, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2020, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in the 2019 Form 10-K which could materially affect our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price. The ongoing global COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 Form 10-K, and the risk factor disclosure in the 2019 Form 10-K is qualified by the information relating to the ongoing global COVID-19 pandemic that is described in this Quarterly Report on Form 10-Q, including the updated risk factor set forth below. Except as set forth below or otherwise discussed in this report, there have been no material changes to the risk factors previously disclosed in the 2019 Form 10-K.

Large-scale medical emergencies or public health epidemics may adversely affect our business, operations, financial condition, and future results.
Epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale public health emergencies can take many forms and can cause widespread illness and death.
For example, in December 2019, COVID-19 emerged and has since extensively impacted global health and the economic environment. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.
The full extent to which the global COVID-19 pandemic and its aftermath will impact our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price depends on numerous evolving factors that we are not able to fully predict, including: the duration and severity of the pandemic; the impact of the pandemic on the global economy; the impact of governmental, business and individual actions that have been and will continue to be taken in response to the pandemic; unintended consequences of actions we take, or have taken, in response to the pandemic; the impact of the pandemic on the health or productivity of our employees and external developers, including the ability to develop high-quality and well-received interactive software products and entertainment content and/or to release our products and content in a timely manner; the effects on the health, finances and discretionary spending patterns of our consumers, including the ability of our consumers to pay for our products and content; the effects on the demand for our products and content (including following the lifting of stay-at-home orders); our ability to sell products at assumed prices; the financial impact and strain on the retail customers and distributors on whom we rely to sell our physical products to consumers; the financial impact and strain on platform providers for whose video game consoles and/or on whose networks certain of our products are exclusively available; the financial impact and strain on third-party mobile and web platforms that provide significant online distribution for, and/or provide other services critical for the operation of, a number of our games; the effects on our suppliers who manufacture our physical products; the effects on other third parties with which we partner (e.g., to market or ship our products); the effects on our lenders and financial counterparties; the effects on regulatory agencies around the world on which we rely; our ability and the ability of the teams in the esports leagues we operate to host live events at some time in the future; our ability to continue to develop our emerging businesses, such as esports and advertising; increased volatility in foreign currency exchange rates; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; and any other factor which results in disruptions or increased costs associated with the development, production, post-production, marketing and distribution of our products, the operation of our esports leagues and/or the digital advertising offered within our content. If the ongoing global COVID-19 pandemic has adverse effects in any one of these areas, our business may be negatively impacted.

Item 5. Other Information

On April 28, 2020, the Board of Directors of the Company appointed Jesse Yang as its Senior Vice President, Chief Accounting Officer, effective May 6, 2020. Mr. Yang will assume the duties of the principal accounting officer from Dennis Durkin, the Company’s Chief Financial Officer, who has been serving in that role since August 5, 2019.

Mr. Yang, 44, held various positions of increasing responsibility in the finance department of Seagate Technology plc., a data storage technology and solutions company, from 2009 until April 2020, most recently serving as Senior Vice President, Corporate Controller & Treasury Operations from March 2019 until April 2020. Prior to joining Seagate, Mr. Yang was employed by PriceWaterhouseCoopers, a multinational network of firms delivering assurance, tax, and consulting services, from 1997 until 2008. Mr. Yang holds a B.S degree in applied mathematics from the University of California at Los Angeles.

There are no family relationships between Mr. Yang and any director or executive officer of the Company. Mr. Yang has not engaged in any related person transaction (as defined in Item 404(a) of Regulation S-K) with the Company.

Mr. Yang’s term of employment under his agreement began on May 1, 2020 and continues through April 30, 2022 (subject to the Company’s right to extend for an additional year). The agreement provides for: a minimum annual base salary of $439,888; eligibility to receive annual discretionary bonuses targeted at 60% of base salary; participation in other benefits generally available to executives; and a one-time payment of $400,000 as a long-term contract inducement, the entire amount of which is subject to “clawback” if Mr. Yang leaves the Company’s employment in certain situations prior to the first anniversary of his start date and half of which is subject to “clawback” if Mr. Yang leaves the Company’s employment in those situations prior to the second anniversary of his start date (but after the first anniversary of this start date).
Mr. Yang will initially be granted equity consisting of: (1) stock options ($1,160,000 grant value), two-thirds of which will vest on April 29, 2022, and the remaining one-third of which will vest on April 29, 2023; and (2) performance-vesting restricted share units ($1,740,000 grant date value at target; 125% of target at maximum performance), one-third of which will vest on each of April 29, 2021, 2022 and 2023, in each case based upon the level of achievement of the operating income objective for the Company set forth in its annual operating plan for the prior year.
If the agreement is terminated by reason of Mr. Yang’s death, his heirs or estate will be entitled to receive, in addition to any amounts earned or accrued but unpaid, a lump sum payment of two times his base salary and a pro rata annual bonus with respect to the current year, and any vested options will generally remain exercisable for one year after his death. If the agreement is terminated by the Company without “cause”, by Mr. Yang due to the relocation of his principal place of business without his consent, or as a result of his disability, he is entitled to receive, in addition to any amounts earned or accrued but unpaid, salary continuation through the expiration date of the agreement and a pro rata annual bonus with respect to the current year and, in the case of his termination due to disability, any vested options will generally remain exercisable for one year after such termination.
Certain payments contemplated by the agreement that would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code are subject to reduction.

Item 6.    Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

10.1*	Employment Agreement, dated March 9, 2020, between Daniel Alegre and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed March 5, 2020).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dennis Durkin pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Dennis Durkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 5, 2020

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN
Dennis Durkin
Chief Financial Officer, Principal Financial Officer, and
Principal Accounting Officer of Activision Blizzard, Inc.