Form 10-Q
period 2020-06-30
Activision Blizzard, Inc.
filed 2020-08-04
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at July 28, 2020 was 771,872,058.

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

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the ongoing global impact of a novel strain of coronavirus which emerged in December 2019 (“COVID-19”) (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers and distributors who sell our physical product to customers; effects on our ability to release our content in a timely manner; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; concentration of revenue among a small number of franchises; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; our ability to attract, retain and motivate skilled personnel; rapid changes in technology and industry standards; competition, including from other forms of entertainment; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our newly acquired or started businesses and the potential impact of our expansion into new businesses on our existing businesses; substantial influence of third-party platform providers over our products and costs; risks associated with transitions to next-generation consoles; success and availability of video game consoles manufactured by third parties; risks associated with the free-to-play business model, including dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; our ability to realize the expected financial and operational benefits of, and effectively implement and manage, our previously announced restructuring actions; our ability to quickly adjust our cost structure in response to sudden changes in demand; risks and costs associated with legal proceedings; intellectual property claims; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; our ability to sell products at assumed pricing levels; reliance on external developers for development of some of our software products; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the seasonality in the sale of our products; counterparty risks relating to customers, licensees, licensors, and manufacturers, which have been magnified as a result of the COVID-19 pandemic; risks associated with our use of open source software; piracy and unauthorized copying of our products; insolvency or business failure of any of our partners, which has been magnified as a result of the COVID-19 pandemic; risks and uncertainties of conducting business outside the United States (“U.S.”); increasing regulation of our business, products, and distribution in key territories; compliance with continually evolving laws and regulations concerning data privacy; reliance on servers and networks to operate our games and our proprietary online gaming service; potential data breaches and other cybersecurity risks; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At June 30, 2020	At December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$6,338	$5,794
Accounts receivable, net of allowances of $76 and $132, at June 30, 2020 and December 31, 2019, respectively	614	848
Software development	331	322
Other current assets	436	328
Total current assets	7,719	7,292
Software development	134	54
Property and equipment, net	222	253
Deferred income taxes, net	1,221	1,293
Other assets	677	658
Intangible assets, net	484	531
Goodwill	9,763	9,764
Total assets	$20,220	$19,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$177	$292
Deferred revenues	1,222	1,375
Accrued expenses and other liabilities	1,158	1,248
Total current liabilities	2,557	2,915
Long-term debt, net	2,676	2,675
Deferred income taxes, net	436	505
Other liabilities	869	945
Total liabilities	6,538	7,040
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,200,382,579 and 1,197,436,644 shares issued at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	11,300	11,174
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2020 and December 31, 2019	(5,563)	(5,563)
Retained earnings	8,579	7,813
Accumulated other comprehensive loss	(634)	(619)
Total shareholders’ equity	13,682	12,805
Total liabilities and shareholders’ equity	$20,220	$19,845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues
Product sales	$533	$359	$1,076	$1,015
Subscription, licensing, and other revenues	1,399	1,037	2,643	2,205
Total net revenues	1,932	1,396	3,719	3,220

Costs and expenses
Cost of revenues—product sales:
Product costs	137	99	255	251
Software royalties, amortization, and intellectual property licenses	33	51	115	162
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	271	230	529	469
Software royalties, amortization, and intellectual property licenses	28	53	74	114
Product development	291	244	528	492
Sales and marketing	242	191	485	397
General and administrative	175	170	343	350
Restructuring and related costs	6	22	29	79
Total costs and expenses	1,183	1,060	2,358	2,314

Operating income	749	336	1,361	906
Interest and other expense (income), net (Note 12)	22	(34)	30	(31)
Income before income tax expense	727	370	1,331	937
Income tax expense	147	42	247	163
Net income	$580	$328	$1,084	$774

Earnings per common share
Basic	$0.75	$0.43	$1.41	$1.01
Diluted	$0.75	$0.43	$1.40	$1.01

Weighted-average number of shares outstanding
Basic	771	766	770	765
Diluted	776	770	775	770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$580	$328	$1,084	$774

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	4	(2)	(11)	1
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(10)	(8)	(9)	(6)
Unrealized gains (losses) on investments, net of tax	—	4	5	(2)
Total other comprehensive loss	$(6)	$(6)	$(15)	$(7)
Comprehensive income	$574	$322	$1,069	$767

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,084	$774
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3	91
Depreciation and amortization	106	166
Non-cash operating lease cost	32	34
Amortization of capitalized software development costs and intellectual property licenses (1)	105	153
Share-based compensation expense (2)	85	100
Unrealized gain on equity investment (Note 6)	—	(38)
Other	3	28
Changes in operating assets and liabilities:
Accounts receivable, net	230	570
Software development and intellectual property licenses	(190)	(105)
Other assets	(103)	74
Deferred revenues	(192)	(803)
Accounts payable	(113)	(75)
Accrued expenses and other liabilities	(134)	(365)
Net cash provided by operating activities	916	604

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	75
Purchases of available-for-sale investments	(56)	—
Capital expenditures	(32)	(45)
Other investing activities	—	7
Net cash provided by (used in) investing activities	(88)	37

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	69	57
Tax payment related to net share settlements on restricted stock units	(34)	(48)
Dividends paid	(316)	(283)
Net cash used in financing activities	(281)	(274)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	3
Net increase in cash and cash equivalents and restricted cash	542	370
Cash and cash equivalents and restricted cash at beginning of period	5,798	4,229
Cash and cash equivalents and restricted cash at end of period	$6,340	$4,599
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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2020
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	505	—	505
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	1	—	—	—	27	—	—	27
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(31)	—	—	(31)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	43	—	—	43
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at March 31, 2020	1,199	$—	(429)	$(5,563)	$11,213	$7,999	$(628)	$13,021
Components of comprehensive income:
Net income	—	—	—	—	—	580	—	580
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to employee stock options	1	—	—	—	44	—	—	44
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(3)	—	—	(3)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	46	—	—	46
Balance at June 30, 2020	1,200	$—	(429)	$(5,563)	$11,300	$8,579	$(634)	$13,682

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

The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A, and Vivendi Games, Inc., pursuant to which we acquired Blizzard Entertainment, Inc. (“Blizzard”), we were renamed Activision Blizzard, Inc. On February 23, 2016, we acquired King Digital Entertainment plc ("King") by purchasing all of its outstanding shares.

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

Activision’s key product franchise is Call of Duty®, a first-person action title for the console and PC platforms, as well as the mobile platform following the October 1, 2019 launch of Call of Duty: Mobile.

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

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, primarily for the mobile platform. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of additional revenue.
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

Financial Instruments - Credit Losses

In June 2016, the FASB issued new guidance related to accounting for credit losses on financial instruments. The update replaces the existing incurred loss impairment model with a methodology that reflects a current expected credit losses model which requires the use of historical and forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will generally result in earlier recognition of credit losses. We adopted the new standard under a modified retrospective basis, with the cumulative effect of adoption recorded as an adjustment to retained earnings during the first quarter of 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

3. Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At June 30, 2020	At December 31, 2019
Internally-developed software costs	$436	$345
Payments made to third-party software developers	29	31
Total software development costs	$465	$376

As of both June 30, 2020 and December 31, 2019, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of capitalized software development costs and intellectual property licenses	$30	$54	$112	$164

4. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At June 30, 2020
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,128)	$26
Developed software	2	-	5 years	601	(599)	2
Trade names	7	-	10 years	54	(33)	21
Other	1	-	15 years	19	(17)	2
Total definite-lived intangible assets				$1,828	$(1,777)	$51

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$484

	At December 31, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,105)	$49
Developed software	2	-	5 years	601	(579)	22
Trade names	7	-	10 years	54	(30)	24
Other	1	-	15 years	19	(16)	3
Total definite-lived intangible assets				$1,828	$(1,730)	$98

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$531

Amortization expense of our intangible assets was $14 million and $47 million for the three and six months ended June 30, 2020, respectively. Amortization expense of our intangible assets was $48 million and $103 million for the three and six months ended June 30, 2019, respectively.

At June 30, 2020, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

For the years ending December 31,
2020 (remaining six months)	$28
2021	11
2022	7
2023	2
2024	1
Thereafter	2
Total	$51

5. Goodwill

The changes in the carrying amount of goodwill by reportable segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2019	$6,898	$190	$2,676	$9,764
Other	(1)	—	—	(1)
Balance at June 30, 2020	$6,897	$190	$2,676	$9,763

6. Fair Value Measurements

The FASB literature regarding fair value measurements for certain assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

•Level 1—Quoted prices in active markets for identical assets or liabilities;

•Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data; and

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2020 Using
	As of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$5,982	$5,982	$—	$—	Cash and cash equivalents
Foreign government treasury bills	32	32	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	121	121	—	—	Other current assets
Foreign currency forward contracts designated as hedges	3	—	3	—	Other current assets and Other assets
Total recurring fair value measurements	$6,138	$6,135	$3	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(4)	$—	$(4)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2019 Using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$5,320	$5,320	$—	$—	Cash and cash equivalents
Foreign government treasury bills	37	37	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	65	65	—	—	Other current assets
Total recurring fair value measurements	$5,422	$5,422	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, which have remaining maturities of 17 months or less, are as follows (amounts in millions):

	As of June 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$623	$(1)	$350	$(2)

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Statement of Operations Classification
	2020	2019	2020	2019
Cash Flow Hedges	$3	$6	$12	$17	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of June 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$25	$—	$25	$(2)

For the three and six months ended June 30, 2020 and 2019, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Fair Value Measurements on a Non-Recurring Basis

We measure the fair value of certain assets on a non-recurring basis, generally annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During the second quarter of 2019, we recorded an upward adjustment of $38 million to an investment in equity securities, which had historically been carried at cost, based on an observable and orderly transaction in the common stock of the investee. As of both June 30, 2020 and December 31, 2019, the carrying value of the investment is $42 million, and is recorded in “Other assets” on our condensed consolidated balance sheet. We classify this investment as Level 3 in the fair value hierarchy as we estimated the value based on valuation methods using the observable transaction price in a market with limited activity.

For the three and six months ended June 30, 2020 and 2019, there were no impairment charges related to assets that are measured on a non-recurring basis.

7. Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of December 31, 2019 and June 30, 2020, were $1.4 billion and $1.2 billion, respectively. For the six months ended June 30, 2020, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the three and six months ended June 30, 2020, $0.4 billion and $1.2 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2019. During the three and six months ended June 30, 2019, $0.4 billion and $1.3 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2018.

As of June 30, 2020, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.5 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.4 billion over the next 12 months, $0.5 billion in the subsequent 12-month period, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee.

8. Debt

Credit Facilities
As of June 30, 2020 and December 31, 2019, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver, and we were in compliance with the terms of the Credit Agreement as of June 30, 2020.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Credit Agreement, its key terms, and previous amendments made to it.

Unsecured Senior Notes

At June 30, 2020 and December 31, 2019, we had the following unsecured senior notes outstanding:

•$650 million of 2.3% unsecured senior notes due September 2021 (the “2021 Notes”);

•$400 million of 2.6% unsecured senior notes due June 2022 (the “2022 Notes”);

•$850 million of 3.4% unsecured senior notes due September 2026 (the “2026 Notes”);

•$400 million of 3.4% unsecured senior notes due June 2027 (the “2027 Notes”); and

•$400 million of 4.5% unsecured senior notes due June 2047 (the “2047 Notes”, and together with the 2021 Notes, the 2022 Notes, the 2026 Notes, and the 2027 Notes, the “Notes”).

The Notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver. The Notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. We were in compliance with the terms of the Notes as of June 30, 2020.

Interest is payable semi-annually in arrears on March 15 and September 15 of each year for the 2021 Notes and the 2026 Notes, and payable semi-annually in arrears on June 15 and December 15 of each year for the 2022 Notes, the 2027 Notes, and the 2047 Notes. Accrued interest payable is recorded within “Accrued expenses and other liabilities” in our condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, we had accrued interest payable of $15 million related to the Notes.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding key terms under our indentures that govern the Notes.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2020
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(7)	843
2027 Notes	400	(4)	396
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(24)	$2,676

	At December 31, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(7)	843
2027 Notes	400	(5)	395
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(25)	$2,675

As of June 30, 2020, the scheduled maturities and contractual principal repayments of our debt for each of the five succeeding years and thereafter are as follows (amounts in millions):

For the years ending December 31,
2020 (remaining six months)	$—
2021	650
2022	400
2023	—
2024	—
Thereafter	1,650
Total	$2,700

Using Level 2 inputs (i.e., observable market prices in less-than-active markets) at June 30, 2020, the carrying values of the 2021 Notes and the 2022 Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At June 30, 2020, based on Level 2 inputs, the fair values of the 2026, the 2027, and 2047 Notes were $971 million, $449 million, and $513 million, respectively.

Using Level 2 inputs at December 31, 2019, the carrying values of the 2021 Notes, the 2022 Notes, and the 2027 Notes approximated their fair values, as the interest rates were similar to the current rates at which we could borrow funds over the selected interest periods. At December 31, 2019, based on Level 2 inputs, the fair values of the 2026 Notes and the 2047 Notes were $893 million and $456 million, respectively.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Six Months Ended June 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2019	$(624)	$8	$(3)	$(619)
Other comprehensive income (loss) before reclassifications	(9)	3	5	(1)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	(12)	—	(14)
Balance at June 30, 2020	$(635)	$(1)	$2	$(634)

	For the Six Months Ended June 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2018	$(629)	$23	$5	$(601)
Other comprehensive income (loss) before reclassifications	1	11	(1)	11
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(17)	(1)	(18)
Balance at June 30, 2019	$(628)	$17	$3	$(608)

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

Information on reportable segment net revenues and operating income for the three months ended June 30, 2020 and 2019, are presented below (amounts in millions):

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$993	$433	$553	$1,979
Intersegment net revenues (1)	—	28	—	28
Segment net revenues	$993	$461	$553	$2,007

Segment operating income	$559	$203	$212	$974

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$268	$381	$499	$1,148
Intersegment net revenues (1)	—	3	—	3
Segment net revenues	$268	$384	$499	$1,151

Segment operating income	$55	$75	$171	$301

Information on reportable segment net revenues and operating income for the six months ended June 30, 2020 and 2019, are presented below (amounts in millions):

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,512	$870	$1,051	$3,433
Intersegment net revenues (1)	—	44	—	44
Segment net revenues	$1,512	$914	$1,051	$3,477

Segment operating income	$743	$400	$367	$1,510

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$585	$720	$1,028	$2,333
Intersegment net revenues (1)	—	8	—	8
Segment net revenues	$585	$728	$1,028	$2,341

Segment operating income	$128	$130	$349	$607

(1) Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$2,007	$1,151	$3,477	$2,341
Revenues from non-reportable segments (1)	99	59	167	132
Net effect from recognition (deferral) of deferred net revenues (2)	(146)	189	119	755
Elimination of intersegment revenues (3)	(28)	(3)	(44)	(8)
Consolidated net revenues	$1,932	$1,396	$3,719	$3,220

Reconciliation to consolidated income before income tax expense:
Segment operating income	$974	$301	$1,510	$607
Operating income (loss) from non-reportable segments (1)	(11)	7	(7)	4
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(152)	135	19	576
Share-based compensation expense	(42)	(38)	(85)	(100)
Amortization of intangible assets	(14)	(47)	(47)	(102)
Restructuring and related costs (4)	(6)	(22)	(29)	(79)
Consolidated operating income	749	336	1,361	906
Interest and other expense (income), net	22	(34)	30	(31)
Consolidated income before income tax expense	$727	$370	$1,331	$937

(1)Includes other income and expenses from operating segments managed outside the reportable segments, including our Distribution business. Also includes unallocated corporate income and expenses.

(2)Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

(4)Reflects restructuring initiatives, which include severance and other restructuring-related costs.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended June 30, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$680	$390	$549	$—	$(28)	$1,591
Retail channels	163	5	—	—	—	168
Other (2)	27	45	—	101	—	173
Total consolidated net revenues	$870	$440	$549	$101	$(28)	$1,932

Change in deferred revenues:
Digital online channels (1)	$206	$20	$4	$—	$—	$230
Retail channels	(83)	1	—	—	—	(82)
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$123	$21	$4	$(2)	$—	$146

Segment net revenues:
Digital online channels (1)	$886	$410	$553	$—	$(28)	$1,821
Retail channels	80	6	—	—	—	86
Other (2)	27	45	—	99	—	171
Total segment net revenues	$993	$461	$553	$99	$(28)	$2,078

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$248	$342	$499	$—	$(3)	$1,086
Retail channels	180	13	—	—	—	193
Other (2)	—	56	—	61	—	117
Total consolidated net revenues	$428	$411	$499	$61	$(3)	$1,396

Change in deferred revenues:
Digital online channels (1)	$(51)	$(25)	$—	$—	$—	$(76)
Retail channels	(109)	(3)	—	—	—	(112)
Other (2)	—	1	—	(2)	—	(1)
Total change in deferred revenues	$(160)	$(27)	$—	$(2)	$—	$(189)

Segment net revenues:
Digital online channels (1)	$197	$317	$499	$—	$(3)	$1,010
Retail channels	71	10	—	—	—	81
Other (2)	—	57	—	59	—	116
Total segment net revenues	$268	$384	$499	$59	$(3)	$1,207

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the six months ended June 30, 2020 and 2019, were as follows (amounts in millions):

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,228	$798	$1,048	$—	$(44)	$3,030
Retail channels	375	15	—	—	—	390
Other (2)	47	76	—	176	—	299
Total consolidated net revenues	$1,650	$889	$1,048	$176	$(44)	$3,719

Change in deferred revenues:
Digital online channels (1)	$114	$29	$3	$—	$—	$146
Retail channels	(252)	(3)	—	—	—	(255)
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(138)	$25	$3	$(9)	$—	$(119)

Segment net revenues:
Digital online channels (1)	$1,342	$827	$1,051	$—	$(44)	$3,176
Retail channels	123	12	—	—	—	135
Other (2)	47	75	—	167	—	289
Total segment net revenues	$1,512	$914	$1,051	$167	$(44)	$3,600

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$714	$748	$1,025	$—	$(8)	$2,479
Retail channels	476	29	—	—	—	505
Other (2)	—	95	—	141	—	236
Total consolidated net revenues	$1,190	$872	$1,025	$141	$(8)	$3,220

Change in deferred revenues:
Digital online channels (1)	$(268)	$(139)	$3	$—	$—	$(404)
Retail channels	(337)	(7)	—	—	—	(344)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(605)	$(144)	$3	$(9)	$—	$(755)

Segment net revenues:
Digital online channels (1)	$446	$609	$1,028	$—	$(8)	$2,075
Retail channels	139	22	—	—	—	161
Other (2)	—	97	—	132	—	229
Total segment net revenues	$585	$728	$1,028	$132	$(8)	$2,465

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$548	$216	$362	$—	$(14)	$1,112
EMEA (1)	248	141	135	101	(10)	615
Asia Pacific	74	83	52	—	(4)	205
Total consolidated net revenues	$870	$440	$549	$101	$(28)	$1,932

Change in deferred revenues:
Americas	$100	$19	$5	$—	$—	$124
EMEA (1)	17	1	—	(2)	—	16
Asia Pacific	6	1	(1)	—	—	6
Total change in deferred revenues	$123	$21	$4	$(2)	$—	$146

Segment net revenues:
Americas	$648	$235	$367	$—	$(14)	$1,236
EMEA (1)	265	142	135	99	(10)	631
Asia Pacific	80	84	51	—	(4)	211
Total segment net revenues	$993	$461	$553	$99	$(28)	$2,078

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$255	$202	$309	$—	$(2)	$764
EMEA (1)	135	127	137	61	(1)	459
Asia Pacific	38	82	53	—	—	173
Total consolidated net revenues	$428	$411	$499	$61	$(3)	$1,396

Change in deferred revenues:
Americas	$(105)	$(15)	$(1)	$—	$1	$(120)
EMEA (1)	(42)	(13)	—	(2)	(1)	(58)
Asia Pacific	(13)	1	1	—	—	(11)
Total change in deferred revenues	$(160)	$(27)	$—	$(2)	$—	$(189)

Segment net revenues:
Americas	$150	$187	$308	$—	$(1)	$644
EMEA (1)	93	114	137	59	(2)	401
Asia Pacific	25	83	54	—	—	162
Total segment net revenues	$268	$384	$499	$59	$(3)	$1,207

Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2020 and 2019, were as follows (amounts in millions):

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,020	$387	$674	$—	$(21)	$2,060
EMEA (1)	487	262	271	176	(15)	1,181
Asia Pacific	143	240	103	—	(8)	478
Total consolidated net revenues	$1,650	$889	$1,048	$176	$(44)	$3,719

Change in deferred revenues:
Americas	$(46)	$22	$5	$—	$—	$(19)
EMEA (1)	(79)	5	(2)	(9)	—	(85)
Asia Pacific	(13)	(2)	—	—	—	(15)
Total change in deferred revenues	$(138)	$25	$3	$(9)	$—	$(119)

Segment net revenues:
Americas	$974	$409	$679	$—	$(21)	$2,041
EMEA (1)	408	267	269	167	(15)	1,096
Asia Pacific	130	238	103	—	(8)	463
Total segment net revenues	$1,512	$914	$1,051	$167	$(44)	$3,600

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$712	$409	$634	$—	$(4)	$1,751
EMEA (1)	378	276	281	141	(3)	1,073
Asia Pacific	100	187	110	—	(1)	396
Total consolidated net revenues	$1,190	$872	$1,025	$141	$(8)	$3,220

Change in deferred revenues:
Americas	$(371)	$(70)	$4	$—	$—	$(437)
EMEA (1)	(189)	(61)	—	(9)	—	(259)
Asia Pacific	(45)	(13)	(1)	—	—	(59)
Total change in deferred revenues	$(605)	$(144)	$3	$(9)	$—	$(755)

Segment net revenues:
Americas	$341	$339	$638	$—	$(4)	$1,314
EMEA (1)	189	215	281	132	(3)	814
Asia Pacific	55	174	109	—	(1)	337
Total segment net revenues	$585	$728	$1,028	$132	$(8)	$2,465

(1) “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2) Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 51% and 49% of consolidated net revenues for the three months ended June 30, 2020 and 2019, respectively. The Company’s net revenues in the U.K. were 11% and 9% of consolidated net revenues for the three months ended June 30, 2020 and 2019, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended June 30, 2020 or 2019.

The Company’s net revenues in the U.S. were 50% and 49% of consolidated net revenues for the six months ended June 30, 2020 and 2019, respectively. The Company’s net revenues in the U.K. were 10% and 9% of consolidated net revenues for the six months ended June 30, 2020 and 2019, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the six months ended June 30, 2020 or 2019.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$623	$32	$—	$—	$—	$655
PC	146	339	25	—	(28)	482
Mobile and ancillary (1)	74	24	524	—	—	622
Other (2)	27	45	—	101	—	173
Total consolidated net revenues	$870	$440	$549	$101	$(28)	$1,932

Change in deferred revenues:
Console	$53	$5	$—	$—	$—	$58
PC	21	15	1	—	—	37
Mobile and ancillary (1)	49	1	3	—	—	53
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$123	$21	$4	$(2)	$—	$146

Segment net revenues:
Console	$676	$37	$—	$—	$—	$713
PC	167	354	26	—	(28)	519
Mobile and ancillary (1)	123	25	527	—	—	675
Other (2)	27	45	—	99	—	171
Total segment net revenues	$993	$461	$553	$99	$(28)	$2,078

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$374	$33	$—	$—	$—	$407
PC	51	282	31	—	(3)	361
Mobile and ancillary (1)	3	40	468	—	—	511
Other (2)	—	56	—	61	—	117
Total consolidated net revenues	$428	$411	$499	$61	$(3)	$1,396

Change in deferred revenues:
Console	$(141)	$(5)	$—	$—	$—	$(146)
PC	(19)	(31)	—	—	—	(50)
Mobile and ancillary (1)	—	8	—	—	—	8
Other (2)	—	1	—	(2)	—	(1)
Total change in deferred revenues	$(160)	$(27)	$—	$(2)	$—	$(189)

Segment net revenues:
Console	$233	$28	$—	$—	$—	$261
PC	32	251	31	—	(3)	311
Mobile and ancillary (1)	3	48	468	—	—	519
Other (2)	—	57	—	59	—	116
Total segment net revenues	$268	$384	$499	$59	$(3)	$1,207

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2020 and 2019, were as follows (amounts in millions):

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,190	$59	$—	$—	$—	$1,249
PC	273	702	50	—	(44)	981
Mobile and ancillary (1)	140	52	998	—	—	1,190
Other (2)	47	76	—	176	—	299
Total consolidated net revenues	$1,650	$889	$1,048	$176	$(44)	$3,719

Change in deferred revenues:
Console	$(169)	$(3)	$—	$—	$—	$(172)
PC	(17)	34	—	—	—	17
Mobile and ancillary (1)	48	(5)	3	—	—	46
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(138)	$25	$3	$(9)	$—	$(119)

Segment net revenues:
Console	$1,021	$56	$—	$—	$—	$1,077
PC	256	736	50	—	(44)	998
Mobile and ancillary (1)	188	47	1,001	—	—	1,236
Other (2)	47	75	—	167	—	289
Total segment net revenues	$1,512	$914	$1,051	$167	$(44)	$3,600

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,008	$75	$—	$—	$—	$1,083
PC	176	623	64	—	(8)	855
Mobile and ancillary (1)	6	79	961	—	—	1,046
Other (2)	—	95	—	141	—	236
Total consolidated net revenues	$1,190	$872	$1,025	$141	$(8)	$3,220

Change in deferred revenues:
Console	$(527)	$(17)	$—	$—	$—	$(544)
PC	(77)	(120)	1	—	—	(196)
Mobile and ancillary (1)	(1)	(9)	2	—	—	(8)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(605)	$(144)	$3	$(9)	$—	$(755)

Segment net revenues:
Console	$481	$58	$—	$—	$—	$539
PC	99	503	65	—	(8)	659
Mobile and ancillary (1)	5	70	963	—	—	1,038
Other (2)	—	97	—	132	—	229
Total segment net revenues	$585	$728	$1,028	$132	$(8)	$2,465

(1) Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2) Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3) Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At June 30, 2020	At December 31, 2019
Long-lived assets (1) by geographic region:
Americas	$291	$322
EMEA	127	142
Asia Pacific	16	21
Total long-lived assets by geographic region	$434	$485

(1) The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets, and our lease right-of-use assets; all other long-term assets are not allocated by location.

11. Restructuring

During 2019, we began implementing our previously announced restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity from certain parts of our business. We have been:

•increasing our investment in development for our largest, internally-owned franchises—across upfront releases, in-game content, mobile, and geographic expansion;

•reducing certain non-development and administrative-related costs across our business; and

•integrating our global and regional sales and “go-to-market,” partnerships, and sponsorships capabilities across the business, which we believe will enable us to provide better opportunities for talent, and greater expertise and scale on behalf of our business units.

The restructuring actions remain in progress as we continue to focus on these goals and execute against our plan in 2020.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee-related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2019	$32	$—	$3	$35
Costs charged to expense	23	—	—	23
Cash payments	(6)	—	(2)	(8)
Balance at March 31, 2020	$49	$—	$1	$50
Costs charged to expense	3	—	1	4
Cash payments	(3)	—	(2)	(5)
Balance at June 30, 2020	$49	$—	$—	$49

Cumulative charges incurred through June 30, 2020	$102	$29	$33	$164

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Activision	$2	$2	$4	$11
Blizzard	2	13	23	39
King	(1)	6	(2)	13
Other segments (1)	1	1	2	16
Total	$4	$22	$27	$79

(1)  Includes charges related to operating segments managed outside the reportable segments, including our Distribution business. Also includes restructuring charges for our corporate and administrative functions.

During the three months ended June 30, 2020 we incurred additional restructuring charges that are not included in the restructuring plan discussed above. Such amounts were not material.

We expect to incur aggregate pre-tax restructuring charges of approximately $190 million associated with the restructuring plan, of which $50 million are expected to be incurred in 2020 as we complete the execution of the plan. The charges associated with the restructuring plan will primarily relate to severance and employee-related costs (approximately 60% of the aggregate charge), including, in many cases, amounts above those that are legally required, facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring related fees and the write-down of assets. A majority of the total pre-tax charge associated with the restructuring will be paid in cash using amounts on hand and such cash outlays are largely expected to have been completed by the end of 2020, with a smaller portion continuing into 2021.

The total charges incurred through June 30, 2020 and total expected pre-tax restructuring charges related to the restructuring plan by segment, inclusive of amounts already incurred, are presented below (amounts in millions):

	Total Charges Incurred Through June 30, 2020	Total Expected Charges
Activision	$23	$25
Blizzard	96	105
King	18	20
Other segments (1)	27	40
Total	$164	$190

(1)  Includes charges related to operating segments managed outside the reportable segments, including our Distribution business. Also includes restructuring charges for our corporate and administrative functions.

12.  Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$(2)	$(19)	$(18)	$(41)
Interest expense from debt and amortization of debt discount and deferred financing costs	23	23	45	46
Unrealized gain on equity investment	—	(38)	—	(38)
Other expense (income), net	1	—	3	2
Interest and other expense (income), net	$22	$(34)	$30	$(31)

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

The income tax expense of $147 million for the three months ended June 30, 2020, reflects an effective tax rate of 20%, which is higher than the effective tax rate of 11% for the three months ended June 30, 2019. The increase is primarily due to a discrete tax benefit recognized in the prior year in connection with tax audit settlements and a discrete tax expense recorded in the current quarter for a change in valuation allowance.

The income tax expense of $247 million for the six months ended June 30, 2020 reflects an effective tax rate of 19%, which is higher than the effective tax rate of 17% for the six months ended June 30, 2019. The increase is primarily due to a discrete tax benefit recognized in the prior year in connection with tax audit settlements.

The effective tax rates of 20% and 19% for the three and six months ended June 30, 2020 are lower than the U.S. statutory rate of 21% primarily due to lower U.S. taxes on foreign earnings and the recognition of federal research and development credits.

On July 9, 2020, the U.S. Treasury Department issued final tax regulations related to the foreign-derived intangible income and global intangible low-taxed income (“GILTI”) provisions. Also, on July 20, 2020 the U.S. Treasury Department released final tax regulations related to the GILTI high-tax exclusion election. We are assessing the financial statement impact of these new regulations.

Activision Blizzard’s tax years after 2008 remain open to examination by certain major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our federal tax returns for the 2012 through 2016 tax years. We also have several state and non-U.S. audits pending. In addition, King’s pre-acquisition tax returns remain open in various jurisdictions, primarily as a result of transfer pricing matters. We anticipate resolving King’s transfer pricing for both pre- and post-acquisition tax years through a collaborative multilateral process with the tax authorities in the relevant jurisdictions, which include the U.K. and Sweden. While the outcome of this process remains uncertain, it could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

In December 2018, we received a decision from the Swedish Tax Agency (“STA”) informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year (“Initial Decision”). The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $374 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA (the “Reassessment”) which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our condensed consolidated financial statements.

In December 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $640 million). In December 2019, the Company reached a settlement with the FTA for the 2011 through 2018 tax years, resulting in the recognition of $54 million of tax expense in the period ended December 31, 2019, and a tax payment of €161 million (approximately $180 million), including interest and penalties, in January 2020.

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

14. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Consolidated net income	$580	$328	$1,084	$774
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	771	766	770	765
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	5	4	5	5
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	776	770	775	770

Basic earnings per common share	$0.75	$0.43	$1.41	$1.01
Diluted earnings per common share	$0.75	$0.43	$1.40	$1.01

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units and options with performance measures not yet met	4	4	3	3
Anti-dilutive employee stock options	1	6	3	6

15. Capital Transactions

Repurchase Program

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019, until the earlier of February 13, 2021, and a determination by the Board of Directors to discontinue the repurchase program. As of June 30, 2020, we have not repurchased any shares under this program.

Dividends

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. On May 6, 2020, we made an aggregate cash dividend payment of $316 million to shareholders of record at the close of business on April 15, 2020.

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
The Company was originally incorporated in California in 1979 and was reincorporated in Delaware in December 1992. In connection with the 2008 business combination by and among the Company (then known as Activision, Inc.), Vivendi S.A, and Vivendi Games, Inc., pursuant to which we acquired Blizzard Entertainment, Inc. (“Blizzard”), we were renamed Activision Blizzard, Inc. On February 23, 2016, we acquired King Digital Entertainment plc ("King") by purchasing all of its outstanding shares.
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

Activision’s key product franchise is Call of Duty®, a first-person action title for the console and PC platforms, as well as the mobile platform following the October 1, 2019 launch of Call of Duty: Mobile.

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

(iii) King Digital Entertainment

King is a leading global developer and publisher of interactive entertainment content and services, particularly for the mobile platform. King also distributes its content and services on the PC platform, primarily via Facebook. King’s games are free to play; however, players can acquire in-game items, either with virtual currency or real currency, and we continue to focus on in-game advertising as a growing source of revenue.

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

Impacts of the Global COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has since extensively impacted global health and the economic environment. On February 28, 2020, the World Health Organization (“WHO”) raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain the spread of COVID-19, domestic and international governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” quarantine orders for individuals to stay in their homes or places of residence, and to practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will continue to negatively impact many business activities and financial markets across the globe.

The full extent of the impact of the COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price will depend on numerous evolving factors that we are not able to fully predict at this time. However, we believe that given our strong balance sheet, with cash and cash equivalents and short-term investments of $6.5 billion as of June 30, 2020, and the fact that our business has increasingly shifted to digital channels, we have substantial flexibility as we navigate through the uncertain environment and near-term implications of the COVID-19 pandemic. Additionally, during the pandemic, our business has experienced an increase in demand for our products and services as a result of the stay-at-home orders enacted in various regions as players have more time to engage with our games. These trends contributed to strong full game and in-game content sales in the second quarter for Call of Duty: Modern Warfare, which also benefited from the launch of Call of Duty: WarzoneTM in March. In addition, we saw further demand for World of Warcraft, including its in-game content, which has also continued to benefit from the release of World of Warcraft Classic in August 2019. Our business also experienced an increase in monthly active users for certain franchises beginning in the month of March, however, these trends began to moderate in the latter half of the second quarter of 2020, to varying degrees, such that Blizzard’s and King’s monthly active users ended the quarter broadly flat with the first quarter of 2020. The sustainability of these trends and long-term implications to our business is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See Item 1A “Risk Factors” within Part II of this Quarterly Report on Form 10-Q for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

In an effort to protect the health and safety of our employees, the majority of our workforce is currently working from home and we have placed restrictions on non-essential business travel. We have implemented business continuity plans and have increased support and resources to enable our employees to work remotely and thus far our business has been able to operate with minimal disruption. The global COVID-19 pandemic remains a rapidly evolving situation. We will continue to actively monitor the developments of the pandemic and may take further actions that could alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and shareholders. It is not clear what effects any such potential actions may have on our business, including the effects on our employees, players and consumers, customers, partners, game development and content pipelines, or on our reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

Business Results and Highlights

Financial Results

For the three months ended June 30, 2020:

•consolidated net revenues increased 38% to $1.93 billion, while consolidated operating income increased 123% to $749 million, as compared to consolidated net revenues of $1.40 billion and consolidated operating income of $336 million for the three months ended June 30, 2019;

•revenues from digital online channels were $1.59 billion, or 82% of consolidated net revenues, as compared to $1.09 billion, or 78% of consolidated net revenues, for the three months ended June 30, 2019;

•operating margin was 38.8%, which includes $6 million in restructuring and related costs, as compared to 24.1%, which included $22 million in restructuring and related costs, for the three months ended June 30, 2019;

•consolidated net income increased 77% to $580 million, as compared to $328 million for the three months ended June 30, 2019; and

•diluted earnings per common share increased 74% to $0.75, as compared to $0.43 for the three months ended June 30, 2019.

For the six months ended June 30, 2020:

•consolidated net revenues increased 15% to $3.72 billion, while consolidated operating income increased 50% to $1.36 billion, as compared to consolidated net revenues of $3.22 billion and consolidated operating income of $906 million for the six months ended June 30, 2019;

•revenues from digital online channels were $3.03 billion, or 81% of consolidated net revenues, as compared to $2.48 billion, or 77% of consolidated net revenues, for the six months ended June 30, 2019;

•operating margin was 36.6%, which includes $29 million in restructuring and related costs, as compared to 28.1%, which included $79 million in restructuring and related costs, for the six months ended June 30, 2019;

•consolidated net income increased 40% to $1.08 billion, as compared to $774 million for the six months ended June 30, 2019;

•diluted earnings per common share increased 39% to $1.40, as compared to $1.01 for the six months ended June 30, 2019; and

•cash flows from operating activities were $916 million, an increase of 52%, as compared to $604 million for the six months ended June 30, 2019.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended June 30, 2020, include a net effect of $146 million and $152 million, respectively, from the deferral of net revenues and related cost of revenues. Net revenues and operating income for the six months ended June 30, 2020, include a net effect of $119 million and $19 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Additionally, for both the three months ended June 30, 2020 and 2019, 12% of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were the remaining 88% of total net revenues. For the six months ended June 30, 2020 and 2019, 11% and 13%, respectively, of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were the remaining 89% and 87%, respectively, of total net revenues. Revenues recognized at a “point-in-time” are primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business. “Over-time and other revenues” are primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net bookings	$2,078	$1,207	$871	$3,600	$2,465	$1,135
In-game net bookings	$1,374	$778	$596	$2,329	$1,573	$756

Net bookings

Q2 2020 vs. Q2 2019

The increase in net bookings for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to:

•a $725 million increase in Activision net bookings driven by higher net bookings from (1) Call of Duty: Modern Warfare (which was released in October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone, which was released in March 2020), as compared to Call of Duty: Black Ops 4, which was released in October 2018, (2) Call of Duty: Mobile, which was released in October 2019, and (3) the Call of Duty franchise catalog titles;

•a $77 million increase in Blizzard net bookings driven by higher net bookings from World of Warcraft, primarily from higher subscription net bookings due to the release of World of Warcraft Classic in August 2019 and sales of in-game content; and

•a $55 million increase in King net bookings driven by higher net bookings from player purchases in the Candy Crush franchise.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net bookings for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to:

•a $927 million increase in Activision net bookings, driven by higher net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4 and (2) Call of Duty: Mobile, partially offset by lower net bookings from Sekiro: Shadows Die TwiceTM, which was released in March 2019, with no comparable release in 2020; and

•a $186 million increase in Blizzard net bookings, driven by higher net bookings from World of Warcraft, primarily from higher subscription net bookings due to the release of World of Warcraft Classic and sales of in-game content.

In-game net bookings

Q2 2020 vs. Q2 2019

The increase in in-game net bookings for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to:

•a $536 million increase in Activision in-game net bookings, driven by higher in-game net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4 and (2) Call of Duty: Mobile;

•a $41 million increase in King in-game net bookings, driven by higher in-game net bookings from player purchases in the Candy Crush franchise; and

•a $19 million increase in Blizzard in-game net bookings, driven by higher in-game net bookings from World of Warcraft.

YTD Q2 2020 vs. YTD Q2 2019

The increase in in-game net bookings for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a $717 million increase in Activision in-game net bookings, driven by the same factors for the three month period discussed above.

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

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Activision	125	102	128	36	37
Blizzard	32	32	32	33	32
King	271	273	249	247	258
Total	428	407	409	316	327
Average MAUs increased by 21 million, or 5%, for the three months ended June 30, 2020, as compared to the three months ended March 31, 2020, primarily due to an increase in average MAUs for Activision, driven by the Call of Duty franchise due to an increase in average MAUs for Call of Duty: Modern Warfare, which benefited from the launch of Call of Duty: Warzone in March 2020.

Average MAUs increased by 101 million, or 31%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The year-over-year increase in average MAUs is primarily due to:

•an increase in Activision’s average MAUs due to the Call of Duty franchise driven by Call of Duty: Mobile, which launched in October 2019, and Call of Duty: Modern Warfare, which benefited from the launch of Call of Duty: Warzone; and

•an increase in King’s average MAUs driven by an increase in average MAUs for the Candy Crush franchise, partially offset by decreases in other franchises.

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

As part of our efforts to take advantage of esports opportunities, we have sold rights for 20 teams that are participating in the Overwatch League, which began its third season in February 2020, and, during 2019, we sold rights for the first 12 teams for the Call of Duty League, which began its first season in January 2020. As a result of the COVID-19 pandemic and stay-at-home orders across the world, both the Overwatch League and the Call of Duty League pivoted all matches from their originally planned local homestand formats to online play and remote production for the remainder of the regular season, to keep players and fans safe while still delivering premium esports content to a global audience.

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

In addition to investing in, and developing sequels and content for, our top franchises, with the aim of releasing content more frequently, we are continually exploring additional ways to expand those franchises, such as our recent release of Activision’s Call of Duty: Warzone, an all-new free-to-play experience from the world of Call of Duty: Modern Warfare for the console and PC platforms. We also have been focusing on expanding our franchises to the mobile platform, as demonstrated by the recently released Call of Duty: Mobile, as well as our plans for Diablo ImmortalTM and recently announced Crash Bandicoot: On the Run!™, which are both currently in development.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Net revenues
Product sales	$533	28%	$359	26%	$1,076	29%	$1,015	32%
Subscription, licensing, and other revenues	1,399	72	1,037	74	2,643	71	2,205	68
Total net revenues	1,932	100	1,396	100	3,719	100	3,220	100

Costs and expenses
Cost of revenues—product sales:
Product costs	137	26	99	28	255	24	251	25
Software royalties, amortization, and intellectual property licenses	33	6	51	14	115	11	162	16
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	271	19	230	22	529	20	469	21
Software royalties, amortization, and intellectual property licenses	28	2	53	5	74	3	114	5
Product development	291	15	244	17	528	14	492	15
Sales and marketing	242	13	191	14	485	13	397	12
General and administrative	175	9	170	12	343	9	350	11
Restructuring and related costs	6	—	22	2	29	1	79	2
Total costs and expenses	1,183	61	1,060	76	2,358	63	2,314	72

Operating income	749	39	336	24	1,361	37	906	28
Interest and other expense (income), net	22	1	(34)	(2)	30	1	(31)	(1)
Income before income tax expense	727	38	370	27	1,331	36	937	29
Income tax expense	147	8	42	3	247	7	163	5
Net income	$580	30%	$328	23%	$1,084	29%	$774	24%

Consolidated Net Revenues

The key drivers of changes in our consolidated net revenues, operating segment results, consolidated results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues, in-game net revenues, and increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Consolidated net revenues	$1,932	$1,396	$536	38%	$3,719	$3,220	$499	15%
Net effect from recognition (deferral) of deferred net revenues	(146)	189	(335)		119	755	(636)

In-game net revenues (1)	1,113	802	311	39%	2,048	1,745	303	17%

(1) In-game net revenues primarily includes the net amount of revenue recognized for downloadable content and microtransactions during the period.

Consolidated Net Revenues

Q2 2020 vs. Q2 2019

The increase in consolidated net revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily driven by an increase in revenues of $471 million due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•our Distribution business; and

•the Candy Crush franchise, primarily due to an increase in player purchases.

The remaining net increase of $65 million was driven by various other franchises and titles.

YTD Q2 2020 vs. YTD Q2 2019

The increase in consolidated net revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily driven by an increase in revenues of $549 million due to higher revenues from:

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile; and

•the Call of Duty League, which began its first season in January 2020.

This increase was partially offset by a decrease in revenues of $104 million due to lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020.

The remaining net increase of $54 million was driven by various other franchises and titles.

Change in Deferred Revenues Recognized

Q2 2020 vs. Q2 2019

The decrease in net deferred revenues recognized for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was driven by (1) a decrease of $283 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018 and (2) a decrease of $48 million in net deferred revenues recognized from Blizzard, primarily due to lower net deferred revenues recognized from World of Warcraft, as the prior year included the recognition of deferred revenues from the August 2018 release of World of Warcraft: Battle for Azeroth®, with no comparable recognition of deferred revenues in the current period given the lack of a comparable release in 2019.

YTD Q2 2020 vs. YTD Q2 2019

The decrease in net deferred revenues recognized for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was driven by (1) a decrease of $467 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4 and (2) a decrease of $169 million in net deferred revenues recognized from Blizzard, primarily due to lower net deferred revenues recognized from World of Warcraft, as the prior year included the recognition of deferred revenues from the August 2018 release of World of Warcraft: Battle for Azeroth, with no comparable recognition of deferred revenues in the current period given the lack of a comparable release in 2019.

In-game Net Revenues

Q2 2020 vs. Q2 2019

The increase in in-game net revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily driven by an increase in in-game net revenues of $277 million due to higher in-game revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018; and

•Call of Duty: Mobile, which was released in October 2019.

The remaining net increase of $34 million was driven by various other franchises and titles.

YTD Q2 2020 vs. YTD Q2 2019

The increase in in-game net revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily driven by an increase in in-game net revenues of $394 million due to the same drivers discussed for the three month period above, partially offset by net decreases of $91 million driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $18 million and $28 million on our consolidated net revenues for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on reportable segment net revenues and operating income for the three and six months ended June 30, 2020 and 2019, are presented below (amounts in millions):

	Three Months Ended June 30, 2020				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$993	$433	$553	$1,979	$725	$52	$54	$831
Intersegment net revenues (1)	—	28	—	28	—	25	—	25
Segment net revenues	$993	$461	$553	$2,007	$725	$77	$54	$856

Segment operating income	$559	$203	$212	$974	$504	$128	$41	$673

	Three Months Ended June 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$268	$381	$499	$1,148
Intersegment net revenues (1)	—	3	—	3
Segment net revenues	$268	$384	$499	$1,151

Segment operating income	$55	$75	$171	$301

	Six Months Ended June 30, 2020				Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$1,512	$870	$1,051	$3,433	$927	$150	$23	$1,100
Intersegment net revenues (1)	—	44	—	44	—	36	—	36
Segment net revenues	$1,512	$914	$1,051	$3,477	$927	$186	$23	$1,136

Segment operating income	$743	$400	$367	$1,510	$615	$270	$18	$903

	Six Months Ended June 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$585	$720	$1,028	$2,333
Intersegment net revenues (1)	—	8	—	8
Segment net revenues	$585	$728	$1,028	$2,341

Segment operating income	$128	$130	$349	$607

(1) Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$2,007	$1,151	$3,477	$2,341
Revenues from non-reportable segments (1)	99	59	167	132
Net effect from recognition (deferral) of deferred net revenues (2)	(146)	189	119	755
Elimination of intersegment revenues (3)	(28)	(3)	(44)	(8)
Consolidated net revenues	$1,932	$1,396	$3,719	$3,220

Reconciliation to consolidated income before income tax expense:
Segment operating income	$974	$301	$1,510	$607
Operating income (loss) from non-reportable segments (1)	(11)	7	(7)	4
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	(152)	135	19	576
Share-based compensation expense	(42)	(38)	(85)	(100)
Amortization of intangible assets	(14)	(47)	(47)	(102)
Restructuring and related costs (4)	(6)	(22)	(29)	(79)
Consolidated operating income	749	336	1,361	906
Interest and other expense (income), net	22	(34)	30	(31)
Consolidated income before income tax expense	$727	$370	$1,331	$937
(1)Includes other income and expenses from operating segments managed outside the reportable segments, including our Distribution business. Also includes unallocated corporate income and expenses.

(2)Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.
(3)Intersegment revenues reflect licensing and service fees charged between segments.
(4)Reflects restructuring initiatives, which include severance and other restructuring-related costs.

Segment Net Revenues

Activision

Q2 2020 vs. Q2 2019

The increase in Activision’s segment net revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•the Call of Duty franchise catalog titles;

•Call of Duty: Modern Warfare 2 Campaign Remastered, which was released on PlayStation 4 on March 31, 2020 and Xbox One and PC in April 2020; and

•the Call of Duty League, which began its first season in January 2020.

The increase was partially offset by lower revenues from CrashTM Team Racing Nitro-Fueled and Sekiro: Shadows Die Twice, which were released in June and March 2019, respectively, with no comparable releases in 2020.

YTD Q2 2020 vs. YTD Q2 2019

The increase in Activision’s segment net revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile;

•the Call of Duty franchise catalog titles;

•the Call of Duty League; and

•Call of Duty: Modern Warfare 2 Campaign Remastered.

The increase was partially offset by lower revenues from:

•Sekiro: Shadows Die Twice;

•the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018); and

•Crash Team Racing Nitro-Fueled.

Blizzard

Q2 2020 vs. Q2 2019

The increase in Blizzard’s segment net revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from:

•World of Warcraft, primarily driven by higher subscription revenue due to the release of World of Warcraft Classic in August 2019, and sales of in-game content; and

•intersegment license and services fee revenues recognized by Blizzard associated with Call of Duty: Modern Warfare on Blizzard Battle.net.

YTD Q2 2020 vs. YTD Q2 2019

The increase in Blizzard’s segment net revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to the same factors above, as well as revenues from Warcraft III: Reforged, which was released in January 2020.

King

Q2 2020 vs. Q2 2019

The increase in King’s segment net revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from player purchases in the Candy Crush franchise.

YTD Q2 2020 vs. YTD Q2 2019

The increase in King’s segment net revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher advertising revenues in the Candy Crush franchise.

Segment Income from Operations

Activision

Q2 2020 vs. Q2 2019

The increase in Activision’s segment operating income for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to:

•higher segment net revenues; and

•lower cost of revenues and marketing costs for Crash Team Racing Nitro-Fueled given the launch of the title in the prior year.

These increases were partially offset by:

•cost of revenues and marketing costs for Call of Duty: Mobile in the current quarter with no such costs in the prior-year quarter;

•higher product development costs driven by higher personnel bonuses as a result of strong business performance;

•higher cost of revenues for Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4; and

•software amortization and royalties from Call of Duty: Modern Warfare 2 Campaign Remastered given its launch in the current year.

YTD Q2 2020 vs. YTD Q2 2019

The increase in Activision’s segment operating income for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to:

•higher segment net revenues; and

•lower cost of revenues and marketing costs for Sekiro: Shadows Die Twice and Crash Team Racing Nitro-Fueled given their launches in the prior year.

These increases were partially offset by:

•cost of revenues and marketing costs for Call of Duty: Mobile in the current year with no such costs in the prior-year period;

•higher product development costs driven by higher personnel bonuses as a result of strong business performance; and

•higher cost of revenues for Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4.

Blizzard

Q2 2020 vs. Q2 2019

The increase in Blizzard’s segment operating income for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to:

•higher segment net revenues; and

•lower product development costs, despite an increase in personnel costs, due to higher capitalization of software development costs from the timing of game development cycles.

YTD Q2 2020 vs. YTD Q2 2019

The increase in Blizzard’s segment operating income for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to the same factors as discussed for the three month period above.

King

Q2 2020 vs. Q2 2019

The increase in King’s segment operating income for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to:

•higher segment net revenues; and

•lower general and administrative costs.

These increases were partially offset by:

•higher sales and marketing costs for the Candy Crush franchise; and

•higher service provider fees, primarily digital storefront fees (e.g. fees retained by Google Inc. (“Google”) and Apple Inc. (“Apple”) for our sales on their platforms).

YTD Q2 2020 vs. YTD Q2 2019

The increase in King’s segment operating income for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to:

•higher segment net revenues; and

•lower general and administrative costs.

These increases were partially offset by higher sales and marketing costs for the Candy Crush franchise.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $22 million and $41 million on reportable segment net revenues for the three and six months ended June 30, 2020, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,591	$1,086	$505	$3,030	$2,479	$551
Retail channels	168	193	(25)	390	505	(115)
Other (2)	173	117	56	299	236	63
Total consolidated net revenues	$1,932	$1,396	$536	$3,719	$3,220	$499

(1)  Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)  Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

Q2 2020 vs. Q2 2019

The increase in net revenues from digital online channels for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018; and

•Call of Duty: Mobile, which was released in October 2019.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net revenues from digital online channels for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to the same factors discussed above.

Retail Channel Net Revenues

Q2 2020 vs. Q2 2019

The decrease in net revenues from retail channels for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower revenues from:

•Crash Team Racing Nitro-Fueled, which was released in June 2019, with no comparable release in 2020; and

•the Call of Duty franchise catalog titles.

YTD Q2 2020 vs. YTD Q2 2019

The decrease in net revenues from retail channels for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to lower revenues from:

•Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020; and

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net revenues by geographic region:
Americas	$1,112	$764	$348	$2,060	$1,751	$309
EMEA (1)	615	459	156	1,181	1,073	108
Asia Pacific	205	173	32	478	396	82
Consolidated net revenues	$1,932	$1,396	$536	$3,719	$3,220	$499

(1)  “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q2 2020 vs. Q2 2019

The increase in net revenues in the Americas region for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•the Candy Crush franchise, primarily due to an increase in player purchases; and

•Call of Duty: Mobile, which was released in October 2019.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net revenues in the Americas region for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher revenues from Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4.

EMEA

Q2 2020 vs. Q2 2019

The increase in net revenues in the EMEA region for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from:

• Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4; and

•our Distribution business.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net revenues in the EMEA region for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher revenues from Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4.

Asia Pacific

Q2 2020 vs. Q2 2019

The increase in net revenues in the Asia Pacific region for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net revenues in the Asia Pacific region for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Mobile;

•World of Warcraft, primarily driven by higher subscription revenue due to the release of World of Warcraft Classic in August 2019;

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4; and

•Warcraft III: Reforged, which was released in January 2020.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net revenues by platform:
Console	$655	$407	$248	$1,249	$1,083	$166
PC	482	361	121	981	855	126
Mobile and ancillary (1)	622	511	111	1,190	1,046	144
Other (2)	173	117	56	299	236	63
Total consolidated net revenues	$1,932	$1,396	$536	$3,719	$3,220	$499

(1) Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2) Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

Q2 2020 vs. Q2 2019

The increase in net revenues from the console platform for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net revenues from the console platform for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher revenues from Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4, partially offset by lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020.

PC

Q2 2020 vs. Q2 2019

The increase in net revenues from the PC platform for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4; and

•World of Warcraft, primarily driven by higher subscription revenue due to the release of World of Warcraft Classic in August 2019.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net revenues from the PC platform for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher revenues from Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4.

Mobile and Ancillary

Q2 2020 vs. Q2 2019

The increase in net revenues from mobile and ancillary for the three months ended June 30, 2020, as compared to net revenues for the three months ended June 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Mobile, which was released in October 2019; and

•the Candy Crush franchise, primarily due to an increase in player purchases.

YTD Q2 2020 vs. YTD Q2 2019

The increase in net revenues from mobile and ancillary for the six months ended June 30, 2020, as compared to net revenues for the six months ended June 30, 2019, was primarily due to revenues from Call of Duty: Mobile.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended June 30, 2020	% of associated net revenues	Three Months Ended June 30, 2019	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$137	26%	$99	28%	$38
Software royalties, amortization, and intellectual property licenses	33	6	51	14	(18)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	271	19	230	22	41
Software royalties, amortization, and intellectual property licenses	28	2	53	5	(25)
Total cost of revenues	$469	24%	$433	31%	$36

	Six Months Ended June 30, 2020	% of associated net revenues	Six Months Ended June 30, 2019	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$255	24%	$251	25%	$4
Software royalties, amortization, and intellectual property licenses	115	11	162	16	(47)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	529	20	469	21	60
Software royalties, amortization, and intellectual property licenses	74	3	114	5	(40)
Total cost of revenues	$973	26%	$996	31%	$(23)

Cost of Revenues—Product Sales:

Q2 2020 vs. Q2 2019

The increase in product costs for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to a $42 million increase in product costs for our Distribution business as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to an $11 million decrease in software amortization and royalties from Activision, driven by lower software amortization and royalties from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018, based on title performance, partially offset by software amortization and royalties from Call of Duty: Modern Warfare 2 Campaign Remastered, which was released for PlayStation 4 on March 31, 2020 and Xbox One and PC in April 2020.

YTD Q2 2020 vs. YTD Q2 2019

The increase in product costs for the six months ended June 30, 2020, as compared to the to the six months ended June 30, 2019, was primarily due to a $39 million increase in product costs for our Distribution business as a result of higher revenues, partially offset by a $17 million decrease in product costs from Activision, driven by lower costs from Sekiro: Shadows Die Twice, which was released in March 2019, with no comparable release in 2020.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to:

•a $31 million decrease in software amortization and royalties from Activision, driven by lower software amortization and royalties from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, based on title performance, and (2)  Sekiro: Shadows Die Twice, partially offset by software amortization and royalties from the release of Call of Duty: Modern Warfare 2 Campaign Remastered; and

•a $15 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from World of Warcraft, as the prior year included software amortization expense from the August 2018 release of World of Warcraft: Battle for Azeroth with no comparable amortization in the current year.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q2 2020 vs. Q2 2019

The increase in game operations and distribution costs for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to an increase of $42 million in service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to a decrease of $33 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $9 million, driven by Call of Duty: Mobile, which was released in October 2019.

YTD Q2 2020 vs. YTD Q2 2019

The increase in game operations and distribution costs for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a $50 million increase in service provider fees such as digital storefront fees, payment processor fees, and server bandwidth fees as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a decrease of $55 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $16 million, driven by Call of Duty: Mobile.

Product Development (amounts in millions)

	June 30, 2020	% of consolidated net revenues	June 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$291	15%	$244	17%	$47
Six Months Ended	$528	14%	$492	15%	$36

Q2 2020 vs. Q2 2019

The increase in product development costs for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to higher development costs of $98 million, driven by higher personnel bonuses as a result of strong business performance. The increase was partially offset by a $51 million increase in capitalization of development costs, driven by the timing of Blizzard’s game development cycles.

YTD Q2 2020 vs. YTD Q2 2019

The increase in product development costs for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to higher development costs of $127 million, driven by higher personnel bonuses as a result of strong business performance. The increase was partially offset by a $91 million increase in capitalization of development costs, driven by the timing of Blizzard’s game development cycles.

Sales and Marketing (amounts in millions)

	June 30, 2020	% of consolidated net revenues	June 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$242	13%	$191	14%	$51
Six Months Ended	$485	13%	$397	12%	$88

Q2 2020 vs. Q2 2019

The increase in sales and marketing expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to an increase of $51 million in marketing spending, primarily associated with Call of Duty: Mobile and the Candy Crush franchise.

YTD Q2 2020 vs. YTD Q2 2019

The increase in sales and marketing expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to an increase of $96 million in marketing spending, primarily associated with Call of Duty: Mobile and the Candy Crush franchise.

General and Administrative (amounts in millions)

	June 30, 2020	% of consolidated net revenues	June 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$175	9%	$170	12%	$5
Six Months Ended	$343	9%	$350	11%	$(7)

Q2 2020 vs. Q2 2019

General and administrative expenses for the three months ended June 30, 2020, were comparable to expenses for the three months ended June 30, 2019.

YTD Q2 2020 vs. YTD Q2 2019

General and administrative expenses for the six months ended June 30, 2020, were comparable to expenses for the six months ended June 30, 2019.

Restructuring and related costs (amounts in millions)

	June 30, 2020	% of consolidated net revenues	June 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$6	—%	$22	2%	$(16)
Six Months Ended	$29	1%	$79	2%	$(50)

During 2019, we began implementing our previously announced restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. Since the roll out of the plan, we have been, and will continue, focusing on these goals as we continue to execute against our plan. The restructuring and related costs incurred during the three and six months ended June 30, 2020, relate primarily to severance costs for actions under this plan being executed in 2020. Refer to Note 11 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	June 30, 2020	% of consolidated net revenues	June 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$22	1%	$(34)	(2)%	$56
Six Months Ended	$30	1%	$(31)	(1)%	$61

Q2 2020 vs. Q2 2019

The increase in interest and other expense (income), net, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 was primarily due to:

•a $38 million gain recognized in the prior-year period as a result of adjusting a cost-method equity investment to fair value, with no comparable activity in the current year; and

•a $17 million decrease in interest income due to lower returns on our investment portfolio as a result of interest rate cuts, reflecting actions by central banks around the world.

YTD Q2 2020 vs. YTD Q2 2019

The increase in interest and other expense (income), net, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 was primarily due to:

•a $38 million gain recognized in the prior-year period as a result of adjusting a cost-method equity investment to fair value; and

•a $22 million decrease in interest income due to lower returns on our investment portfolio as a result of interest rate cuts, reflecting actions by central banks around the world.

As of June 30, 2020, based on the composition of our investment portfolio and recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

Income Tax Expense (amounts in millions)

	June 30, 2020	% of pretax income	June 30, 2019	% of pretax income	Increase (Decrease)
Three Months Ended	$147	20%	$42	11%	$105
Six Months Ended	$247	19%	$163	17%	$84
The income tax expense of $147 million for the three months ended June 30, 2020 reflects an effective tax rate of 20%, which is higher than the effective tax rate of 11% for the three months ended June 30, 2019. The increase is primarily due to a discrete tax benefit recognized in the prior year in connection with tax audit settlements and a discrete tax expense recorded in the current quarter for a change in valuation allowance.

The income tax expense of $247 million for the six months ended June 30, 2020 reflects an effective tax rate of 19%, which is higher than the effective tax rate of 17% for the six months ended June 30, 2019. The increase is primarily due to a discrete tax benefit recognized in the prior year in connection with tax audit settlements.

The effective tax rates of 20% and 19% for the three and six months ended June 30, 2020 are lower than the U.S. statutory rate of 21%, primarily due to lower U.S. taxes on foreign earnings and the recognition of federal research and development credits.

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

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $6.5 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as potential dividend payments or share repurchases and scheduled debt maturities, include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of June 30, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.2 billion, as compared to $2.8 billion as of December 31, 2019. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	June 30, 2020	December 31, 2019	Increase (Decrease)
Cash and cash equivalents	$6,338	$5,794	$544
Short-term investments	123	69	54
	$6,461	$5,863	$598
Percentage of total assets	32%	30%

	For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Net cash provided by operating activities	$916	$604	$312
Net cash provided by (used in) investing activities	(88)	37	(125)
Net cash used in financing activities	(281)	(274)	(7)
Effect of foreign exchange rate changes	(5)	3	(8)
Net increase in cash and cash equivalents and restricted cash	$542	$370	$172

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

Net cash provided by operating activities for the six months ended June 30, 2020, was $916 million, as compared to $604 million for the six months ended June 30, 2019. The increase was primarily due to higher net income and changes in our working capital resulting from the timing of collections and payments, partially offset by higher tax payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with our investing activities typically include capital expenditures, purchases and sales of investments, and cash used for acquisitions.

Net cash used in investing activities for the six months ended June 30, 2020, was $88 million, as compared to net cash provided by investing activities of $37 million for the six months ended June 30, 2019. The decrease was primarily due to the purchase of $56 million of available-for-sale investments in the six months ended June 30, 2020, as compared to proceeds from maturities of available-for-sale investments of $75 million in the prior-year period. This was partially offset by capital expenditures of $32 million for the six months ended June 30, 2020, which were lower than the capital expenditures of $45 million for the prior-year period.

Net Cash provided by Financing Activities

The primary drivers of net cash flows associated with our financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the six months ended June 30, 2020, was $281 million, as compared to $274 million for the six months ended June 30, 2019. The slight increase in cash used was primarily due to higher dividends paid of $316 million for the six months ended June 30, 2020, as compared to $283 million for the prior-year period, largely offset by:

•lower tax payments on net share settlements of restricted stock units — $34 million during the six months ended June 30, 2020, as compared to $48 million in the prior-year period; and

•higher proceeds from stock option exercises — $69 million during the six months ended June 30, 2020, as compared to $57 million for the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $5 million on our cash and cash equivalents and restricted cash for the six months ended June 30, 2020, as compared to a positive impact of $3 million for the six months ended June 30, 2019. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both June 30, 2020 and December 31, 2019, our total outstanding debt was $2.7 billion, bearing interest at a weighted average rate of 3.18%.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2020
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(7)	843
2027 Notes	400	(4)	396
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(24)	$2,676

	At December 31, 2019
	Gross Carrying Amount	Unamortized Discount and Deferred Financing Costs	Net Carrying Amount
2021 Notes	$650	$(2)	$648
2022 Notes	400	(2)	398
2026 Notes	850	(7)	843
2027 Notes	400	(5)	395
2047 Notes	400	(9)	391
Total long-term debt	$2,700	$(25)	$2,675

Refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. On May 6, 2020, we made an aggregate cash dividend payment of $316 million to shareholders of record at the close of business on April 15, 2020.

Capital Expenditures

For the year ending December 31, 2020, we anticipate total capital expenditures of approximately $130 million, primarily for computer and network hardware and leasehold improvements. During the six months ended June 30, 2020, capital expenditures were $32 million.

Off-Balance Sheet Arrangements

At each of June 30, 2020 and December 31, 2019, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•Revenue Recognition;
•Income Taxes;
•Software Development Costs; and
•Fair Value Estimates (including Assessment of Impairment of Assets).

During the six months ended June 30, 2020, there were no significant changes to the above critical accounting policies and estimates. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, for a more complete discussion of our critical accounting policies and estimates.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, which have remaining maturities of 17 months or less, are as follows (amounts in millions):

	As of June 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$623	$(1)	$350	$(2)

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Statement of Operations Classification
	2020	2019	2020	2019
Cash Flow Hedges	$3	$6	$12	$17	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of June 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$25	$—	$25	$(2)

For the three and six months ended June 30, 2020 and 2019, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the six months ended June 30, 2020, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $80 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2020, our cash and cash equivalents were comprised primarily of money market funds.

As of June 30, 2020, based on the composition of our investment portfolio and recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2020, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2020, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, we have not experienced any material impact to our internal control over financial reporting or our disclosure controls and procedures despite the fact that most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

The full extent to which the global COVID-19 pandemic and its aftermath will impact our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price depends on numerous evolving factors that we are not able to fully predict, including: the duration and severity of the pandemic; the impact of the pandemic on the global economy; the impact of governmental, business and individual actions that have been and will continue to be taken in response to the pandemic; unintended consequences of actions we take, or have taken, in response to the pandemic; the impact of the pandemic on the health or productivity of our employees and external developers, including the ability to develop high-quality and well-received interactive software products and entertainment content and/or to release our products and content in a timely manner; the effects on the health, finances and discretionary spending patterns of our consumers, including the ability of our consumers to pay for our products and content; the effects on the demand for our products and content (including following the lifting of stay-at-home orders); our ability to sell products at assumed prices; the financial impact and strain on the retail customers and distributors on whom we rely to sell our physical products to consumers; the financial impact and strain on platform providers for whose video game consoles and/or on whose networks certain of our products are exclusively available; the financial impact and strain on third-party mobile and web platforms that provide significant online distribution for, and/or provide other services critical for the operation of, a number of our games; the effects on our suppliers who manufacture our physical products; the effects on other third parties with which we partner (e.g., to market or ship our products); the effects on our lenders and financial counterparties; the effects on regulatory agencies around the world on which we rely; our ability to continue to develop our emerging businesses, such as advertising; increased volatility in foreign currency exchange rates; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; and any other factor which results in disruptions or increased costs associated with the development, production, post-production, marketing and distribution of our products, and/or the digital advertising offered within our content. If the ongoing global COVID-19 pandemic has adverse effects in any one of these areas, our business may be negatively impacted.

Our professional esports leagues (i.e. the Overwatch League and the Call of Duty League) and the franchise teams that make up the leagues generate revenues from live in-person events. The COVID-19 pandemic has resulted in the cancellation of live in-person events and any continued health and safety concerns with large public gatherings may impact the ability of the teams in our leagues to hold future live in-person events. Prolonged COVID-19 risks could result in teams being unable or unwilling to pay their franchise fees to us or participate in our leagues going forward. This, in turn, could result in the loss of those future franchise fee payments, revenue from advertising, and other future potential league revenues or income, other benefits associated with our esports business, and/or the termination of our leagues. Also, we have provided, and may continue to provide, concessions to the owners of the teams as a result of the COVID-19 pandemic. Any one of these things could harm our business.

Additionally, a prolonged impact of COVID-19 could heighten many of the risk factors included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019, and the other reports and documents we file with the SEC.

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

Date:  August 4, 2020

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ JESSE YANG
Dennis Durkin	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Chief Accounting Officer and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.