Form 10-Q
period 2020-09-30
Activision Blizzard, Inc.
filed 2020-10-29
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at October 22, 2020 was 772,857,185.

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

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the ongoing global impact of a novel strain of coronavirus which emerged in December 2019 (“COVID-19”) (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers and distributors who sell our physical product to customers; effects on our ability to release our content in a timely manner; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; concentration of revenue among a small number of franchises; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; our ability to attract, retain and motivate skilled personnel; rapid changes in technology and industry standards; competition, including from other forms of entertainment; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our newly acquired or started businesses and the potential impact of our expansion into new businesses on our existing businesses; substantial influence of third-party platform providers over our products and costs; risks associated with transitions to next-generation consoles; success and availability of video game consoles manufactured by third parties; risks associated with the free-to-play business model, including dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; our ability to realize the expected financial and operational benefits of, and effectively implement and manage, our restructuring actions; our ability to quickly adjust our cost structure in response to sudden changes in demand; risks and costs associated with legal proceedings; intellectual property claims; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; our ability to sell products at assumed pricing levels; reliance on external developers for development of some of our software products; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the seasonality in the sale of our products; counterparty risks relating to customers, licensees, licensors, and manufacturers, which have been magnified as a result of the COVID-19 pandemic; risks associated with our use of open source software; piracy and unauthorized copying of our products; insolvency or business failure of any of our partners, which has been magnified as a result of the COVID-19 pandemic; risks and uncertainties of conducting business outside the United States (the “U.S.”); increasing regulation of our business, products, and distribution in key territories; compliance with continually evolving laws and regulations concerning data privacy; reliance on servers and networks to operate our games and our proprietary online gaming service; potential data breaches and other cybersecurity risks; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the period ended March 31, 2020, and our Quarterly Report on Form 10-Q for the period ended June 30, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At September 30, 2020	At December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,415	$5,794
Accounts receivable, net of allowances of $88 and $132, at September 30, 2020 and December 31, 2019, respectively	619	848
Software development	398	322
Other current assets	570	328
Total current assets	9,002	7,292
Software development	145	54
Property and equipment, net	211	253
Deferred income taxes, net	1,287	1,293
Other assets	699	658
Intangible assets, net	469	531
Goodwill	9,764	9,764
Total assets	$21,577	$19,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$224	$292
Deferred revenues	1,108	1,375
Accrued expenses and other liabilities	855	1,248
Total current liabilities	2,187	2,915
Long-term debt, net	3,604	2,675
Deferred income taxes, net	480	505
Other liabilities	924	945
Total liabilities	7,195	7,040
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,201,482,888 and 1,197,436,644 shares issued at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	11,395	11,174
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2020 and December 31, 2019	(5,563)	(5,563)
Retained earnings	9,183	7,813
Accumulated other comprehensive loss	(633)	(619)
Total shareholders’ equity	14,382	12,805
Total liabilities and shareholders’ equity	$21,577	$19,845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues
Product sales	$408	$260	$1,484	$1,276
Subscription, licensing, and other revenues	1,546	1,022	4,190	3,227
Total net revenues	1,954	1,282	5,674	4,503

Costs and expenses
Cost of revenues—product sales:
Product costs	101	137	357	388
Software royalties, amortization, and intellectual property licenses	37	9	152	171
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	290	246	819	714
Software royalties, amortization, and intellectual property licenses	41	50	115	164
Product development	274	210	802	702
Sales and marketing	238	182	722	580
General and administrative	186	177	529	527
Restructuring and related costs	9	24	39	104
Total costs and expenses	1,176	1,035	3,535	3,350

Operating income	778	247	2,139	1,153
Interest and other expense (income), net (Note 12)	25	(2)	55	(33)
Loss on extinguishment of debt	31	—	31	—
Income before income tax expense	722	249	2,053	1,186
Income tax expense	118	45	365	208
Net income	$604	$204	$1,688	$978

Earnings per common share
Basic	$0.78	$0.27	$2.19	$1.28
Diluted	$0.78	$0.26	$2.17	$1.27

Weighted-average number of shares outstanding
Basic	772	767	771	766
Diluted	779	771	777	770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$604	$204	$1,688	$978

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	21	(6)	11	(5)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(18)	10	(26)	4
Unrealized gains (losses) on investments, net of tax	(2)	(3)	1	(5)
Total other comprehensive income (loss)	$1	$1	$(14)	$(6)
Comprehensive income	$605	$205	$1,674	$972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,688	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(13)	100
Depreciation and amortization	152	246
Non-cash operating lease cost	48	49
Amortization of capitalized software development costs and intellectual property licenses (1)	141	163
Share-based compensation expense (2)	138	127
Other	39	9
Changes in operating assets and liabilities:
Accounts receivable, net	225	635
Software development and intellectual property licenses	(300)	(186)
Other assets	(206)	(48)
Deferred revenues	(322)	(809)
Accounts payable	(71)	22
Accrued expenses and other liabilities	(407)	(373)
Net cash provided by operating activities	1,112	913

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	36	153
Purchases of available-for-sale investments	(158)	—
Capital expenditures	(56)	(79)
Other investing activities	—	5
Net cash provided by (used in) investing activities	(178)	79

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	114	87
Tax payment related to net share settlements on restricted stock units	(41)	(55)
Dividends paid	(316)	(283)
Proceeds from issuance of debt, net of discounts	1,994	—
Repayment of long-term debt	(1,050)	—
Payment of financing costs	(20)	—
Premium payment for early redemption of notes	(28)	—
Net cash provided by (used in) financing activities	653	(251)
Effect of foreign exchange rate changes on cash and cash equivalents	32	(24)
Net increase in cash and cash equivalents and restricted cash	1,619	717
Cash and cash equivalents and restricted cash at beginning of period	5,798	4,229
Cash and cash equivalents and restricted cash at end of period	$7,417	$4,946
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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2020
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	505	—	505
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	1	—	—	—	27	—	—	27
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(31)	—	—	(31)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	43	—	—	43
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at March 31, 2020	1,199	$—	(429)	$(5,563)	$11,213	$7,999	$(628)	$13,021
Components of comprehensive income:
Net income	—	—	—	—	—	580	—	580
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to employee stock options	1	—	—	—	44	—	—	44
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(3)	—	—	(3)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	46	—	—	46
Balance at June 30, 2020	1,200	$—	(429)	$(5,563)	$11,300	$8,579	$(634)	$13,682
Components of comprehensive income:
Net income	—	—	—	—	—	604	—	604
Other comprehensive income	—	—	—	—	—	—	1	1
Issuance of common stock pursuant to employee stock options	1	—	—	—	43	—	—	43
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(6)	—	—	(6)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	58	—	—	58
Balance at September 30, 2020	1,201	$—	(429)	$(5,563)	$11,395	$9,183	$(633)	$14,382

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

Activision’s key product franchise is Call of Duty®, a first-person action title for the console, PC, and mobile platforms.

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

3.    Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At September 30, 2020	At December 31, 2019
Internally-developed software costs	$510	$345
Payments made to third-party software developers	33	31
Total software development costs	$543	$376

As of both September 30, 2020 and December 31, 2019, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of capitalized software development costs and intellectual property licenses	$37	$11	$149	$175

4.    Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At September 30, 2020
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,139)	$15
Developed software	2	-	5 years	601	(600)	1
Trade names	7 years			54	(36)	18
Other	1	-	10 years	19	(17)	2
Total definite-lived intangible assets				$1,828	$(1,792)	$36

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$469

	At December 31, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,105)	$49
Developed software	2	-	5 years	601	(579)	22
Trade names	7	-	10 years	54	(30)	24
Other	1	-	15 years	19	(16)	3
Total definite-lived intangible assets				$1,828	$(1,730)	$98

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$531

Amortization expense of our intangible assets was $16 million and $62 million for the three and nine months ended September 30, 2020, respectively. Amortization expense of our intangible assets was $50 million and $152 million for the three and nine months ended September 30, 2019, respectively.

At September 30, 2020, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

For the years ending December 31,
2020 (remaining three months)	$17
2021	10
2022	7
2023	1
2024	—
Thereafter	1
Total	$36

5.    Goodwill

The carrying amount of goodwill by reportable segment at both September 30, 2020 and December 31, 2019 was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Goodwill	$6,898	$190	$2,676	$9,764

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2020 Using
	As of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$7,121	$7,121	$—	$—	Cash and cash equivalents
Foreign government treasury bills	33	33	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	187	187	—	—	Other current assets
Total recurring fair value measurements	$7,341	$7,341	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(18)	$—	$(18)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2019 Using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$5,320	$5,320	$—	$—	Cash and cash equivalents
Foreign government treasury bills	37	37	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	65	65	—	—	Other current assets
Total recurring fair value measurements	$5,422	$5,422	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which have remaining maturities of 13 months or less as of September 30, 2020, are as follows (amounts in millions):

	As of September 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$608	$(18)	$350	$(2)

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Statement of Operations Classification
	2020	2019	2020	2019
Cash Flow Hedges	$(5)	$7	$7	$24	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of September 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$61	$(1)	$25	$(2)

For the three and nine months ended September 30, 2020 and 2019, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

7.    Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of December 31, 2019 and September 30, 2020, were $1.4 billion and $1.1 billion, respectively. For the nine months ended September 30, 2020, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the three and nine months ended September 30, 2020, $54 million and $1.3 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2019. During the three and nine months ended September 30, 2019, $0.1 billion and $1.4 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2018.

As of September 30, 2020, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $1.9 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.4 billion over the next 12 months, $0.4 billion in the subsequent 12-month period, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the new revenue standard.

8.    Debt

Credit Facilities
As of September 30, 2020 and December 31, 2019, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of September 30, 2020.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding the Credit Agreement, its key terms, and previous amendments made to it.

Unsecured Senior Notes

As of September 30, 2020 and December 31, 2019, we had $3.7 billion and $2.7 billion, respectively, of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At September 30, 2020		At December 31, 2019
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2021 Notes	2.30%	Mar. 15 & Sept. 15	Sept. 2021	$—	—	$650	$653
2022 Notes	2.60%	Jun. 15 & Dec. 15	Jun. 2022	—	—	400	405
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	850	968	850	893
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	453	400	417
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	488	—	—
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	508	400	456
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,386	—	—
Total gross long-term debt				$3,650		$2,700
Unamortized discount and deferred financing costs				(46)		(25)
Total net carrying amount				$3,604		$2,675

On August 5, 2020, we issued the 2030 Notes and 2050 Notes in a public underwritten offering, for an aggregate principal amount of $2.0 billion in new debt. In connection with the issuance, we incurred approximately $26 million of debt discount and financing costs that were capitalized and recorded within "Long-term debt, net" in our condensed consolidated balance sheet.

On September 4, 2020, we redeemed all of our outstanding 2021 Notes and 2022 Notes at a redemption price equal to 100% of their respective principal amounts plus (1) a “make-whole” premium of $28 million and (2) accrued and unpaid interest to the redemption date. The redemption of the 2021 Notes and 2022 Notes resulted in a “Loss on extinguishment of debt” recorded in the condensed consolidated statement of operations of $31 million.

We may redeem some or all of the 2030 Notes and 2050 Notes, in whole or in part, at any time on or after June 15, 2030 and March 15, 2050, respectively, in each case at 100% of the aggregate principal amount thereof plus accrued and unpaid interest. In addition, we may redeem some or all of the 2030 Notes and the 2050 Notes prior to June 15, 2030 and March 15, 2050, respectively, in each case at a price equal to 100% of the aggregate principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. The other terms and covenants associated with the 2030 Notes and the 2050 Notes are generally consistent with those associated with the 2026 Notes, 2027 Notes and 2047 Notes.

We were in compliance with the terms of the notes outstanding as of September 30, 2020. As of September 30, 2020, we have no contractual principal repayments of our long-term debt within the next five years.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details regarding key terms under our indentures that govern the 2026 Notes, 2027 Notes and 2047 Notes.

9.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2019	$(624)	$8	$(3)	$(619)
Other comprehensive income (loss) before reclassifications	13	(19)	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	(7)	1	(8)
Balance at September 30, 2020	$(613)	$(18)	$(2)	$(633)

	For the Nine Months Ended September 30, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2018	$(629)	$23	$5	$(601)
Other comprehensive income (loss) before reclassifications	(5)	28	3	26
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(24)	(8)	(32)
Balance at September 30, 2019	$(634)	$27	$—	$(607)

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

Information on reportable segment net revenues and operating income for the three months ended September 30, 2020 and 2019, are presented below (amounts in millions):

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$773	$393	$536	$1,702
Intersegment net revenues (1)	—	18	—	18
Segment net revenues	$773	$411	$536	$1,720

Segment operating income	$345	$133	$248	$726

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$209	$392	$500	$1,101
Intersegment net revenues (1)	—	2	—	2
Segment net revenues	$209	$394	$500	$1,103

Segment operating income	$26	$74	$194	$294

Information on reportable segment net revenues and operating income for the nine months ended September 30, 2020 and 2019, are presented below (amounts in millions):

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$2,285	$1,264	$1,587	$5,136
Intersegment net revenues (1)	—	62	—	62
Segment net revenues	$2,285	$1,326	$1,587	$5,198

Segment operating income	$1,088	$533	$615	$2,236

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$794	$1,113	$1,527	$3,434
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$794	$1,122	$1,527	$3,443

Segment operating income	$153	$204	$543	$900

(1)    Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$1,720	$1,103	$5,198	$3,443
Revenues from non-reportable segments (1)	65	113	232	245
Net effect from recognition (deferral) of deferred net revenues (2)	187	68	306	824
Elimination of intersegment revenues (3)	(18)	(2)	(62)	(9)
Consolidated net revenues	$1,954	$1,282	$5,674	$4,503

Reconciliation to consolidated income before income tax expense:
Segment operating income	$726	$294	$2,236	$900
Operating income (loss) from non-reportable segments (1)	(20)	5	(27)	10
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	150	53	169	629
Share-based compensation expense	(53)	(27)	(138)	(127)
Amortization of intangible assets	(16)	(50)	(62)	(151)
Restructuring and related costs (4)	(9)	(28)	(39)	(108)
Consolidated operating income	778	247	2,139	1,153
Interest and other expense (income), net	25	(2)	55	(33)
Loss on extinguishment of debt	31	—	31	—
Consolidated income before income tax expense	$722	$249	$2,053	$1,186

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

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended September 30, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$826	$405	$540	$—	$(18)	$1,753
Retail channels	110	7	—	—	—	117
Other (2)	8	11	—	65	—	84
Total consolidated net revenues	$944	$423	$540	$65	$(18)	$1,954

Change in deferred revenues:
Digital online channels (1)	$(130)	$(14)	$(4)	$—	$—	$(148)
Retail channels	(41)	2	—	—	—	(39)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(171)	$(12)	$(4)	$—	$—	$(187)

Segment net revenues:
Digital online channels (1)	$696	$391	$536	$—	$(18)	$1,605
Retail channels	69	9	—	—	—	78
Other (2)	8	11	—	65	—	84
Total segment net revenues	$773	$411	$536	$65	$(18)	$1,767

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$179	$335	$502	$—	$(2)	$1,014
Retail channels	73	20	—	—	—	93
Other (2)	—	62	—	113	—	175
Total consolidated net revenues	$252	$417	$502	$113	$(2)	$1,282

Change in deferred revenues:
Digital online channels (1)	$(16)	$(21)	$(2)	$—	$—	$(39)
Retail channels	(27)	(2)	—	—	—	(29)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(43)	$(23)	$(2)	$—	$—	$(68)

Segment net revenues:
Digital online channels (1)	$163	$314	$500	$—	$(2)	$975
Retail channels	46	18	—	—	—	64
Other (2)	—	62	—	113	—	175
Total segment net revenues	$209	$394	$500	$113	$(2)	$1,214

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the nine months ended September 30, 2020 and 2019, were as follows (amounts in millions):

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,054	$1,203	$1,587	$—	$(62)	$4,782
Retail channels	485	23	1	—	—	509
Other (2)	55	87	—	241	—	383
Total consolidated net revenues	$2,594	$1,313	$1,588	$241	$(62)	$5,674

Change in deferred revenues:
Digital online channels (1)	$(16)	$16	$(1)	$—	$—	$(1)
Retail channels	(293)	(2)	—	—	—	(295)
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(309)	$13	$(1)	$(9)	$—	$(306)

Segment net revenues:
Digital online channels (1)	$2,038	$1,219	$1,586	$—	$(62)	$4,781
Retail channels	192	21	1	—	—	214
Other (2)	55	86	—	232	—	373
Total segment net revenues	$2,285	$1,326	$1,587	$232	$(62)	$5,368

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$894	$1,081	$1,527	$—	$(9)	$3,493
Retail channels	548	51	—	—	—	599
Other (2)	—	157	—	254	—	411
Total consolidated net revenues	$1,442	$1,289	$1,527	$254	$(9)	$4,503

Change in deferred revenues:
Digital online channels (1)	$(285)	$(159)	$—	$—	$—	$(444)
Retail channels	(363)	(10)	—	—	—	(373)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(648)	$(167)	$—	$(9)	$—	$(824)

Segment net revenues:
Digital online channels (1)	$609	$922	$1,527	$—	$(9)	$3,049
Retail channels	185	41	—	—	—	226
Other (2)	—	159	—	245	—	404
Total segment net revenues	$794	$1,122	$1,527	$245	$(9)	$3,679

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$595	$192	$350	$—	$(10)	$1,127
EMEA (1)	263	131	136	65	(6)	589
Asia Pacific	86	100	54	—	(2)	238
Total consolidated net revenues	$944	$423	$540	$65	$(18)	$1,954

Change in deferred revenues:
Americas	$(77)	$(4)	$(4)	$—	$(1)	$(86)
EMEA (1)	(68)	(8)	—	—	1	(75)
Asia Pacific	(26)	—	—	—	—	(26)
Total change in deferred revenues	$(171)	$(12)	$(4)	$—	$—	$(187)

Segment net revenues:
Americas	$518	$188	$346	$—	$(11)	$1,041
EMEA (1)	195	123	136	65	(5)	514
Asia Pacific	60	100	54	—	(2)	212
Total segment net revenues	$773	$411	$536	$65	$(18)	$1,767

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$141	$204	$311	$—	$(1)	$655
EMEA (1)	79	124	137	113	(1)	452
Asia Pacific	32	89	54	—	—	175
Total consolidated net revenues	$252	$417	$502	$113	$(2)	$1,282

Change in deferred revenues:
Americas	$(20)	$(11)	$(2)	$—	$—	$(33)
EMEA (1)	(16)	(10)	—	—	—	(26)
Asia Pacific	(7)	(2)	—	—	—	(9)
Total change in deferred revenues	$(43)	$(23)	$(2)	$—	$—	$(68)

Segment net revenues:
Americas	$121	$193	$309	$—	$(1)	$622
EMEA (1)	63	114	137	113	(1)	426
Asia Pacific	25	87	54	—	—	166
Total segment net revenues	$209	$394	$500	$113	$(2)	$1,214

Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2020 and 2019, were as follows (amounts in millions):

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,615	$580	$1,024	$—	$(31)	$3,188
EMEA (1)	750	393	407	241	(21)	1,770
Asia Pacific	229	340	157	—	(10)	716
Total consolidated net revenues	$2,594	$1,313	$1,588	$241	$(62)	$5,674

Change in deferred revenues:
Americas	$(124)	$18	$—	$—	$—	$(106)
EMEA (1)	(146)	(3)	(1)	(9)	—	(159)
Asia Pacific	(39)	(2)	—	—	—	(41)
Total change in deferred revenues	$(309)	$13	$(1)	$(9)	$—	$(306)

Segment net revenues:
Americas	$1,491	$598	$1,024	$—	$(31)	$3,082
EMEA (1)	604	390	406	232	(21)	1,611
Asia Pacific	190	338	157	—	(10)	675
Total segment net revenues	$2,285	$1,326	$1,587	$232	$(62)	$5,368

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$852	$613	$946	$—	$(5)	$2,406
EMEA (1)	457	400	417	254	(3)	1,525
Asia Pacific	133	276	164	—	(1)	572
Total consolidated net revenues	$1,442	$1,289	$1,527	$254	$(9)	$4,503

Change in deferred revenues:
Americas	$(390)	$(80)	$1	$—	$—	$(469)
EMEA (1)	(205)	(71)	—	(9)	—	(285)
Asia Pacific	(53)	(16)	(1)	—	—	(70)
Total change in deferred revenues	$(648)	$(167)	$—	$(9)	$—	$(824)

Segment net revenues:
Americas	$462	$533	$947	$—	$(5)	$1,937
EMEA (1)	252	329	417	245	(3)	1,240
Asia Pacific	80	260	163	—	(1)	502
Total segment net revenues	$794	$1,122	$1,527	$245	$(9)	$3,679

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 50% and 46% of consolidated net revenues for the three months ended September 30, 2020 and 2019, respectively. The Company’s net revenues in the United Kingdom (the “U.K.”) were 9% and 13% of consolidated net revenues for the three months ended September 30, 2020 and 2019, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended September 30, 2020 or 2019.

The Company’s net revenues in the U.S. were 50% and 48% of consolidated net revenues for the nine months ended September 30, 2020 and 2019, respectively. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the nine months ended September 30, 2020 and 2019. No other country’s net revenues exceeded 10% of consolidated net revenues for either the nine months ended September 30, 2020 or 2019.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2020 and 2019, were as follows (amounts in millions):

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$664	$31	$—	$—	$—	$695
PC	152	357	23	—	(18)	514
Mobile and ancillary (1)	120	24	517	—	—	661
Other (2)	8	11	—	65	—	84
Total consolidated net revenues	$944	$423	$540	$65	$(18)	$1,954

Change in deferred revenues:
Console	$(125)	$(4)	$—	$—	$—	$(129)
PC	(35)	(9)	(1)	—	—	(45)
Mobile and ancillary (1)	(11)	1	(3)	—	—	(13)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(171)	$(12)	$(4)	$—	$—	$(187)

Segment net revenues:
Console	$539	$27	$—	$—	$—	$566
PC	117	348	22	—	(18)	469
Mobile and ancillary (1)	109	25	514	—	—	648
Other (2)	8	11	—	65	—	84
Total segment net revenues	$773	$411	$536	$65	$(18)	$1,767

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$214	$27	$—	$—	$—	$241
PC	29	286	28	—	(2)	341
Mobile and ancillary (1)	9	42	474	—	—	525
Other (2)	—	62	—	113	—	175
Total consolidated net revenues	$252	$417	$502	$113	$(2)	$1,282

Change in deferred revenues:
Console	$(36)	$(9)	$—	$—	$—	$(45)
PC	(7)	(14)	—	—	—	(21)
Mobile and ancillary (1)	—	—	(2)	—	—	(2)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(43)	$(23)	$(2)	$—	$—	$(68)

Segment net revenues:
Console	$178	$18	$—	$—	$—	$196
PC	22	272	28	—	(2)	320
Mobile and ancillary (1)	9	42	472	—	—	523
Other (2)	—	62	—	113	—	175
Total segment net revenues	$209	$394	$500	$113	$(2)	$1,214

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2020 and 2019, were as follows (amounts in millions):

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,855	$89	$—	$—	$—	$1,944
PC	423	1,060	73	—	(62)	1,494
Mobile and ancillary (1)	261	77	1,515	—	—	1,853
Other (2)	55	87	—	241	—	383
Total consolidated net revenues	$2,594	$1,313	$1,588	$241	$(62)	$5,674

Change in deferred revenues:
Console	$(295)	$(6)	$—	$—	$—	$(301)
PC	(50)	24	(1)	—	—	(27)
Mobile and ancillary (1)	36	(4)	—	—	—	32
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(309)	$13	$(1)	$(9)	$—	$(306)

Segment net revenues:
Console	$1,560	$83	$—	$—	$—	$1,643
PC	373	1,084	72	—	(62)	1,467
Mobile and ancillary (1)	297	73	1,515	—	—	1,885
Other (2)	55	86	—	232	—	373
Total segment net revenues	$2,285	$1,326	$1,587	$232	$(62)	$5,368

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,222	$102	$—	$—	$—	$1,324
PC	204	909	92	—	(9)	1,196
Mobile and ancillary (1)	16	121	1,435	—	—	1,572
Other (2)	—	157	—	254	—	411
Total consolidated net revenues	$1,442	$1,289	$1,527	$254	$(9)	$4,503

Change in deferred revenues:
Console	$(563)	$(26)	$—	$—	$—	$(589)
PC	(84)	(133)	(1)	—	—	(218)
Mobile and ancillary (1)	(1)	(10)	1	—	—	(10)
Other (2)	—	2	—	(9)	—	(7)
Total change in deferred revenues	$(648)	$(167)	$—	$(9)	$—	$(824)

Segment net revenues:
Console	$659	$76	$—	$—	$—	$735
PC	120	776	91	—	(9)	978
Mobile and ancillary (1)	15	111	1,436	—	—	1,562
Other (2)	—	159	—	245	—	404
Total segment net revenues	$794	$1,122	$1,527	$245	$(9)	$3,679

(1)    Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)    Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)    Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At September 30, 2020	At December 31, 2019
Long-lived assets (1) by geographic region:
Americas	$269	$322
EMEA	174	142
Asia Pacific	16	21
Total long-lived assets by geographic region	$459	$485

(1)    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets, and our lease right-of-use assets; all other long-term assets are not allocated by location.

11.    Restructuring

During 2019, we began implementing a restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity from certain parts of our business. We have been:

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

The restructuring actions remain in progress as we continue to focus on these goals and execute against our plan.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee-related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2019	$32	$—	$3	$35
Costs charged to expense	23	—	—	23
Cash payments	(6)	—	(2)	(8)
Balance at March 31, 2020	$49	$—	$1	$50
Costs charged to expense	3	—	1	4
Cash payments	(3)	—	(2)	(5)
Balance at June 30, 2020	$49	$—	$—	$49
Costs charged to expense	6	3	—	9
Cash payments	(7)	—	—	(7)
Non-cash charge adjustment (1)	—	(3)	—	(3)
Balance at September 30, 2020	$48	$—	$—	$48

Cumulative charges incurred through September 30, 2020	$108	$32	$33	$173

(1) Adjustments relate to non-cash charges included in “Costs charged to expense” for the write-down of assets for our lease facilities that were vacated.

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Activision	$1	$1	$5	$12
Blizzard	7	12	30	52
King	1	4	(1)	17
Other segments (1)	—	7	2	23
Total	$9	$24	$36	$104

(1)     Includes charges related to operating segments managed outside the reportable segments, including our Distribution business. Also includes restructuring charges for our corporate and administrative functions.

During the nine months ended September 30, 2020 we incurred additional restructuring charges that are not included in the restructuring plan discussed above. Such amounts were not material.

As of September 30, 2020, we had board approval to incur up to $190 million of pre-tax charges under our restructuring plan. These charges were expected to relate to severance and employee-related costs (approximately 60% of the aggregate charge), including, in many cases, amounts above those that are legally required, facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring related fees and the write-down of assets. A majority of these charges were expected be paid in cash and such outlays were largely expected to be completed by the end of 2021.

The total charges incurred through September 30, 2020 and total expected pre-tax restructuring charges related to the $190 million restructuring plan, by segment, inclusive of amounts already incurred, are presented below (amounts in millions):

	Total Charges Incurred Through September 30, 2020	Total Charges Expected as of September 30, 2020
Activision	$24	$25
Blizzard	103	105
King	19	20
Other segments (1)	27	40
Total	$173	$190

(1)     Includes charges related to operating segments managed outside the reportable segments, including our Distribution business. Also includes restructuring charges for our corporate and administrative functions.

On October 27, 2020, our Board of Directors approved an expansion to the scope of certain actions within our restructuring plan that are aimed at integrating our global and regional functions to allow continued focus on investing in our largest, internally-owned franchises and to provide us with the ability to better leverage our scale across the organization. As a result, subsequent to the end of the third quarter, we now expect to incur total aggregate pre-tax restructuring charges of approximately $310 million associated with the restructuring plan, of which the remaining charges that have not yet been incurred are expected to largely be incurred within the next 12 months. The charges associated with the restructuring plan are expected to relate to severance and employee-related costs (approximately 60% of the aggregate charge), facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring related fees and the write-down of assets. A substantial majority (approximately 70%) of the total pre-tax charge associated with the restructuring is expected to be paid in cash using amounts on hand, and such cash outlays are largely expected to be completed by the end of 2021.

12.     Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$(1)	$(20)	$(20)	$(61)
Interest expense from debt and amortization of debt discount and deferred financing costs	27	23	72	68
Unrealized gain on equity investment	(3)	—	(3)	(38)
Other expense (income), net	2	(5)	6	(2)
Interest and other expense (income), net	$25	$(2)	$55	$(33)

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

The income tax expense of $118 million for the three months ended September 30, 2020, reflects an effective tax rate of 16%, which is lower than the effective tax rate of 18% for the three months ended September 30, 2019. This decrease is primarily due to discrete tax benefits recognized in the current quarter for the remeasurement of deferred tax assets, partially offset by an increase in taxes on foreign earnings.

The income tax expense of $365 million for the nine months ended September 30, 2020, reflects, an effective tax rate of 18%, which is comparable to effective tax rate of 18% for the nine months ended September 30, 2019. Discrete tax benefits recognized in the current year for the remeasurement of deferred tax assets were offset by an increase in taxes on foreign earnings.

The effective tax rates of 16% and 18% for the three and nine months ended September 30, 2020, are lower than the U.S. statutory rate of 21% primarily due to discrete tax benefits recognized for the remeasurement of deferred tax assets and the recognition of excess tax benefits from share-based payments.

During the quarter ended September 30, 2020, the U.S. Treasury Department issued tax regulations under various provisions of the 2017 Tax Cuts and Jobs Act, including the global intangible low-taxed income high tax exclusion. While these regulations did not result in a material impact to our financial statements in the current quarter, we will continue to assess their impact on future periods.

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

In December 2018, we received a decision from the Swedish Tax Agency (“STA”) informing us of an audit assessment of a Swedish subsidiary of King for the 2016 tax year (“Initial Decision”). The Initial Decision described the basis for issuing a transfer pricing assessment of approximately 3.5kr billion (approximately $386 million), primarily concerning an alleged intercompany asset transfer. On June 17, 2019, we received a reassessment from the STA (the “Reassessment”) which changed the Initial Decision based on a revision of the transfer pricing approach reflected in King’s 2016 Swedish tax return and removal of the alleged intercompany asset transfer that was the basis of the Initial Decision. The STA also, at the same time, reassessed the 2017 tax year on the same transfer pricing basis as 2016. The transfer pricing approach reflected in the Reassessment for both 2016 and 2017 remains subject to further review by taxing authorities in other jurisdictions. In July 2019, the Company made a payment to the STA for the Reassessment for the 2016 and 2017 tax years, which did not result in a significant impact to our condensed consolidated financial statements.

In December 2017, we received a Notice of Reassessment from the French Tax Authority (“FTA”) related to transfer pricing for intercompany transactions involving one of our French subsidiaries for the 2011 through 2013 tax years. The total assessment, including penalties and interest, was approximately €571 million (approximately $666 million). In December 2019, the Company reached a settlement with the FTA for the 2011 through 2018 tax years, resulting in the recognition of $54 million of tax expense in the period ended December 31, 2019, and a tax payment of €161 million (approximately $188 million), including interest and penalties, in January 2020.

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

14.    Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Consolidated net income	$604	$204	$1,688	$978
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	772	767	771	766
Effect of potential dilutive common shares under the treasury stock method—employee stock options and awards	7	4	6	4
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	779	771	777	770

Basic earnings per common share	$0.78	$0.27	$2.19	$1.28
Diluted earnings per common share	$0.78	$0.26	$2.17	$1.27

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units and options with performance measures not yet met	3	4	2	3
Anti-dilutive employee stock options	—	6	1	6

15.    Capital Transactions

Repurchase Program

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019, until the earlier of February 13, 2021, and a determination by the Board of Directors to discontinue the repurchase program. As of September 30, 2020, we have not repurchased any shares under this program.

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

Activision’s key product franchise is Call of Duty®, a first-person action title for the console, PC, and mobile platforms.

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

The full extent of the impact of the COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price will depend on numerous evolving factors that we are not able to fully predict at this time. However, we believe that given our strong balance sheet, with cash and cash equivalents and short-term investments of $7.6 billion as of September 30, 2020, and the fact that our business has increasingly shifted to digital channels, we have substantial flexibility as we navigate through the uncertain environment and near-term implications of the COVID-19 pandemic.

During the COVID-19 pandemic, our business has experienced an increase in demand for certain of our products and services as a result of the stay-at-home orders enacted in various regions as players have more time to engage with our games. These trends contributed to strong full game and in-game content sales for Call of Duty: Modern Warfare®, which also benefited from the launch of Call of Duty: WarzoneTM in March. In addition, we saw further demand for World of Warcraft, including its in-game content, which also continued to benefit from the release of World of Warcraft Classic in August 2019. Beginning in the month of March, our business also experienced an increase in monthly active users for certain franchises. We have, however, seen a moderation in these trends since the stay-at-home orders were originally enacted earlier in the year.

As a result of the COVID-19 pandemic and stay-at-home orders enacted in various regions, both the Overwatch League and the Call of Duty League pivoted all matches from their originally planned local homestand formats to online play and remote production for the remainder of the regular and postseason in order to keep players and fans safe while still delivering premium esports content to a global audience. Additionally, to support our Overwatch League and Call of Duty League team owners and ecosystems amid a challenging environment, which includes losing the ability to have live fan-attended home venue events, we have taken certain actions to support their short-term cash flow needs, adjusted our league operations to reduce operating costs and improve franchise terms, and made certain investments which have impacted our operating results in the third quarter of 2020. This impact was primarily in the Blizzard segment.

The sustainability of these trends and long-term implications to our business is dependent on future developments, including the duration of the COVID-19 pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See Item 1A “Risk Factors” within Part II of this Quarterly Report on Form 10-Q for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

In an effort to protect the health and safety of our employees, the majority of our workforce is currently working from home and we have placed restrictions on non-essential business travel. We have implemented business continuity plans and have increased support and resources to enable our employees to work remotely and, thus far, our business has been able to operate with minimal disruption to our game titles’ published release dates. The global COVID-19 pandemic remains a rapidly evolving situation. We will continue to actively monitor the developments of the COVID-19 pandemic and may take further actions that could alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and shareholders. It is not clear what effects any such potential actions may have on our business, including the effects on our employees, players and consumers, customers, partners, game development and content pipelines, or on our reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

Business Results and Highlights

Financial Results

For the three months ended September 30, 2020:

•consolidated net revenues increased 52% to $1.95 billion, while consolidated operating income increased 215% to $778 million, as compared to consolidated net revenues of $1.28 billion and consolidated operating income of $247 million for the three months ended September 30, 2019;

•revenues from digital online channels were $1.75 billion, or 90% of consolidated net revenues, as compared to $1.01 billion, or 79% of consolidated net revenues, for the three months ended September 30, 2019;

•operating margin was 39.8%, which includes $9 million in restructuring and related costs, as compared to 19.3%, for the three months ended September 30, 2019, which included $28 million in restructuring and related costs;

•consolidated net income increased 196% to $604 million, as compared to $204 million for the three months ended September 30, 2019; and

•diluted earnings per common share increased 200% to $0.78, as compared to $0.26 for the three months ended September 30, 2019.

For the nine months ended September 30, 2020:

•consolidated net revenues increased 26% to $5.67 billion, while consolidated operating income increased 86% to $2.14 billion, as compared to consolidated net revenues of $4.50 billion and consolidated operating income of $1.15 billion for the nine months ended September 30, 2019;

•revenues from digital online channels were $4.78 billion, or 84% of consolidated net revenues, as compared to $3.49 billion, or 78% of consolidated net revenues, for the nine months ended September 30, 2019;

•operating margin was 37.7%, which includes $39 million in restructuring and related costs, as compared to 25.6%, for the nine months ended September 30, 2019, which included $108 million in restructuring and related costs;

•consolidated net income increased 73% to $1.69 billion, as compared to $978 million for the nine months ended September 30, 2019;

•diluted earnings per common share increased 71% to $2.17, as compared to $1.27 for the nine months ended September 30, 2019; and

•cash flows from operating activities were $1.11 billion, an increase of 22%, as compared to $913 million for the nine months ended September 30, 2019.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended September 30, 2020, include a net effect of $187 million and $150 million, respectively, from the recognition of deferred net revenues and related cost of revenues. Net revenues and operating income for the nine months ended September 30, 2020, include a net effect of $306 million and $169 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Additionally, for the three months ended September 30, 2020 and 2019, 12% and 14%, respectively, of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were the remaining 88% and 86%, respectively, of total net revenues. For the nine months ended September 30, 2020 and 2019, 12% and 13%, respectively, of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were the remaining 88% and 87%, respectively, of total net revenues. Revenues recognized at a “point-in-time” are primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business. “Over-time and other revenues” are primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

Content Release and Event Highlights

Games and other major content releases during the three months ended September 30, 2020, include Activision’s Tony Hawk’sTM Pro SkaterTM 1 and 2, a remaster of the first two titles in the Tony Hawk video game franchise.

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net bookings	$1,767	$1,214	$553	$5,368	$3,679	$1,689
In-game net bookings	$1,200	$709	$491	$3,529	$2,281	$1,248

Net bookings

Q3 2020 vs. Q3 2019

The increase in net bookings for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to:

•a $564 million increase in Activision net bookings driven by higher net bookings from (1) Call of Duty: Modern Warfare (which was released in October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone, which was released in March 2020), as compared to Call of Duty: Black Ops 4, which was released in October 2018, (2) Call of Duty: Mobile, which was released in October 2019, and (3) Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020; and

•a $17 million increase in Blizzard net bookings driven by higher net bookings from World of Warcraft, primarily from higher in-game and subscription net bookings, partially offset by lower net bookings from the Overwatch League.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net bookings for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to:

•a $1.49 billion increase in Activision net bookings, driven by higher net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, (2) Call of Duty: Mobile, and (3) the Call of Duty franchise catalog titles, partially offset by lower net bookings from SekiroTM: Shadows Die Twice, which was released in March 2019; and

•a $204 million increase in Blizzard net bookings, driven by higher net bookings from World of Warcraft, primarily from higher subscription and in-game net bookings.

In-game net bookings

Q3 2020 vs. Q3 2019

The increase in in-game net bookings for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to:

•a $432 million increase in Activision in-game net bookings, driven by higher in-game net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4 and (2) Call of Duty: Mobile; and

•a $40 million increase in Blizzard in-game net bookings, driven by World of Warcraft.

YTD Q3 2020 vs. YTD Q3 2019

The increase in in-game net bookings for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a $1.15 billion increase in Activision in-game net bookings and an $88 million increase in Blizzard in-game net bookings, driven by the same factors as noted for the three-month period above.

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

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Activision	111	125	102	128	36
Blizzard	30	32	32	32	33
King	249	271	273	249	247
Total	390	428	407	409	316

Average MAUs decreased by 38 million, or 9%, for the three months ended September 30, 2020, as compared to the three months ended June 30, 2020, primarily due to:

•a decrease in average MAUs for King, driven by a decrease in average MAUs for the Candy Crush franchise; and

•a decrease in average MAUs for Activision, driven by a decrease in average MAUs for Call of Duty: Modern Warfare, which was released in October 2019.

Average MAUs increased by 74 million, or 23%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to:

•an increase in Activision’s average MAUs, driven by an increase in average MAUs for Call of Duty: Mobile, which launched in October 2019, and Call of Duty: Modern Warfare, which benefited from the launch of Call of Duty: Warzone in March 2020; and

•a slight increase in King’s average MAUs driven by an increase in average MAUs for the Candy Crush franchise, partially offset by decreases in various other franchises.

Management’s Overview of Business Trends

Interactive Entertainment and Mobile Gaming Growth
Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate the total industry grew, on average, 13% annually from 2016 to 2019. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions gain access to this form of entertainment.
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

In addition to investing in, and developing sequels and content for, our top franchises, with the aim of releasing content more frequently, we are continually exploring additional ways to expand those franchises, such as our March 2020 release of Activision’s Call of Duty: Warzone, a free-to-play experience from the world of Call of Duty: Modern Warfare for the console and PC platforms. We also have been focusing on expanding our franchises to the mobile platform, as demonstrated by the release of Call of Duty: Mobile in the fourth quarter of 2019, as well as our plans for Diablo ImmortalTM and recently announced Crash Bandicoot: On the Run!™, which are both currently in development.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Net revenues
Product sales	$408	21%	$260	20%	$1,484	26%	$1,276	28%
Subscription, licensing, and other revenues	1,546	79	1,022	80	4,190	74	3,227	72
Total net revenues	1,954	100	1,282	100	5,674	100	4,503	100

Costs and expenses
Cost of revenues—product sales:
Product costs	101	25	137	53	357	24	388	30
Software royalties, amortization, and intellectual property licenses	37	9	9	3	152	10	171	13
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	290	19	246	24	819	20	714	22
Software royalties, amortization, and intellectual property licenses	41	3	50	5	115	3	164	5
Product development	274	14	210	16	802	14	702	16
Sales and marketing	238	12	182	14	722	13	580	13
General and administrative	186	10	177	14	529	9	527	12
Restructuring and related costs	9	—	24	2	39	1	104	2
Total costs and expenses	1,176	60	1,035	81	3,535	62	3,350	74

Operating income	778	40	247	19	2,139	38	1,153	26
Interest and other expense (income), net	25	1	(2)	—	55	1	(33)	(1)
Loss on extinguishment of debt (1)	31	2	—	—	31	1	—	—
Income before income tax expense	722	37	249	19	2,053	36	1,186	26
Income tax expense	118	6	45	4	365	6	208	5
Net income	$604	31%	$204	16%	$1,688	30%	$978	22%

(1)    Represents the loss on extinguishment of debt we recognized in connection with our debt financing activities during the three months ended September 30, 2020. Refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Consolidated Net Revenues

The key drivers of changes in our consolidated net revenues, operating segment results, consolidated results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues, in-game net revenues, and increase (decrease) in deferred net revenues recognized (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Consolidated net revenues	$1,954	$1,282	$672	52%	$5,674	$4,503	$1,171	26%
Net effect from recognition (deferral) of deferred net revenues	187	68	119		306	824	(518)

In-game net revenues (1)	1,283	734	549	75%	3,331	2,479	852	34%

(1)    In-game net revenues primarily includes the net amount of revenue recognized for downloadable content and microtransactions during the period.

Consolidated Net Revenues

Q3 2020 vs. Q3 2019

The increase in consolidated net revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily driven by an increase in revenues of $752 million due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020;

•World of Warcraft, primarily from higher revenues associated with in-game content and subscriptions; and

•the Call of Duty franchise catalog titles.

This increase was partially offset by a net decrease of $80 million, driven by various other franchises and titles.

YTD Q3 2020 vs. YTD Q3 2019

The increase in consolidated net revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily driven by an increase in revenues of $1.23 billion due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile;

•World of Warcraft, primarily from higher subscription revenues; and

•Tony Hawk’s Pro Skater 1 and 2.

This increase was partially offset by a decrease in revenues of $102 million due to lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019.

The remaining net increase of $44 million was driven by various other franchises and titles.

Change in Deferred Revenues Recognized

Q3 2020 vs. Q3 2019

The increase in net deferred revenues recognized for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was driven by an increase of $128 million in net deferred revenues recognized from Activision, primarily due to higher net deferred revenues recognized from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

YTD Q3 2020 vs. YTD Q3 2019

The decrease in net deferred revenues recognized for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was driven by (1) a decrease of $339 million in net deferred revenues recognized from Activision, primarily due to lower net deferred revenues recognized from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, and (2) a decrease of $180 million in net deferred revenues recognized from Blizzard, primarily due to lower net deferred revenues recognized from World of Warcraft, as the prior year included the recognition of deferred revenues from the August 2018 release of World of Warcraft: Battle for Azeroth®, with no comparable recognition of deferred revenues in the current period given the lack of a comparable release in 2019.

In-game Net Revenues

Q3 2020 vs. Q3 2019

The increase in in-game net revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily driven by an increase in in-game net revenues of $528 million due to higher in-game revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•World of Warcraft; and

•the Call of Duty franchise catalog titles.

The remaining net increase of $21 million was driven by various other franchises and titles.

YTD Q3 2020 vs. YTD Q3 2019

The increase in in-game net revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily driven by an increase in in-game net revenues of $843 million due to higher in-game revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile.

The remaining net increase of $9 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $37 million and $9 million on our consolidated net revenues for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on reportable segment net revenues and operating income for the three and nine months ended September 30, 2020 and 2019, are presented below (amounts in millions):

	Three Months Ended September 30, 2020				$ Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$773	$393	$536	$1,702	$564	$1	$36	$601
Intersegment net revenues (1)	—	18	—	18	—	16	—	16
Segment net revenues	$773	$411	$536	$1,720	$564	$17	$36	$617

Segment operating income	$345	$133	$248	$726	$319	$59	$54	$432

	Three Months Ended September 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$209	$392	$500	$1,101
Intersegment net revenues (1)	—	2	—	2
Segment net revenues	$209	$394	$500	$1,103

Segment operating income	$26	$74	$194	$294

	Nine Months Ended September 30, 2020				Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$2,285	$1,264	$1,587	$5,136	$1,491	$151	$60	$1,702
Intersegment net revenues (1)	—	62	—	62	—	53	—	53
Segment net revenues	$2,285	$1,326	$1,587	$5,198	$1,491	$204	$60	$1,755

Segment operating income	$1,088	$533	$615	$2,236	$935	$329	$72	$1,336

	Nine Months Ended September 30, 2019
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$794	$1,113	$1,527	$3,434
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$794	$1,122	$1,527	$3,443

Segment operating income	$153	$204	$543	$900

(1)    Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$1,720	$1,103	$5,198	$3,443
Revenues from non-reportable segments (1)	65	113	232	245
Net effect from recognition (deferral) of deferred net revenues (2)	187	68	306	824
Elimination of intersegment revenues (3)	(18)	(2)	(62)	(9)
Consolidated net revenues	$1,954	$1,282	$5,674	$4,503

Reconciliation to consolidated income before income tax expense:
Segment operating income	$726	$294	$2,236	$900
Operating income (loss) from non-reportable segments (1)	(20)	5	(27)	10
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	150	53	169	629
Share-based compensation expense	(53)	(27)	(138)	(127)
Amortization of intangible assets	(16)	(50)	(62)	(151)
Restructuring and related costs (4)	(9)	(28)	(39)	(108)
Consolidated operating income	778	247	2,139	1,153
Interest and other expense (income), net	25	(2)	55	(33)
Loss on extinguishment of debt	31	—	31	—
Consolidated income before income tax expense	$722	$249	$2,053	$1,186
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

Segment Net Revenues

Activision

Q3 2020 vs. Q3 2019

The increase in Activision’s segment net revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020; and

•the Call of Duty franchise catalog titles.

The increase was partially offset by lower revenues from CrashTM Team Racing Nitro-Fueled, which was released in June 2019.

YTD Q3 2020 vs. YTD Q3 2019

The increase in Activision’s segment net revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile;

•the Call of Duty franchise catalog titles;

•Tony Hawk’s Pro Skater 1 and 2;

•the Call of Duty League, which began its first season in January 2020; and

•Call of Duty: Modern Warfare 2 Campaign Remastered, which was first released on March 31, 2020.

The increase was partially offset by lower revenues from:

•Sekiro: Shadows Die Twice, which was released in March 2019;

•Crash Team Racing Nitro-Fueled; and

•the Destiny franchise (reflecting our sale of the publishing rights for Destiny to Bungie in December 2018).

Blizzard

Q3 2020 vs. Q3 2019

The increase in Blizzard’s segment net revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from World of Warcraft, primarily from higher revenues associated with in-game content and subscriptions, partially offset by lower revenues from the Overwatch League.

YTD Q3 2020 vs. YTD Q3 2019

The increase in Blizzard’s segment net revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to the same factors as noted for the three-month period above.

King

Q3 2020 vs. Q3 2019

The increase in King’s segment net revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from player purchases and advertising in the Candy Crush franchise.

YTD Q3 2020 vs. YTD Q3 2019

The increase in King’s segment net revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher advertising revenues in the Candy Crush franchise.

Segment Income from Operations

Activision

Q3 2020 vs. Q3 2019

The increase in Activision’s segment operating income for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher segment net revenues.

This increase was partially offset by:

•higher cost of revenues and marketing costs for Call of Duty: Mobile;

•higher product development costs driven by higher personnel bonuses as a result of strong business performance;

•higher cost of revenues and marketing costs for Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•cost of revenues and marketing costs associated with the release of Tony Hawk’s Pro Skater 1 and 2 in the current quarter.

YTD Q3 2020 vs. YTD Q3 2019

The increase in Activision’s segment operating income for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher segment net revenues.

This increase was partially offset by:

•higher cost of revenues and marketing costs for Call of Duty: Mobile;

•higher product development costs driven by higher personnel bonuses as a result of strong business performance; and

•higher cost of revenues and marketing costs for Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

Blizzard

Q3 2020 vs. Q3 2019

The increase in Blizzard’s segment operating income for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher segment net revenues and lower esport production and marketing costs, partially offset by costs associated with the Overwatch League to support team owners during the COVID-19 pandemic.

YTD Q3 2020 vs. YTD Q3 2019

The increase in Blizzard’s segment operating income for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to:

•higher segment net revenues;

•lower product development costs, despite an increase in personnel costs, driven by higher capitalization of software development costs from the timing of game development cycles; and

•lower general and administrative costs.

King

Q3 2020 vs. Q3 2019

The increase in King’s segment operating income for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to:

•higher segment net revenues; and

•lower general and administrative costs.

YTD Q3 2020 vs. YTD Q3 2019

The increase in King’s segment operating income for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to:

•higher segment net revenues; and

•lower general and administrative costs.

This increase was partially offset by higher sales and marketing costs for the Candy Crush franchise.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $28 million and a negative impact of $13 million on reportable segment net revenues for the three and nine months ended September 30, 2020, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,753	$1,014	$739	$4,782	$3,493	$1,289
Retail channels	117	93	24	509	599	(90)
Other (2)	84	175	(91)	383	411	(28)
Total consolidated net revenues	$1,954	$1,282	$672	$5,674	$4,503	$1,171

(1)     Net revenues from “Digital online channels” include revenues from digitally-distributed subscriptions, downloadable content, microtransactions, and products, as well as licensing royalties.

(2)     Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

Q3 2020 vs. Q3 2019

The increase in net revenues from digital online channels for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019; and

•World of Warcraft, primarily from higher revenues associated with in-game content and subscriptions.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net revenues from digital online channels for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile; and

•World of Warcraft, primarily from higher subscription revenues.

Retail Channel Net Revenues

Q3 2020 vs. Q3 2019

The increase in net revenues from retail channels for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020; and

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

YTD Q3 2020 vs. YTD Q3 2019

The decrease in net revenues from retail channels for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019, partially offset by higher revenues from Tony Hawk’s Pro Skater 1 and 2.

Net Revenues by Geographic Region

The following table details our consolidated net revenues by geographic region (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net revenues by geographic region:
Americas	$1,127	$655	$472	$3,188	$2,406	$782
EMEA (1)	589	452	137	1,770	1,525	245
Asia Pacific	238	175	63	716	572	144
Consolidated net revenues	$1,954	$1,282	$672	$5,674	$4,503	$1,171

(1)     “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

Americas

Q3 2020 vs. Q3 2019

The increase in net revenues in the Americas region for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020; and

•the Call of Duty franchise catalog titles.

The increase was partially offset by lower revenues from our professional esport leagues.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net revenues in the Americas region for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile.

EMEA

Q3 2020 vs. Q3 2019

The increase in net revenues in the EMEA region for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile.

The increase was partially offset by lower revenues from our Distribution business.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net revenues in the EMEA region for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher revenues from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

Asia Pacific

Q3 2020 vs. Q3 2019

The increase in net revenues in the Asia Pacific region for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•World of Warcraft, primarily from higher revenues associated with subscriptions and in-game content; and

•Call of Duty: Mobile.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net revenues in the Asia Pacific region for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher revenues from:

•World of Warcraft, primarily from higher subscription revenues;

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net revenues by platform:
Console	$695	$241	$454	$1,944	$1,324	$620
PC	514	341	173	1,494	1,196	298
Mobile and ancillary (1)	661	525	136	1,853	1,572	281
Other (2)	84	175	(91)	383	411	(28)
Total consolidated net revenues	$1,954	$1,282	$672	$5,674	$4,503	$1,171

(1)    Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)    Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

Q3 2020 vs. Q3 2019

The increase in net revenues from the console platform for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020; and

•the Call of Duty franchise catalog titles.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net revenues from the console platform for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Tony Hawk’s Pro Skater 1 and 2.

The increase was partially offset by lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019.

PC

Q3 2020 vs. Q3 2019

The increase in net revenues from the PC platform for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•World of Warcraft, primarily from higher revenues associated with in-game content and subscriptions.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net revenues from the PC platform for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•World of Warcraft, primarily from higher subscription revenues.

Mobile and Ancillary

Q3 2020 vs. Q3 2019

The increase in net revenues from mobile and ancillary for the three months ended September 30, 2020, as compared to net revenues for the three months ended September 30, 2019, was primarily due to higher revenues from:

•Call of Duty: Mobile; and

•the Candy Crush franchise, driven by higher revenues from player purchases and advertising.

YTD Q3 2020 vs. YTD Q3 2019

The increase in net revenues from mobile and ancillary for the nine months ended September 30, 2020, as compared to net revenues for the nine months ended September 30, 2019, was primarily due to higher revenues from Call of Duty: Mobile.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended September 30, 2020	% of associated net revenues	Three Months Ended September 30, 2019	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$101	25%	$137	53%	$(36)
Software royalties, amortization, and intellectual property licenses	37	9	9	3	28
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	290	19	246	24	44
Software royalties, amortization, and intellectual property licenses	41	3	50	5	(9)
Total cost of revenues	$469	24%	$442	34%	$27

	Nine Months Ended September 30, 2020	% of associated net revenues	Nine Months Ended September 30, 2019	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$357	24%	$388	30%	$(31)
Software royalties, amortization, and intellectual property licenses	152	10	171	13	(19)
Cost of revenues—subscription, licensing, and other revenues:
Game operations and distribution costs	819	20	714	22	105
Software royalties, amortization, and intellectual property licenses	115	3	164	5	(49)
Total cost of revenues	$1,443	25%	$1,437	32%	$6

Cost of Revenues—Product Sales:

Q3 2020 vs. Q3 2019

The decrease in product costs for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to a $34 million decrease in product costs for our Distribution business as a result of lower revenues.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to a $25 million increase in software amortization and royalties from Activision, driven by amortization and royalties from Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020.

YTD Q3 2020 vs. YTD Q3 2019

The decrease in product costs for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a $19 million decrease in product costs from Sekiro: Shadows Die Twice, which was released in March 2019.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to:

•a $12 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from World of Warcraft, as the prior year included software amortization expense from the August 2018 release of World of Warcraft: Battle for Azeroth with no comparable amortization in the current year; and

•a $6 million decrease in software amortization and royalties from Activision, driven by lower software amortization and royalties from (1) Sekiro: Shadows Die Twice and (2) Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018, partially offset by software amortization and royalties from (1) Tony Hawk’s Pro Skater 1 and 2, and (2) Call of Duty: Modern Warfare 2 Campaign Remastered, which was first released on March 31, 2020.

Cost of Revenues—Subscription, Licensing, and Other Revenues:

Q3 2020 vs. Q3 2019

The increase in game operations and distribution costs for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to (1) an increase of $43 million in service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees, as a result of higher revenues, and (2) an increase of $14 million associated with our professional esports leagues.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to a decrease of $36 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $24 million, driven by Call of Duty: Mobile, which was released in October 2019.

YTD Q3 2020 vs. YTD Q3 2019

The increase in game operations and distribution costs for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a $93 million increase in service provider fees, such as digital storefront fees, payment processor fees, and server bandwidth fees, as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to subscription, licensing, and other revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a decrease of $92 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $39 million, driven by Call of Duty: Mobile.

Product Development (amounts in millions)

	September 30, 2020	% of consolidated net revenues	September 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$274	14%	$210	16%	$64
Nine Months Ended	$802	14%	$702	16%	$100

Q3 2020 vs. Q3 2019

The increase in product development costs for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to higher development costs of $92 million, driven by higher personnel bonuses as a result of strong business performance. The increase was partially offset by a $29 million increase in capitalization of development costs, driven by the timing of Blizzard’s game development cycles.

YTD Q3 2020 vs. YTD Q3 2019

The increase in product development costs for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to higher development costs of $219 million, driven by higher personnel bonuses as a result of strong business performance. The increase was partially offset by a $120 million increase in capitalization of development costs, driven by the timing of Blizzard’s game development cycles.

Sales and Marketing (amounts in millions)

	September 30, 2020	% of consolidated net revenues	September 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$238	12%	$182	14%	$56
Nine Months Ended	$722	13%	$580	13%	$142

Q3 2020 vs. Q3 2019

The increase in sales and marketing expenses for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to an increase of $49 million in marketing spending, driven by the Call of Duty franchise.

YTD Q3 2020 vs. YTD Q3 2019

The increase in sales and marketing expenses for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to an increase of $145 million in marketing spending, driven by the Call of Duty franchise and the Candy Crush franchise.

General and Administrative (amounts in millions)

	September 30, 2020	% of consolidated net revenues	September 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$186	10%	$177	14%	$9
Nine Months Ended	$529	9%	$527	12%	$2

Q3 2020 vs. Q3 2019

The increase in general and administrative expenses for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to an $18 million increase in personnel costs as a result of higher share-based compensation.

YTD Q3 2020 vs. YTD Q3 2019

General and administrative expenses for the nine months ended September 30, 2020, were comparable to expenses for the nine months ended September 30, 2019.

Restructuring and related costs (amounts in millions)

	September 30, 2020	% of consolidated net revenues	September 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$9	—%	$24	2%	$(15)
Nine Months Ended	$39	1%	$104	2%	$(65)

During 2019, we began implementing a restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. Since the roll out of the plan, we have been, and will continue, focusing on these goals as we continue to execute against our plan. The restructuring and related costs incurred during the three and nine months ended September 30, 2020, relate primarily to severance costs for actions under this plan being executed in 2020. Refer to Note 11 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	September 30, 2020	% of consolidated net revenues	September 30, 2019	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$25	1%	$(2)	—%	$27
Nine Months Ended	$55	1%	$(33)	(1)%	$88

Q3 2020 vs. Q3 2019

The increase in interest and other expense (income), net, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to a $19 million decrease in interest income due to lower returns on our investment portfolio as a result of interest rate cuts, reflecting actions by central banks around the world.

YTD Q3 2020 vs. YTD Q3 2019

The increase in interest and other expense (income), net, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 was primarily due to:

•a $41 million decrease in interest income driven by lower returns on our investment portfolio as a result of interest rate cuts, reflecting actions by central banks around the world; and

•a $38 million gain recognized in the prior-year period as a result of adjusting a cost-method equity investment to fair value, as compared to only a $3 million gain recorded in the current year.

As of September 30, 2020, based on the composition of our investment portfolio and recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

Income Tax Expense (amounts in millions)

	September 30, 2020	% of pretax income	September 30, 2019	% of pretax income	Increase (Decrease)
Three Months Ended	$118	16%	$45	18%	$73
Nine Months Ended	$365	18%	$208	18%	$157

The income tax expense of $118 million for the three months ended September 30, 2020 reflects an effective tax rate of 16%, which is lower than the effective tax rate of 18% for the three months ended September 30, 2019. This decrease is primarily due to discrete tax benefits recognized in the current quarter for the remeasurement of deferred tax assets, partially offset by an increase in taxes on foreign earnings.

The income tax expense of $365 million for the nine months ended September 30, 2020, reflects an effective tax rate of 18%, which is comparable to the effective tax rate of 18% for the nine months ended September 30, 2019. Discrete tax benefits recognized in the current year for the remeasurement of deferred tax assets were offset by an increase in taxes on foreign earnings.

The effective tax rates of 16% and 18% for the three and nine months ended September 30, 2020, are lower than the U.S. statutory rate of 21%, primarily due to discrete tax benefits recognized for the remeasurement of deferred tax assets and the recognition of excess tax benefits from share-based payments.

Further information about our income taxes is provided in Note 13 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $7.6 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as potential dividend payments or share repurchases and scheduled debt maturities (the next of which is not until 2026), include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of September 30, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $1.9 billion, as compared to $2.8 billion as of December 31, 2019. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	September 30, 2020	December 31, 2019	Increase (Decrease)
Cash and cash equivalents	$7,415	$5,794	$1,621
Short-term investments	188	69	119
	$7,603	$5,863	$1,740
Percentage of total assets	35%	30%

	For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Net cash provided by operating activities	$1,112	$913	$199
Net cash provided by (used in) investing activities	(178)	79	(257)
Net cash provided by (used in) financing activities	653	(251)	904
Effect of foreign exchange rate changes	32	(24)	56
Net increase in cash and cash equivalents and restricted cash	$1,619	$717	$902

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

Net cash provided by operating activities for the nine months ended September 30, 2020, was $1.11 billion, as compared to $913 million for the nine months ended September 30, 2019. The increase was primarily due to higher net income partially offset by higher tax payments and changes in our working capital resulting from the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with our investing activities typically include capital expenditures, purchases and sales of investments, and cash used for acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2020, was $178 million, as compared to net cash provided by investing activities of $79 million for the nine months ended September 30, 2019. The change was primarily due to the net purchases of $122 million of available-for-sale investments in the nine months ended September 30, 2020, as compared to proceeds from maturities of available-for-sale investments of $153 million in the prior-year period. This was partially offset by capital expenditures of $56 million for the nine months ended September 30, 2020, which were lower than the capital expenditures of $79 million for the prior-year period.

Net Cash provided by Financing Activities

The primary drivers of net cash flows associated with our financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash provided by financing activities for the nine months ended September 30, 2020, was $653 million, as compared to net cash used in financing activities of $251 million for the nine months ended September 30, 2019. The change was primarily attributed to our debt financing activities—for the nine months ended September 30, 2020, we had net debt proceeds of approximately $896 million resulting from the issuance of an aggregate principal amount of $2.0 billion of new notes and the early redemption of $1.05 billion of our previously outstanding notes, with no comparable activity for the prior year-period. Refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion. The cash flows provided by our debt financing activities for the nine months ended September 30, 2020, were partially offset by higher dividends paid of $316 million, as compared to $283 million for the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $32 million on our cash and cash equivalents and restricted cash for the nine months ended September 30, 2020, as compared to a negative impact of $24 million for the nine months ended September 30, 2019. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

On August 5, 2020, we issued $500 million of unsecured senior notes due 2030, (i.e., the 2030 Notes) and $1.5 billion of unsecured senior notes due 2050, (i.e., the 2050 Notes) in a public underwritten offering. In connection with the issuance, we incurred approximately $26 million of discounts and financing costs that were capitalized and recorded within "Long-term debt, net" in our condensed consolidated balance sheet. On September 4, 2020, we redeemed all of our outstanding 2021 Notes and 2022 Notes at a redemption price equal to 100% of their respective principal amounts plus (1) a “make-whole” premium of $28 million and (2) accrued and unpaid interest to the redemption date. The redemption of the 2021 Notes and 2022 Notes resulted in a “Loss on extinguishment of debt” recorded in the condensed consolidated statement of operations of $31 million.

At September 30, 2020 and December 31, 2019, our total outstanding debt was $3.7 billion and $2.7 billion, respectively, bearing interest at a weighted average rate of 2.87% and 3.18%, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At September 30, 2020	At December 31, 2019
2021 Notes	$—	$650
2022 Notes	—	400
2026 Notes	850	850
2027 Notes	400	400
2030 Notes	500	—
2047 Notes	400	400
2050 Notes	1,500	—
Total gross long-term debt	$3,650	$2,700
Unamortized discount and deferred financing costs	(46)	(25)
Total net carrying amount	$3,604	$2,675

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

Capital Expenditures

For the year ending December 31, 2020, we anticipate total capital expenditures of approximately $110 million, primarily for computer and network hardware and leasehold improvements. During the nine months ended September 30, 2020, capital expenditures were $56 million.

Off-Balance Sheet Arrangements

At each of September 30, 2020 and December 31, 2019, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•Revenue Recognition;
•Income Taxes;
•Software Development Costs; and
•Fair Value Estimates (including Assessment of Impairment of Assets).

During the nine months ended September 30, 2020, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, for a more complete discussion of our critical accounting policies and estimates.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which have remaining maturities of 13 months or less as of September 30, 2020, are as follows (amounts in millions):

	As of September 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$608	$(18)	$350	$(2)

The amount of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Statement of Operations Classification
	2020	2019	2020	2019
Cash Flow Hedges	$(5)	$7	$7	$24	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of September 30, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$61	$(1)	$25	$(2)

For the three and nine months ended September 30, 2020 and 2019, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

In the absence of hedging activities for the nine months ended September 30, 2020, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $116 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2020, our cash and cash equivalents were comprised primarily of money market funds.

As of September 30, 2020, based on the composition of our investment portfolio and recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

Item 4.    Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2020, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2020, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, we have not experienced any material impact to our internal control over financial reporting or our disclosure controls and procedures despite the fact that most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 10-Q”), and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarter 10-Q”).

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in each of the 2019 Form 10-K, the First Quarter 10-Q, and the Second Quarter 10-Q, any of which could materially affect our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price. The ongoing global COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 Form 10-K, the First Quarter 10-Q, and the Second Quarter 10-Q, and the risk factor disclosure in the 2019 Form 10-K is qualified by the information relating to the ongoing global COVID-19 pandemic that is described in this Quarterly Report on Form 10-Q, the First Quarter 10-Q, and the Second Quarter 10-Q.

Item 5.    Other Information

During 2019, we began implementing a restructuring plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity from certain parts of our business. On October 27, 2020, the Company’s Board of Directors approved an expansion to the scope of this restructuring plan that are aimed at integrating our global and regional functions to allow continued focus on investing in our franchises and to provide us with the ability to better leverage our scale.

As a result of the restructuring expansion approved on October 27, 2020, we now expect to incur total aggregate pre-tax restructuring charges of approximately $310 million associated with the restructuring plan, of which the remaining charges that have not yet been incurred are expected to largely be incurred within the next 12 months. The charges associated with the restructuring plan are expected to relate to severance and employee-related costs (approximately 60% of the aggregate charge), facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring-related fees and the write-down of assets. A substantial majority (approximately 70%) of the total pre-tax charge associated with the restructuring is expected to be paid in cash using amounts on hand, and such cash outlays are largely expected to be completed by the end of 2021.

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

Date:  October 29, 2020

ACTIVISION BLIZZARD, INC.

/s/ DENNIS DURKIN	/s/ JESSE YANG
Dennis Durkin	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Chief Accounting Officer and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.