Form 10-K
period 2020-12-31
Activision Blizzard, Inc.
filed 2021-02-23
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2020 (based on the closing sale price as reported on the Nasdaq) was $58,006,915,377.
The number of shares of the registrant’s Common Stock outstanding at February 16, 2021 was 774,753,965.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K to the extent stated herein. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in the forward-looking statements can be found in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained herein are based on information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements. Although these forward-looking statements are believed to be true when made, they may ultimately prove to be incorrect. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

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

Item 1. BUSINESS

Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”s), and mobile devices. We also operate esports leagues and offer digital advertising within some of our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries. For a discussion of the history of the formation of our Company, including our year and form of incorporation, refer to Part I, Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Strategy and Vision

Our objective is to connect and engage the world through epic entertainment by continuing to be a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment content and services, as well as related media, that deliver engaging entertainment experiences on a year-round basis. In pursuit of this objective, we focus on three strategic pillars: expanding audience reach; deepening consumer engagement; and increasing player investment.

Expanding audience reach. Building on our strong established franchises and creating new franchises through compelling new content is at the core of our business. We endeavor to reach as many consumers as possible by offering our content on multiple platforms and delivering compelling experiences across multiple business models (e.g. premium, free-to-play, subscription-based, etc.).

Driving deep consumer engagement. Our high-quality entertainment content not only expands our audience reach, but it also drives deep engagement with our franchises. We design our games, as well as related media, to provide a depth of content that keeps consumers engaged for a long period of time following a game’s release. In addition, our games are designed to provide players the ability to connect with each other socially within our franchise communities, thus delivering more value to our players and providing additional growth opportunities for our franchises.

Increasing player investment. Increasingly, our consumers are connected to our games online through consoles, PCs, and mobile devices. This allows us to offer additional digital player investment opportunities directly to our consumers on a year-round basis. In addition to purchasing full games or subscriptions, players can invest in our franchises by purchasing incremental in-game content (i.e. larger downloadable content or smaller content via microtransactions). These digital revenue streams tend to be more recurring and have relatively higher profit margins. Further, if executed properly, additional player investment can increase engagement, as it provides more frequent and incremental content for our players. In addition, we generate revenue through offering advertising within certain of our franchises, and we believe there are opportunities to grow new forms of player investment through esports and consumer products. We are still in the early stages of developing these new revenue streams.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally developed intellectual properties.

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product franchise is Call of Duty®, a first-person action franchise. Activision also includes the activities of the Call of Duty LeagueTM, a global professional esports league with city-based teams.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing franchise; Hearthstone®, an online collectible card franchise based in the Warcraft universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch LeagueTM, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content primarily through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on the mobile platform. King’s key product franchise is Candy Crush™, a “match three” franchise.

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

Impacts of the Global COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has since extensively impacted global health and the economic environment. On March 11, 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. In an effort to contain the spread of COVID-19, domestic and international governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” quarantine orders for individuals to stay in their homes or places of residence, and to practice social distancing when engaging in essential activities. We anticipate that these actions and the ongoing global health crisis caused by COVID-19 will continue to negatively impact many business activities and financial markets across the globe.

During the COVID-19 pandemic, our business has experienced an increase in demand for certain of our products and services as a result of the stay-at-home orders enacted in various regions as players have more time to engage with our games. These trends contributed to strong full-game and in-game content sales for Call of Duty: Modern Warfare®, which also benefited from the launch of Call of Duty: WarzoneTM in March. In addition, we saw further demand for World of Warcraft, including its in-game content, which also continued to benefit from the release of World of Warcraft Classic in August 2019. Beginning in the month of March, our business also experienced an increase in monthly active users for certain franchises. We have, however, seen a moderation in these trends since the stay-at-home orders were originally enacted earlier in 2020.

As a result of the COVID-19 pandemic and stay-at-home orders enacted in various regions, both the Overwatch League and the Call of Duty League pivoted all matches from their originally planned local homestand formats to online play and remote production for the remainder of the regular and postseason in order to keep players and fans safe while still delivering premium esports content to a global audience. Additionally, to support our Overwatch League and Call of Duty League team owners and ecosystems amid a challenging environment, which includes losing the ability to have live fan-attended home venue events, we have taken certain actions to support their short-term cash flow needs, adjusted our league operations to reduce operating costs and improve franchise terms, and made certain investments which have impacted our operating results in 2020. This impact was primarily in the Blizzard segment.

The sustainability of these trends and long-term implications to our business is dependent on future developments, including the duration of the COVID-19 pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See Item 1A “Risk Factors” for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

In an effort to protect the health and safety of our employees, the majority of our workforce is currently working from home and we have placed restrictions on non-essential business travel. We have implemented business continuity plans and have increased support and resources to enable our employees to work remotely and, thus far, our business has been able to operate with minimal disruption to our game titles’ published release dates. The COVID-19 pandemic remains a rapidly evolving situation. We will continue to actively monitor the developments of the COVID-19 pandemic and may take further actions that could alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and shareholders. It is not clear what effects any such potential actions may have on our business, including the effects on our employees, players and consumers, customers, partners, game development and content pipelines, or on our reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

The full extent of the impact of the COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price will depend on numerous evolving factors that we are not able to fully predict at this time. However, we believe that given our strong balance sheet, with cash and cash equivalents and short-term investments of $8.8 billion as of December 31, 2020, and the fact that our business has increasingly shifted to digital channels, we have substantial flexibility as we navigate through the uncertain environment and near-term implications of the COVID-19 pandemic.

Products

We develop interactive entertainment content and services, principally for console, PC, and mobile devices, and we market and sell our games primarily through digital distribution channels. Our products span various genres, including first- and third-person action/adventure, role-playing, strategy, and “match three,” among others. We primarily offer the following products and services:

•premium full-games, which typically provide access to main game content after purchase;

•free-to-play offerings, which allow players to download the game and engage with the associated content for free;

•in-game content for purchase to enhance gameplay (i.e. microtransactions and downloadable content) available within both our full-games and free-to-play offerings; and

•subscriptions for players in our World of Warcraft franchise that provide for ongoing access to the game content.

Providing additional content and experiences within franchises has increased opportunities for player investment outside of premium full-game purchases. This has allowed us to shift from our historical seasonality to a more consistently recurring and year-round revenue model. In addition, if executed properly, it allows us to increase player engagement with our games and content.

Product Development and Support

We focus on developing enduring wholly-owned franchises backed by well-designed, high-quality games with regular content updates. We aim to build interactive entertainment content with the potential for broad reach, sustainable engagement, and year-round player investment. It is our experience that enduring franchises then serve as the basis for related new products and content that can be released over an extended period of time. We believe that the development and distribution of products and content based on established franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We intend to continue development of content based on our owned franchises in the future.

We develop and produce our titles using a model in which a group of creative, technical, and production professionals, including designers, producers, programmers, artists, and sound engineers, in coordination with our marketing, finance, analytics, sales, and other professionals, have responsibility for the entire development and production process, including the supervision and coordination of internal and, where appropriate, external resources. We believe this model allows us to deploy the best resources for a given task, including by supplementing our internal expertise with top-quality external resources on an as-needed basis.

While most of our content is developed by our internal studios, we periodically engage independent third-party developers to create content on our behalf. From time to time, we also acquire the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers.

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

Marketing, Sales, and Distribution

Many of our products contain software that enables us to connect with our gamers directly. This allows us to communicate and market directly to our customers, including through customized advertising and in-game messaging based on customer preferences and trends. Our marketing efforts also include activities on: online social networks; other online advertising; public relations activities; print and broadcast advertising; coordinated in-store and industry promotions (including merchandising and point of purchase displays); participation in cooperative advertising programs; direct response vehicles; and product sampling. From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts, as well as co-marketing from promotional partners.

Most of our products and content are available in a digital format, which allows consumers to purchase and download the content at their convenience directly to their console, PC, or mobile device through our platform partners, including Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”), Google Inc. (“Google”), Microsoft Corporation (“Microsoft”), Nintendo Co., Ltd. (“Nintendo”), and Sony Interactive Entertainment Inc. (“Sony”). Blizzard utilizes its proprietary online gaming service, Blizzard Battle.net, to distribute most of Blizzard’s content and selected Activision content directly to PC consumers.

In addition to serving as a distribution platform, Blizzard Battle.net offers players communications features, social networking, player matching, and digital content delivery and is designed to allow people to connect regardless of which of our games on Blizzard Battle.net they are playing.

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

Significant Customers and Top Franchises

Customers

While the Company does sell directly to end consumers in certain instances, such as sales through Blizzard Battle.net, in other instances our customers are platform providers, such as Sony, Microsoft, Google, and Apple, or retailers, such as Walmart and GameStop, who act as distributors of our content to end consumers. For the year ended December 31, 2020, Sony, Apple, Google, and Microsoft were our most significant customers, with revenues of 17%, 15%, 14%, and 11%, respectively. For the years ended December 31, 2019 and 2018, Apple, Google, and Sony were our most significant customers, with revenues of 17%, 13%, and 11%, respectively, for 2019, and 15%, 11%, and 13%, respectively, for 2018. No other customer accounted for 10% or more of our net revenues in those periods.

We had two customers—Microsoft and Sony—who accounted for 28% and 21%, respectively, of consolidated gross receivables at December 31, 2020, and 11% and 18%, respectively, at December 31, 2019. No other customer accounted for 10% or more of our consolidated gross receivables in those periods.

Top Franchises

For the years ended December 31, 2020, 2019, and 2018, our top three franchises—Call of Duty, Candy Crush, and World of Warcraft—collectively accounted for 76%, 67%, and 58%, respectively, of our net revenues. No other franchise comprised 10% or more of our net revenues in those periods.

Competition

We compete for the leisure time and discretionary spending of consumers with other interactive entertainment companies and software competitors, as well as with providers of different forms of entertainment, such as film, television, social networking, music, and other consumer products.

The interactive entertainment industry is intensely competitive, and new interactive entertainment software products and platforms are regularly introduced. We believe that the main competitive factors in the interactive entertainment industry include: product features, game quality, and playability; brand name recognition; compatibility of products with popular platforms; access to distribution channels; online capability and functionality; ease of use; price of content; marketing support; and quality of customer service.

In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Sony, and Nintendo, compete directly with us in the development of software titles for their respective platforms, while at the same time act as key distribution channels and payment gateways for our products and services through their digital storefronts. Apple and Google are similarly positioned on mobile devices.

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

We are actively engaged in enforcement of our copyright, trademark, patent, and trade secret rights against potential infringers of those rights along with other protective activities, including monitoring online channels for distribution of pirated copies and participating in various enforcement initiatives, education programs, and legislative activity around the world. For our PC products, we use technological protection measures to prevent piracy and the use of unauthorized copies of our products. For other platforms, the platform providers typically incorporate technological protections and other security measures in their platforms to prevent the use of unlicensed products on those platforms.

Human Capital

We believe that our continued success and growth is directly related to our ability to attract, retain, and develop top talent. As of December 31, 2020, Activision Blizzard had approximately 9,500 employees, with approximately 65% in North America, approximately 30% in the Europe, Middle East, and Africa (“EMEA”) region, and approximately 5% in the Asia Pacific region. Of these employees, approximately 61% are personnel whose primary focus is on game and technology development, which represents an approximate three percentage point increase from 2019. Activision Blizzard takes an active role in the entirety of the employee lifecycle, from candidates to alumni. Recognizing that ours is a rapidly changing industry with constant technological innovation, we remain focused on attracting, recruiting, enabling, developing, and retaining a diverse and innovative employee population.

Diversity, Equity, and Inclusion (“DE&I”): We believe that a culture of inclusion and diversity enables us to create, develop, and fully leverage the strengths of our workforce to exceed players' and fans' expectations and meet our growth objectives. We remain committed to building and sustaining a culture of belonging, built on equitable processes and systems, where everyone thrives. By embedding DE&I practices and programs in the full employee lifecycle, we work to recruit, attract, retain, and grow world-class talent. Our employee resource groups play an active role in our DE&I efforts by building community and awareness. We also offer leadership and management development opportunities on the topics of unconscious bias and inclusive leadership and train our recruiting workforce in diverse sourcing strategies.

Our Corporate Governance Principles and Policies provide that the initial list from which any new independent director nominee is chosen includes qualified female and racially/ethnically diverse candidates and, similarly, if we conduct an external search for a new CEO, that the initial list of external candidates includes qualified female and racially/ethnically diverse candidates. As of December 31, 2020, two of our ten directors were women.

Additionally, we have been recognized for our efforts to create an inclusive workplace, including receiving the distinction for two consecutive years as a “Best Place to Work for LGBTQ Equality” by the Human Rights Campaign Foundation’s Corporate Equality Index. We are proud of these accolades because we believe that the most innovative work comes from a culture in which all employees can be, and bring, their authentic and best selves.

Compensation and Benefits: The main objective of our compensation program is to provide a compensation package that attracts, retains, motivates, and rewards top-performing employees that operate in a highly competitive and technologically challenging environment. We seek to do this by linking compensation (including annual changes in compensation) to overall Company and business unit performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align our employee’s financial interests with the interests of our shareholders. We also seek fairness in total compensation by reference to external comparisons, internal comparisons, and the relationship between development and non-development, as well as management and non-management, remuneration. We believe in equal pay for equal work, and we continue to make efforts across our global organization to promote equal pay practices.

We are committed to providing comprehensive benefit options, and it is our intention to offer benefits that allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging benefits offered are: medical insurance, prescription drug benefits, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, and flexible spending accounts. We frequently upgrade our benefit portfolio by seeking out pioneer partners that give our employees modern benefit experiences. As an example, at the onset of the COVID-19 pandemic when traditional medical services became under huge demand, in order to help ensure that our employees and their families had access to medical advice, we created an enterprise-wide global network of physicians.

Talent Assessment and Development: Recognizing that ours is a rapidly changing industry with constant innovation, developing our diverse and innovative talent base is paramount, imperative, and vital to our business. We intend for our employees to have a clear understanding of their strengths and development opportunities, while fostering a collaborative and productive relationship between employees and their managers. Talent assessment and development are therefore critical aspects of our human capital programs. We employ a broad range of talent processes—for example, talent assessment, succession planning, and performance management. Our performance management process includes the establishment of goals (at the beginning of the year), and throughout the year we encourage regular check-ins on progress and performance so that employees have a clear understanding of their strengths and areas for improvement. We regularly assess employee contributions to our Company results and culture so that we can appropriately recognize and reward performance. Additionally, on an annual basis, we conduct an organizational and performance review process with our CEO and all segment, business unit, and function leaders, focusing on our high-performing and high-potential talent, diverse talent, and the performance and succession for our most critical roles.

Employee Experience: We capture and act on the voice of our employees through regular company-wide pulse surveys. We emphasize to employees that this is their chance to “provide honest, candid feedback about their experience working for the company.” Our survey participation rates (regularly 75% or higher) demonstrate our collective commitment that Activision Blizzard remains a great place to work. The survey—and other forms of employee feedback—result in actionable steps that lead to positive improvements to the employee experience at the company-wide, business unit, and team levels. Our employee feedback is dynamic and relevant to our employees’ immediate needs. For example, most recent surveys focused on whether our employees felt supported as they worked from home during the COVID-19 pandemic, and expectations of the employee population as we anticipate a return to the office.

Information about our Executive Officers

Our executive officers and their biographical summaries are provided below:

Name	Age	Position
Robert A. Kotick	57	Chief Executive Officer of Activision Blizzard
Daniel Alegre	52	President and Chief Operating Officer of Activision Blizzard
Dennis Durkin	50	Chief Financial Officer of Activision Blizzard
Claudine Naughton	52	Chief People Officer of Activision Blizzard
Christopher Walther	54	Chief Legal Officer of Activision Blizzard

Robert A. Kotick, Chief Executive Officer of Activision Blizzard

Robert A. Kotick, who serves as our Chief Executive Officer, has been a director of Activision Blizzard since February 1991, following his purchase of a significant interest in the Company, which was then on the verge of insolvency. Mr. Kotick was our Chairman and Chief Executive Officer from February 1991 until July 2008, when he became our President and Chief Executive Officer. He served as our President from July 2008 until June 2017. Mr. Kotick is also a member of the board of directors of The Coca-Cola Company, a multinational beverage corporation, and the boards of trustees for The Center for Early Education and Harvard-Westlake School. He is also the Vice Chairman of the Board and Chairman of the Committee of trustees of the Los Angeles County Museum of Art. In addition, Mr. Kotick is the co-founder and co-Chairman of the Call of Duty Endowment, a nonprofit, public benefit corporation that seeks to help organizations that provide job placement and training services for veterans.

Daniel Alegre, President and Chief Operating Officer of Activision Blizzard

Daniel Alegre has served as our Chief Operating Officer since April 2020. Prior to joining the company, Mr. Alegre held a number of leadership positions at Google from 2004 to 2020, including serving as President of Global Retail and Shopping, where he led the initiatives to embed e-commerce across all Google product areas and to help diversify beyond advertising into the retail transactions business. Prior to that, Mr. Alegre was President of the Google’s Global and Strategic Partnerships organization, working across all of Google’s core business lines to create and foster key strategic relationships with some of the world’s largest partners. Mr. Alegre was also instrumental in Google’s international expansion, serving as President of Google’s Asia-Pacific and Japan businesses living in China, Singapore, and Tokyo and as Vice President of the Latin America business, overseeing a massive expansion in both regions. Prior to joining Google, Mr. Alegre was Vice President at Bertelsmann Media, running a division of BMG Music in Latin America as well as Partnerships of the Bertelsmann eCommerce Group in New York City. Mr. Alegre holds a B.A. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University, as well as dual M.B.A. and J.D. degrees from Harvard Business School and Harvard Law School.

Dennis Durkin, Chief Financial Officer of Activision Blizzard

Dennis Durkin has served as our Chief Financial Officer since January 2019. Mr. Durkin joined the Company in March 2012 as our Chief Financial Officer and served in that role until May 2017. He served as our Chief Corporate Officer from May 2017 until January 2019. Prior to joining the Company in 2012, Mr. Durkin held a number of positions of increasing responsibility at Microsoft, a computing software and hardware manufacturer, most recently serving as the Corporate Vice President and Chief Operating and Financial Officer of Microsoft’s interactive entertainment business, which included the Xbox console business. Prior to joining Microsoft’s interactive entertainment business in 2006, Mr. Durkin spent seven years on Microsoft’s corporate development and strategy team, including two years where he was based in London, England, driving pan-European activity. Before joining Microsoft, Mr. Durkin was a financial analyst at Alex. Brown and Company. Mr. Durkin holds a B.A. degree in government from Dartmouth College and an M.B.A. degree from Harvard University.

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

Christopher Walther, Chief Legal Officer of Activision Blizzard

Christopher Walther has served as our Chief Legal Officer since November 2009 and served as our Secretary from February 2010 until February 2011. Prior to joining the Company, Mr. Walther held a number of positions of increasing responsibility within the legal department of The Procter & Gamble Company from 1992 to 2009, including serving as the General Counsel for Central and Eastern Europe, Middle East, and Africa, General Counsel for Northeast Asia and, most recently, as General Counsel for Western Europe. Mr. Walther also led Procter & Gamble’s corporate and securities and mergers and acquisitions practices. Before joining Procter & Gamble, Mr. Walther served as a law clerk for Senior Judge Harry W. Wellford of the United States Sixth Circuit Court of Appeals. Since 2012, Mr. Walther has served on the board of directors of the Alliance for Children’s Rights and currently serves as its co-chair. Mr. Walther has also served as our representative on the board of directors of the Entertainment Software Association since 2013 and on its executive committee. Mr. Walther holds a B.A. degree in history and Spanish from Centre College and a J.D. degree from the University of Kentucky College of Law.

Additional Financial Information

See the “Critical Accounting Policies and Estimates” section under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our practices with regard to several working capital items. See the “Management’s Overview of Business Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

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

Item 1A. RISK FACTORS

We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the SEC, could cause our actual results to differ materially from those stated in forward‑looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

We are unable to predict the full impact of the Global COVID-19 pandemic.

In December 2019, COVID-19 emerged and has since extensively impacted global health and the economic environment. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The full extent to which the global COVID-19 pandemic and its aftermath will impact our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price depends on numerous evolving factors that we are not able to fully predict, including: the duration and severity of the pandemic; the impact of the pandemic on the global economy; the impact of governmental, business and individual actions that have been and will continue to be taken in response to the pandemic; unintended consequences of actions we take, or have taken, in response to the pandemic; the impact of the pandemic on the health or productivity of our employees and external developers, including the ability to develop high-quality and well-received interactive software products and entertainment content and/or to release our products and content in a timely manner; the effects on the health, finances and discretionary spending patterns of our consumers, including the ability of our consumers to pay for our products and content; our ability to sell products at assumed prices; the financial impact and strain on the retail customers and distributors on whom we rely to sell our physical products to consumers; the financial impact and strain on platform providers for whose video game consoles and/or on whose networks certain of our products are exclusively available; the financial impact and strain on third-party mobile and web platforms that provide significant online distribution for, and/or provide other services critical for the operation of, a number of our games; the effects on our suppliers who manufacture our physical products; the effects on other third parties with which we partner (e.g., to market or ship our products); the effects on our lenders and financial counterparties; the effects on regulatory agencies around the world on which we rely; our ability to continue to develop our emerging businesses, such as advertising; increased volatility in foreign currency exchange rates; the impact of recent and potential upcoming or ongoing large-scale actions by local and federal governments and agencies or similar governing bodies in the U.S. and around the world, the U.S. Federal Reserve, and other central banks around the world, including the impact of any of these actions on the U.S. or world economy or global financial markets; and any other factor which results in disruptions or increased costs associated with the development, production, post-production, marketing and distribution of our products, and/or the digital advertising offered within our content. If the ongoing global COVID-19 pandemic has adverse effects in any one of these areas, our business may be negatively impacted. As in the case of COVID-19, the occurrence of other epidemics, medical emergencies, and other public health crises outside of our control could have a negative impact on our business. Additionally, in the case of the COVID-19 pandemic, we have seen increased demand for our products due to stay-at-home orders, the curtailment of certain other forms of entertainment, and other pandemic-related factors that make consumers more inclined to spend time at home, benefiting our financial results and operating metrics. The trends in 2020 for revenues, net income, and other financial results and operating metrics, may not be indicative of results for future periods, particularly if these pandemic-related factors become less significant.

Our professional esports leagues (i.e. the Overwatch League and the Call of Duty League) and the franchise teams that make up the leagues generate revenues from live in-person events. The COVID-19 pandemic has resulted in the cancellation of live in-person events and any continued health and safety concerns with large public gatherings may impact the ability of the teams in our leagues to hold future live in-person events. Prolonged COVID-19 risks could result in teams being unable or unwilling to pay their franchise fees to us or participate in our leagues going forward. This, in turn, could result in the loss of those future franchise fee payments, revenue from advertising, and other future potential league revenues or income, other benefits associated with our esports business, and/or the termination of our leagues. Also, we have provided, and may continue to provide, concessions to the owners of the teams as a result of the COVID-19 pandemic. Any one of these things could harm our business. Additionally, a prolonged impact of COVID-19 could heighten many of the risk factors included in this Annual Report filed on Form 10-K.

Business and Industry Risks

If we do not consistently deliver popular, high‑quality content in a timely manner, if we are not successful in meaningfully expanding our franchises further on the mobile platform, or if consumers prefer products from our competitors, our business may be negatively impacted.

Consumer preferences for games are usually cyclical and difficult to predict. Even the most successful games can lose consumer audiences over time, and remaining popular is increasingly dependent on the games being refreshed with new content or other enhancements. In order to remain competitive and maximize the chances that consumers select our products as opposed to the various entertainment options available to them and with which we compete, we must continuously develop new products or new content for, or other enhancements to, our existing products. These products or enhancements may not be well‑received by consumers, even if well‑reviewed and of high quality. Our competitors include very large corporations with significantly greater financial, marketing and product development resources than we have and many smaller competitors, particularly on the mobile platform. Our larger competitors may be able to leverage their greater financial, technical, personnel, and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. Further, competitors may develop content that imitates or competes with our best‑selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high‑quality and well‑received games or enhancements to those games, if our marketing fails to resonate with our consumers, if we are not successful in meaningfully expanding our franchises further on the mobile platform, or if consumers lose interest in a genre of games we produce, our revenues and profit margins could decline. In addition, our own best‑selling products could compete with our other games, reducing sales for those other games. Further, a failure by us to develop a high‑quality product, or our development of a product that is otherwise not well‑received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well‑received. The increased importance of downloadable content to our business amplifies these risks, as downloadable content for poorly‑received games typically generates lower‑than‑expected sales. The increased demand for consistent enhancements to our products also requires a greater allocation of financial resources to those products.

Additionally, consumer expectations regarding the quality, performance, and integrity of our products and services are high. Consumers may be critical of our brands, games, services, and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our proprietary online gaming service, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy. Our games with online features are also frequently updated, increasing the risk that a game may contain significant errors, or “bugs.” If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business.

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

Additionally, the amount of lead time and cost involved in the development of high‑quality products is increasing, and the longer the lead time involved in developing a product and the greater the allocation of financial resources to such product, the more critical it is that we accurately predict consumer demand for such product. If our future products do not achieve expected consumer acceptance or generate sufficient revenues upon introduction, we may not be able to recover the substantial up‑front development and marketing costs associated with those products.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model, and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are also responsible for a disproportionately high percentage of our profits. For example, in 2020, revenues associated with the Call of Duty, Candy Crush, and World of Warcraft franchises, collectively, accounted for approximately 76% of our net revenues—and a significantly higher percentage of our operating income. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, as has happened in the past with other popular franchises, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

If we do not continue to attract, retain, and motivate skilled personnel, we will be unable to effectively conduct our business.

Our success depends significantly on our ability to identify, attract, hire, retain, motivate, and utilize the abilities of qualified personnel, including in some cases, external developers, particularly personnel with the specialized skills needed to create and sell the high‑quality, well‑received content upon which our business is substantially dependent. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills. We may have difficulties in attracting and retaining skilled personnel or may incur significant costs to do so. If we are unable to attract additional qualified personnel or retain and utilize the services of key personnel, it could have a negative impact on our business.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt to emerging technologies, such as cloud-based game streaming, and business models, such as free-to-play and subscription-based access to a portfolio of interactive content, to stay competitive. Forecasting the financial impact of these changing technologies and business models is inherently uncertain and volatile. Supporting a new technology or business model may require partnering with a new platform, business, or technology partner, which may be on terms that are less favorable to us than those for traditional technologies or business models. If we invest in the development of interactive entertainment products for distribution channels that incorporate a new technology or business model that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products, or recover the opportunity cost of diverting management and financial resources away from other products or opportunities. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

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

The proportion of our revenues derived from digital distribution channels, as compared to traditional retail sales, continues to increase. The increased importance of digital channels in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a game for a mobile platform, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console or PC. Also, while digitally‑distributed products generally have higher profit margins than retail sales, as business shifts to digital distribution, the volume of orders from retailers for physical discs has been, and is expected to be, reduced. Further, some of the providers of the platforms through which we digitally distribute content are also publishers of their own content distributed on those platforms, and, therefore, a platform provider may give priority to its own products or those of our competitors.

The importance of retail sales to our business exposes us to the risks of that business model.

While the proportion of our revenues derived from digital distribution channels, as compared to traditional retail sales, continues to increase, retail sales remain important to our business. Such sales are made primarily on a purchase order basis without long‑term agreements or other forms of commitments, and due to the increased proportion of our revenue from digital distribution channels, our retail customers and distributors have generally been reducing the levels of inventory they are willing to carry. The loss of, or significant reduction in sales to, any of Activision’s principal retail customers or distributors, including digital distributors, could have adverse consequences.

We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

We have experienced significant growth in the scope and complexity of our business, including through acquisitions and the development of our esports, advertising, and consumer products businesses. Our future success depends, in part, on our ability to manage this expanded business and our aspirations for continued expansion and growth. We have dedicated resources both to new business models that are largely untested, as is the case with esports, and to adjacent business opportunities in which very large competitors have an established presence, as is the case with our advertising and consumer products businesses. We do not know to what extent our future expansions will be successful. Further, even if successful, our aspirations for growth in our core businesses and these adjacent businesses could create significant challenges for our management, operational, and financial resources. If not managed effectively, this growth could result in the over‑extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure by these new businesses or failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our core business. Further, the success of these new businesses is largely contingent on the success of our underlying franchises and as such, a decline in the popularity of a franchise may impact the success of the new businesses adjacent to that franchise.

Due to our reliance on third‑party platforms, platform providers are frequently able to influence our products and costs.

Generally, when we develop interactive entertainment software products for hardware platforms offered by companies such as Sony and Microsoft, the physical products are replicated exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow the hardware manufacturers substantial influence over the cost and the release schedule of such interactive entertainment software products. During a console transition, like the one that occurred in 2020, as described below, these manufacturers may seek to change the terms governing our relationships with them. In addition, because each of the manufacturers is also a publisher of games for its own hardware platforms and may manufacture products for other licensees, a manufacturer may give priority to its own products or those of our competitors. Accordingly, console manufacturers could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing, or distribution costs, any of which could negatively impact our business.

Sony and Microsoft are also platform providers which control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our products. The control that these platform providers have over consumer access to our games, the fee structures and/or retail pricing for products and services for their platforms and online networks and the terms and conditions under which we do business with them could impact the availability of our products or the volume of purchases of our products made over their networks and our profitability. The networks provided by these platform providers are the exclusive means of selling and distributing our content on these platforms. Further, increased competition for limited premium “digital shelf space” has placed the platform providers in an increasingly better position to negotiate favorable terms of sale. If the platform provider establishes terms that restrict our offerings on its platform, significantly alters the financial terms on which these products or services are offered, or does not approve the inclusion of content on its platform, our business could be negatively impacted. We also derive significant revenues from distribution on third‑party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, which are also our direct competitors and in some cases the exclusive means through which our content reaches gamers on those platforms, and most of the virtual currency we sell is purchased using these platform providers’ payment processing systems. These platforms also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms deny access to our games, modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service, or other policies (including fees), our business could be negatively impacted. Additionally, if these platform providers are required to change how they label a game’s business model, such as free‑to‑play, or change how the personal information of consumers is made available to developers, our business could be negatively impacted. These platform providers or their services may be unavailable or may not function as intended or may experience issues with their in‑app purchasing functionality. As has sometimes happened in the past, if any of these events occurs on a prolonged, or even short‑term, basis or other similar issues arise that impact players’ ability to access our games, access social features, or make purchases, it may result in lost revenues and otherwise negatively impact our business.

Our business is highly dependent on the success and availability of video game consoles manufactured by third parties, as well as our ability to develop commercially successful products for these consoles.

We derive a substantial portion of our revenues from the sale of products for play on video game consoles manufactured by third parties, such as Sony’s PS4 and PS5, Microsoft’s Xbox One and Series X, and Nintendo’s Switch. Sales of products for consoles accounted for 34% of our consolidated net revenues in 2020. The success of our console business is driven in large part by our ability to accurately predict which consoles will be successful in the marketplace and our ability to develop commercially successful products for these consoles. We also rely on the availability of an adequate supply of these video game consoles and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant.

Sony and Microsoft each launched next‑generation consoles in 2020. We have released titles that operate on these consoles, and we may continue to develop games for these new console systems. When next-generation consoles are announced or introduced into the market, consumers have typically reduced their purchases of game console entertainment software products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the game console entertainment software products we publish may decline until new platforms achieve wide consumer adoption. Console transitions may have a comparable impact on sales of downloadable content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop, market, and operate titles for prior‑generation video game platforms, while also developing and supporting next‑generation platforms. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

The increasing importance of free‑to‑play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.

We are increasingly dependent on our ability to develop, enhance, and monetize free‑to‑play games, such as the games in our Candy Crush franchise, Hearthstone, Call of Duty: Mobile, and Call of Duty: Warzone. As such, we are increasingly exposed to the risks of the free‑to‑play business model. For example, we may invest in the development of new free‑to‑play interactive entertainment products that do not achieve significant commercial success, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, our business may be negatively impacted if: (1) we are unable to encourage new and existing consumers to purchase our virtual items; (2) we fail to offer monetization features that appeal to these consumers;(3) our platform providers make it more difficult or expensive for players to purchase our virtual items; (4) we cannot encourage significant additional consumers to purchase virtual items in our game and/or (5) our free-to-play releases reduce sales of our other games.

We may not realize the expected benefits of our recent restructuring actions, and implementation of such actions may negatively impact our business.

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. While we believe this plan enables us to provide better opportunities for talent, and greater expertise and scale over the long term, our ability to achieve the desired and anticipated benefits from the plan is subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as local labor regulations, negotiations with third parties, and operational requirements. These estimates and assumptions are also subject to significant economic, competitive, and other uncertainties, some of which are beyond our control.

Additionally, there can be no assurance that our business will be more efficient or effective than prior to implementation of the plan. The implementation of the plan may be more costly than we anticipated or have other negative consequences, such as attrition beyond our planned reduction in workforce or negative impacts on employee morale and productivity, or on our ability to attract and retain highly skilled employees. Any of these consequences could negatively impact our business. In addition, there can be no assurance that additional plans will not be required or implemented in the future.

We engage in strategic transactions and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of these transactions.

As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses. These transactions may involve significant risks and uncertainties, including: (1) in the case of an acquisition, (i) the potential for the acquired business to underperform relative to our expectations and the acquisition price, (ii) the potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer‑term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of the acquired business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating the acquired business, its operations, and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of the acquired businesses; and (2) in the case of an investment, alliance, or joint venture, (i) our ability to cooperate with our partner, (ii) our partner having economic, business, or legal interests or goals that are inconsistent with ours, and (iii) the potential that our partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. Further, any such transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated, and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

We are exposed to seasonality in the sale of our products.

The interactive entertainment industry is somewhat seasonal, with the highest levels of consumer demand occurring during the calendar year‑end holiday buying season. As a result, our sales, particularly for our Activision segment, receivables, and credit risk, are higher during the fourth quarter of the year, as consumers and retailers increase their purchases in anticipation of the holiday season. Delays in development, approvals or manufacturing could affect the release of products, causing us to miss key selling periods such as the year‑end holiday buying season, which could negatively impact our business.

Our business may be harmed if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated, act in ways that put our brand at risk.

In many cases, our business partners and other third party affiliates, which may include, among others, individuals or entities affiliated with the esports leagues we operate, are given access to sensitive and proprietary information or control over our intellectual property to provide services and support to our team. These third parties may misappropriate or misuse our information or intellectual property and engage in unauthorized use of it. Further, the failure of these third parties to provide adequate services and technologies or to adequately maintain or update their services and technologies could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business. At the same time, if the media, consumers, or employees raise any concerns about our actions vis-à-vis third parties including consumers who play our games, this could also damage our reputation or our business.

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in connection with some of the games and services we offer. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re‑engineer our games or products, discontinue distribution in the event re‑engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business.

We are a global company and are subject to the risks and uncertainties of conducting business outside the U.S.

We conduct business throughout the world, and we derive a substantial amount of our revenues and profits from international trade, particularly from Europe and Asia. We expect that international sales will continue to account for a significant portion of our total revenues and profits and, moreover, that sales in emerging markets in Asia and elsewhere will continue to be an important part of our international sales. As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in non-U.S. markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements, and enforcement on us and our platform partners and differing local business practices, all of which may impact profit margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

A deterioration in relations between either us or the United States and any country in which we have significant operations or sales, or the implementation of government regulations in the United States or such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions or absolute prohibitions, that could have a negative impact on our business. For instance, to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business, as could delays in the approval process. Additionally, in the past, legislation has been implemented in China that has required modifications to our products and our business model to satisfy regulatory requirements. The future implementation of similar or new laws or regulations in China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products and our business model that are not cost‑effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. Changes in Chinese game approval procedures in 2018 have resulted in reduced rates of approval for games and unclear approval timeframes, making it uncertain as to if and when our new products will be approved for release in China. Further, the continued enforcement of regulations relating to mobile and other games with an online element in China could have a negative impact on our business in China.

In addition, cultural differences may affect consumer preferences and limit the international popularity of games that are popular in the U.S. or require us to modify the content of the games or the method by which we charge our customers for the games to be successful. If we do not correctly assess consumer preferences in the countries in which we sell our products, it could negatively impact our business.

We are also subject to risks that our operations outside the United States could be conducted by our employees, contractors, third‑party partners, representatives, or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti‑Bribery Act or other similar anti‑bribery laws, as well as the 2017 U.K. Criminal Finances Act or other similar financial crime laws. While we have policies, procedures, and training for our employees, intended to secure compliance with these laws, our employees, contractors, third‑party partners, representatives, or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions.

Our games may include undisclosed content or features. If our retailers refuse to sell such titles, or consumers refuse to purchase such titles, due to what they perceive to be objectionable undisclosed content, it could have a negative impact on our business.

Throughout the history of the interactive entertainment industry, many interactive software products have included hidden content and/or hidden gameplay features, some of which have been accessible through the use of in‑game codes or other technological means, that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. While publishers are required to disclose pertinent hidden content during the ESRB ratings process, in a few cases, publishers have failed to disclose hidden content, and the ESRB has required the recall of the game, changed the rating or associated content descriptors originally assigned to the product, required the publisher to change the game or game packaging and/or imposed fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their shelves, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, some consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third party‑created content.

Certain of our games and esports broadcasts support collaborative online features that allow consumers to communicate with one another and post narrative comments, in real time, that are visible to other consumers. Additionally, certain of our games allow consumers to create and share “user‑generated content” that is visible to other consumers. From time to time, objectionable and offensive consumer content may be distributed within our games and on our broadcasts through these features or to gaming websites or other sites or forums with online chat features or that otherwise allow consumers to post comments. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content.

Additionally, we have begun to generate revenue through offering advertising within certain of our franchises and in connection with our esports broadcasts. The content of in‑game and esports broadcast advertisements is generally created and delivered by third‑party advertisers without our pre‑approval, and, as such, objectionable content may be published in our games or during our esports broadcasts by these advertisers. This objectionable third party‑created content may expose us to regulatory action or claims related to content, or otherwise negatively impact our business. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube, and Twitter.

We depend on servers and networks to operate our games with online features and our proprietary online gaming service. If we were to lose functionality in any of these areas for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad‑based catastrophic server malfunction, a significant service‑disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our games with online features, and could prevent the operation of such games altogether, any of which could result in the loss of sales for, or in, such games. The risk is particularly pronounced with respect to: (1) the mobile games published by King, which rely on a small number of third‑party owned data centers located in one city; (2) the functioning of our proprietary online gaming service, Blizzard Battle.net, the disruption of which could prevent Blizzard from delivering content digitally or render all of Blizzard games, as well as selected Activision content for the PC platform, unavailable; and (3) the Company’s multiplayer game services, which rely on systems hosted in a hybrid of data centers across the world as well as cloud providers. Further, insufficient server capacity could affect our ability to provide game services, which could negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

We also rely on platforms and networks operated by third parties, such as the PlayStation Network, Xbox Live, and Steam, for the sale and digital delivery of downloadable console and PC game content, the functionality of our games with online features. Similarly, we rely on those platforms and networks, as well as the continued operation of the Apple App Store, the Google Play Store, and Facebook, for the sale of virtual currency and other services for our free‑to‑play games. An extended interruption to any of these services could adversely affect our ability to sell and distribute our digital products and operate our games with online features, which could result in a loss of revenue and otherwise negatively impact our business.

Any cybersecurity‑related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.

In the course of our day‑to‑day business, we and third parties operating on our behalf create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and sensitive and confidential information with respect to our customers, consumers, and employees. A malicious cybersecurity‑related attack, intrusion, or disruption by hackers (including through spyware, ransomware, viruses, phishing, denial of service, and similar attacks) or other breach of the systems on which such source code and assets, account information (including personal information), and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure, or misappropriation of, or access to, our customers’, consumers’, or employees’ personal information, or our own business data. Such incidents could also lead to product code‑base and game distribution platform exploitation, should undetected viruses, spyware, or other malware be inserted into our products, services, or networks, or systems used by our consumers. We have implemented cybersecurity programs and the tools, technologies, processes, and procedures intended to secure our data and systems, and prevent and detect unauthorized access to, or loss of, our data, or the data of our customers, consumers, or employees. However, because these cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming service could also disrupt the operation of such game or platform. If we are subject to cybersecurity breaches, or a security‑related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage. Additionally, although we maintain insurance policies, they may be insufficient to reimburse the Company for all losses or all types of claims that may be caused by cyberbreaches or system or network disruptions, and it is uncertain whether we will be able to maintain our current level of coverage in the future. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, like individual claims and regulatory investigations and actions, including fines, especially if there is loss, disclosure, or misappropriation of, or access to, our customers’ personal information or other sensitive information, or there is otherwise an intrusion into our customers’ privacy.

Significant disruption during our live events may adversely affect our business.

We, as well as the teams in the esports leagues we operate, host numerous live events each year, many of which are attended by a large number of people. There are many risks that are inherent in large gatherings of people, including the risk of an actual or threatened terrorist act, fire, explosion, protests, and riots, and other safety or security issues, any one of which could result in injury or death to attendees and/or damage to the facilities at which such an event is hosted. While we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by such an event. Moreover, if there were a public perception that the safety or security measures are inadequate at the events we host or events hosted by teams in the esports leagues we operate, whether or not the case, it could result in reputational damage and a decline in future attendance at events hosted by us or those teams. Any one of these things could harm our business.

Catastrophic events may disrupt our business.

Our corporate headquarters and our primary corporate data center are located in the Los Angeles, California area, which is near a major earthquake fault. A major earthquake or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or otherwise prevents us from conducting our normal business operations, could require significant expenditures to resume operations and negatively impact our business. While we maintain insurance coverage for some of these events, the potential liabilities associated with such events could exceed the insurance coverage we maintain. Further, our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. Any such event could also limit the ability of retailers, distributors, or our other customers to sell or distribute our products.

Provisions in our corporate documents and Delaware state law could delay or prevent a change of control.

Our Fourth Amended and Restated Bylaws contain a provision regulating the ability of shareholders to bring matters for action before annual and special meetings. The regulations on shareholder action could make it more difficult for any person seeking to acquire control of the Company to obtain shareholder approval of actions that would support this effort. In addition, our Third Amended and Restated Certificate of Incorporation authorizes the issuance of so‑called “blank check” preferred stock. This ability of our Board of Directors to issue and fix the rights and preferences of preferred stock could effectively dilute the interests of any person seeking control or otherwise make it more difficult to obtain control.

Regulatory and Legal Risks

We may be involved in legal proceedings that have a negative impact on our business.

From time to time, we are involved in claims, suits, investigations, audits, and proceedings arising in the ordinary course of our business, including with respect to intellectual property, competition and antitrust, regulatory, tax, privacy, labor and employment, compliance, unclaimed property, liability and personal injury, product damage, collection, and/or commercial matters. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation.

Claims, suits, investigations, audits, and proceedings are inherently difficult to predict, and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings can have a negative impact on us due to reputational harm, legal costs, diversion of management resources, and other factors. It is also possible that a resolution of one or more such proceedings could result in substantial settlements, judgments, fines or penalties, injunctions, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring us to change our development process or other business practices.

There is also inherent uncertainty in determining reserves for these matters. Significant judgment is required in the analysis of these matters, including assessing the probability of potential outcomes and determining whether a potential exposure can be reasonably estimated. In making these determinations, we, in consultation with outside counsel, examine the relevant facts and circumstances on a quarterly basis assuming, as applicable, a combination of settlement and litigated outcomes and strategies. Further, it may take time to develop factors on which reasonable judgments and estimates can be based.

We regard our software as proprietary and rely on a variety of methods, including a combination of copyright, patent, trademark, and trade secret laws, and employee and third‑party non‑disclosure agreements, to protect our proprietary rights. We own or license various copyrights, patents, trademarks, and trade secrets. The process of registering and protecting these rights in various jurisdictions is expensive and time‑consuming. Further, we are aware that some unauthorized copying and piracy occurs, and if a significantly greater amount of unauthorized copying or piracy of our software products were to occur, it could negatively impact our business. We also cannot be certain that existing intellectual property laws will provide adequate protection for our products in connection with emerging technologies or that we will be able to effectively protect our intellectual property through litigation and other means.

Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be negatively impacted.

The video game industry continues to evolve, and new and innovative business opportunities are often subject to new attempts at regulation. As such, legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. These laws, regulations, and investigations are related to protection of minors, gambling, screen time, business models, consumer privacy, accessibility, advertising, taxation, payments, intellectual property, distribution, and antitrust, among others.

For example, many foreign countries have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced at one time or another at the federal and state levels in the United States, including legislation that attempts to impose additional taxes based on content). In addition, certain jurisdictions have laws that restrict or prohibit marketing or distribution of interactive entertainment software products with random digital item mechanics, which some of our online games and services include, or subject such products to additional regulation and oversight, such as reporting to regulators. Certain jurisdictions also have laws that restrict or prohibit certain types of esports tournaments. We also sometimes offer consumers of our online and casual games various types of contests and promotional opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of tournaments and games, many of which are still evolving and could be interpreted in ways that could harm our business. Further, the growth and development of electronic commerce, virtual items, and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies such as ours conducting business through the Internet and mobile devices, including related to screen time. Also, existing laws or new laws regarding the marketing of in‑app purchases, regulation of currency, banking institutions, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods. Additionally, laws may limit or prevent the auto-renewal of contracts and subscriptions. Further, the European Commission has recently imposed a large antitrust fine on a number of other game publishers who had been geoblocking certain EU countries. In addition, in 2019 the World Health Organization included “gaming disorder” in the 11th Revision of the International Classification of Diseases (ICD-11), leading some countries to consider legislation and policies aimed at addressing this issue. Moreover, the public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers’ willingness to purchase our products.

The adoption and enforcement of legislation that restricts the marketing, content, business model, or sales of our products in countries in which we do business may harm the sales of our products, as the products we are able to offer to our customers and the size of the potential audience for our products may be limited. We may be required to modify certain product development processes or products or alter our marketing strategies to comply with regulations, which could be costly or delay the release of our products. In addition, the laws and regulations affecting our products vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. Failure to comply with any applicable legislation may also result in government‑imposed fines or other penalties, as well as harm to our reputation.

Change in government regulations relating to the Internet could negatively impact our business.

We rely on our consumers’ access to significant levels of Internet bandwidth for the sale and digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws impacting “net neutrality” or the availability of bandwidth could impair our consumers’ online video game experiences, decrease the demand for our products and services or increase our cost of doing business. Although certain jurisdictions have implemented laws and regulations intended to prevent Internet service providers from discriminating against particular types of legal traffic on their networks, other jurisdictions may lack such laws and regulations or repeal existing laws or regulations. For example, in December 2017, the Federal Communications Commission voted to repeal net neutrality regulations in the U.S. and, following that decision, several states enacted net neutrality regulations. Given uncertainty around these rules relating to the Internet, including changing interpretations, amendments, or repeal of those rules, coupled with the potentially significant political and economic power of local Internet service providers and the relatively significant level of Internet bandwidth access our products and services require, we could experience discriminatory or anti‑competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively impact our business.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Consumers play certain of our games online using our own distribution platforms, including Blizzard Battle.net, third‑party platforms and networks, through online social platforms, and on mobile devices. We collect and store information about our consumers, including consumers who play these games. In addition, we collect and store information about our employees. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information, including the E.U.’s General Data Protection Regulation (the “GDPR”), the U.S. Children’s Online Privacy Protection Act, which regulates the collection, use, and disclosure of personal information from children under 13 years of age, and the California Consumer Privacy Act, among others. Failure to comply with any of these laws or regulations may increase our costs, subject us to expensive and distracting government investigations, result in substantial fines, or result in lawsuits and claims against us to the extent these laws include a private right of action.

Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future and may be inconsistent from jurisdiction to jurisdiction. For example, the E.U. has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy and protection regulations, including those imposed under the GDPR. The U.S. government, including the Federal Trade Commission and the Department of Commerce, as well as various U.S. state governments, are continuing to review the need for greater regulation over the collection, sharing, use, or sale of personal information and information about consumer behavior on the Internet and on mobile devices. Complying with emerging and changing laws could require us to incur substantial costs or impact our approach to operating and marketing our games. Due to the rapidly changing nature of these data privacy protection laws, there is not always clear guidance from the respective governments and regulators regarding the interpretation of the law, which may create the risk of an inadvertent violation. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers and external data processors to assist us in ensuring compliance with these various types of regulations, and a violation by one of these third parties may also subject us to government investigations and result in substantial fines.

Player interaction with our games is subject to our privacy policies, end user license agreements (“EULAs”), and terms of service. If we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy‑related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition, and harm our business. If regulators, the media, consumers, or employees raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively impact our financial condition, or damage our business.

Our games are subject to scrutiny regarding the appropriateness of their content. If we fail to receive our target ratings for certain titles, or if our retailers refuse to sell such titles due to what they perceive to be objectionable content, it could have a negative impact on our business.

Our console and PC games are subject to ratings by the Entertainment Software Rating Board (the “ESRB”), a self‑regulatory body based in the U.S. that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity, or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (“IARC”) rating system. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product or may prevent its sale altogether in certain territories. Further, if one of our games is “re‑rated” for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

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

Financial and Economic Risks

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

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, which could fluctuate against the U.S. dollar. Since we have significant international sales but incur the majority of our costs in the United States, the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures and managed these exposures with natural offsets. However, there can be no assurance that we will continue our hedging programs, or that we will be successful in managing exposure to currency exchange rate risks whether or not we do so.

Our reported financial results could be significantly impacted by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have affected, and could further significantly affect, the way we report revenues related to our products and services. We recognize a majority of the revenues from video games that include an online service on a deferred basis over an estimated service period for such games. In addition, we defer the cost of revenues of those products. Further, as we increase our downloadable content and add new features to our online services, our estimate of the service period may change, and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand, and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and income taxes, could have a significant impact on our reported net revenues, net income and earnings per share under generally accepted accounting principles in the United States in any given period.

The insolvency or business failure of any of our business partners could negatively impact us.

Our sales, whether digital or retail, are concentrated in a small number of large customers, which makes us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. Retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased and, as a result, our reserves for doubtful accounts and write‑off of accounts receivable could increase and, even if increased, may turn out to be insufficient. While we have insurance to protect against a customer’s bankruptcy, insolvency, or liquidation, this insurance typically contains a significant deductible and co‑payment obligation and does not cover all instances of non‑payment. Further, a payment default or the insolvency or business failure of, other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable, and could negatively impact our business. In addition, having such a large portion of our total net revenues concentrated in a few customers reduces our negotiating leverage with these customers.

Because our products and services are discretionary spending, if general economic conditions decline, demand for our products could decline.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal corporate and administrative offices, which include our Activision segment’s headquarters, are located in Santa Monica, California. Our Activision segment also leases office space for development studio personnel throughout the U.S., primarily in California, New York, and Wisconsin. We also lease office space in Irvine, CA for our Blizzard segment’s headquarters, which include administrative and development studio space. We lease office space in London, United Kingdom for our King segment’s headquarters, as well as office space for additional administrative and development studio space in Barcelona, Spain and Stockholm, Sweden.

We anticipate no difficulty in extending the leases of our facilities or obtaining comparable facilities in suitable locations, as needed, and we consider our facilities to be adequate for our current needs.

Item 3.    LEGAL PROCEEDINGS

Refer to Note 22 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our legal proceedings.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI”. At February 16, 2021, there were 1,524 holders of record of our common stock.

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

The following graph and table compare the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the RDG Technology Composite Index. The graph and table assume that $100 was invested on December 31, 2015, and that dividends were reinvested daily. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Activision Blizzard, Inc.
Nasdaq Composite
S&P 500
RDG Technology Composite

Fiscal year ending December 31:	12/15	12/16	12/17	12/18	12/19	12/20
Activision Blizzard, Inc.	$100.00	$94.04	$165.89	$122.64	$157.75	$248.10
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
RDG Technology Composite	100.00	114.21	156.95	157.68	231.96	340.33

Cash Dividends

We have paid a dividend annually since 2010. Below is a summary of cash dividends paid over the past three fiscal years, along with the dividend most recently declared by the Board of Directors that will be paid in May 2021:

Year	Per Share Amount	Record Date	Dividend Payment Date
2021	$0.47	4/15/2021	5/6/2021
2020	$0.41	4/15/2020	5/6/2020
2019	$0.37	3/28/2019	5/9/2019
2018	$0.34	3/30/2018	5/9/2018

Future dividends will depend upon our earnings, financial condition, cash requirements, anticipated future prospects, and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future.

Issuer Purchase of Equity Securities

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. To date, we have not repurchased any shares under this program.

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock during the two-year period from February 14, 2019 until the earlier of February 13, 2021 and a determination by the Board of Directors to discontinue the repurchase program. We did not repurchase any shares under this program.

Item 6.    SELECTED FINANCIAL DATA

Not applicable.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, PCs, and mobile devices. We also operate esports leagues and offer digital advertising within some of our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally developed intellectual properties.

(i) Activision

Activision delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision also includes the activities of the Call of Duty League, a global professional esports league with city-based teams.

(ii) Blizzard

Blizzard delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard also includes the activities of the Overwatch League, a global professional esports league with city-based teams.

(iii) King

King delivers content primarily through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on the mobile platform.

Other

We also engage in other businesses that do not represent reportable segments, including the Distribution business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

2020 financial highlights included:

•consolidated net revenues increased 25% to $8.1 billion and consolidated operating income increased 70% to $2.7 billion, as compared to consolidated net revenues of $6.5 billion and consolidated operating income of $1.6 billion in 2019;

•diluted earnings per common share increased to $2.82, as compared to $1.95 in 2019; and

•cash flows from operating activities were approximately $2.25 billion, an increase of 23%, as compared to $1.83 billion in 2019.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the year ended December 31, 2020, include a net effect of $333 million and $238 million, respectively, from the deferral of net revenues and related cost of revenues.

Additionally, for the year ended December 31, 2020 and 2019, 16% and 18% of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” respectively, while “over-time and other” revenues were 84% and 82%, of total net revenues, respectively. Revenue recognized at a “point-in-time” is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business. “Over-time and other revenue” is primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

Content Release and Event Highlights

Throughout the year we regularly release new content through seasonal and live services updates within our franchises, including Call of Duty, Candy Crush, and Hearthstone. In addition to these updates, notable game releases during 2020, included:

•Activision’s Call of Duty: Warzone, a free-to-play experience on console and PC platforms;

•Activision’s Tony Hawk’sTM Pro SkaterTM 1 and 2;

•Activision’s CrashTM Bandicoot 4: It’s About TimeTM;

•Activision’s Call of Duty: Black Ops Cold War; and

•Blizzard’s World of Warcraft: Shadowlands.

International Sales

International sales are a fundamental part of our business. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Net revenues from international sales accounted for approximately 52%, 54%, and 54% of our total consolidated net revenues for the years ended December 31, 2020, 2019, and 2018, respectively. The majority of our net revenues from foreign countries are generated by consumers in Australia, Canada, China, France, Germany, Italy, Japan, South Korea, Spain, Sweden, and the U.K. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

Operating Metrics

The following operating metrics are key performance indicators that we use to evaluate our business. The key drivers of changes in our operating metrics are presented in the order of significance.

Net bookings and In-game net bookings

We monitor net bookings and in-game net bookings as key operating metrics in evaluating the performance of our business because they enable an analysis of performance based on the timing of actual transactions with our customers and provide a more timely indication of trends in our operating results. Net bookings is the net amount of products and services sold digitally or sold-in physically in the period, and includes license fees, merchandise, and publisher incentives, among others. Net bookings is equal to net revenues excluding the impact from deferrals. In-game net bookings primarily includes the net amount of microtransactions and downloadable content sold during the period, and is equal to in-game net revenues excluding the impact from deferrals.

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Years Ended December 31,		Increase (Decrease)
	2020	2019
Net bookings	$8,419	$6,388	$2,031
In-game net bookings	$4,852	$3,366	$1,486

Net bookings

The increase in net bookings for 2020, as compared to 2019, was primarily due to:

•a $1.7 billion increase in Activision net bookings driven by higher net bookings from (1) Call of Duty: Modern Warfare (which was released in October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone, from its release in March 2020 through December 16, 2020, the launch date of Call of Duty: Black Ops Cold War Season 1 content; after December 16, 2020, Call of Duty: Warzone revenues are associated with Call of Duty: Black Ops Cold War content and included within that title’s revenue), as compared to Call of Duty: Black Ops 4, which was released in October 2018, (2) Call of Duty: Mobile, which was released in October 2019, and (3) the Call of Duty franchise catalog titles, partially offset by lower net bookings from SekiroTM: Shadows Die Twice, which was released in March 2019;

•a $186 million increase in Blizzard net bookings driven by higher net bookings from World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020, partially offset by lower net bookings from Overwatch;

•a $133 million increase in King net bookings driven by higher net bookings from advertising and in-game player purchases, primarily in the Candy Crush franchise; and

•a $116 million increase in net bookings from our Distribution business.

In-game net bookings

The increase in in-game net bookings for 2020, as compared to 2019, was primarily due to:

•a $1.4 billion increase in Activision in-game net bookings, driven by higher in-game net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4 and (2) Call of Duty: Mobile; and

•a $75 million increase in Blizzard in-game net bookings, driven by World of Warcraft.

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

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Activision	128	111	125	102	128
Blizzard	29	30	32	32	32
King	240	249	271	273	249
Total	397	390	428	407	409

Average MAUs increased by 7 million, or 2%, for the three months ended December 31, 2020, as compared to the three months ended September 30, 2020, primarily due to an increase in average MAUs for Activision driven by the Call of Duty franchise due to (1) the November 2020 launch of Call of Duty: Black Ops Cold War, and (2) the December 2020 launch of Call of Duty: Mobile in China. The increase was partially offset by lower average MAUs across various franchises at King.

Average MAUs decreased by 12 million, or 3%, for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. The year-over-year decrease in average MAUs is due to:

•lower average MAUs across King’s various franchises, primarily from non-Candy Crush franchises; and

•lower average MAUs across Blizzard, primarily from Overwatch.

Management’s Overview of Business Trends

Impacts of the Global COVID-19 Pandemic

Refer to the “Impacts of the Global COVID-19 Pandemic” section under Part I, Item 1 “Business” for discussion on the impacts of COVID-19 on our business.

Interactive Entertainment Growth

Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate, based on consumer spending, that the total industry has grown, on average, 17% annually from 2017 to 2020. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions gain access to this form of entertainment.

Mobile Gaming and Free-to-Play Games

Wide adoption of smartphones globally and the free-to-play business model on mobile platforms have increased the total addressable audience for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than console and PC gaming, and continues to grow at a significant rate. King is a leading developer of mobile and free-to-play games, and our other business units have mobile efforts underway that present the opportunity for us to expand the reach of, and drive additional player investment in, our franchises. The 2019 launch of Call of Duty: Mobile is an example of these efforts.

In addition, the free-to-play business model, which allows players to try a new game with no upfront cost, has begun to receive broader acceptance on PC and console platforms. This provides opportunities for us to increase the reach of our franchises through free-to-play offerings, which, in turn, provides opportunities to further drive player investment, as was seen with our recent Call of Duty: Warzone release.

Concentration of Sales Among the Most Popular Franchises

The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises. Of the top 10 gaming franchises in the U.S. in 2020, all 10 were established prior to 2020.

A significant portion of our revenues historically has been derived from video games based on a few popular franchises, and these video games have also been responsible for a disproportionately higher percentage of our profits. For example, in 2020, the Call of Duty, Candy Crush, and World of Warcraft franchises, collectively, accounted for 76% of our consolidated net revenues—and a significantly higher percentage of our operating income.

In addition to investing in new content for our top franchises, with the aim of releasing such content more frequently, we are continually exploring additional ways to expand those franchises, such as our recent release of Activision’s Call of Duty: Warzone. Additionally, we have been increasing our development efforts to focus on expanding our franchises to the mobile platform, as demonstrated by the release of Call of Duty: Mobile, as well as our plans for Diablo Immortal™ and Crash Bandicoot: On the Run!™, which are both currently in development.

Overall, we expect that a limited number of popular franchises will continue to produce a disproportionately high percentage of our, and the industry’s, revenues and profits in the near future. Accordingly, our ability to maintain our top franchises and our ability to successfully compete against our competitors’ top franchises can significantly impact our performance.

Recurring Revenue Business Models

Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business further towards a more consistently recurring and year-round model. While our business does continue to experience some periods of “seasonality” driven primarily by the timing of our releases of new premium full games, our in-game content and free-to-play offerings allow our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenues, but it can also increase player engagement.

Opportunities to Expand Franchises Outside of Games

Our fans spend significant time engaging in our franchises and investing through purchases of our game content, including full games and in-game content. Given the passion our players have for our franchises, we believe there are emerging opportunities to drive additional engagement and investment in our franchises outside of games, such as with our Overwatch and Call of Duty leagues. Our efforts to build these adjacent opportunities are still relatively nascent.

Upcoming Content Release Highlights

In the second half of 2021, we plan to release the next premium title in our Call of Duty franchise. In addition, throughout the year we expect to deliver ongoing content for our various franchises, including continued in-game content for Call of Duty: Black Ops Cold War, which includes seasonal content updates for Call of Duty: Warzone, seasonal content updates for Call of Duty: Mobile, content updates for World of Warcraft, expansion packs and content updates for Hearthstone, and continued releases of content, features, and services across King’s portfolio with an ongoing focus on the Candy Crush franchise. We will also continue to invest in opportunities that we think have the potential to drive our growth over the long-term, including continuing to build on our advertising initiatives and investments in mobile titles, some of which we anticipate will launch in 2021, including Crash Bandicoot: On the Run and Diablo Immortal.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Years Ended December 31,
	2020		2019
Net revenues
Product sales	$2,350	29%	$1,975	30%
In-game, subscription, and other revenues	5,736	71	4,514	70
Total net revenues	8,086	100	6,489	100

Costs and expenses
Cost of revenues—product sales:
Product costs	705	30	656	33
Software royalties, amortization, and intellectual property licenses	269	11	240	12
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,131	20	965	21
Software royalties, amortization, and intellectual property licenses	155	3	233	5
Product development	1,150	14	998	15
Sales and marketing	1,064	13	926	14
General and administrative	784	10	732	11
Restructuring and related costs	94	1	132	2
Total costs and expenses	5,352	66	4,882	75

Operating income	2,734	34	1,607	25
Interest and other expense (income), net	87	1	(26)	—
Loss on extinguishment of debt (1)	31	—	—	—
Income before income tax expense	2,616	32	1,633	25
Income tax expense	419	5	130	2
Net income	$2,197	27%	$1,503	23%

(1)    Represents the loss on extinguishment of debt we recognized in connection with our debt financing activities during the year ended December 31, 2020. Refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further disclosures regarding our debt obligations.

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Years Ended December 31,
	2020	2019	Increase/ (decrease)	% Change
Consolidated net revenues	$8,086	$6,489	$1,597	25%
In-game net revenues (1)	$4,571	$3,376	$1,195	35%

(1)    In-game net revenues primarily includes the net amount of revenue recognized for microtransactions and downloadable content during the period.

Consolidated net revenues

The increase in consolidated net revenues for 2020, as compared to 2019, was primarily driven by an increase in revenues of $1.9 billion due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020;

•our Distribution business;

•the Candy Crush franchise; and

•the Call of Duty franchise catalog titles.

The increase was partially offset by a decrease in revenues of $339 million due to lower revenues from:

•Overwatch;

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare; and

•Sekiro: Shadows Die Twice, which was released in March 2019.

In-game net revenues

The increase in in-game net revenues for 2020, as compared to 2019, was primarily driven by an increase in in-game net revenues of $1.2 billion due to higher in-game net revenues from:

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

Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	For the Year Ended December 31, 2020				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,942	$1,794	$2,164	$7,900	$1,723	$118	$133	$1,974
Intersegment net revenues (1)	—	111	—	111	—	68	—	68
Segment net revenues	$3,942	$1,905	$2,164	$8,011	$1,723	$186	$133	$2,042

Segment operating income	$1,868	$693	$857	$3,418	$1,018	$229	$117	$1,364

	For the Year Ended December 31, 2019
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,219	$1,676	$2,031	$5,926
Intersegment net revenues (1)	—	43	—	43
Segment net revenues	$2,219	$1,719	$2,031	$5,969

Segment operating income	$850	$464	$740	$2,054

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$8,011	$5,969
Revenues from non-reportable segments (1)	519	462
Net effect from recognition (deferral) of deferred net revenues (2)	(333)	101
Elimination of intersegment revenues (3)	(111)	(43)
Consolidated net revenues	$8,086	$6,489

Reconciliation to consolidated income before income tax expense:
Segment operating income	$3,418	$2,054
Operating income (loss) from non-reportable segments (1)	(55)	24
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(238)	52
Share-based compensation expense (Note 16)	(218)	(166)
Amortization of intangible assets	(79)	(203)
Restructuring and related costs (Note 17)	(94)	(137)
Discrete tax-related items (4)	—	(17)
Consolidated operating income	2,734	1,607
Interest and other expense (income), net	87	(26)
Loss on extinguishment of debt	31	—
Consolidated income before income tax expense	$2,616	$1,633

(1)Includes other income and expenses from operating segments managed outside the reportable segments, including our Distribution business. Also includes unallocated corporate income and expenses.

(2)Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and then recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. The related cost of revenues is deferred and recognized as an expense as the related revenues are recognized. This table reflects the net effect from the deferrals of revenues and recognition of deferred revenues, along with the related cost of revenues, on certain of our online enabled products.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

(4)Reflects the impact of other unusual or unique tax-related items and activities.

Segment Net Revenues

Activision

The increase in Activision’s segment net revenues for 2020, as compared to 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019; and

•the Call of Duty franchise catalog titles.

The increase was partially offset by lower revenues from Sekiro: Shadows Die Twice, which was released in March 2019.

Blizzard

The increase in Blizzard’s segment net revenues for 2020, as compared to 2019, was primarily due to higher revenues from World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020. The increase was partially offset by lower revenues from Overwatch.

King

The increase in King’s net revenues for 2020, as compared to 2019, was primarily due to higher revenues from advertising and in-game player purchases, primarily in the Candy Crush franchise.

Segment Income from Operations

Activision

The increase in Activision’s operating income for 2020, as compared to 2019, was primarily due to higher segment net revenues.

The increase was partially offset by:

•higher cost of revenues and marketing costs for the Call of Duty franchise; and

•higher product development costs driven by higher personnel bonuses as a result of strong business performance.

Blizzard

The increase in Blizzard’s operating income for 2020, as compared to 2019, was primarily due to:

•higher segment net revenues;

•lower product development costs, despite an increase in personnel costs, driven by higher capitalization of software development costs from the timing of game development cycles; and

•lower general and administrative costs.

The increase was partially offset by higher cost of revenues, primarily from higher software amortization and higher marketing costs related to the launch of World of Warcraft: Shadowlands.

King

The increase in King’s operating income for 2020, as compared to 2019, was primarily due to:

•higher segment net revenues; and

•lower general and administrative costs.

The increase was partially offset by higher marketing costs, driven by the Candy Crush franchise.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $61 million and a negative impact of $126 million on reportable segment net revenues for 2020 and 2019, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Years Ended December 31,
	2020	2019	Increase/ (decrease)	% Change
Net revenues by distribution channel:
Digital online channels (1)	$6,658	$4,932	$1,726	35%
Retail channels	741	909	(168)	(18)
Other (2)	687	648	39	6
Total consolidated net revenues	$8,086	$6,489	$1,597	25

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for 2020, as compared to 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Mobile, which was released in October 2019;

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020;

•the Call of Duty franchise catalog titles; and

•the Candy Crush franchise, driven by higher revenues from advertising and in-game player purchases.

This increase was partially offset by lower revenues from Overwatch.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for 2020, as compared to 2019, was primarily due to lower revenues from:

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare; and

•Sekiro: Shadows Die Twice, which was released in March 2019.

The decrease was partially offset by higher revenues from:

•Crash Bandicoot 4: It’s About Time; which was released in October 2020; and

•Tony Hawk’s Pro Skater 1 and 2, which was released in September 2020.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Years Ended December 31,
	2020	2019	Increase/ (decrease)	% Change
Net revenues by platform:
Console	$2,784	$1,920	$864	45%
PC	2,056	1,718	338	20
Mobile and ancillary (1)	2,559	2,203	356	16
Other (2)	687	648	39	6
Total consolidated net revenues	$8,086	$6,489	$1,597	25

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

The increase in net revenues from the console platform for 2020, as compared to 2019, was primarily due to higher revenues from Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018. The increase was partially offset by lower revenues from Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare.

PC

The increase in net revenues from the PC platform for 2020, as compared to 2019, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020.

The increase was partially offset by lower revenues from Overwatch.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for 2020, as compared to 2019, was primarily due to higher revenues from:

•Call of Duty: Mobile, which was released in October 2019; and

•the Candy Crush franchise, driven by higher revenues from advertising and in-game player purchases.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Year Ended December 31, 2020	% of associated net revenues	Year Ended December 31, 2019	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$705	30%	$656	33%	$49
Software royalties, amortization, intellectual property licenses	269	11	240	12	29
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,131	20	965	21	166
Software royalties, amortization, intellectual property licenses	155	3	233	5	(78)
Total cost of revenues	$2,260	28%	$2,094	32%	$166

Cost of Revenues—Product Sales:

The increase in product costs for 2020, as compared to 2019, was primarily due to an increase in product costs for our Distribution business as a result of higher revenues.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for 2020, as compared to 2019, was primarily due to a $32 million increase in software amortization and royalties from Activision, driven by software amortization and royalties from the 2020 releases of (1) Tony Hawk’s Pro Skater 1 and 2, (2) Crash Bandicoot 4: It’s About Time, and (3) Call of Duty: Modern Warfare 2 Campaign Remastered; partially offset by lower software amortization and royalties from:

•Sekiro: Shadows Die Twice, which was released in March 2019; and

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

Cost of Revenues—In-game, Subscription, and Other Revenues:

The increase in game operations and distribution costs for 2020, as compared to 2019, was primarily due to (1) an increase of $114 million in service provider fees such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), payment processor fees, and server bandwidth fees, as a result of higher revenues, and (2) an increase of $64 million associated with our professional esports leagues, which includes event and production costs associated with the inaugural season of the Call of Duty League in 2020.

The decrease in software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for 2020, as compared to 2019, was primarily due to a decrease of $128 million in amortization of internally-developed franchise intangible assets acquired as part of our 2016 acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $46 million, driven by Call of Duty: Mobile, which was released in October 2019.

Product Development (amounts in millions)

	Year Ended December 31, 2020	% of consolidated net revenues	Year Ended December 31, 2019	% of consolidated net revenues	Increase (Decrease)
Product development	$1,150	14%	$998	15%	$152

The increase in product development costs for 2020, as compared to 2019, was primarily due to higher development costs of $261 million, driven by higher personnel bonuses as a result of strong business performance. The increase was partially offset by a $108 million increase in capitalization of development costs, driven by the timing of Blizzard’s game development cycles.

Sales and Marketing (amounts in millions)

	Year Ended December 31, 2020	% of consolidated net revenues	Year Ended December 31, 2019	% of consolidated net revenues	Increase (Decrease)
Sales and marketing	$1,064	13%	$926	14%	$138

The increase in sales and marketing expenses for 2020, as compared to 2019, was primarily due to an increase of $159 million in marketing spending, driven by the Call of Duty, World of Warcraft, and Candy Crush franchises.

General and Administrative (amounts in millions)

	Year Ended December 31, 2020	% of consolidated net revenues	Year Ended December 31, 2019	% of consolidated net revenues	Increase (Decrease)
General and administrative	$784	10%	$732	11%	$52

The increase in general and administrative expenses for 2020 as compared to 2019, was primarily due to a $48 million increase in personnel costs as a result of higher share-based compensation.

Restructuring and related costs (amounts in millions)

	Year Ended December 31, 2020	% of consolidated net revenues	Year Ended December 31, 2019	% of consolidated net revenues	Increase (Decrease)
Restructuring and related costs	$94	1%	$132	2%	$(38)

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of our business. Since then, we have been, and will continue focusing on these goals as we continue to execute against our plan. The restructuring and related costs incurred during 2020 relate primarily to severance costs. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general and administrative activities is expected to be offset by increased investment in product development. Refer to Note 17 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	Year Ended December 31, 2020	% of consolidated net revenues	Year Ended December 31, 2019	% of consolidated net revenues	Increase (Decrease)
Interest and other expense (income), net	$87	1%	$(26)	—%	$113

The increase in interest and other expense (income), net, for 2020, as compared to 2019, was primarily due to:

•a $58 million decrease in interest income driven by lower returns on our investment portfolio as a result of interest rate cuts, reflecting actions by central banks around the world;

•a $38 million gain recognized in the prior-year period as a result of adjusting a cost-method equity investment to fair value, as compared to a $3 million gain recorded in the current year; and

•a $7 million gain recognized in the prior-year period from the settlement of available for sale securities, as compared to a $4 million loss recorded in the current year.

Income Tax Expense (amounts in millions)

	Year Ended December 31, 2020	% of Pretax income	Year Ended December 31, 2019	% of Pretax income	Increase (Decrease)
Income tax expense	$419	16%	$130	8%	$289

For the years ended December 31, 2020 and 2019, the Company’s income before income tax expense was $2.6 billion and $1.6 billion, respectively, and our income tax expense was $419 million (or a 16% effective tax rate) and $130 million (or an 8% effective tax rate), respectively. Our full year 2020 effective tax rate of 16% is lower than the U.S. statutory rate of 21% primarily due to a U.S. tax benefit from foreign-derived intangible income, a one-time benefit from deferred tax asset remeasurement, and excess tax benefits from share-based payments.

The effective tax rate in 2020 was higher than in 2019, primarily due to one-time tax benefits reported in the prior year related to the intra-entity transfer of certain intellectual property rights, partially offset by changes in the Company's liability for uncertain tax positions and audit settlements.

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

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $62 million and a negative impact of $150 million on our consolidated net revenues in 2020 and 2019, respectively, as compared to the same periods in the previous year.

Changes in foreign exchange rates had a positive impact of $35 million and a negative impact of $71 million on our consolidated operating income in 2020 and 2019, respectively, as compared to the same periods in the previous year.

Comparison of 2019 to 2018

For the comparison of 2019 to 2018, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $8.8 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund cash outflows such as potential dividend payments or share repurchases, and scheduled debt maturities (the next of which is in 2026), include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of December 31, 2020, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.5 billion, as compared to $2.8 billion as of December 31, 2019. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	For the Years Ended December 31,
	2020	2019	Increase (Decrease)
Cash and cash equivalents	$8,647	$5,794	$2,853
Short-term investments	170	69	101
	$8,817	$5,863	$2,954
Percentage of total assets	38%	30%

	For the Years Ended December 31,
	2020	2019	Increase (Decrease)
Net cash provided by operating activities	$2,252	$1,831	$421
Net cash used in investing activities	(178)	(22)	(156)
Net cash provided by (used in) financing activities	711	(237)	948
Effect of foreign exchange rate changes	69	(3)	72
Net increase in cash and cash equivalents and restricted cash	$2,854	$1,569	$1,285

Net Cash Provided by Operating Activities

The primary driver of net cash flows associated with our operating activities is the income generated from the sale of our products and services. These are typically partially offset by: working capital requirements used in the development, sale, and support of our products; payments for interest on our debt; payments for tax liabilities; and payments to our workforce.

Net cash provided by operating activities for 2020 was $2.25 billion, as compared to $1.83 billion for 2019. The increase was primarily due to higher net income, partially offset by higher tax payments and changes in our working capital resulting from the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for 2020 was $178 million, as compared to $22 million for 2019. The increase in cash used in investing activities was primarily due to the net purchases of available-for-sale investments of $100 million in 2020, as compared to net proceeds from maturities of available-for-sale investments of $88 million in 2019. This was partially offset by capital expenditures of $78 million in 2020, which were lower than the capital expenditures of $116 million in 2019.

Net Cash Provided by (Used in) Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash provided by financing activities for 2020 was $711 million, as compared to net cash used in financing activities of $237 million for 2019. The change was primarily attributed to:

•our debt financing activities—for 2020 we had net debt proceeds of approximately $896 million resulting from the issuance of an aggregate principal amount of $2.0 billion of new notes and the early redemption of $1.05 billion of our previously outstanding notes, with no comparable activity for 2019 (refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion); and

•higher proceeds from issuances of common stock to employees of $170 million in 2020 as compared to $105 million in 2019.

The cash flows provided by the activities above were partially offset by higher dividends paid, with $316 million of dividend payments in 2020, as compared to $283 million for 2019.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $69 million and a negative impact of $3 million on our cash and cash equivalents for the years ended December 31, 2020 and 2019, respectively. The change is primarily due to changes in the value of the U.S. dollar relative to the euro and British pound.

Debt

At December 31, 2020 and December 31, 2019, our total outstanding debt was $3.6 billion and $2.7 billion, respectively, bearing interest at a weighted average rate of 2.87% and 3.18%, respectively.

A summary of our outstanding debt is as follows (amounts in millions):

	At December 31, 2020	At December 31, 2019
2021 Notes	$—	$650
2022 Notes	—	400
2026 Notes	850	$850
2027 Notes	400	$400
2030 Notes	500	$—
2047 Notes	400	$400
2050 Notes	1,500	$—
Total gross long-term debt	$3,650	$2,700
Unamortized discount and deferred financing costs	(45)	(25)
Total net carrying amount	$3,605	$2,675

Refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further disclosures regarding our debt obligations.

Dividends

On February 4, 2021, our Board of Directors declared a cash dividend of $0.47 per common share, payable on May 6, 2021, to shareholders of record at the close of business on April 15, 2021.

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. On May 6, 2020, we made an aggregate cash dividend payment of $316 million to shareholders of record at the close of business on April 15, 2020.

Capital Expenditures

We made capital expenditures of $78 million in 2020, as compared to $116 million in 2019. In 2021, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Commitments

Refer to Note 22 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our commitments, including a table showing contractual obligations.

Comparison of 2019 to 2018

For the comparison of 2019 to 2018, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, under the subheading “Liquidity and Capital Resources.”

Off-balance Sheet Arrangements

At December 31, 2020 and 2019, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. On January 1, 2018, we adopted the new accounting standard and related amendments.

We generate revenue primarily through the sale of our interactive entertainment content and services, principally for the console, PC, and mobile platforms, as well as through the licensing of our intellectual property. Our products span various genres, including first- and third-person action/adventure, role-playing, strategy, and “match three.” We primarily offer the following products and services:

•premium full games, which typically provide access to main game content after purchase;

•free-to-play offerings, which allow players to download the game and engage with the associated content for free;

•in-game content for purchase to enhance gameplay (i.e.microtransactions and downloadable content) available within both our full-game and free-to-play offerings; and

•subscriptions to players in our World of Warcraft franchise, which provide ongoing access to the game content.

When control of the promised products and services is transferred to our customers, we recognize revenue in the amount that reflects the consideration we expect to receive in exchange for these products and services.

We determine revenue recognition by:

•identifying the contract, or contracts, with a customer;

•identifying the performance obligations in each contract;

•determining the transaction price;

•allocating the transaction price to the performance obligations in each contract; and

•recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Product Sales

Product sales consist of sales of our games, including digital full-game downloads and physical products. We recognize revenues from the sale of our products after both (1) control of the products has been transferred to our customers and (2) the underlying performance obligations have been satisfied. Such revenues, which include our software products with significant online functionality and our online hosted software arrangements, are recognized in "Product sales" on our consolidated statement of operations.

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

In-game, Subscription, and Other Revenues

In-game Revenues

In-game revenues primarily includes revenue from microtransactions and downloadable content. Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the direct sales of virtual goods are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and our performance obligation is satisfied, which is generally the estimated service period.

Subscription Revenues

Subscription revenue arrangements are mostly derived from World of Warcraft, which is only playable online and is generally sold on a subscription-only basis. Revenues associated with the sales of subscriptions are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period as the performance obligations are satisfied.

Revenues attributable to the purchase of World of Warcraft software by our customers, including expansion packs, are classified as “Product sales,” whereas revenues attributable to subscriptions and other in-game revenues are classified as “In-game, subscription, and other revenues.”

Other Revenues

Other revenues primarily include revenues from software licensing and licensing of intellectual property other than software. These revenues are recognized in "In-game, subscription, and other revenues" on our consolidated statement of operations.

In certain countries we have software licensing arrangements where we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to specified or unspecified future updates. Our estimate of the selling price is comprised of several factors including, but not limited to, prior selling prices, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee (1) when we transfer control of the upfront license of intellectual property, (2) upon transfer of control of future specified updates, and/or (3) ratably over the contractual term in which we provide the customer with unspecified future updates. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee.

Revenues from the licensing of intellectual property other than software primarily include the licensing of our (1) brand, logo, or franchise to customers and (2) media content. Fixed fee payments from customers for the license of our brand or franchise are generally recognized over the license term. Fixed fee payments from customers for the license of our media content are generally recognized when control has transferred to the customer, which may be upfront or over time.

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

Estimated Service Period

We consider a variety of data points when determining the estimated service period for players of our games, including the weighted average number of days between players’ first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players’ first purchase date and last date played online. We also consider known online trends, the service periods of our previously released games, and, to the extent publicly available, the service periods of our competitors’ games that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of services to our customers, as it is the best representation of the time period during which our customers play our games. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current games are less than 12 months.

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft’s Xbox Games Store, Sony’s PSN, the Apple App Store, and the Google Play Store, to determine whether our revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining whether we are the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

•which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via the Apple App Store and the Google Play Store, and we report revenues on a net basis (i.e., net of fees retained by the digital storefront) for sales arrangements via Microsoft’s Xbox Games Store and Sony’s PSN.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Accounting Standards Codification Topic 740, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC Topic 740 and complex tax laws. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our business and results of operations in an interim period in which the uncertainties are ultimately resolved.

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

We are also subject to the continuous examination of our income tax returns by the IRS and are regularly subject to audit by other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act which also created a new minimum tax that applies to certain foreign earnings (“GILTI”). We have elected to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Software Development Costs

Software development costs include direct costs incurred for internally developed products, as well as payments made to independent software developers under development agreements. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to online hosted revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Significant management judgments and estimates are applied in assessing when capitalization commences for software development costs and the evaluation is performed on a product-by-product basis. Prior to a product’s release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of “Cost of revenues—software royalties, amortization, and intellectual property licenses.” Capitalized costs for products that are canceled or are expected to be abandoned are charged to “Product development” in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to “Product development.”

Commencing upon a product’s release, capitalized software development costs are amortized to “Cost of revenues—software royalties, amortization, and intellectual property licenses” based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of six months to approximately two years.

We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For products that have been released, the primary evaluation criterion is the actual performance of the title to which the costs relate. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Additionally, criteria used to evaluate expected product performance may include, as appropriate: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”) and Foreign Currency Forward Contracts Not Designated as Hedges

Refer to Note 10 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our Cash Flow Hedges and foreign currency forward contracts not designated as hedges.

In the absence of hedging activities for the year ended December 31, 2020, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $191 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2020, our $8.6 billion of cash and cash equivalents was comprised primarily of money market funds.

As of December 31, 2020, based on the composition of our investment portfolio and recent actions by central banks around the world, including the interest rate cuts by the U.S. Federal Reserve, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2020, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2020, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, we have not experienced any material impact to our internal control over financial reporting or our disclosure controls and procedures despite the fact that most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated by reference to the sections of our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders entitled “Proposal 1—Election of Directors,” “Corporate Governance Matters—Board of Directors and Committees—Board Committees,” “Corporate Governance Matters—Code of Conduct,” and, if applicable, “Beneficial Ownership Matters—Delinquent Section 16(a) Reports” to be filed with the SEC.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders entitled “Executive Compensation” and “Director Compensation” to be filed with the SEC.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders entitled “Beneficial Ownership Matters” and “Equity Compensation Plan Information” to be filed with the SEC.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders entitled “Corporate Governance Matters—Board of Directors and Committees” and “Certain Relationships and Related Person Transactions” to be filed with the SEC.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders entitled “Audit-Related Matters” to be filed with the SEC.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 55 herein.

	2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2020, 2019, and 2018 is filed as part of this report on page F-54 and should be read in conjunction with the consolidated financial statements of Activision Blizzard:

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

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision Blizzard, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Activision Blizzard, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Determination of Service Period for Online Functionality

As described in Note 2 to the consolidated financial statements, a portion of the Company’s $8.1 billion of revenues for the year ended December 31, 2020, is recognized ratably over the estimated service period for the portion of the transaction price allocable to the online functionality, which is generally less than twelve months. When determining the estimated service period for players of the Company’s games, management considers a variety of data points including the weighted-average number of days between the players’ first and last days played online, the average total hours played, the average number of days in which the player activity stabilizes, and the weighted-average number of days between players’ first purchase date and last date played online. Management also considers known online trends, the service period of their previously released games, and the service period of their competitors’ games that are similar in nature, to the extent they are publicly available. Determining the estimated service period is subjective and requires management’s judgment.

The principal considerations for our determination that performing procedures relating to revenue recognition - determination of the service period for the online functionality is a critical audit matter are the significant judgment by management when determining the service period, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the data used in developing the service period assumption, such as the player data assessed by management for historical or comparable titles to determine the weighted-average number of days between players’ first purchase date and last date played online, as well as qualitative factors utilized by management, such as analysis of competitor information.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the service period for the online functionality. These procedures also included, among others, (i) testing management’s process for determining the service period, (ii) testing management’s method of analyzing player data, (iii) testing the completeness and accuracy of underlying data used in the determination of the service period estimate, and (iv) evaluating the reasonableness of the service period by comparing it to similar or historical titles and competitor information.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 23, 2021

We have served as the Company’s auditor since 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	At December 31, 2020	At December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,647	$5,794
Accounts receivable, net of allowances of $83 and $132, at December 31, 2020 and December 31, 2019, respectively	1,052	848
Software development	352	322
Other current assets	514	328
Total current assets	10,565	7,292
Software development	160	54
Property and equipment, net	209	253
Deferred income taxes, net	1,318	1,293
Other assets	641	658
Intangible assets, net	451	531
Goodwill	9,765	9,764
Total assets	$23,109	$19,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$295	$292
Deferred revenues	1,689	1,375
Accrued expenses and other liabilities	1,116	1,248
Total current liabilities	3,100	2,915
Long-term debt, net	3,605	2,675
Deferred income taxes, net	418	505
Other liabilities	949	945
Total liabilities	8,072	7,040
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,202,906,087 and 1,197,436,644 shares issued at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	11,531	11,174
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2020 and December 31, 2019	(5,563)	(5,563)
Retained earnings	9,691	7,813
Accumulated other comprehensive loss	(622)	(619)
Total shareholders’ equity	15,037	12,805
Total liabilities and shareholders’ equity	$23,109	$19,845

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Net revenues
Product sales	$2,350	$1,975	$2,255
In-game, subscription, and other revenues	5,736	4,514	5,245
Total net revenues	8,086	6,489	7,500

Costs and expenses
Cost of revenues—product sales:
Product costs	705	656	719
Software royalties, amortization, and intellectual property licenses	269	240	371
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,131	965	1,028
Software royalties, amortization, and intellectual property licenses	155	233	399
Product development	1,150	998	1,101
Sales and marketing	1,064	926	1,062
General and administrative	784	732	822
Restructuring and related costs	94	132	10
Total costs and expenses	5,352	4,882	5,512

Operating income	2,734	1,607	1,988
Interest and other expense (income), net (Note 18)	87	(26)	71
Loss on extinguishment of debt	31	—	40
Income before income tax expense	2,616	1,633	1,877
Income tax expense	419	130	29
Net income	$2,197	$1,503	$1,848

Earnings per common share
Basic	$2.85	$1.96	$2.43
Diluted	$2.82	$1.95	$2.40

Weighted-average number of shares outstanding
Basic	771	767	762
Diluted	778	771	771

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$2,197	$1,503	$1,848
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	35	5	(9)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(36)	(15)	38
Unrealized gains (losses) on investments, net of tax	(2)	(8)	5
Total other comprehensive income (loss)	$(3)	$(18)	$34
Comprehensive income	$2,194	$1,485	$1,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,186	$—	(429)	$(5,563)	$10,747	$4,916	$(638)	$9,462
Cumulative impact from adoption of new revenue accounting standard	—	—	—	—	—	88	3	91
Components of comprehensive income:
Net income	—	—	—	—	—	1,848	—	1,848
Other comprehensive income (loss)	—	—	—	—	—	—	34	34
Issuance of common stock pursuant to employee stock options	5	—	—	—	98	—	—	98
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(93)	—	—	(93)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	211	—	—	211
Dividends ($0.34 per common share)	—	—	—	—	—	(259)	—	(259)
Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,593	$(601)	$11,392
Components of comprehensive income:
Net income	—	—	—	—	—	1,503	—	1,503
Other comprehensive income (loss)	—	—	—	—	—	—	(18)	(18)
Issuance of common stock pursuant to employee stock options	4	—	—	—	105	—	—	105
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(58)	—	—	(58)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	164	—	—	164
Dividends ($0.37 per common share)	—	—	—	—	—	(283)	—	(283)
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	$—	—	$—	$—	$(3)	$—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	2,197	—	2,197
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	(3)
Issuance of common stock pursuant to employee stock options	5	—	—	—	171	—	—	171
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(40)	—	—	(40)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	226	—	—	226
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at December 31, 2020	1,203	$—	(429)	$(5,563)	$11,531	$9,691	$(622)	$15,037
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$2,197	$1,503	$1,848
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(94)	(352)	(35)
Non-cash operating lease cost	65	64	—
Depreciation and amortization	197	328	509
Amortization of capitalized software development costs and intellectual property licenses (1)	249	225	489
Share-based compensation expense (2)	218	166	209
Other	59	19	53
Changes in operating assets and liabilities:
Accounts receivable, net	(194)	182	(114)
Software development and intellectual property licenses	(378)	(275)	(372)
Other assets	(119)	171	(56)
Deferred revenues	216	(154)	(122)
Accounts payable	(10)	31	(65)
Accrued expenses and other liabilities	(154)	(77)	(554)
Net cash provided by operating activities	2,252	1,831	1,790
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	121	153	116
Purchases of available-for-sale investments	(221)	(65)	(209)
Capital expenditures	(78)	(116)	(131)
Other investing activities	—	6	(6)
Net cash used in investing activities	(178)	(22)	(230)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	170	105	99
Tax payment related to net share settlements on restricted stock units	(39)	(59)	(94)
Dividends paid	(316)	(283)	(259)
Proceeds from debt issuances, net of discounts	1,994	—	—
Repayment of long-term debt	(1,050)	—	(1,740)
Payment of financing costs	(20)	—	—
Premium payment for early redemption of note	(28)	—	(25)
Other financing activities	—	—	(1)
Net cash provided by (used in) financing activities	711	(237)	(2,020)
Effect of foreign exchange rate changes on cash and cash equivalents	69	(3)	(31)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,854	1,569	(491)
Cash and cash equivalents and restricted cash at beginning of period	5,798	4,229	4,720
Cash and cash equivalents and restricted cash at end of period	$8,652	$5,798	$4,229

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$806	$319	$560
Cash paid for interest	82	86	150
(1)Excludes deferral and amortization of share-based compensation expense.
(2)Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Description of Business

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PC”s), and mobile devices. We also operate esports leagues and offer digital advertising within some of our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally developed intellectual properties.

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product franchise is Call of Duty®, a first-person action franchise. Activision also includes the activities of the Call of Duty LeagueTM, a global professional esports league with city-based teams.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing franchise; Hearthstone®, an online collectible card franchise based in the Warcraft universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch LeagueTM, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content primarily through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on the mobile platform. King’s key product franchise is Candy Crush™, a “match three” franchise.

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

Investments with original maturities greater than three months and remaining maturities of less than one year are classified within “Other current assets.” Investments with maturities beyond one year may be classified within “Other current assets” if they are highly liquid in nature and represent the investment of cash that is available for current operations.

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

We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, earnings and our foreign currency risk related to functional currency-equivalent cash flows resulting from our intercompany transactions, we periodically enter into currency derivative contracts, principally forward contracts. These forward contracts generally have a maturity of less than one year. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

We assess the nature of these derivatives under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 to determine whether such derivatives should be designated as hedging instruments. The fair values of foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period. We report the fair value of these contracts within “Other current assets,” “Accrued expense and other liabilities,” “Other assets,” or “Other liabilities,” as applicable, in our consolidated balance sheets.

We do not hold or purchase foreign currency forward contracts for trading or speculative purposes.

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

Our cash and cash equivalents are invested primarily in money market funds consisting of short-term, high-quality debt instruments issued by governments and governmental organizations, financial institutions, and industrial companies.

Our customer base includes first party digital storefronts, retailers and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the U.S. and other countries worldwide. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers.

For the year ended December 31, 2020, Sony Interactive Entertainment, Inc. (“Sony”), Apple Inc. (“Apple”), Google Inc. (“Google”), and Microsoft Corporation (“Microsoft”) were our most significant customers with revenues of 17%, 15%, 14%, and 11%, respectively. For the years ended December 31, 2019 and 2018, Apple, Google, and Sony were our most significant customers with revenues of 17%, 13%, and 11%, respectively, for 2019, and 15%, 11%, and 13%, respectively, for 2018. No other customer accounted for 10% or more of our net revenues in those periods.

We had two customers—Microsoft and Sony—who accounted for 28% and 21%, respectively, of consolidated gross receivables at December 31, 2020, and 11% and 18%, respectively, at December 31, 2019. No other customer accounted for 10% or more of our consolidated gross receivables in those periods.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Software Development Costs and Intellectual Property Licenses

Software development costs include direct costs incurred for internally developed products, as well as payments made to independent software developers under development agreements. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to online hosted revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Significant management judgments and estimates are applied in assessing when capitalization commences for software development costs and the evaluation is performed on a product-by-product basis. Prior to a product’s release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of “Cost of revenues—software royalties, amortization, and intellectual property licenses.” Capitalized costs for products that are canceled or are expected to be abandoned are charged to “Product development” in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to “Product development.”

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

We evaluate the future recoverability of capitalized software development costs and intellectual property licenses on a quarterly basis. For products that have been released, the primary evaluation criterion is the actual performance of the title to which the costs relate. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Additionally, criteria used to evaluate expected product performance may include, as appropriate: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Assets Recognized from Costs to Obtain a Contract with a Customer

We apply the practical expedient to expense, as incurred, costs to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount and timing of cost recognition. Total capitalized costs to obtain a contract were immaterial as of December 31, 2020 and 2019.

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

Goodwill and Other Indefinite-Lived Assets.

Goodwill is considered to have an indefinite life and is carried at cost. Acquired trade names are assessed as indefinite lived assets if there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and indefinite-lived assets are not amortized, but are subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at December 31.

Our annual goodwill impairment test is performed at the reporting unit level. As of December 31, 2020 and 2019, our reporting units were the same as our operating segments. We generally test goodwill for possible impairment first by performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded for this amount under revised accounting guidance effective for the year ended December 31, 2020, and future periods. Refer to Note 3 for further discussion on the revised accounting guidance. Based on our annual impairment assessment, no impairments of goodwill were identified for the years ended December 31, 2020, 2019, and 2018.

We test our acquired trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trade names. Based on our annual impairment assessment, no impairments of our acquired trade names were identified for the years ended December 31, 2020, 2019, and 2018.

Changes in our assumptions underlying our estimates could result in future impairment charges.

Amortizable Intangible and Other Long-lived Assets.

Intangible assets subject to amortization are carried at cost less accumulated amortization, and amortized over the estimated useful life in proportion to the economic benefits received.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

We evaluate the recoverability of our definite-lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. We consider certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We did not record an impairment charge to our definite-lived intangible assets for the years ended December 31, 2020, 2019, and 2018.

Leases

In February 2016, the FASB issued new guidance related to the accounting for leases. The new standard replaced all current U.S. GAAP guidance on this topic. On January 1, 2019, we adopted the new lease accounting standard.

We determine if an arrangement is or contains a lease at contract inception. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement provides us with an asset that is physically distinct, or that represents substantially all of the capacity of the asset, and if we have the right to direct the use of the asset. Lease assets and liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. Included in the lease liability are future lease payments that are fixed, in-substance fixed, or are payments based on an index or rate known at the commencement date of the lease. Variable lease payments are recognized as lease expenses as incurred, and generally relate to variable payments made based on the level of services provided by the landlords of our leases. The operating lease right-of-use (“ROU”) asset also includes any lease payments made prior to the lease commencement date, initial direct costs incurred, and lease incentives received. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an approximation of the rate that would be charged to borrow funds to purchase the leased asset over a similar term, and is based on the information available at the commencement date of the lease. For leased assets with similar lease terms and asset types, we applied a portfolio approach in determining a single incremental borrowing rate for the leased assets.

In determining our lease liability, the lease term includes options to extend the lease when it is reasonably certain that we will exercise such option. For operating leases, the lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease assets are depreciated on a straight-line basis over the estimated life of the asset, not to exceed the length of the lease, with interest expense associated with finance lease liabilities recorded using the effective interest method. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.

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

We generate revenue primarily through the sale of our interactive entertainment content and services, principally for the console, PC, and mobile platforms, as well as through the licensing of our intellectual property. Our products span various genres, including first- and third-person action/adventure, role-playing, strategy, and “match three.” We primarily offer the following products and services:

•premium full games, which typically provide access to main game content after purchase;

•free-to-play offerings, which allows players to download the game and engage with the associated content for free;

•in-game content for purchase to enhance gameplay (i.e. microtransactions and downloadable content) available within both our full-game and free-to-play offerings; and

•subscriptions to players in our World of Warcraft franchise that provide ongoing access to the game content.

When control of the promised products and services is transferred to our customers, we recognize revenue in the amount that reflects the consideration we expect to receive in exchange for these products and services.

We determine revenue recognition by:

•identifying the contract, or contracts, with a customer;

•identifying the performance obligations in each contract;

•determining the transaction price;

•allocating the transaction price to the performance obligations in each contract; and

•recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Product Sales

Product sales consist of sales of our games, including digital full-game downloads and physical products. We recognize revenues from the sale of our products after both (1) control of the products has been transferred to our customers and (2) the underlying performance obligations have been satisfied. Such revenues, which include our software products with significant online functionality and our online hosted software arrangements, are recognized in "Product sales" on our consolidated statement of operations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In-game, Subscription, and Other Revenues

In-game Revenues

In-game revenues primarily includes revenues from microtransactions and downloadable content. Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the direct sales of virtual goods are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the period of time the goods are available to the player and our performance obligation is satisfied, which is generally the estimated service period.

Subscription Revenues

Subscription revenue arrangements are mostly derived from World of Warcraft, which is only playable online and is generally sold on a subscription-only basis. Revenues associated with the sales of subscriptions are deferred until the subscription service is activated by the consumer and are then recognized ratably over the subscription period as the performance obligations are satisfied.

Revenues attributable to the purchase of World of Warcraft software by our customers, including expansion packs, are classified as “Product sales,” whereas revenues attributable to subscriptions and other in-game revenues are classified as “In-game, subscription, and other revenues.”

Other Revenues

Other revenues primarily include revenues from software licensing and licensing of intellectual property other than software. These revenues are recognized in "In-game, subscription, and other revenues" on our consolidated statement of operations.

In certain countries we have software licensing arrangements where we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and sales-based royalties. These arrangements typically include multiple performance obligations, such as an upfront license of intellectual property and rights to specified or unspecified future updates. Our estimate of the selling price is comprised of several factors including, but not limited to, prior selling prices, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. Based on the allocated transaction price, we recognize revenue associated with the minimum guarantee (1) when we transfer control of the upfront license of intellectual property, (2) upon transfer of control of future specified updates, and/or (3) ratably over the contractual term in which we provide the customer with unspecified future updates. Royalty payments in excess of the minimum guarantee are generally recognized when the licensed product is sold by the licensee.

Revenues from the licensing of intellectual property other than software primarily include the licensing of our (1) brand, logo, or franchise to customers and (2) media content. Fixed fee payments from customers for the license of our brand or franchise are generally recognized over the license term. Fixed fee payments from customers for the license of our media content are generally recognized when control has transferred to the customer, which may be upfront or over time.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Estimated Service Period

We consider a variety of data points when determining the estimated service period for players of our games, including the weighted average number of days between players’ first and last days played online, the average total hours played, the average number of days in which player activity stabilizes, and the weighted-average number of days between players’ first purchase date and last date played online. We also consider known online trends, the service periods of our previously released games, and, to the extent publicly available, the service periods of our competitors’ games that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of services to our customers, as it is the best representation of the time period during which our customers play our games. Determining the estimated service period is subjective and requires management’s judgment. Future usage patterns may differ from historical usage patterns, and therefore the estimated service period may change in the future. The estimated service periods for players of our current games are less than 12 months.

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft’s Xbox Games Store, Sony’s PSN, the Apple App Store, and the Google Play Store, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining whether we are the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

•which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via the Apple App Store and the Google Play Store, and we report revenues on a net basis (i.e., net of fees retained by the digital storefront) for sales arrangements via Microsoft’s Xbox Games Store and Sony’s PSN.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Allowances for Returns and Price Protection

We may permit product returns from, or grant price protection to, our customers under certain conditions. In general, price protection refers to the circumstances in which we elect to decrease, on a short- or longer-term basis, the wholesale price of a product by a certain amount and, when granted and applicable, allow customers a credit against amounts owed by such customers to us with respect to open and/or future invoices. The conditions our customers must meet to be granted the right to return products or receive price protection credits include, among other things, compliance with applicable trading and payment terms and delivery of sell-through reports to us. We may also consider the facilitation of slow-moving inventory and other market factors.

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

Based upon historical experience, we believe that our estimates are reasonable. However, actual returns and price protection could vary from our allowance estimates and therefore impact the amount and timing of our revenues for any period if conditions change or if matters resolve in a manner that is inconsistent with management’s assumptions utilized in determining the allowances.

Contract Balances

We generally record a receivable related to revenue when we have an unconditional right to invoice and receive payment, and record deferred revenue when cash payments are received or due in advance of our performance, even if amounts are refundable.

The allowance for doubtful accounts reflects our best estimate of expected credit losses inherent in our accounts receivable balance. In estimating the allowance for doubtful accounts, we analyze the age of current outstanding account balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customers’ payment terms and their economic condition, as well as whether we can obtain sufficient credit insurance. Any significant changes in any of these criteria would affect management’s estimates in establishing our allowance for doubtful accounts.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Cost of revenues—in-game, subscription, and other revenues:

(1)    “Game operations and distribution costs”—includes costs to operate our games, such as customer service, Internet bandwidth and server costs, platform provider fees, and payment provider fees, along with costs to associated with our esports activities.

(2)    “Software royalties, amortization, and intellectual property licenses”—includes the amortization of capitalized software costs and royalties attributable to in-game, subscription, and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to in-game, subscription, and other revenues.

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2020, 2019, and 2018 were $746 million, $587 million, and $631 million, respectively, and are included in “Sales and marketing” in the consolidated statements of operations.

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

The Tax Cuts and Jobs Act (the “U.S. Tax Reform Act”) reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries. Among other things, the U.S. Tax Reform Act also created a new minimum tax that applies to certain foreign earnings (“GILTI”). We have elected to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

We generally estimate the value of stock options using a binomial-lattice model. This estimate is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables, including our expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

We generally determine the fair value of restricted stock units based on the closing market price of the Company’s common stock on the date of grant, reduced by the present value of the estimated future dividends during the vesting period. Certain restricted stock units granted to our employees vest based on the achievement of pre-established performance conditions, including those that are market-based. For performance-based restricted stock units not subject to market conditions, each quarter we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. For market-based restricted stock units, we estimate the fair value at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period, adjusting for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based restricted stock units at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based restricted stock units at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

For share-based compensation grants that are liability classified, if any, we update our grant date valuation at each reporting period and recognize a cumulative catch-up adjustment for changes in the value related to the requisite service already rendered.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

3. Recently Issued Accounting Pronouncements

Recently adopted accounting pronouncements

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance related to a customer’s accounting for implementation costs incurred in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance requires customers to capitalize implementation costs for these arrangements by applying the same criteria that are utilized for existing internal-use software guidance. The capitalized costs are required to be amortized over the associated term of the arrangement, generally on a straight-line basis, with amortization of these costs presented in the same financial statement line item as other costs associated with the arrangement. We adopted the new standard under a prospective approach during the first quarter of 2020 and it did not have a material impact on our consolidated financial statements.

Goodwill

In January 2017, the FASB issued new guidance that eliminates Step 2 from the goodwill impairment test. Instead, if an entity forgoes a Step 0 test, that entity will be required to perform its annual or interim goodwill impairment test by (1) comparing the fair value of a reporting unit, as determined in Step 1 from the goodwill impairment test, with its carrying amount and (2) recognizing an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We adopted the new standard under a prospective approach during the first quarter of 2020 and it did not have a material impact on our consolidated financial statements.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued new guidance which is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in the application of Topic 740. The new standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Generally the topics must be applied prospectively upon adoption, with the exception of certain topics which are required to be applied on a retrospective or modified retrospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

4. Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2020	2019
Cash	$268	$437
Foreign government treasury bills	34	37
Money market funds	8,345	5,320
Cash and cash equivalents	$8,647	$5,794

5. Software Development and Intellectual Property Licenses

The following table summarizes the components of our capitalized software development costs (amounts in millions):

	At December 31,
	2020	2019
Internally-developed software costs	$485	$345
Payments made to third-party software developers	27	31
Total software development costs	$512	$376

As of both December 31, 2020 and December 31, 2019, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Years Ended December 31,
	2020	2019	2018
Amortization of capitalized software development costs and intellectual property licenses	$263	$241	$501

6. Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2020	2019
Land	$1	$1
Buildings	4	4
Leasehold improvements	246	252
Computer equipment	704	654
Office furniture and other equipment	95	91
Total cost of property and equipment	1,050	1,002
Less accumulated depreciation	(841)	(749)
Property and equipment, net	$209	$253

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $117 million, $124 million, and $138 million, respectively.

7. Intangible Assets, Net

Intangible assets, net consist of the following (amounts in millions):

	At December 31, 2020
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,151)	$3
Developed software	2	-	5 years	601	(601)	—
Trade names	7 years			54	(40)	14
Other	1	-	10 years	19	(18)	1
Total definite-lived intangible assets				$1,828	$(1,810)	$18

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$451

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	At December 31, 2019
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,105)	$49
Developed software	2	-	5 years	601	(579)	22
Trade names	7	-	10 years	54	(30)	24
Other	1	-	15 years	19	(16)	3
Total definite-lived intangible assets				$1,828	$(1,730)	$98

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$531

Amortization expense of intangible assets was $80 million, $204 million, and $371 million for the years ended December 31, 2020, 2019, and 2018, respectively.

At December 31, 2020, future amortization of definite-lived intangible assets is estimated as follows (amounts in millions):

2021	$10
2022	6
2023	2
2024	—
2025	—
Thereafter	—
Total	$18

8. Goodwill

The changes in the carrying amount of goodwill by operating segment are as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2018	$6,897	$190	$2,675	$9,762
Other	1	—	1	2
Balance at December 31, 2019	$6,898	$190	$2,676	$9,764
Other	1	—	—	1
Balance at December 31, 2020	$6,899	$190	$2,676	$9,765

At December 31, 2020, 2019, and 2018, there were no accumulated impairment losses.

9. Other Assets and Liabilities

Included in “Accrued expenses and other liabilities” in our consolidated balance sheets are accrued payroll-related costs of $406 million and $395 million at December 31, 2020 and 2019, respectively, and the current portion of income taxes payable of $100 million and $436 million at December 31, 2020 and 2019, respectively.

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at December 31, 2020 Using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,345	$8,345	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	164	164	—	—	Other current assets
Total recurring fair value measurements	$8,543	$8,543	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(24)	$—	$(24)	$—	Accrued expenses and other liabilities

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

		Fair Value Measurements at December 31, 2019 Using
	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$5,320	$5,320	$—	$—	Cash and cash equivalents
Foreign government treasury bills	37	37	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	65	65	—	—	Other current assets
Total recurring fair value measurements	$5,422	$5,422	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which have remaining maturities of 11 months or less, are as follows (amounts in millions):

	As of December 31, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$542	$(24)	$350	$(2)

The amounts of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings are as follows (amounts in millions):

	For the Years Ended December 31,
	2020	2019	2018	Statement of Operations Classification
Cash Flow Hedges	$(3)	$39	$7	Net revenues

Foreign Currency Forward Contracts Not Designated as Hedges

The total gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of December 31, 2020		As of December 31, 2019
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$116	$(2)	$25	$(2)

During the years ended December 31, 2020, 2019, and 2018, pre-tax net gains and losses associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of December 31, 2019 and December 31, 2020, were $1.4 billion and $1.7 billion, respectively. For the year ended December 31, 2020, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, both of which were in the ordinary course of business. During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, $1.3 billion, $1.5 billion, and $1.7 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at the beginning of the period.

As of December 31, 2020, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $2.5 billion, which includes our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.9 billion over the next 12 months, $0.4 billion in the subsequent 12-month period, and the remainder thereafter. This balance does not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the new revenue standard.

12. Leases

Our lease arrangements are primarily for: (1) corporate, administrative, and development studio offices; and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to nine years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. All of our existing leases are classified as operating leases.

Components of our lease costs are as follows (amounts in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating leases
Operating lease costs	$75	$75
Variable lease costs	20	20

Rental expense prior to our adoption of the new lease standard was $75 million for the year ended December 31, 2018.

Supplemental information related to our operating leases is as follows (amounts in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$77	$80
ROU assets obtained in exchange for new lease obligations	80	65

	At December 31, 2020	At December 31, 2019
Weighted Average Lease terms and discount rates
Remaining lease term	4.48 years	5.00 years
Discount rate	3.40%	4.02%

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at December 31, 2020, are as follows (amounts in millions):

For the years ending December 31,
2021	$75
2022	71
2023	64
2024	53
2025	33
Thereafter	18
Total future lease payments	$314
Less imputed interest	(24)
Total lease liabilities	$290

Operating lease ROU assets and liabilities recorded on our consolidated balance sheet as of December 31, 2020 and December 31, 2019, were as follows (amounts in millions):

	At December 31, 2020	At December 31, 2019	Balance Sheet Classification
ROU assets	$243	$232	Other assets

Current lease liabilities	$66	$63	Accrued expenses and other current liabilities
Non-current lease liabilities	224	210	Other liabilities
	$290	$273	Total lease liabilities

13. Debt

Credit Facilities

As of December 31, 2020 and December 31, 2019, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver.

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

Under the Credit Agreement, we are subject to a financial covenant requiring the Company’s Consolidated Total Net
Debt Ratio (as defined in the Credit Agreement) not to exceed 3.75:1.00 (or, at the Company’s option and for a limited period of time upon the consummation of a Qualifying Acquisition (as defined in the Credit Agreement), 4.25:1.00. The Credit Agreement contains covenants customary for transactions of this type for issuer with similar credit ratings. These include those restricting liens, debt of non-guarantor subsidiaries and certain fundamental changes, in each case with exceptions, including exceptions for secured debt and debt of non-guarantor subsidiaries of the Company, in each case up to an amount not exceeding 7.5% of Total Assets (as defined in the Credit Agreement). We were in compliance with the terms of the Credit Agreement as of December 31, 2020.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Unsecured Senior Notes

As of December 31, 2020 and December 31, 2019, we had $3.7 billion and $2.7 billion, respectively, of gross unsecured senior notes outstanding. A summary of our outstanding unsecured notes is as follows (amounts in millions):

				At December 31, 2020		At December 31, 2019
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2021 Notes	2.30%	Mar. 15 & Sept. 15	Sept. 2021	$—	$—	$650	$653
2022 Notes	2.60%	Jun. 15 & Dec. 15	Jun. 2022	—	—	400	405
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	850	970	850	893
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	454	400	417
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	490	—	—
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	525	400	456
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,462	—	—
Total gross long-term debt				$3,650		$2,700
Unamortized discount and deferred financing costs				(45)		(25)
Total net carrying amount				$3,605		$2,675

On August 5, 2020, we issued the 2030 Notes and 2050 Notes in a public underwritten offering, for an aggregate principal amount of $2.0 billion in new debt. In connection with the issuance, we incurred approximately $26 million of debt discount and financing costs that were capitalized and recorded within “Long-term debt, net” in our consolidated balance sheet.

On September 4, 2020, we redeemed all of our outstanding 2021 Notes and 2022 Notes at a redemption price equal to 100% of their respective principal amounts plus (1) a “make-whole” premium of $28 million and (2) accrued and unpaid interest to the redemption date. The redemption of the 2021 Notes and 2022 Notes resulted in a “Loss on extinguishment of debt” recorded in the consolidated statement of operations of $31 million.

We may redeem some or all of each class of the unsecured senior notes. Any such redemption will be at a price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest as well as, for a redemption prior to the permitted redemption date for that class of notes, a “make-whole” premium.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase the notes outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. These repurchase requirements are considered clearly and closely related to the unsecured notes and are not accounted for separately upon issuance.

The outstanding notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. The notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. We were in compliance with the terms of the notes outstanding as of December 31, 2020.

As of December 31, 2020, we have no contractual principal repayments of our long-term debt within the next five years.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Year Ended December 31, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2019	$(624)	$(3)	$8	$(619)
Other comprehensive income (loss) before reclassifications	37	(6)	(39)	(8)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	4	3	5
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)

	For the Year Ended December 31, 2019
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2018	$(629)	$5	$23	$(601)
Other comprehensive income (loss) before reclassifications	5	—	24	29
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(8)	(39)	(47)
Balance at December 31, 2019	$(624)	$(3)	$8	$(619)

15. Operating Segments and Geographic Regions

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	Year Ended December 31, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,942	$1,794	$2,164	$7,900
Intersegment net revenues (1)	—	111	—	111
Segment net revenues	$3,942	$1,905	$2,164	$8,011

Segment operating income	$1,868	$693	$857	$3,418

	Year Ended December 31, 2019
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,219	$1,676	$2,031	$5,926
Intersegment net revenues (1)	—	43	—	43
Segment net revenues	$2,219	$1,719	$2,031	$5,969

Segment operating income	$850	$464	$740	$2,054

	Year Ended December 31, 2018
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,458	$2,238	$2,086	$6,782
Intersegment net revenues (1)	—	53	—	53
Segment net revenues	$2,458	$2,291	$2,086	$6,835

Segment operating income	$1,011	$685	$750	$2,446

(1)Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Years Ended December 31,
	2020	2019	2018
Reconciliation to consolidated net revenues:
Segment net revenues	$8,011	$5,969	$6,835
Revenues from non-reportable segments (1)	519	462	480
Net effect from recognition (deferral) of deferred net revenues (2)	(333)	101	238
Elimination of intersegment revenues (3)	(111)	(43)	(53)
Consolidated net revenues	$8,086	$6,489	$7,500

Reconciliation to consolidated income before income tax expense:
Segment operating income	$3,418	$2,054	$2,446
Operating income from non-reportable segments (1)	(55)	24	31
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(238)	52	100
Share-based compensation expense (Note 16)	(218)	(166)	(209)
Amortization of intangible assets	(79)	(203)	(370)
Restructuring and related costs (Note 17)	(94)	(137)	(10)
Discrete tax-related items (4)	—	(17)	—
Consolidated operating income	2,734	1,607	1,988
Interest and other expense (income), net	87	(26)	71
Loss on extinguishment of debt	31	—	40
Consolidated income before income tax expense	$2,616	$1,633	$1,877

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

(4)Reflects the impact of other unusual or unique tax-related items and activities.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,930	$1,672	$2,167	$—	$(111)	$6,658
Retail channels	702	39	—	—	—	741
Other (2)	57	92	—	538	—	687
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Digital online channels (1)	$365	$102	$(3)	$—	$—	$464
Retail channels	(112)	—	—	—	—	(112)
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Digital online channels (1)	$3,295	$1,774	$2,164	$—	$(111)	$7,122
Retail channels	590	39	—	—	—	629
Other (2)	57	92	—	519	—	668
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,366	$1,580	$2,029	$—	$(43)	$4,932
Retail channels	818	91	—	—	—	909
Other (2)	3	181	—	464	—	648
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Digital online channels (1)	$122	$(128)	$2	$—	$—	$(4)
Retail channels	(90)	(5)	—	—	—	(95)
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Digital online channels (1)	$1,488	$1,452	$2,031	$—	$(43)	$4,928
Retail channels	728	86	—	—	—	814
Other (2)	3	181	—	462	—	646
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,740	$2,009	$2,090	$—	$(53)	$5,786
Retail channels	998	109	—	—	—	1,107
Other (2)	—	148	—	459	—	607
Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Digital online channels (1)	$(96)	$32	$(4)	$—	$—	$(68)
Retail channels	(184)	(7)	—	—	—	(191)
Other (2)	—	—	—	21	—	21
Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Digital online channels (1)	$1,644	$2,041	$2,086	$—	$(53)	$5,718
Retail channels	814	102	—	—	—	916
Other (2)	—	148	—	480	—	628
Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$2,316	$794	$1,384	$—	$(60)	$4,434
EMEA (1)	1,061	550	568	538	(37)	2,680
Asia Pacific	312	459	215	—	(14)	972
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Americas	$228	$58	$(1)	$—	$—	$285
EMEA (1)	36	43	(1)	(19)	—	59
Asia Pacific	(11)	1	(1)	—	—	(11)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Americas	$2,544	$852	$1,383	$—	$(60)	$4,719
EMEA (1)	1,097	593	567	519	(37)	2,739
Asia Pacific	301	460	214	—	(14)	961
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,286	$822	$1,254	$—	$(21)	$3,341
EMEA (1)	691	543	557	464	(16)	2,239
Asia Pacific	210	487	218	—	(6)	909
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Americas	$16	$(62)	$2	$—	$—	$(44)
EMEA (1)	12	(57)	—	(2)	—	(47)
Asia Pacific	4	(14)	—	—	—	(10)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Americas	$1,302	$760	$1,256	$—	$(21)	$3,297
EMEA (1)	703	486	557	462	(16)	2,192
Asia Pacific	214	473	218	—	(6)	899
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,622	$1,004	$1,269	$13	$(28)	$3,880
EMEA (1)	897	692	599	446	(16)	2,618
Asia Pacific	219	570	222	—	(9)	1,002
Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Americas	$(163)	$15	$(3)	$—	$—	$(151)
EMEA (1)	(127)	16	(1)	21	—	(91)
Asia Pacific	10	(6)	—	—	—	4
Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Americas	$1,459	$1,019	$1,266	$13	$(28)	$3,729
EMEA (1)	770	708	598	467	(16)	2,527
Asia Pacific	229	564	222	—	(9)	1,006
Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 48%, 46%, and 46% of consolidated net revenues for the years ended December 31, 2020, 2019, and 2018, respectively. The Company’s net revenues in the United Kingdom (“U.K.”) for each of the years ended December 31, 2020, 2019, and 2018 were 12% of consolidated net revenues. No other country’s net revenues exceeded 10% of consolidated net revenues for the years ended December 31, 2020, 2019, or 2018.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$2,668	$116	$—	$—	$—	$2,784
PC	582	1,489	96	—	(111)	2,056
Mobile and ancillary (1)	382	106	2,071	—	—	2,559
Other (2)	57	92	—	538	—	687
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Console	$140	$(8)	$—	$—	$—	$132
PC	64	115	—	—	—	179
Mobile and ancillary (1)	49	(5)	(3)	—	—	41
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Console	$2,808	$108	$—	$—	$—	$2,916
PC	646	1,604	96	—	(111)	2,235
Mobile and ancillary (1)	431	101	2,068	—	—	2,600
Other (2)	57	92	—	519	—	668
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,783	$137	$—	$—	$—	$1,920
PC	298	1,346	117	—	(43)	1,718
Mobile and ancillary (1)	103	188	1,912	—	—	2,203
Other (2)	3	181	—	464	—	648
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Console	$(36)	$(18)	$—	$—	$—	$(54)
PC	57	(110)	—	—	—	(53)
Mobile and ancillary (1)	11	(5)	2	—	—	8
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Console	$1,747	$119	$—	$—	$—	$1,866
PC	355	1,236	117	—	(43)	1,665
Mobile and ancillary (1)	114	183	1,914	—	—	2,211
Other (2)	3	181	—	462	—	646
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2018
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$2,351	$187	$—	$—	$—	$2,538
PC	368	1,711	154	—	(53)	2,180
Mobile and ancillary (1)	19	220	1,936	—	—	2,175
Other (2)	—	148	—	459	—	607
Total consolidated net revenues	$2,738	$2,266	$2,090	$459	$(53)	$7,500

Change in deferred revenues:
Console	$(257)	$(8)	$—	$—	$—	$(265)
PC	(23)	33	(1)	—	—	9
Mobile and ancillary (1)	—	—	(3)	—	—	(3)
Other (2)	—	—	—	21	—	21
Total change in deferred revenues	$(280)	$25	$(4)	$21	$—	$(238)

Segment net revenues:
Console	$2,094	$179	$—	$—	$—	$2,273
PC	345	1,744	153	—	(53)	2,189
Mobile and ancillary (1)	19	220	1,933	—	—	2,172
Other (2)	—	148	—	480	—	628
Total segment net revenues	$2,458	$2,291	$2,086	$480	$(53)	$7,262

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At December 31,
	2020	2019	2018
Long-lived assets* by geographic region:
Americas	$270	$322	$203
EMEA	166	142	62
Asia Pacific	17	21	17
Total long-lived assets by geographic region	$453	$485	$282

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

While the Compensation Committee has broad discretion to create equity incentives, our current share-based compensation program generally utilizes a combination of options and restricted stock units. The majority of our options have time-based vesting schedules, generally vesting annually over a period of three years to five years, and expire 10 years from the grant date. In addition, under the terms of the 2014 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on Nasdaq. Restricted stock units have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant, or vest annually over a period of three years to five years, and may also be contingent on the achievement of specified performance measures, including those which are market-based. Achievement against such performance measures typically results in vesting of amounts that are different than the target shares at grant based on over- or under-achievement against the performance targets. Typically, performance-based RSU’s provide for vesting up to 125% of the grant date target shares if performance targets are sufficiently overachieved (and will be cancelled without the vesting of any shares if the threshold level of performance measures is not met), but in certain instances performance-based RSU’s can vest up to 500% of the grant date target amount based on achievement against the performance targets.

As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (1) the number of shares relating to awards outstanding under any Prior Plan that: (i) expire, or are forfeited, terminated or canceled, without the issuance of shares; (ii) are settled in cash in lieu of shares; or (iii) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (2) if the exercise price of any option outstanding under any Prior Plans is, or the tax withholding requirements with respect to any award outstanding under any Prior Plans are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (3) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2020, we had approximately 20 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected stock price volatility:

	Employee Stock Options
	For the Years Ended December 31,
	2020	2019	2018
Expected life (in years)	7.70	7.85	7.64
Volatility	30.89%	30.00%	32.37%
Risk free interest rate	0.70%	1.90%	3.10%
Dividend yield	0.53%	0.76%	0.61%
Weighted-average grant date fair value	$25.93	$17.12	$21.03
Stock price volatility range:
Low	30.00%	30.00%	31.72%
High	39.00%	38.17%	36.73%

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

Risk-free interest rate

As is the case for volatility, the risk-free interest rate is assumed to change during the option’s contractual term. The risk-free interest rate, which is based on U.S. Treasury yield curves, reflects the expected movement in the interest rate from one time period to the next.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Valuation of Restricted Stock Units (“RSUs”)

The fair value of the Company’s RSU awards granted are generally based upon the closing price of the Company’s stock on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We also grant market-based RSU awards, from time to time, whose fair value is determined using a Monte Carlo simulation. Such market-based RSU awards include performance conditions based on our own stock price, and may also include performance conditions that compare our stock price performance to an index, such as the S&P 500 Total Shareholder Return index. The Monte Carlo model simulates performance of our stock, as well as any applicable stock index performance, over the performance measurement period to determine the performance payout, with the resulting achievement discounted back to the valuation date, at the risk-free rate, to arrive at the fair value of the awards. Additionally, the Monte Carlo simulation provides an output of the service period to achieve the market condition in instances where such market condition can impact the vesting date of the market-based RSU. The valuation assumptions utilized in the Monte Carlo model are generally consistent with those discussed in the valuation of stock options above. The weighted average risk free interest rate, volatility, and dividend yield utilized in the Monte Carlo model for market-based RSU awards in 2020 were 0.11%, 37.39%, and 0.47%, respectively.

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

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2019	14,029	$44.31
Granted	2,419	78.19
Exercised	(4,543)	37.49
Forfeited	(573)	52.98
Expired	(35)	52.68
Outstanding stock options at December 31, 2020	11,297	$53.84	7.68	$441
Vested and expected to vest at December 31, 2020	10,669	$53.05	7.60	$425
Exercisable at December 31, 2020	3,710	$41.56	5.75	$190

The aggregate intrinsic values in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the closing stock price is greater than the exercise price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $174 million, $80 million, and $196 million for the years ended December 31, 2020, 2019, and 2018, respectively. The total grant date fair value of options that vested during the years ended December 31, 2020, 2019, and 2018 was $62 million, $94 million, and $45 million, respectively.

At December 31, 2020, $66 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.25 years.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

RSU Activity

We grant RSUs, which represent the right to receive shares of our common stock. Vesting for RSUs is contingent upon the holders’ continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). Also, certain of our performance-based RSUs, including those that are market-based, include a range of shares that may be released at vesting which are above or below the targeted number of RSUs based on actual performance relative to the performance measure. If the vesting conditions are not met, unvested RSUs will be forfeited. Upon vesting of the RSUs, we may withhold shares otherwise deliverable to satisfy tax withholding requirements.

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2019	7,181	$54.23
Granted	2,254	201.25
Vested	(1,513)	49.76
Forfeited	(820)	55.39
Unvested RSUs at December 31, 2020	7,102	$82.50

Certain of our performance-based RSUs did not have an accounting grant date as of December 31, 2020, as there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to operating income performance for future years where the performance goals have not yet been set. As of December 31, 2020, based on the target potential shares that could be earned, there were 2.4 million performance-based RSUs outstanding for which the accounting grant date had not been set, of which 1.4 million were 2020 grants. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these RSUs.

At December 31, 2020, approximately $170 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 0.75 years. Of the total unrecognized compensation cost, $154 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 0.75 years. The total grant date fair value of RSUs that vested during the years ended December 31, 2020, 2019, and 2018 was $82 million, $147 million, and $120 million, respectively.

The income tax benefit from stock option exercises and RSU vestings was $61 million, $47 million, and $94 million for the years ended December 31, 2020, 2019, and 2018, respectively.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Share-Based Compensation Expense

The following table sets forth the total share-based compensation expense included in our consolidated statements of operations (amounts in millions):

	For the Years Ended December 31,
	2020	2019	2018
Cost of revenues—product sales: Software royalties, amortization, and intellectual property licenses	$14	$19	$13
Cost of revenues—in-game, subscription, and other: Game Operations and Distribution Costs	1	1	2
Cost of revenues—in-game, subscription, and other: Software royalties, amortization, and intellectual property licenses	—	1	3
Product development	42	53	61
Sales and marketing	21	10	15
General and administrative	140	82	115
Share-based compensation expense before income taxes	218	166	209
Income tax benefit	(28)	(29)	(46)
Total share-based compensation expense, net of income tax benefit	$190	$137	$163

17. Restructuring

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity from certain parts of our business. We have been:

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

Since initial implementation in 2019, we have expanded the scope of certain actions within our plan that are aimed at integrating our global and regional functions to allow continued focus on investing in our largest, internally-owned franchises and to provide us with the ability to better leverage our scale across the organization. The restructuring actions remain in progress as we continue to focus on these goals and will continue into 2021.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our consolidated balance sheet (amounts in millions) related to this plan:

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2018	$—	$—	$—	$—
Costs charged to expense	76	29	27	132
Cash payments	(44)	—	(12)	(56)
Non-cash charge adjustment (1)	—	(29)	(12)	(41)
Balance at December 31, 2019	$32	$—	$3	$35
Costs charged to expense	76	6	5	87
Cash payments	(20)	—	(5)	(25)
Non-cash charge adjustment (1)	—	(6)	—	(6)
Balance at December 31, 2020	$88	$—	$3	$91

Cumulative charges incurred through December 31, 2020	$152	$35	$32	$219

(1)Adjustments relate to non-cash charges included in “Costs charged to expense” for the write-down of assets from canceled projects and the write-down of assets for our lease facilities, inclusive of lease right-of-use assets and associated fixed assets, that were vacated.

Total restructuring and related costs by segment are (amounts in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Activision	$13	$19
Blizzard	71	68
King	(1)	20
Other segments (1)	4	25
Total	$87	$132
(1)Includes charges for operating segments managed outside the reportable segments and our corporate and administrative functions.

During the year ended December 31, 2020, we incurred additional restructuring charges that are not included in the plan discussed above. Such amounts were not material.

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

We expect to incur total aggregate pre-tax restructuring charges of approximately $310 million associated with the plan, of which the remaining charges that have not yet been incurred are expected to largely be incurred within the next 12 months. The charges associated with the plan are expected to relate to severance and employee-related costs (approximately 60% of the aggregate charge), facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring related fees and the write-down of assets. A substantial majority (approximately 70%) of the total pre-tax charge associated with the restructuring is expected to be paid in cash using amounts on hand, and such cash outlays are largely expected to be completed by the end of 2021. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general and administrative activities is expected to be offset by increased investment in product development.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The total charges incurred through December 31, 2020 and total expected pre-tax restructuring charges related to the plan by segment, inclusive of amounts already incurred and inclusive of the inventory write-down discussed above, are presented below (amounts in millions):

	Total Charges Incurred Through December 31, 2020	Total Charges Expected as of December 31, 2020
Activision	$32	$42
Blizzard	144	200
King	19	25
Other segments (1)	29	43
Total	$224	$310

(1)Includes charges for operating segments managed outside the reportable segments and our corporate and administrative functions.
18. Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2020	2019	2018
Interest income	$(21)	$(79)	$(65)
Interest expense from debt and amortization of debt discount and deferred financing costs	99	90	140
Unrealized gain on equity investment	(3)	(38)	—
Other expense (income), net	12	1	(4)
Interest and other expense (income), net	$87	$(26)	$71

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
19. Income Taxes

Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2020	2019	2018
Income before income tax expense:
Domestic	$1,160	$328	$432
Foreign	1,456	1,305	1,445
	$2,616	$1,633	$1,877
Income tax expense (benefit):
Current:
Federal	$206	$136	$(208)
State	92	24	(15)
Foreign	218	323	280
Total current	516	483	57
Deferred:
Federal	(84)	781	(153)
State	(10)	(16)	106
Foreign	(3)	(1,118)	19
Total deferred	(97)	(353)	(28)

Income tax expense	$419	$130	$29

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2020		2019		2018
Federal income tax provision at statutory rate	$549	21%	$343	21%	$394	21%
State taxes, net of federal benefit	49	2	20	1	36	2
Research and development credits	(70)	(3)	(38)	(2)	(46)	(2)
Foreign rate differential	(103)	(4)	(104)	(7)	(198)	(11)
Foreign-derived intangible income	(40)	(2)	(1)	—	—	—
Change in tax reserves	60	2	96	6	285	15
Audit settlements	—	—	54	3	(115)	(6)
Excess tax benefits related to share-based payments	(30)	(1)	(2)	—	(58)	(3)
U.S. Tax Reform Act	—	—	—	—	(340)	(18)
Change in valuation allowance	35	2	11	1	61	3
Intra-entity IP Transfer	(31)	(1)	(230)	(14)	—	—
Other	—	—	(19)	(1)	10	1
Income tax expense	$419	16%	$130	8%	$29	2%

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, some of which have a statutory tax rate less than the U.S. rate and the relative amount of income earned in each jurisdiction.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In October 2019, we completed an intra-entity transfer of certain intellectual property rights to one of our subsidiaries in the U.K., aligning the ownership of these rights with our evolving business. The transfer did not result in a taxable gain; however, our U.K. subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. Such fair value was determined based on our expectations of future cash flows, long-term growth rates, and discount rates. We recorded a one-time benefit of $230 million in the quarter ended December 31, 2019 for the recognition of a $1.1 billion deferred tax asset in the U.K. related to the amortizable tax basis in the transferred intellectual property, net of uncertain tax positions and a valuation allowance, partially offset by a related $920 million deferred tax liability for U.S. taxes on foreign earnings. The U.K. amortizable tax basis will be recovered over a period of three years to 25 years and the related deferred tax asset was measured using the enacted U.K. corporate tax rates for the years in which the amortization will be realized. We recorded a valuation allowance of $110 million in 2019 for the portion of the deferred tax asset for which it is more-likely-than-not that a benefit will not be realized. We will update the measurement and realizability analysis going forward and record the impact from any change in determination in the period of the change.

During the year ended December 31, 2020, we completed an intra-entity transfer of certain intellectual property rights to the U.S. to better align the profits related to these rights with our evolving business activities. As a result, a significant portion of these earnings began qualifying for preferential treatment as foreign-derived intangible income during 2020. The transfer resulted in a one-time benefit of $31 million in connection with the remeasurement of a U.S. deferred tax asset related to foreign earnings.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$274	$119
Tax attributes carryforwards	123	93
Share-based compensation	51	54
Intangibles	1,287	1,289
Capitalized software development expenses	21	67
Other	160	156
Deferred tax assets	1,916	1,778
Valuation allowance	(228)	(181)
Deferred tax assets, net of valuation allowance	1,688	1,597
Deferred tax liabilities:
Intangibles	(147)	(142)
U.S. deferred taxes on foreign earnings	(577)	(594)
Other	(63)	(73)
Deferred tax liabilities	(787)	(809)
Net deferred tax assets	$901	$788

As of December 31, 2020, we had gross tax credit carryforwards of $227 million for state purposes. The tax credit carryforwards are included in deferred tax assets net of unrealized tax benefits that would apply upon the realization of uncertain tax positions. In addition, we had foreign net operating loss carryforwards of $46 million at December 31, 2020, most of which carry forward indefinitely.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, we evaluate the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2020 and December 31, 2019, we maintained a valuation allowance related to our California research and development credit carryforwards of $107 million and $71 million, respectively. We will reassess this determination quarterly and record a tax benefit if and when future evidence allows for a partial or full release of this valuation allowance.

In addition, we remeasured the U.K. deferred tax asset related to previously transferred intellectual property rights and corresponding U.S. deferred tax liability due to the change in the U.K.'s corporate income tax rate during 2020. As of December 31, 2020, the U.K. deferred tax asset net of valuation allowance is $1.1 billion and the corresponding U.S. deferred tax liability is $881 million.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2020, we had $1.2 billion of gross unrecognized tax benefits, $706 million of which would affect our effective tax rate, if recognized. A reconciliation of total gross unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2020	2019	2018
Unrecognized tax benefits balance at January 1	$1,037	$926	$1,138
Gross increase for tax positions taken during a prior year	97	151	103
Gross decrease for tax positions taken during a prior year	(1)	(168)	(123)
Gross increase for tax positions taken during the current year	38	291	132
Settlement with taxing authorities	(3)	(163)	(312)
Lapse of statute of limitations	(2)	—	(12)
Unrecognized tax benefits balance at December 31	$1,166	$1,037	$926

As of December 31, 2020, 2019, and 2018, we had approximately $93 million, $72 million, and $87 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2020, 2019, and 2018, we recorded $19 million, $14 million, and $11 million, respectively, of interest expense related to uncertain tax positions.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

20. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Consolidated net income	$2,197	$1,503	$1,848

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	771	767	762
Effect of dilutive stock options and awards under the treasury stock method	7	4	9
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	778	771	771
Basic earnings per common share	$2.85	$1.96	$2.43
Diluted earnings per common share	$2.82	$1.95	$2.40

The vesting of certain of our employee-related restricted stock units is contingent upon the satisfaction of predefined performance measures. The shares underlying these equity awards are included in the weighted-average dilutive common shares only if the performance measures are met as of the end of the reporting period. Additionally, potential common shares are not included in the denominator of the diluted earnings per common share calculation when the inclusion of such shares would be anti-dilutive.

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the For the Years Ended December 31,
	2020	2019	2018
Restricted stock units with performance measures not yet met	2	2	4
Anti-dilutive employee stock options	1	6	3

21. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to of $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. To date, we have not repurchased any shares under this program.

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock from February 14, 2019 until the earlier of February 13, 2021 and a determination by the Board of Directors to discontinue the repurchase program. We did not repurchase any shares under this program.

Dividends

On February 4, 2021, our Board of Directors declared a cash dividend of $0.47 per common share. Such dividend is payable on May 6, 2021, to shareholders of record at the close of business on April 15, 2021.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. On May 6, 2020, made an aggregate cash dividend payment of $316 million to shareholders of record at the close of business on April 15, 2020.

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

22. Commitments and Contingencies

Commitments and Obligations

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products which may include obtaining rights to intellectual property, and for hosting services to support our games and our administrative functions. Under these agreements, we commit to provide specified payments to a lessor, developer, or hosting provider, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer based on sales of the related game. Additionally, we also enter into arrangements in which we commit to spend specified amounts for marketing to support and promote our content and services. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2020, are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations (1)
	Facility and Equipment Leases	Developer and Hosting	Marketing	Long-Term Debt Obligations (2)	Total
For the years ending December 31,
2021	$77	$95	$158	$109	$439
2022	72	84	166	105	427
2023	65	85	66	105	321
2024	54	3	—	105	162
2025	33	—	—	105	138
Thereafter	19	—	—	5,057	5,076
Total	$320	$267	$390	$5,586	$6,563

(1)We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of the potential issue resolution of the underlying matters. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or (b) the years relating to the matters for certain jurisdictions are not currently under audit. At December 31, 2020, we had $466 million of net unrecognized tax benefits included in “Other liabilities,” in our consolidated balance sheet.

Additionally, at December 31, 2020, we have a remaining net Transition Tax liability of $153 million associated with the U.S. Tax Reform Act. The remaining Transition Tax liability is payable over the next six years and is not reflected in our Contractual Obligations table above.

(2)Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments for our outstanding unsecured notes, which are subject to fixed interest rates, as of December 31, 2020. There was no outstanding balance under our Revolver as of December 31, 2020. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2020. Refer to Note 13 for additional information on our debt obligations.

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

Letters of Credit

As described in Note 13, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2020, we did not have any letters of credit issued or outstanding under the Revolver.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2020
Allowances for sales returns and price protection and other allowances	$118	$(29)	$(26)	$63
Valuation allowance for deferred tax assets	$181	$49	$(2)	$228
At December 31, 2019
Allowances for sales returns and price protection and other allowances	$186	$11	$(79)	$118
Valuation allowance for deferred tax assets	$61	$127	$(7)	$181
At December 31, 2018
Allowances for sales returns and price protection and other allowances	$274	$24	$(112)	$186
Valuation allowance for deferred tax assets	$—	$61	$—	$61

(A)Includes increases and reversals of allowances for sales returns, price protection, and valuation allowance for deferred tax assets due to normal reserving terms.

(B)Includes actual write-offs and utilization of allowances for sales returns, price protection, and releases of income tax valuation allowances and foreign currency translation and other adjustments.

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (1) may have been qualified by disclosures made to such other party or parties, (2) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (3) may reflect the allocation of risk among the parties to such agreements, and (4) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

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

4.4
Second Supplemental Indenture, dated August 10, 2020, between Activision Blizzard, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the Company’s 1.350% Unsecured Senior Notes due 2030, and the Company’s 2.500% Unsecured Senior Notes Due 2050 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed August 10, 2020).

4.5	Form of certificate for the Company’s 3.400% Unsecured Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).
4.6	Form of certificate for the Company’s 1.350% Unsecured Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed August 10, 2020).
4.7	Form of certificate for the Company’s 4.500% Unsecured Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).
4.8	Form of certificate for the Company’s 2.500% Unsecured Senior Notes Due 2050 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed August 10, 2020).
4.9	Description of Securities (incorporated by reference to Exhibit 4.7 of the Company’s Form 10-K for the year ended December 31, 2019).
10.1*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated on June 7, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 2012).
10.2*	Activision Blizzard, Inc. 2014 Incentive Plan, amended and restated as of March 2, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed May 4, 2017).
10.3*	Activision Blizzard, Inc. KDE Equity Incentive Plan, amended as of November 1, 2016 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year ended December 31, 2016).
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

Exhibit Number	Exhibit
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

10.22*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 4, 2019) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2019).

10.23*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 4, 2019) (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2019).

10.24*	Form of Notice of Stock Option Awards for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 18, 2020).
10.25*	Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of December 4, 2020).
10.26*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended June 30, 2014).
10.27*	Activision Blizzard, Inc. Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015).
10.28*
Employment Agreement, dated as of November 1, 2016, between Chris B. Walther and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quartered ended March 31, 2019).

Exhibit Number	Exhibit
10.29*	Employment Agreement, dated February 25, 2019, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2018).
10.30*	Employment Agreement, dated as of November 22, 2016, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed November 25, 2016).
10.31*	Form of Notice of Performance Share Unit Award to Robert A. Kotick (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2018).
10.32*	Form of Notice of 2018 Stock Option Award to Robert A. Kotick (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2018).
10.33*	Form of Notice of 2019 Stock Option Award to Robert A. Kotick (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2019).
10.34*	Employment Agreement, dated as of July 24, 2019, between Claudine Naughton and the Company (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2019).
10.35*	Employment Agreement, dated March 9, 2020, between Activision Blizzard, Inc. and Daniel Alegre (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed March 11, 2020).
10.36*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of May 1, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2018).

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
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

10.43
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

10.44
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
Date: February 23, 2021

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

By:	/s/ ROBERT A. KOTICK	Director, Chief Executive Officer (Principal Executive Officer)	February 23, 2021
(Robert A. Kotick)
By:	/s/ DENNIS DURKIN	Chief Financial Officer (Principal Financial Officer)	February 23, 2021
(Dennis Durkin)
By:	/s/ JESSE YANG	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
(Jesse Yang)
By:	/s/ REVETA BOWERS	Director	February 23, 2021
(Reveta Bowers)
By:	/s/ ROBERT J. CORTI	Director	February 23, 2021
(Robert J. Corti)
By:	/s/ HENDRIK J. HARTONG III	Director	February 23, 2021
(Hendrik J. Hartong III)
By:	/s/ BRIAN G. KELLY	Chairman of the Board and Director	February 23, 2021
(Brian G. Kelly)
By:	/s/ BARRY MEYER	Director	February 23, 2021
(Barry Meyer)
By:	/s/ ROBERT J. MORGADO	Director	February 23, 2021
(Robert J. Morgado)
By:	/s/ PETER NOLAN	Director	February 23, 2021
(Peter Nolan)
By:	/s/ DAWN OSTROFF	Director	February 23, 2021
(Dawn Ostroff)
By:	/s/ CASEY WASSERMAN	Director	February 23, 2021
(Casey Wasserman)