Form 10-Q
period 2021-03-31
Activision Blizzard, Inc.
filed 2021-05-04
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-15839
ACTIVISION BLIZZARD, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4803544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N/A	N/A
(Address of principal executive offices)	(Zip Code)

(310) 255-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	ATVI	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at April 27, 2021 was 777,016,759.

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

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the ongoing global impact of a novel strain of coronavirus which emerged in December 2019 (“COVID-19”) (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers and distributors who sell our physical product to customers; effects on our ability to release our content in a timely manner; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; concentration of revenue among a small number of franchises; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; our ability to attract, retain and motivate skilled personnel; rapid changes in technology and industry standards; competition, including from other forms of entertainment; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; the continued growth in the scope and complexity of our business, including the diversion of management time and attention to issues relating to the operations of our newly acquired or started businesses and the potential impact of our expansion into new businesses on our existing businesses; substantial influence of third-party platform providers over our products and costs; risks associated with transitions to next-generation consoles; success and availability of video game consoles manufactured by third parties; risks associated with the free-to-play business model, including dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; our ability to realize the expected financial and operational benefits of, and effectively implement and manage, our restructuring actions; our ability to quickly adjust our cost structure in response to sudden changes in demand; risks and costs associated with legal proceedings; intellectual property claims; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; our ability to sell products at assumed pricing levels; reliance on external developers for development of some of our software products; the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt; the seasonality in the sale of our products; counterparty risks relating to customers, licensees, licensors, and manufacturers, which have been magnified as a result of the COVID-19 pandemic; risks associated with our use of open source software; piracy and unauthorized copying of our products; insolvency or business failure of any of our partners, which has been magnified as a result of the COVID-19 pandemic; risks and uncertainties of conducting business outside the United States (the “U.S.”); increasing regulation of our business, products, and distribution in key territories; compliance with continually evolving laws and regulations concerning data privacy; reliance on servers and networks to operate our games and our proprietary online gaming service; potential data breaches and other cybersecurity risks; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At March 31, 2021	At December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,281	$8,647
Accounts receivable, net of allowances of $59 and $83, at March 31, 2021 and December 31, 2020, respectively	773	1,052
Software development	283	352
Other current assets	585	514
Total current assets	10,922	10,565
Software development	207	160
Property and equipment, net	192	209
Deferred income taxes, net	1,250	1,318
Other assets	643	641
Intangible assets, net	446	451
Goodwill	9,765	9,765
Total assets	$23,425	$23,109

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$225	$295
Deferred revenues	1,459	1,689
Accrued expenses and other liabilities	1,497	1,116
Total current liabilities	3,181	3,100
Long-term debt, net	3,606	3,605
Deferred income taxes, net	365	418
Other liabilities	942	949
Total liabilities	8,094	8,072
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,205,570,562 and 1,202,906,087 shares issued at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	11,549	11,531
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2021 and December 31, 2020	(5,563)	(5,563)
Retained earnings	9,945	9,691
Accumulated other comprehensive loss	(600)	(622)
Total shareholders’ equity	15,331	15,037
Total liabilities and shareholders’ equity	$23,425	$23,109

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Net revenues
Product sales	$675	$543
In-game, subscription, and other revenues	1,600	1,245
Total net revenues	2,275	1,788

Costs and expenses
Cost of revenues—product sales:
Product costs	140	119
Software royalties, amortization, and intellectual property licenses	112	82
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	296	258
Software royalties, amortization, and intellectual property licenses	30	46
Product development	353	238
Sales and marketing	237	243
General and administrative	282	167
Restructuring and related costs	30	23
Total costs and expenses	1,480	1,176

Operating income	795	612
Interest and other expense (income), net (Note 12)	30	8
Income before income tax expense	765	604
Income tax expense	146	99
Net income	$619	$505

Earnings per common share
Basic	$0.80	$0.66
Diluted	$0.79	$0.65

Weighted-average number of shares outstanding
Basic	775	769
Diluted	783	774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2021	2020
Net income	$619	$505

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(5)	(14)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	29	1
Unrealized gains (losses) on investments, net of tax	(2)	4
Total other comprehensive income (loss)	$22	$(9)
Comprehensive income	$641	$496

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$619	$505
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3	11
Depreciation and amortization	33	62
Non-cash operating lease cost	16	16
Amortization of capitalized software development costs and intellectual property licenses (1)	106	77
Share-based compensation expense (2)	151	43
Other	(11)	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	276	249
Software development and intellectual property licenses	(84)	(85)
Other assets	(2)	(1)
Deferred revenues	(204)	(334)
Accounts payable	(70)	(132)
Accrued expenses and other liabilities	11	(253)
Net cash provided by operating activities	844	148

Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	16	—
Purchases of available-for-sale investments	(80)	(9)
Capital expenditures	(22)	(19)
Net cash used in investing activities	(86)	(28)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	29	26
Tax payment related to net share settlements on restricted stock units	(124)	(19)
Net cash provided by (used in) financing activities	(95)	7
Effect of foreign exchange rate changes on cash and cash equivalents	(28)	(15)
Net increase in cash and cash equivalents and restricted cash	635	112
Cash and cash equivalents and restricted cash at beginning of period	8,652	5,798
Cash and cash equivalents and restricted cash at end of period	$9,287	$5,910

Supplemental cash flow information - Non-cash financing activities:
Dividends payable	$365	$316

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and March 31, 2020
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,203	$—	(429)	$(5,563)	$11,531	$9,691	$(622)	$15,037
Components of comprehensive income:
Net income	—	—	—	—	—	619	—	619
Other comprehensive loss	—	—	—	—	—	—	22	22
Issuance of common stock pursuant to employee stock options	1	—	—	—	33	—	—	33
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(165)	—	—	(165)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	150	—	—	150
Dividends ($0.47 per common share)	—	—	—	—	—	(365)	—	(365)
Balance at March 31, 2021	1,206	$—	(429)	$(5,563)	$11,549	$9,945	$(600)	$15,331

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	505	—	505
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	1	—	—	—	27	—	—	27
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(31)	—	—	(31)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	43	—	—	43
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at March 31, 2020	1,199	$—	(429)	$(5,563)	$11,213	$7,999	$(628)	$13,021

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

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product franchise is Call of Duty®, a first-person action franchise. Activision also includes the activities of the Call of Duty League™, a global professional esports league with city-based teams.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing franchise; Hearthstone®, an online collectible card franchise based in the Warcraft universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Generally, making these estimates and developing our assumptions requires consideration of forecasted information, which, in context of the COVID-19 pandemic, involves additional uncertainty. While there was no material impact to our estimates in the current period, in future periods, facts and circumstances could change and impact our estimates. Additionally, actual results could differ from these estimates and assumptions. In the opinion of management, all adjustments considered necessary for the fair statement of our financial position and results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying unaudited condensed consolidated financial statements.

The accompanying condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

2.    Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance which is intended to simplify various aspects to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation, and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in the application of Topic 740. Generally the guidance must be applied prospectively upon adoption, with the exception of certain topics which are required to be applied on a retrospective or modified retrospective basis. On January 1, 2021, we adopted this new accounting standard and applied the topics in the manner required by the standard. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

3.    Software Development and Intellectual Property Licenses

Our total capitalized software development costs of $490 million and $512 million, as of March 31, 2021 and December 31, 2021, respectively, primarily relates to internal development costs. As of both March 31, 2021 and December 31, 2020, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020
Amortization of capitalized software development costs and intellectual property licenses	$112	$83

4.    Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At March 31, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	73	(60)	13
Total definite-lived intangible assets (1)				$1,227	$(1,214)	$13

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$446

(1) At March 31, 2021, the balances of the developed software intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2020
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,151)	$3
Developed software	2	-	5 years	601	(601)	—
Trade names and other	1	-	10 years	73	(58)	15
Total definite-lived intangible assets				$1,828	$(1,810)	$18

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$451

Amortization expense of our intangible assets was $5 million and $33 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

5.    Goodwill

The carrying amount of goodwill by reportable segment at both March 31, 2021 and December 31, 2020 was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Goodwill	$6,899	$190	$2,676	$9,765

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at March 31, 2021 Using
	As of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,968	$8,968	$—	$—	Cash and cash equivalents
Foreign government treasury bills	25	25	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	227	227	—	—	Other current assets
Foreign currency forward contracts designated as hedges	12	—	12	—	Other current assets and Other assets
Total	$9,232	$9,220	$12	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(1)	$—	$(1)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	(7)	—	(7)	—	Accrued expenses and other liabilities
Total	$(8)	$—	$(8)	$—

		Fair Value Measurements at December 31, 2020 Using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,345	$8,345	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	164	164	—	—	Other current assets
Total	$8,543	$8,543	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	(24)	—	(24)	—	Accrued expenses and other liabilities
Total	$(26)	$—	$(26)	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which have remaining maturities of 19 months or less as of March 31, 2021, are as follows (amounts in millions):

	As of March 31, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$850	$5	$542	$(24)

For the three months ended March 31, 2021 and 2020, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of March 31, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$148	$(1)	$116	$(2)

For the three months ended March 31, 2021 and 2020, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

7.    Deferred revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of March 31, 2021 and December 31, 2020, were $1.5 billion and $1.7 billion, respectively. For the three months ended March 31, 2021, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the three months ended March 31, 2021, $1.1 billion of revenues were recognized that were included in the deferred revenues balance at December 31, 2020. During the three months ended March 31, 2020, $0.8 billion of revenues were recognized that were included in the deferred revenues balance at December 31, 2019.

As of March 31, 2021, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $2.2 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.7 billion over the next 12 months, $0.4 billion in the subsequent 12-month period, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue standard.

8.    Debt

Credit Facilities
As of March 31, 2021 and December 31, 2020, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of March 31, 2021.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of March 31, 2021 and December 31, 2020, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At March 31, 2021		At December 31, 2020
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	850	930	850	970
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	438	400	454
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	450	500	490
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	469	400	525
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,258	1,500	1,462
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(44)		(45)
Total net carrying amount				$3,606		$3,605

We were in compliance with the terms of the notes outstanding as of March 31, 2021. As of March 31, 2021, we have no contractual principal repayments of our long-term debt due within the next five years.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details regarding key terms under our indentures that govern our outstanding notes.

9.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Three Months Ended March 31, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2020	$(589)	$(28)	$(5)	$(622)
Other comprehensive income (loss) before reclassifications	(5)	20	(3)	12
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	9	1	10
Balance at March 31, 2021	$(594)	$1	$(7)	$(600)

	For the Three Months Ended March 31, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Unrealized gain (loss) on available-for-sale securities	Total
Balance at December 31, 2019	$(624)	$8	$(3)	$(619)
Other comprehensive income (loss) before reclassifications	(12)	10	4	2
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	(9)	—	(11)
Balance at March 31, 2020	$(638)	$9	$1	$(628)

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

Information on reportable segment net revenues and operating income for the three months ended March 31, 2021 and 2020, are presented below (amounts in millions):

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$891	$458	$609	$1,958
Intersegment net revenues (1)	—	25	—	25
Segment net revenues	$891	$483	$609	$1,983

Segment operating income	$442	$208	$203	$853

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$519	$437	$498	$1,454
Intersegment net revenues (1)	—	15	—	15
Segment net revenues	$519	$452	$498	$1,469

Segment operating income	$184	$197	$156	$537

(1)    Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended March 31,
	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$1,983	$1,469
Revenues from non-reportable segments (1)	108	68
Net effect from recognition (deferral) of deferred net revenues (2)	209	266
Elimination of intersegment revenues (3)	(25)	(15)
Consolidated net revenues	$2,275	$1,788

Reconciliation to consolidated income before income tax expense:
Segment operating income	$853	$537
Operating income (loss) from non-reportable segments (1)	(4)	3
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	132	171
Share-based compensation expense	(151)	(43)
Amortization of intangible assets	(5)	(33)
Restructuring and related costs (Note 11)	(30)	(23)
Consolidated operating income	795	612
Interest and other expense (income), net	30	8
Consolidated income before income tax expense	$765	$604

(1)Includes other income and expenses outside of our reportable segments, including our Distribution business and unallocated corporate income and expenses.

(2)Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended March 31, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$965	$461	$605	$—	$(25)	$2,006
Retail channels	143	6	—	—	—	149
Other (2)	15	3	—	102	—	120
Total consolidated net revenues	$1,123	$470	$605	$102	$(25)	$2,275

Change in deferred revenues:
Digital online channels (1)	$(162)	$17	$4	$—	$—	$(141)
Retail channels	(70)	(4)	—	—	—	(74)
Other (2)	—	—	—	6	—	6
Total change in deferred revenues	$(232)	$13	$4	$6	$—	$(209)

Segment net revenues:
Digital online channels (1)	$803	$478	$609	$—	$(25)	$1,865
Retail channels	73	2	—	—	—	75
Other (2)	15	3	—	108	—	126
Total segment net revenues	$891	$483	$609	$108	$(25)	$2,066

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$548	$409	$499	$—	$(15)	$1,441
Retail channels	212	9	—	—	—	221
Other (2)	20	31	—	75	—	126
Total consolidated net revenues	$780	$449	$499	$75	$(15)	$1,788

Change in deferred revenues:
Digital online channels (1)	$(93)	$8	$(1)	$—	$—	$(86)
Retail channels	(168)	(4)	—	—	—	(172)
Other (2)	—	(1)	—	(7)	—	(8)
Total change in deferred revenues	$(261)	$3	$(1)	$(7)	$—	$(266)

Segment net revenues:
Digital online channels (1)	$455	$417	$498	$—	$(15)	$1,355
Retail channels	44	5	—	—	—	49
Other (2)	20	30	—	68	—	118
Total segment net revenues	$519	$452	$498	$68	$(15)	$1,522

(1)    Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)    Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)    Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$725	$210	$386	$—	$(14)	$1,307
EMEA (1)	311	167	160	102	(9)	731
Asia Pacific	87	93	59	—	(2)	237
Total consolidated net revenues	$1,123	$470	$605	$102	$(25)	$2,275

Change in deferred revenues:
Americas	$(131)	$5	$5	$—	$—	$(121)
EMEA (1)	(77)	7	(1)	6	—	(65)
Asia Pacific	(24)	1	—	—	—	(23)
Total change in deferred revenues	$(232)	$13	$4	$6	$—	$(209)

Segment net revenues:
Americas	$594	$215	$391	$—	$(14)	$1,186
EMEA (1)	234	174	159	108	(9)	666
Asia Pacific	63	94	59	—	(2)	214
Total segment net revenues	$891	$483	$609	$108	$(25)	$2,066

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$472	$172	$311	$—	$(7)	$948
EMEA (1)	239	121	136	75	(5)	566
Asia Pacific	69	156	52	—	(3)	274
Total consolidated net revenues	$780	$449	$499	$75	$(15)	$1,788

Change in deferred revenues:
Americas	$(146)	$2	$1	$—	$—	$(143)
EMEA (1)	(96)	3	(1)	(7)	—	(101)
Asia Pacific	(19)	(2)	(1)	—	—	(22)
Total change in deferred revenues	$(261)	$3	$(1)	$(7)	$—	$(266)

Segment net revenues:
Americas	$326	$174	$312	$—	$(7)	$805
EMEA (1)	143	124	135	68	(5)	465
Asia Pacific	50	154	51	—	(3)	252
Total segment net revenues	$519	$452	$498	$68	$(15)	$1,522

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 50% and 47% of consolidated net revenues for the three months ended March 31, 2021 and 2020, respectively. The Company’s net revenues in the United Kingdom (“U.K.”) were 11% and 9% of consolidated net revenues for the three months ended March 31, 2021 and 2020, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended March 31, 2021 or 2020.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended March 31, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$774	$25	$—	$—	$—	$799
PC	201	422	24	—	(25)	622
Mobile and ancillary (1)	133	20	581	—	—	734
Other (2)	15	3	—	102	—	120
Total consolidated net revenues	$1,123	$470	$605	$102	$(25)	$2,275

Change in deferred revenues:
Console	$(167)	$(6)	$—	$—	$—	$(173)
PC	(61)	17	(1)	—	—	(45)
Mobile and ancillary (1)	(4)	2	5	—	—	3
Other (2)	—	—	—	6	—	6
Total change in deferred revenues	$(232)	$13	$4	$6	$—	$(209)

Segment net revenues:
Console	$607	$19	$—	$—	$—	$626
PC	140	439	23	—	(25)	577
Mobile and ancillary (1)	129	22	586	—	—	737
Other (2)	15	3	—	108	—	126
Total segment net revenues	$891	$483	$609	$108	$(25)	$2,066

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$567	$27	$—	$—	$—	$594
PC	126	362	25	—	(15)	498
Mobile and ancillary (1)	67	29	474	—	—	570
Other (2)	20	31	—	75	—	126
Total consolidated net revenues	$780	$449	$499	$75	$(15)	$1,788

Change in deferred revenues:
Console	$(223)	$(8)	$—	$—	$—	$(231)
PC	(37)	19	(1)	—	—	(19)
Mobile and ancillary (1)	(1)	(7)	—	—	—	(8)
Other (2)	—	(1)	—	(7)	—	(8)
Total change in deferred revenues	$(261)	$3	$(1)	$(7)	$—	$(266)

Segment net revenues:
Console	$344	$19	$—	$—	$—	$363
PC	89	381	24	—	(15)	479
Mobile and ancillary (1)	66	22	474	—	—	562
Other (2)	20	30	—	68	—	118
Total segment net revenues	$519	$452	$498	$68	$(15)	$1,522

(1)    Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)    Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)    Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At March 31, 2021	At December 31, 2020
Long-lived assets (1) by geographic region:
Americas	$259	$270
EMEA	156	166
Asia Pacific	14	17
Total long-lived assets by geographic region	$429	$453

(1)    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

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

The restructuring actions remain in progress as we continue to focus on these goals.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee-related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2020	$88	$—	$3	$91
Costs charged to expense	24	1	2	27
Cash payments	(9)	—	(1)	(10)
Non-cash charge adjustment	(2)	(1)	(1)	(4)
Balance at March 31, 2021	$101	$—	$3	$104

Cumulative charges incurred through March 31, 2021	$176	$36	$34	$246

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended March 31,
	2021	2020
Activision	$1	$2
Blizzard	23	21
King	1	(1)
Other segments (1)	2	1
Total	$27	$23

(1)     Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

During the three months ended March 31, 2021, we incurred additional restructuring charges that are not included in the plan discussed above. Such amounts were not material.

We expect to incur total aggregate pre-tax restructuring charges of approximately $310 million associated with the plan, of which we expect the remaining charges that have not yet been recognized to largely be incurred by the end of 2021. The charges associated with the plan are expected to relate to severance and employee-related costs (approximately 60% of the aggregate charge), facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring related fees and the write-down of assets. A substantial majority (approximately 70%) of the total pre-tax charge associated with the restructuring is expected to be paid in cash using amounts on hand, and such cash outlays are largely expected to be completed by the end of 2021. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general and administrative activities is expected to be offset by increased investment in product development.

The total charges incurred through March 31, 2021 and total expected pre-tax restructuring charges related to the plan, by segment, inclusive of amounts already incurred and inclusive of certain inventory write-downs in prior years, are presented below (amounts in millions):

	Total Charges Incurred Through March 31, 2021	Total Charges Expected as of March 31, 2021
Activision	$33	$44
Blizzard	167	205
King	20	22
Other segments (1)	31	39
Total	$251	$310

(1)     Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

12.     Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020
Interest income	$(1)	$(16)
Interest expense from debt and amortization of debt discount and deferred financing costs	28	23
Other expense (income), net	3	1
Interest and other expense (income), net	$30	$8

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

The income tax expense of $146 million for the three months ended March 31, 2021, reflects, an effective tax rate of 19%, which is higher than the effective tax rate of 16% for the three months ended March 31, 2020. The increase is primarily due to a benefit recognized in the prior year in connection with the remeasurement of a U.S. deferred tax asset, partially offset by higher excess tax benefits from share-based payments in the current year.

The effective tax rate of 19% for the three months ended March 31, 2021, is lower than the U.S. statutory rate of 21%, primarily due to excess tax benefits from share-based payments in the current year.
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

14.    Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Numerator:
Consolidated net income	$619	$505
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	775	769
Effect of dilutive stock options and awards under the treasury stock method	8	5
Denominator for basic earnings per common share—weighted-average dilutive common shares outstanding	783	774

Basic earnings per common share	$0.80	$0.66
Diluted earnings per common share	$0.79	$0.65

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020
Restricted stock units with performance measures not yet met	3	3
Anti-dilutive employee stock options	2	6

15.    Capital Transactions

Repurchase Program

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4.0 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. As of March 31, 2021, we have not repurchased any shares under this program.

Dividends

On February 4, 2021, our Board of Directors declared a cash dividend of $0.47 per common share. Such dividend is payable on May 6, 2021, to shareholders of record at the close of business on April 15, 2021. We have recorded $365 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2021.

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

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product franchise is Call of Duty®, a first-person action franchise. Activision also includes the activities of the Call of Duty League™, a global professional esports league with city-based teams.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Blizzard Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing franchise; Hearthstone®, an online collectible card franchise based in the Warcraft universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

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

During the early stages of the COVID-19 pandemic, our business experienced an increase in demand for certain of our products and services as a result of the stay-at-home orders enacted in various regions as players had more time to engage with our games. We have, however, seen a moderation in these trends in some regions since the stay-at-home orders were originally enacted earlier in 2020 and it is uncertain at this time how our business could be impacted as stay-at-home orders continue to be reduced or are lifted completely.

In an effort to protect the health and safety of our employees, the majority of our workforce continues to work from home and we have placed restrictions on non-essential business travel. Additionally, thus far, our business has been able to operate with minimal disruption to our game titles’ published release dates.

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

Refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

Business Results and Highlights

Financial Results

For the three months ended March 31, 2021:

•consolidated net revenues increased 27% to $2.28 billion, while consolidated operating income increased 30% to $795 million, as compared to consolidated net revenues of $1.79 billion and consolidated operating income of $612 million for the three months ended March 31, 2020;

•diluted earnings per common share increased 22% to $0.79, as compared to $0.65 for the three months ended March 31, 2020; and

•cash flows from operating activities were $844 million, an increase of 470%, as compared to $148 million for the three months ended March 31, 2020.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended March 31, 2021, include a net effect of $209 million and $132 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Additionally, for the both three months ended March 31, 2021 and 2020, 11% of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were the remaining 89% of total net revenues. Revenue recognized at a “point-in-time” is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business. “Over-time and other revenue” is primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Net bookings	$2,066	$1,522	$544
In-game net bookings	$1,343	$956	$387

Net bookings

The increase in net bookings for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to:

•a $372 million increase in Activision net bookings, driven by higher net bookings from (1) Call of Duty: Black Ops Cold War (which was released in November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone™ following the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020) as compared to Call of Duty: Modern Warfare (which was released on October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone from its release in March 2020 through December 16, 2020), (2) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018, and (3) Call of Duty: Mobile, which was released in October 2019;

•an $111 million increase in King net bookings driven by higher net bookings from in-game player purchases and advertising, primarily in the Candy Crush franchise; and

•a $31 million increase in Blizzard net bookings, driven by higher net bookings from World of Warcraft, which includes the November 2020 release of World of Warcraft: Shadowlands, partially offset by lower net bookings from Warcraft III: Reforged™, which was released in January 2020.

In-game net bookings

The increase in in-game net bookings for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $243 million increase in Activision in-game net bookings, an $81 million increase in King in-game net bookings, and a $63 million increase in Blizzard in-game net bookings, primarily driven by the same factors as noted for net bookings above.

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

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Activision	150	128	111	125	102
Blizzard	27	29	30	32	32
King	258	240	249	271	273
Total	435	397	390	428	407

Average MAUs increased by 38 million, or 10%, for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020, primarily due to:

•an increase in average MAUs for Activision, driven by (1) the December 2020 release of Call of Duty: Mobile in China and (2) Call of Duty: Black Ops Cold War, which was released in November 2020; and

•an increase in average MAUs for King, driven by (1) the Candy Crush franchise and (2) the release of Crash Bandicoot: On the Run! in March 2021.

Average MAUs increased by 28 million, or 7%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to an increase in Activision’s average MAUs, driven by (1) the December 2020 release of Call of Duty: Mobile in China and (2) Call of Duty: Modern Warfare and Call of Duty: Black Ops Cold War, both of which benefited from the March 2020 release of Call of Duty: Warzone. The increase was partially offset by a decrease in King’s average MAUs, driven by the Candy Crush franchise.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended March 31,
	2021		2020
Net revenues
Product sales	$675	30%	$543	30%
In-game, subscription, and other revenues	1,600	70	1,245	70
Total net revenues	2,275	100	1,788	100

Costs and expenses
Cost of revenues—product sales:
Product costs	140	21	119	22
Software royalties, amortization, and intellectual property licenses	112	17	82	15
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	296	19	258	21
Software royalties, amortization, and intellectual property licenses	30	2	46	4
Product development	353	16	238	13
Sales and marketing	237	10	243	14
General and administrative	282	12	167	9
Restructuring and related costs	30	1	23	1
Total costs and expenses	1,480	65	1,176	66

Operating income	795	35	612	34
Interest and other expense (income), net	30	1	8	—
Income before income tax expense	765	34	604	34
Income tax expense	146	6	99	6
Net income	$619	27%	$505	28%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)	% Change
Consolidated net revenues	$2,275	$1,788	$487	27%
In-game net revenues (1)	1,323	935	388	41

(1)    In-game net revenues primarily includes the net amount of revenue recognized for microtransactions and downloadable content during the period.

Consolidated Net Revenues

The increase in consolidated net revenues for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily driven by an increase in revenues of $524 million due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•World of Warcraft, which includes the November 2020 release of World of Warcraft: Shadowlands;

•the Candy Crush franchise;

•Call of Duty: Mobile, which was released in October 2019; and

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare.

This increase was partially offset by a net decrease in revenues of $37 million, driven by various other franchises and titles.

In-game Net Revenues

The increase in in-game net revenues for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily driven by an increase in in-game net revenues of $380 million due to higher in-game revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•the Candy Crush franchise;

•Call of Duty: Mobile; and

•World of Warcraft.

The remaining net increase of $8 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of approximately $78 million on our consolidated net revenues for the three months ended March 31, 2021, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	Three Months Ended March 31, 2021				Increase / (Decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$891	$458	$609	$1,958	$372	$21	$111	$504
Intersegment net revenues (1)	—	25	—	25	—	10	—	10
Segment net revenues	$891	$483	$609	$1,983	$372	$31	$111	$514

Segment operating income	$442	$208	$203	$853	$258	$11	$47	$316

	Three Months Ended March 31, 2020
	Activision	Blizzard	King	Total
Segment Net Revenues
Net revenues from external customers	$519	$437	$498	$1,454
Intersegment net revenues (1)	—	15	—	15
Segment net revenues	$519	$452	$498	$1,469

Segment operating income	$184	$197	$156	$537

(1)    Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$1,983	$1,469
Revenues from non-reportable segments (1)	108	68
Net effect from recognition (deferral) of deferred net revenues (2)	209	266
Elimination of intersegment revenues (3)	(25)	(15)
Consolidated net revenues	$2,275	$1,788

Reconciliation to consolidated income before income tax expense:
Segment operating income	$853	$537
Operating income (loss) from non-reportable segments (1)	(4)	3
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues	132	171
Share-based compensation expense	(151)	(43)
Amortization of intangible assets	(5)	(33)
Restructuring and related costs (Note 11)	(30)	(23)
Consolidated operating income	795	612
Interest and other expense (income), net	30	8
Consolidated income before income tax expense	$765	$604
(1)Includes other income and expenses outside of our reportable segments, including our Distribution business and unallocated corporate income and expenses.

(2)Reflects the net effect from recognition (deferral) of deferred net revenues, along with related cost of revenues, on certain of our online-enabled products.
(3)Intersegment revenues reflect licensing and service fees charged between segments.

Segment Net Revenues

Activision

The increase in Activision’s segment net revenues for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher revenues from:

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, which was released in October 2019;

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018; and

•Call of Duty: Mobile, which was released in October 2019.

Blizzard

The increase in Blizzard’s segment net revenues for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher revenues from World of Warcraft, which includes the November 2020 release of World of Warcraft: Shadowlands.

The increase was partially offset by lower revenues from:

•Warcraft III: Reforged, which was released in January 2020; and

•The Overwatch League, whose current season commenced in April 2021 while the 2020 season commenced in February 2020.

King

The increase in King’s segment net revenues for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher revenues from in-game player purchases and advertising, primarily in the Candy Crush franchise.

Segment Income from Operations

Activision

The increase in Activision’s segment operating income for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to:

•higher segment net revenues; and

•lower marketing cost for the Call of Duty franchise, as the prior year included additional spending to support the release of Call of Duty: Warzone in March 2020, as well as Call of Duty: Mobile, which was released in October 2019.

This increase was partially offset by:

•higher cost of revenues driven by the higher segment net revenues; and

•higher product development costs driven by increased personnel costs to support the Call of Duty franchise, including higher bonuses as a result of strong business performance.

Blizzard

The increase in Blizzard’s segment operating income for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher segment net revenues, partially offset by an increase in product development costs to support game development efforts.

King

The increase in King’s segment operating income for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher segment net revenues.

This increase was partially offset by:

•higher marketing costs;

•higher service provider fees, primarily digital storefront fees (e.g. fees retained by Google Inc. (“Google”) and Apple Inc. (“Apple”) for our sales on their platforms), driven by the higher in-game player purchases; and

•higher product development costs.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of approximately $57 million on reportable segment net revenues for the three months ended March 31, 2021, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Net revenues by distribution channel:
Digital online channels (1)	$2,006	$1,441	$565
Retail channels	149	221	(72)
Other (2)	120	126	(6)
Total consolidated net revenues	$2,275	$1,788	$487

(1)     Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)     Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018;

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare;

•World of Warcraft, which includes the November 2020 release of World of Warcraft: Shadowlands;

•the Candy Crush franchise; and

•Call of Duty: Mobile, which was released in October 2019.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to lower revenues from Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

Net Revenues by Platform

The following table details our consolidated net revenues by platform (amounts in millions):

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Net revenues by platform:
Console	$799	$594	$205
PC	622	498	124
Mobile and ancillary (1)	734	570	164
Other (2)	120	126	(6)
Total consolidated net revenues	$2,275	$1,788	$487

(1)    Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories.

(2)    Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

The increase in net revenues from the console platform for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018; and

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare.

PC

The increase in net revenues from the PC platform for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher revenues from:

•World of Warcraft, which includes the November 2020 release of World of Warcraft: Shadowlands; and

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

The increase was partially offset by lower revenues from Hearthstone.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended March 31, 2021, as compared to net revenues for the three months ended March 31, 2020, was primarily due to higher revenues from:

•the Candy Crush franchise; and

•Call of Duty: Mobile, which was released in October 2019.

Costs and Expenses

Cost of Revenues

The following table details the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended March 31, 2021	% of associated net revenues	Three Months Ended March 31, 2020	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$140	21%	$119	22%	$21
Software royalties, amortization, and intellectual property licenses	112	17	82	15	30
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	296	19	258	21	38
Software royalties, amortization, and intellectual property licenses	30	2	46	4	(16)
Total cost of revenues	$578	25%	$505	28%	$73

Cost of Revenues—Product Sales:

The increase in product costs for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $43 million increase in product costs for our Distribution business as a result of higher revenues, partially offset by an $11 million decrease in product costs from Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, which was released in October 2019.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $28 million increase in software amortization and royalties from Blizzard, driven by higher software amortization and royalties from World of Warcraft given the November 2020 release of World of Warcraft: Shadowlands with no comparable amortization in the prior year.

Cost of Revenues—In-game, Subscription, and Other:

The increase in game operations and distribution costs for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $36 million increase in service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms) and payment processor fees, as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a decrease of $27 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our 2016 acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $12 million, driven by Call of Duty: Mobile, which was released in October 2019.

Product Development (amounts in millions)

	March 31, 2021	% of consolidated net revenues	March 31, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$353	16%	$238	13%	$115

The increase in product development costs for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to higher development costs of $115 million, driven by increased personnel costs to support our franchises, as well as higher bonuses as a result of strong business performance.

Sales and Marketing (amounts in millions)

	March 31, 2021	% of consolidated net revenues	March 31, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$237	10%	$243	14%	$(6)

Sales and marketing expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were comparable, as lower sales and marketing costs for the Call of Duty franchise were largely offset by higher sales and marketing costs for the Candy Crush franchise.

General and Administrative (amounts in millions)

	March 31, 2021	% of consolidated net revenues	March 31, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$282	12%	$167	9%	$115

The increase in general and administrative expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a $106 million increase in personnel costs as a result of higher share-based compensation.

Restructuring and related costs (amounts in millions)

	March 31, 2021	% of consolidated net revenues	March 31, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$30	1%	$23	1%	$7

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and to remove unnecessary levels of complexity and duplication from certain parts of our business. Since then, we have been, and will continue focusing on these goals as we execute against our plan. The restructuring and related costs incurred during 2021 relate primarily to severance costs. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general and administrative activities is expected to be offset by increased investment in product development. Refer to Note 11 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	March 31, 2021	% of consolidated net revenues	March 31, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$30	1%	$8	—%	$22

The increase in interest and other expense (income), net, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 was primarily due to a $15 million decrease in interest income driven by lower returns on our investment portfolio as a result of lower interest rates.

As of March 31, 2021, based on the composition of our investment portfolio, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

Income Tax Expense (amounts in millions)

	March 31, 2021	% of pretax income	March 31, 2020	% of pretax income	Increase (Decrease)
Three Months Ended	$146	19%	$99	16%	$47

The income tax expense of $146 million for the three months ended March 31, 2021, reflects an effective tax rate of 19%, which is higher than the effective tax rate of 16% for the three months ended March 31, 2020. The increase is primarily due to a benefit recognized in the prior year in connection with the remeasurement of a U.S. deferred tax asset, partially offset by higher excess tax benefits from share-based payments in the current year.

The effective tax rate of 19% for the three months ended March 31, 2021, is lower than the U.S. statutory rate of 21%, primarily due to excess tax benefits from share-based payments in the current year.

Further information about our income taxes is provided in Note 13 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $9.5 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund our operations and other cash outflows such as potential dividend payments or share repurchases and scheduled debt maturities (the next of which is in 2026), include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of March 31, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.6 billion, as compared to $2.5 billion as of December 31, 2020. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

Our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by sales, which are generally highest in the fourth quarter due to seasonal and holiday-related sales patterns. We consider, on a continuing basis, various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, share repurchases, and other structural changes. These transactions may result in future cash proceeds or payments.

Sources of Liquidity (amounts in millions)

	March 31, 2021	December 31, 2020	Increase (Decrease)
Cash and cash equivalents	$9,281	$8,647	$634
Short-term investments	234	170	64
	$9,515	$8,817	$698
Percentage of total assets	41%	38%

	For the Three Months Ended March 31,
	2021	2020	Increase (Decrease)
Net cash provided by operating activities	$844	$148	$696
Net cash used in investing activities	(86)	(28)	(58)
Net cash provided by (used in) financing activities	(95)	7	(102)
Effect of foreign exchange rate changes	(28)	(15)	(13)
Net increase in cash and cash equivalents and restricted cash	$635	$112	$523

Net Cash Provided by Operating Activities

The primary driver of net cash flows associated with our operating activities is the income generated from the sale of our products and services. This is typically partially offset by: working capital requirements used in the development, sale, and support of our products; payments for interest on our debt; payments for tax liabilities; and payments to our workforce.

Net cash provided by operating activities for the three months ended March 31, 2021, was $844 million, as compared to $148 million for the three months ended March 31, 2020. The increase was primarily due to higher net income and lower tax payments, as the prior-year period included payments for a tax settlement in France with no comparable activity in 2021, in addition to changes in our working capital resulting from the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the three months ended March 31, 2021, was $86 million, as compared to $28 million for the three months ended March 31, 2020. The increase in cash used in investing activities was primarily due to the net purchases of $64 million of available-for-sale investments in the three months ended March 31, 2021, as compared to purchases of available-for-sale investments of $9 million in the prior-year period.

Net Cash provided by Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the three months ended March 31, 2021, was $95 million, as compared to net cash provided by financing activities of $7 million for the three months ended March 31, 2020. The change was primarily attributed to higher tax payments made for net share settlements on restricted stock units, driven by higher volume share releases and at higher market values, resulting in $124 million of payments during the three months ended March 31, 2021, as compared to $19 million in the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $28 million on our cash and cash equivalents and restricted cash for the three months ended March 31, 2021, as compared to a negative impact of $15 million for the three months ended March 31, 2020. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At March 31, 2021 and December 31, 2020, our total outstanding debt was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2021	At December 31, 2020
2026 Notes	850	850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(44)	(45)
Total net carrying amount	$3,606	$3,605

Refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 4, 2021, our Board of Directors declared a cash dividend of $0.47 per common share. Such dividend is payable on May 6, 2021, to shareholders of record at the close of business on April 15, 2021. We have recorded $365 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2021.

Capital Expenditures

For the year ending December 31, 2021, we anticipate total capital expenditures of approximately $100 million, primarily for computer and network hardware and leasehold improvements. During the three months ended March 31, 2021, capital expenditures were $22 million.

Off-Balance Sheet Arrangements

At each of March 31, 2021 and December 31, 2020, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the three months ended March 31, 2021, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a more complete discussion of our critical accounting policies and estimates.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”) and Foreign Currency Forward Contracts Not Designated as Hedges

Refer to Note 6 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding our Cash Flow Hedges and foreign currency forward contracts not designated as hedges.

In the absence of hedging activities for the three months ended March 31, 2021, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $24 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2021, our cash and cash equivalents were comprised primarily of money market funds.

As of March 31, 2021, based on the composition of our investment portfolio, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2021, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2021, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in the 2020 Form 10-K, any of which could materially affect our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price. The ongoing global COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2020 Form 10-K.

Item 6.    Exhibits

The exhibits listed on the accompanying Exhibit Index are hereby incorporated by reference into this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

10.1*	Employment Agreement dated April 1, 2021, between Activision Blizzard, Inc. and Armin Zerza.

10.2*	Extension Amendment, dated April 28, 2021, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 29, 2021).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Armin Zerza pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armin Zerza pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 4, 2021

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Chief Accounting Officer and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.