Form 10-Q
period 2021-06-30
Activision Blizzard, Inc.
filed 2021-08-03
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at July 27, 2021 was 777,708,445.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the ongoing global impact of a novel strain of coronavirus which emerged in December 2019 (“COVID-19”) (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers, distributors and manufacturers who sell our physical products to customers and the platform providers on whose networks and consoles certain of our games are available; effects on our ability to release our content in a timely manner; effects on the operations of our professional esports leagues; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; increased demand for our games due to stay-at-home orders and curtailment of other forms of entertainment, which may not be sustained; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; competition; concentration of revenue among a small number of franchises; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; our ability to attract, retain and motivate skilled personnel; rapid changes in technology and industry standards; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; the continued growth in the scope and complexity of our business; substantial influence of third-party platform providers over our products and costs; success and availability of video game consoles manufactured by third parties, including our ability to predict the consoles that will be most successful in the marketplace and develop commercially-successful products for those consoles; risks associated with the free-to-play business model, including dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; our ability to realize the expected benefits of, and effectively implement and manage, our restructuring actions; difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of strategic transactions; the seasonality in the sale of our products; risks relating to behavior of our distributors, retailers, development, and licensing partners, or other affiliated third parties that may harm our brands or business operations; risks associated with our use of open source software; risks and uncertainties of conducting business outside the United States (the “U.S.”); risks associated with undisclosed content or features that may result in consumers’ refusal to buy or retailers’ refusal to sell our products; risks associated with objectionable consumer or other third party-created content; reliance on servers and networks to distribute and operate our games and our proprietary online gaming service; potential data breaches and other cybersecurity risks; significant disruption during our live events; risks related to the impacts of catastrophic events, including the susceptibility of the location of our headquarters to earthquakes; provisions in our corporate documents that may make it more difficult for any person to acquire control of our company; risks and costs associated with legal proceedings, including the impact of the complaint filed by the California Department of Fair Employment and Housing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act; intellectual property claims; increasing regulation in key territories; regulation relating to the Internet, including potential harm from laws impacting “net neutrality”; regulation concerning data privacy; scrutiny regarding the appropriateness of our games’ content, including ratings assigned by third parties; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; fluctuations in currency exchange rates; impacts of changes in financial accounting standards; insolvency or business failure of any of our business partners, which has been magnified as a result of the COVID-19 pandemic; risks associated with our reliance on discretionary spending; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At June 30, 2021	At December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,209	$8,647
Accounts receivable, net of allowances of $44 and $83, at June 30, 2021 and December 31, 2020, respectively	682	1,052
Software development	249	352
Other current assets	747	514
Total current assets	10,887	10,565
Software development	267	160
Property and equipment, net	174	209
Deferred income taxes, net	1,447	1,318
Other assets	583	641
Intangible assets, net	449	451
Goodwill	9,765	9,765
Total assets	$23,572	$23,109

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$217	$295
Deferred revenues	1,058	1,689
Accrued expenses and other liabilities	978	1,116
Total current liabilities	2,253	3,100
Long-term debt, net	3,606	3,605
Deferred income taxes, net	511	418
Other liabilities	916	949
Total liabilities	7,286	8,072
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,206,367,017 and 1,202,906,087 shares issued at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	11,621	11,531
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2021 and December 31, 2020	(5,563)	(5,563)
Retained earnings	10,821	9,691
Accumulated other comprehensive loss	(593)	(622)
Total shareholders’ equity	16,286	15,037
Total liabilities and shareholders’ equity	$23,572	$23,109

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues
Product sales	$568	$533	$1,243	$1,076
In-game, subscription, and other revenues	1,728	1,399	3,328	2,643
Total net revenues	2,296	1,932	4,571	3,719

Costs and expenses
Cost of revenues—product sales:
Product costs	116	137	255	255
Software royalties, amortization, and intellectual property licenses	88	33	200	115
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	322	271	619	529
Software royalties, amortization, and intellectual property licenses	29	28	59	74
Product development	335	291	688	528
Sales and marketing	245	242	482	485
General and administrative	189	175	471	343
Restructuring and related costs	13	6	43	29
Total costs and expenses	1,337	1,183	2,817	2,358

Operating income	959	749	1,754	1,361
Interest and other expense (income), net (Note 13)	(43)	22	(14)	30
Income before income tax expense	1,002	727	1,768	1,331
Income tax expense	126	147	272	247
Net income	$876	$580	$1,496	$1,084

Earnings per common share
Basic	$1.13	$0.75	$1.93	$1.41
Diluted	$1.12	$0.75	$1.91	$1.40

Weighted-average number of shares outstanding
Basic	777	771	776	770
Diluted	783	776	784	775

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$876	$580	$1,496	$1,084
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	9	4	5	(11)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(2)	(10)	27	(9)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	(3)	5
Total other comprehensive income (loss)	$7	$(6)	$29	$(15)
Comprehensive income	$883	$574	$1,525	$1,069

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,496	$1,084
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(46)	3
Non-cash operating lease cost	32	32
Depreciation and amortization	61	106
Amortization of capitalized software development costs and intellectual property licenses (1)	187	105
Share-based compensation expense (2)	194	85
Realized and unrealized gain on equity investment (Note 6)	(72)	—
Other	4	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	369	230
Software development and intellectual property licenses	(189)	(190)
Other assets	20	(83)
Deferred revenues	(611)	(192)
Accounts payable	(80)	(113)
Accrued expenses and other liabilities	(133)	(134)
Net cash provided by operating activities	1,232	916
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	44	—
Purchases of available-for-sale investments	(203)	(56)
Capital expenditures	(36)	(32)
Other investing activities	21	—
Net cash used in investing activities	(174)	(88)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	67	69
Tax payment related to net share settlements on restricted stock units	(173)	(34)
Dividends paid	(365)	(316)
Net cash used in financing activities	(471)	(281)
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	(5)
Net increase (decrease) in cash and cash equivalents and restricted cash	571	542
Cash and cash equivalents and restricted cash at beginning of period	8,652	5,798
Cash and cash equivalents and restricted cash at end of period	$9,223	$6,340
(1)Excludes deferral and amortization of share-based compensation expense.
(2)Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,203	$—	(429)	$(5,563)	$11,531	$9,691	$(622)	$15,037
Components of comprehensive income:
Net income	—	—	—	—	—	619	—	619
Other comprehensive income (loss)	—	—	—	—	—	—	22	22
Issuance of common stock pursuant to employee stock options	1	—	—	—	33	—	—	33
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(165)	—	—	(165)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	150	—	—	150
Dividends ($0.47 per common share)	—	—	—	—	—	(365)	—	(365)
Balance at March 31, 2021	1,206	$—	(429)	$(5,563)	$11,549	$9,945	$(600)	$15,331
Components of comprehensive income:
Net income	—	—	—	—	—	876	—	876
Other comprehensive income (loss)	—	—	—	—	—	—	7	7
Issuance of common stock pursuant to employee stock options	—	—	—	—	33	—	—	33
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(7)	—	—	(7)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	46	—	—	46
Balance at June 30, 2021	1,206	$—	(429)	$(5,563)	$11,621	$10,821	$(593)	$16,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2020
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	1	—	—	—	27	—	—	27
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(31)	—	—	(31)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	43	—	—	43
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at March 31, 2020	1,199	$—	(429)	$(5,563)	$11,213	$7,999	$(628)	$13,021
Components of comprehensive income:
Net income	—	—	—	—	—	580	—	580
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to employee stock options	1	—	—	—	44	—	—	44
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(3)	—	—	(3)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	46	—	—	46
Balance at June 30, 2020	1,200	$—	(429)	$(5,563)	$11,300	$8,579	$(634)	$13,682

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing franchise; Hearthstone®, an online collectible card franchise based in the Warcraft® universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on the mobile platform. King’s key product franchise is Candy Crush™, a “match three” franchise.

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

3. Software Development and Intellectual Property Licenses

Our total capitalized software development costs of $516 million and $512 million, as of June 30, 2021 and December 31, 2020, respectively, primarily relates to internal development costs. As of both June 30, 2021 and December 31, 2020, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of capitalized software development costs and intellectual property licenses	$87	$30	$199	$112

4. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At June 30, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	78	(62)	16
Total definite-lived intangible assets				$1,232	$(1,216)	$16

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$449

(1) Beginning with the first quarter of 2021, the balances of the developed software intangible assets have been removed as such amounts were fully amortized in the prior year.

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

Amortization expense of our intangible assets was $2 million and $7 million for the three and six months ended June 30, 2021, respectively. Amortization expense of our intangible assets was $14 million and $47 million for the three and six months ended June 30, 2020, respectively.

5. Goodwill

The carrying amount of goodwill by reportable segment at both June 30, 2021 and December 31, 2020 was as follows (amounts in millions):

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2021 Using
	As of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,906	$8,906	$—	$—	Cash and cash equivalents
Foreign government treasury bills	30	30	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	322	322	—	—	Other current assets
Equity securities	94	94	—	—	Other current assets
Foreign currency forward contracts designated as hedges	6	—	6	—	Other current assets & Other assets
Total	$9,358	$9,352	$6	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(8)	$—	$(8)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2020 Using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,345	$8,345	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	164	164	—	—	Other current assets
Total	$8,543	$8,543	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	(24)	—	(24)	—	Accrued expenses and other liabilities
Total	$(26)	$—	$(26)	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which have remaining maturities of 16 months or less as of June 30, 2021, are as follows (amounts in millions):

	As of June 30, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell Euro	$860	$(2)	$542	$(24)

For the three and six months ended June 30, 2021 and June 30, 2020, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of June 30, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$219	$—	$116	$(2)

For the three and six months ended June 30, 2021 and June 30, 2020, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Equity Securities Fair Value Measurement

At December 31, 2020, we held an investment in equity securities with a carrying value of $45 million. The investment did not have a readily determinable fair value, and was carried at cost, less impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer.

During June 2021, the investee completed a merger with a special purpose acquisition company (“SPAC”) and, as a result, our investment was converted into common shares of the publicly traded company. In connection with the SPAC transaction, we sold a portion of our investment for $22 million and recognized a realized gain of $16 million during the three months ended June 30, 2021. Additionally, our remaining investment is now measured at fair value at the end of each reporting period, and we recognized an unrealized gain of $56 million during the three months ended June 30, 2021 to adjust the investment to fair value. As of June 30, 2021, the carrying value of the investment was $94 million and was classified within “Other current assets” in our condensed consolidated balance sheets. The realized and unrealized gains were recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations for the three and six months ended June 30, 2021.

7. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of June 30, 2021 and December 31, 2020, were $1.1 billion and $1.7 billion, respectively. For the six months ended June 30, 2021, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the three and six months ended June 30, 2021, $0.5 billion and $1.6 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2020. During the three and six months ended June 30, 2020, $0.4 billion and $1.2 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2019.

As of June 30, 2021, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations is $1.7 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.3 billion over the next 12 months, $0.3 billion in the subsequent 12-month period, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

8. Debt

Credit Facilities

As of June 30, 2021 and December 31, 2020, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of June 30, 2021.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of June 30, 2021 and December 31, 2020, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At June 30, 2021		At December 31, 2020
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$936	$850	$970
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	441	400	454
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	468	500	490
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	498	400	525
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,347	1,500	1,462
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(44)		(45)
Total net carrying amount				$3,606		$3,605

We were in compliance with the terms of the notes outstanding as of June 30, 2021. As of June 30, 2021, we had no contractual principal repayments of our long-term debt due within the next five years.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details regarding key terms under our indentures that govern our outstanding notes.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Six Months Ended June 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)
Other comprehensive income (loss) before reclassifications	5	(5)	11	11
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	2	16	18
Balance at June 30, 2021	$(584)	$(8)	$(1)	$(593)

	For the Six Months Ended June 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2019	$(624)	$(3)	$8	$(619)
Other comprehensive income (loss) before reclassifications	(9)	5	3	(1)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	—	(12)	(14)
Balance at June 30, 2020	$(635)	$2	$(1)	$(634)

10. Operating Segments and Geographic Regions

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

Information on reportable segment net revenues and operating income for the three months ended June 30, 2021 and 2020, are presented below (amounts in millions):

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$789	$411	$635	$1,835
Intersegment net revenues (1)	—	22	—	22
Segment net revenues	$789	$433	$635	$1,857

Segment operating income	$363	$141	$248	$752

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$993	$433	$553	$1,979
Intersegment net revenues (1)	—	28	—	28
Segment net revenues	$993	$461	$553	$2,007

Segment operating income	$559	$203	$212	$974

Information on reportable segment net revenues and operating income for the six months ended June 30, 2021 and 2020, are presented below (amounts in millions):

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,680	$869	$1,244	$3,793
Intersegment net revenues (1)	—	47	—	47
Segment net revenues	$1,680	$916	$1,244	$3,840

Segment operating income	$804	$349	$452	$1,605

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,512	$870	$1,051	$3,433
Intersegment net revenues (1)	—	44	—	44
Segment net revenues	$1,512	$914	$1,051	$3,477

Segment operating income	$743	$400	$367	$1,510

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$1,857	$2,007	$3,840	$3,477
Revenues from non-reportable segments (1)	86	99	194	167
Net effect from recognition (deferral) of deferred net revenues (2)	375	(146)	584	119
Elimination of intersegment revenues (3)	(22)	(28)	(47)	(44)
Consolidated net revenues	$2,296	$1,932	$4,571	$3,719

Reconciliation to consolidated income before income tax expense:
Segment operating income	$752	$974	$1,605	$1,510
Operating income (loss) from non-reportable segments (1)	(11)	(11)	(15)	(7)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	276	(152)	408	19
Share-based compensation expense	(43)	(42)	(194)	(85)
Amortization of intangible assets	(2)	(14)	(7)	(47)
Restructuring and related costs (Note 12)	(13)	(6)	(43)	(29)
Consolidated operating income	959	749	1,754	1,361
Interest and other expense (income), net	(43)	22	(14)	30
Consolidated income before income tax expense	$1,002	$727	$1,768	$1,331

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

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended June 30, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$938	$472	$638	$—	$(22)	$2,026
Retail channels	128	9	—	—	—	137
Other (2)	16	34	—	83	—	133
Total consolidated net revenues	$1,082	$515	$638	$83	$(22)	$2,296

Change in deferred revenues:
Digital online channels (1)	$(202)	$(80)	$(3)	$—	$—	$(285)
Retail channels	(91)	(2)	—	—	—	(93)
Other (2)	—	—	—	3	—	3
Total change in deferred revenues	$(293)	$(82)	$(3)	$3	$—	$(375)

Segment net revenues:
Digital online channels (1)	$736	$392	$635	$—	$(22)	$1,741
Retail channels	37	7	—	—	—	44
Other (2)	16	34	—	86	—	136
Total segment net revenues	$789	$433	$635	$86	$(22)	$1,921

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$680	$390	$549	$—	$(28)	$1,591
Retail channels	163	5	—	—	—	168
Other (2)	27	45	—	101	—	173
Total consolidated net revenues	$870	$440	$549	$101	$(28)	$1,932

Change in deferred revenues:
Digital online channels (1)	$206	$20	$4	$—	$—	$230
Retail channels	(83)	1	—	—	—	(82)
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$123	$21	$4	$(2)	$—	$146

Segment net revenues:
Digital online channels (1)	$886	$410	$553	$—	$(28)	$1,821
Retail channels	80	6	—	—	—	86
Other (2)	27	45	—	99	—	171
Total segment net revenues	$993	$461	$553	$99	$(28)	$2,078

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the six months ended June 30, 2021 and 2020, were as follows (amounts in millions):

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,902	$933	$1,243	$—	$(47)	$4,031
Retail channels	271	15	—	—	—	286
Other (2)	31	37	—	186	—	254
Total consolidated net revenues	$2,204	$985	$1,243	$186	$(47)	$4,571

Change in deferred revenues:
Digital online channels (1)	$(363)	$(63)	$1	$—	$—	$(425)
Retail channels	(161)	(6)	—	—	—	(167)
Other (2)	—	—	—	8	—	8
Total change in deferred revenues	$(524)	$(69)	$1	$8	$—	$(584)

Segment net revenues:
Digital online channels (1)	$1,539	$870	$1,244	$—	$(47)	$3,606
Retail channels	110	9	—	—	—	119
Other (2)	31	37	—	194	—	262
Total segment net revenues	$1,680	$916	$1,244	$194	$(47)	$3,987

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,228	$798	$1,048	$—	$(44)	$3,030
Retail channels	375	15	—	—	—	390
Other (2)	47	76	—	176	—	299
Total consolidated net revenues	$1,650	$889	$1,048	$176	$(44)	$3,719

Change in deferred revenues:
Digital online channels (1)	$114	$29	$3	$—	$—	$146
Retail channels	(252)	(3)	—	—	—	(255)
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(138)	$25	$3	$(9)	$—	$(119)

Segment net revenues:
Digital online channels (1)	$1,342	$827	$1,051	$—	$(44)	$3,176
Retail channels	123	12	—	—	—	135
Other (2)	47	75	—	167	—	289
Total segment net revenues	$1,512	$914	$1,051	$167	$(44)	$3,600

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$702	$245	$412	$—	$(13)	$1,346
EMEA (1)	283	174	162	83	(7)	695
Asia Pacific	97	96	64	—	(2)	255
Total consolidated net revenues	$1,082	$515	$638	$83	$(22)	$2,296

Change in deferred revenues:
Americas	$(179)	$(36)	$(3)	$—	$—	$(218)
EMEA (1)	(95)	(40)	(1)	3	—	(133)
Asia Pacific	(19)	(6)	1	—	—	(24)
Total change in deferred revenues	$(293)	$(82)	$(3)	$3	$—	$(375)

Segment net revenues:
Americas	$523	$209	$409	$—	$(13)	$1,128
EMEA (1)	188	134	161	86	(7)	562
Asia Pacific	78	90	65	—	(2)	231
Total segment net revenues	$789	$433	$635	$86	$(22)	$1,921

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$548	$216	$362	$—	$(14)	$1,112
EMEA (1)	248	141	135	101	(10)	615
Asia Pacific	74	83	52	—	(4)	205
Total consolidated net revenues	$870	$440	$549	$101	$(28)	$1,932

Change in deferred revenues:
Americas	$100	$19	$5	$—	$—	$124
EMEA (1)	17	1	—	(2)	—	16
Asia Pacific	6	1	(1)	—	—	6
Total change in deferred revenues	$123	$21	$4	$(2)	$—	$146

Segment net revenues:
Americas	$648	$235	$367	$—	$(14)	$1,236
EMEA (1)	265	142	135	99	(10)	631
Asia Pacific	80	84	51	—	(4)	211
Total segment net revenues	$993	$461	$553	$99	$(28)	$2,078

Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2021 and 2020, were as follows (amounts in millions):

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,427	$455	$798	$—	$(27)	$2,653
EMEA (1)	593	341	322	186	(16)	1,426
Asia Pacific	184	189	123	—	(4)	492
Total consolidated net revenues	$2,204	$985	$1,243	$186	$(47)	$4,571

Change in deferred revenues:
Americas	$(310)	$(31)	$1	$—	$—	$(340)
EMEA (1)	(171)	(33)	—	8	—	(196)
Asia Pacific	(43)	(5)	—	—	—	(48)
Total change in deferred revenues	$(524)	$(69)	$1	$8	$—	$(584)

Segment net revenues:
Americas	$1,117	$424	$799	$—	$(27)	$2,313
EMEA (1)	422	308	322	194	(16)	1,230
Asia Pacific	141	184	123	—	(4)	444
Total segment net revenues	$1,680	$916	$1,244	$194	$(47)	$3,987

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,020	$387	$674	$—	$(21)	$2,060
EMEA (1)	487	262	271	176	(15)	1,181
Asia Pacific	143	240	103	—	(8)	478
Total consolidated net revenues	$1,650	$889	$1,048	$176	$(44)	$3,719

Change in deferred revenues:
Americas	$(46)	$22	$5	$—	$—	$(19)
EMEA (1)	(79)	5	(2)	(9)	—	(85)
Asia Pacific	(13)	(2)	—	—	—	(15)
Total change in deferred revenues	$(138)	$25	$3	$(9)	$—	$(119)

Segment net revenues:
Americas	$974	$409	$679	$—	$(21)	$2,041
EMEA (1)	408	267	269	167	(15)	1,096
Asia Pacific	130	238	103	—	(8)	463
Total segment net revenues	$1,512	$914	$1,051	$167	$(44)	$3,600

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 51% of consolidated net revenues for both the three months ended June 30, 2021 and 2020. The Company’s net revenues in the United Kingdom (“U.K.”) were 10% and 11% of consolidated net revenues for the three months ended June 30, 2021 and 2020, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended June 30, 2021 or 2020.
The Company’s net revenues in the U.S. were 51% and 50% of consolidated net revenues for the six months ended June 30, 2021 and 2020, respectively. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the six months ended June 30, 2021 and 2020. No other country’s net revenues exceeded 10% of consolidated net revenues for either the six months ended June 30, 2021 or 2020.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$717	$23	$—	$—	$—	$740
PC	192	436	22	—	(22)	628
Mobile and ancillary (1)	157	22	616	—	—	795
Other (2)	16	34	—	83	—	133
Total consolidated net revenues	$1,082	$515	$638	$83	$(22)	$2,296

Change in deferred revenues:
Console	$(245)	$—	$—	$—	$—	$(245)
PC	(52)	(76)	—	—	—	(128)
Mobile and ancillary (1)	4	(6)	(3)	—	—	(5)
Other (2)	—	—	—	3	—	3
Total change in deferred revenues	$(293)	$(82)	$(3)	$3	$—	$(375)

Segment net revenues:
Console	$472	$23	$—	$—	$—	$495
PC	140	360	22	—	(22)	500
Mobile and ancillary (1)	161	16	613	—	—	790
Other (2)	16	34	—	86	—	136
Total segment net revenues	$789	$433	$635	$86	$(22)	$1,921

	Three Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$623	$32	$—	$—	$—	$655
PC	146	339	25	—	(28)	482
Mobile and ancillary (1)	74	24	524	—	—	622
Other (2)	27	45	—	101	—	173
Total consolidated net revenues	$870	$440	$549	$101	$(28)	$1,932

Change in deferred revenues:
Console	$53	$5	$—	$—	$—	$58
PC	21	15	1	—	—	37
Mobile and ancillary (1)	49	1	3	—	—	53
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$123	$21	$4	$(2)	$—	$146

Segment net revenues:
Console	$676	$37	$—	$—	$—	$713
PC	167	354	26	—	(28)	519
Mobile and ancillary (1)	123	25	527	—	—	675
Other (2)	27	45	—	99	—	171
Total segment net revenues	$993	$461	$553	$99	$(28)	$2,078

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2021 and 2020, were as follows (amounts in millions):

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,490	$48	$—	$—	$—	$1,538
PC	392	858	45	—	(47)	1,248
Mobile and ancillary (1)	291	42	1,198	—	—	1,531
Other (2)	31	37	—	186	—	254
Total consolidated net revenues	$2,204	$985	$1,243	$186	$(47)	$4,571

Change in deferred revenues:
Console	$(411)	$(6)	$—	$—	$—	$(417)
PC	(112)	(60)	—	—	—	(172)
Mobile and ancillary (1)	(1)	(3)	1	—	—	(3)
Other (2)	—	—	—	8	—	8
Total change in deferred revenues	$(524)	$(69)	$1	$8	$—	$(584)

Segment net revenues:
Console	$1,079	$42	$—	$—	$—	$1,121
PC	280	798	45	—	(47)	1,076
Mobile and ancillary (1)	290	39	1,199	—	—	1,528
Other (2)	31	37	—	194	—	262
Total segment net revenues	$1,680	$916	$1,244	$194	$(47)	$3,987

	Six Months Ended June 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,190	$59	$—	$—	$—	$1,249
PC	273	702	50	—	(44)	981
Mobile and ancillary (1)	140	52	998	—	—	1,190
Other (2)	47	76	—	176	—	299
Total consolidated net revenues	$1,650	$889	$1,048	$176	$(44)	$3,719

Change in deferred revenues:
Console	$(169)	$(3)	$—	$—	$—	$(172)
PC	(17)	34	—	—	—	17
Mobile and ancillary (1)	48	(5)	3	—	—	46
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(138)	$25	$3	$(9)	$—	$(119)

Segment net revenues:
Console	$1,021	$56	$—	$—	$—	$1,077
PC	256	736	50	—	(44)	998
Mobile and ancillary (1)	188	47	1,001	—	—	1,236
Other (2)	47	75	—	167	—	289
Total segment net revenues	$1,512	$914	$1,051	$167	$(44)	$3,600

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At June 30, 2021	At December 31, 2020
Long-lived assets* by geographic region:
Americas	$236	$270
EMEA	142	166
Asia Pacific	16	17
Total long-lived assets by geographic region	$394	$453

*    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

11. Share-Based Payments

Fair Value Assumptions

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

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2020	11,297	$53.84
Granted	709	93.35
Exercised	(1,412)	46.55
Forfeited	(486)	64.65
Expired	(17)	56.39
Outstanding stock options at June 30, 2021	10,091	$57.11	7.42	$387
Vested and expected to vest at June 30, 2021	9,596	$56.17	7.34	$377
Exercisable at June 30, 2021	2,898	$41.43	5.16	$157

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

At June 30, 2021, $56 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.28 years.

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2020	7,102	$82.50
Granted	4,215	96.57
Vested	(2,360)	104.79
Forfeited	(632)	70.59
Unvested RSUs at June 30, 2021	8,325	$84.96

At June 30, 2021, approximately $411 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.63 years. Of the total unrecognized compensation cost, $140 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.25 years.

12. Restructuring

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

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2020	$88	$—	$3	$91
Costs charged to expense	24	1	2	27
Cash payments	(9)	—	(1)	(10)
Non-cash charge adjustment	(2)	(1)	(1)	(4)
Balance at March 31, 2021	$101	$—	$3	$104
Costs charged to expense	3	12	2	17
Cash payments	(11)	—	(2)	(13)
Non-cash charge adjustment	—	(12)	—	(12)
Balance at June 30, 2021	$93	$—	$3	$96

Cumulative charges incurred through June 30, 2021	$179	$48	$36	$263

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Activision	$—	$2	$1	$4
Blizzard	15	2	38	23
King	—	(1)	1	(2)
Other segments (1)	2	1	4	2
Total	$17	$4	$44	$27
(1)Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

During the three and six months ended June 30, 2021, we incurred additional restructuring charges that are not included in the plan discussed above. Such amounts were not material.

We expect to incur total aggregate pre-tax restructuring charges of approximately $300 million associated with the plan, of which we expect the remaining charges that have not yet been recognized to largely be incurred by the end of 2021. The charges associated with the plan are expected to relate to severance and employee-related costs (approximately 60% of the aggregate charge), facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 20% of the aggregate charge), including charges for restructuring related fees and the write-down of assets. A substantial majority (approximately 70%) of the total pre-tax charge associated with the restructuring is expected to be paid in cash using amounts on hand, and such cash outlays are largely expected to be completed within the next 12 months. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general and administrative activities is expected to be offset by increased investment in product development.

The total charges incurred through June 30, 2021 and total expected pre-tax restructuring charges related to the plan, by segment, inclusive of amounts already incurred and inclusive of certain inventory write-downs in prior years, are presented below (amounts in millions):

	Total Charges Incurred Through June 30, 2021	Total Charges Expected as of June 30, 2021
Activision	$33	$36
Blizzard	182	205
King	20	20
Other segments (1)	33	39
Total	$268	$300

(1)Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

13. Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$(1)	$(2)	$(2)	$(18)
Interest expense from debt and amortization of debt discount and deferred financing costs	27	23	54	45
Realized and unrealized gain on equity investment (Note 6)	(72)	—	(72)	—
Other expense (income), net	3	1	6	3
Interest and other expense (income), net	$(43)	$22	$(14)	$30

14. Income Taxes

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

The income tax expense of $126 million for the three months ended June 30, 2021, reflects an effective tax rate of 13%, which is lower than the effective tax rate of 20% for the three months ended June 30, 2020. The decrease is primarily due to a discrete tax benefit recognized in the current quarter from the remeasurement of a deferred tax asset as a result of a change in the U.K. tax rate (“Deferred Tax Remeasurement”).

The income tax expense of $272 million for the six months ended June 30, 2021, reflects an effective tax rate of 15%, which is lower than the effective tax rate of 19% for the six months ended June 30, 2020. The decrease is primarily due to a discrete tax benefit recognized in the current year from the Deferred Tax Remeasurement.

The effective tax rates of 13% and 15% for the three and six months ended June 30, 2021, respectively, are lower than the U.S. statutory rate of 21%, primarily due to a discrete tax benefit recognized from the Deferred Tax Remeasurement and the recognition of excess tax benefits from share-based payments.

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

15. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Consolidated net income	$876	$580	$1,496	$1,084

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	777	771	776	770
Effect of dilutive stock options and awards under the treasury stock method	6	5	8	5
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	783	776	784	775

Basic earnings per common share	$1.13	$0.75	$1.93	$1.41
Diluted earnings per common share	$1.12	$0.75	$1.91	$1.40

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units with performance measures not yet met	3	4	3	3
Anti-dilutive employee stock options	2	1	2	3

16. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. As of June 30, 2021, we had not repurchased any shares under this program.

Dividends

On February 4, 2021, our Board of Directors declared a cash dividend of $0.47 per common share. On May 6, 2021, we made an aggregate cash dividend payment of $365 million to shareholders of record at the close of business on April 15, 2021.

On February 6, 2020, our Board of Directors declared a cash dividend of $0.41 per common share. On May 6, 2020, we made an aggregate cash dividend payment of $316 million to shareholders of record at the close of business on April 15, 2020.

17. Commitments and Contingencies

Legal Proceedings

We are party to routine claims, suits, investigations, audits, and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

In addition, after the end of the second quarter, the California Department of Fair Employment and Housing filed a complaint in the Los Angeles County Superior Court of the State of California against Activision Blizzard, Blizzard Entertainment and Activision Publishing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. We are unable to predict the impact on our business, financial condition, results of operations, or liquidity at this time.

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming service, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: World of Warcraft®, a subscription-based massive multi-player online role-playing franchise; Hearthstone®, an online collectible card franchise based in the Warcraft® universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on the mobile platform. King’s key product franchise is Candy Crush™, a “match three” franchise.

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

During the early stages of the COVID-19 pandemic, our business experienced an increase in demand for certain of our products and services as a result of the stay-at-home orders enacted in various regions as players had more time to engage with our games. We have, however, seen a moderation in these trends in some regions since the stay-at-home orders were originally enacted early in 2020 and it is uncertain at this time how our business could be impacted in the current state of the pandemic as stay-at-home orders in certain regions are reduced, lifted, and at times, fully or partially reinstated, as new cases and variants of COVID-19 arise.

In an effort to protect the health and safety of our employees, the majority of our workforce continues to work from home and we have placed restrictions on non-essential business travel. Additionally, thus far, our business has been able to operate with minimal disruption to our game titles’ published release dates.

The full extent of the impact of the COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price will depend on numerous evolving factors that we are not able to fully predict at this time, including the duration and spread of the pandemic, speed and effectiveness of regional and worldwide containment and vaccination efforts, and the impact of these and other factors on our employees, customers, and partners. We will continue to actively monitor the developments of the COVID-19 pandemic and may take further actions that could alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and shareholders.

Refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

Other

As noted in Part II, Item 1 "Legal Proceedings," of this Quarterly Report on Form 10-Q, in July 2021 the State of California filed a complaint against the Company alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The complaint was recently filed, and we are taking actions to address the concerns of employees and other key stakeholders and the adverse consequences to our business. If we experience prolonged periods of adverse publicity, significantly reduced productivity or other negative consequences relating to this matter, our business likely would be adversely impacted. We are carefully monitoring all aspects of our business for any such impacts.

Business Results and Highlights

Financial Results

For the three months ended June 30, 2021:

•consolidated net revenues increased 19% to $2.3 billion and consolidated operating income increased 28% to $959 million, as compared to consolidated net revenues of $1.9 billion and consolidated operating income of $749 million for the three months ended June 30, 2020; and

•diluted earnings per common share increased 49% to $1.12, as compared to $0.75 for the three months ended June 30, 2020.

For the six months ended June 30, 2021:

•consolidated net revenues increased 23% to $4.6 billion and consolidated operating income increased 29% to $1.8 billion, as compared to consolidated net revenues of $3.7 billion and consolidated operating income of $1.4 billion in 2020;

•diluted earnings per common share increased 36% to $1.91, as compared to $1.40 in 2020; and

•cash flows from operating activities were approximately $1.2 billion, an increase of 34%, as compared to $916 million in 2020.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended June 30, 2021, include a net effect of $375 million and $276 million, respectively, from the recognition of deferred net revenues and related cost of revenues. Net revenues and operating income for the six months ended June 30, 2021, include a net effect of $584 million and $408 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

Additionally, for the three months ended June 30, 2021 and 2020, 9% and 12%, respectively, of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were the remaining 91% and 88%, respectively, of total net revenues. For the six months ended June 30, 2021 and 2020, 10% and 11%, respectively, of total net revenues recognized were from revenue sources that were recognized at a “point-in-time,” while “over-time and other” revenues were the remaining 90% and 89%, respectively, of total net revenues. Revenue recognized at a “point-in-time” is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business. “Over-time and other revenue” is primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Net bookings	$1,921	$2,078	$(157)	$3,987	$3,600	$387
In-game net bookings	$1,319	$1,374	$(55)	$2,661	$2,329	$332

Q2 2021 vs. Q2 2020

Net bookings

The decrease in net bookings for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a $204 million decrease in Activision net bookings, driven by lower net bookings from (1) Call of Duty: Black Ops Cold War (which was released in November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone™ following the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020), as compared to Call of Duty: Modern Warfare® (which was released in October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone from its release in March 2020 through December 16, 2020) and (2) the Call of Duty franchise catalog titles, partially offset by higher net bookings from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

The decrease in net bookings was partially offset by an $82 million increase in King net bookings, driven by higher net bookings from in-game player purchases and advertising, primarily in the Candy Crush franchise.

In-game net bookings

The decrease in in-game net bookings for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to an $80 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

YTD Q2 2021 vs. YTD Q2 2020

Net bookings

The increase in net bookings for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to:

•a $193 million increase in King net bookings, driven by higher net bookings from in-game player purchases and advertising, primarily in the Candy Crush franchise; and

•a $168 million increase in Activision net bookings, driven by higher net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, and (2) Call of Duty: Mobile, which was released in October 2019.

Blizzard net bookings were comparable with the prior year, as higher net bookings from World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020 and World of Warcraft: Burning Crusade™ Classic in June 2021, were largely offset by lower net bookings from (1) Warcraft III: Reforged™, which was released in January 2020, (2) the Overwatch League, and (3) Hearthstone.

In-game net bookings

The increase in in-game net bookings for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to:

•a $163 million increase in Activision in-game net bookings, driven by higher in-game net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, and (2) Call of Duty: Mobile; and

•a $120 million increase in King in-game net bookings, driven by higher in-game net bookings from the Candy Crush franchise.

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

The number of MAUs for a given period can be significantly impacted by the timing of new content releases, since new releases may cause a temporary surge in MAUs. Accordingly, although we believe that overall trends in the number of MAUs can be a meaningful performance metric, period-to-period fluctuations may not be indicative of longer-term trends. The following table details our average MAUs on a sequential quarterly basis for each of our reportable segments (amounts in millions):

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Activision	127	150	128	111	125
Blizzard	26	27	29	30	32
King	255	258	240	249	271
Total	408	435	397	390	428

Average MAUs decreased by 27 million, or 6%, for the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. The decrease was primarily due to lower average MAUs for Activision, primarily driven by Call of Duty: Mobile.

Average MAUs decreased by 20 million, or 5%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease was primarily due to lower average MAUs for King, primarily driven by the Candy Crush franchise.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Net revenues
Product sales	$568	25%	$533	28%	$1,243	27%	$1,076	29%
In-game, subscription, and other revenues	1,728	75	1,399	72	3,328	73	2,643	71
Total net revenues	2,296	100	1,932	100	4,571	100	3,719	100

Costs and expenses
Cost of revenues—product sales:
Product costs	116	20	137	26	255	21	255	24
Software royalties, amortization, and intellectual property licenses	88	15	33	6	200	16	115	11
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	322	19	271	19	619	19	529	20
Software royalties, amortization, and intellectual property licenses	29	2	28	2	59	2	74	3
Product development	335	15	291	15	688	15	528	14
Sales and marketing	245	11	242	13	482	11	485	13
General and administrative	189	8	175	9	471	10	343	9
Restructuring and related costs	13	1	6	—	43	1	29	1
Total costs and expenses	1,337	58	1,183	61	2,817	62	2,358	63

Operating income	959	42	749	39	1,754	38	1,361	37
Interest and other expense (income), net	(43)	(2)	22	1	(14)	—	30	1
Income before income tax expense	1,002	44	727	38	1,768	39	1,331	36
Income tax expense	126	5	147	8	272	6	247	7
Net income	$876	38%	$580	30%	$1,496	33%	$1,084	29%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Consolidated net revenues	$2,296	$1,932	$364	19%	$4,571	$3,719	$852	23%
In-game net revenues (1)	$1,419	$1,113	$306	27%	$2,742	$2,048	$694	34%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Q2 2021 vs. Q2 2020

Consolidated net revenues

The increase in consolidated net revenues for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily driven by an increase in revenues of $461 million due to higher revenues from:

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

This increase was partially offset by a net decrease in revenues of $97 million, driven by various other franchises and titles.

In-game net revenues

The increase in in-game net revenues for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily driven by an increase in in-game net revenues of $331 million due to higher in-game net revenues from:

•Call of Duty: Mobile;

•World of Warcraft;

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare; and

•the Candy Crush franchise.

The increase was partially offset by a net decrease in in-game net revenues of $25 million, driven by various other franchises and titles.

YTD Q2 2021 vs. YTD Q2 2020

Consolidated net revenues

The increase in consolidated net revenues for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily driven by an increase in revenues of $985 million due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•World of Warcraft;

•the Candy Crush franchise;

•Call of Duty: Mobile; and

•Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

The increase was partially offset by a net decrease in revenues of $133 million, driven by various other franchises and titles.

In-game net revenues

The increase in in-game net revenues for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily driven by an increase in in-game net revenues of $657 million due to higher in-game net revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile;

•World of Warcraft; and

•the Candy Crush franchise.

The remaining net increase of $37 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of approximately $84 million and $163 million on our consolidated net revenues for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	For the Three Months Ended June 30, 2021				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$789	$411	$635	$1,835	$(204)	$(22)	$82	$(144)
Intersegment net revenues (1)	—	22	—	22	—	(6)	—	(6)
Segment net revenues	$789	$433	$635	$1,857	$(204)	$(28)	$82	$(150)

Segment operating income	$363	$141	$248	$752	$(196)	$(62)	$36	$(222)

	For the Three Months Ended June 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$993	$433	$553	$1,979
Intersegment net revenues (1)	—	28	—	28
Segment net revenues	$993	$461	$553	$2,007

Segment operating income	$559	$203	$212	$974

	For the Six Months Ended June 30, 2021				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,680	$869	$1,244	$3,793	$168	$(1)	$193	$360
Intersegment net revenues (1)	—	47	—	47	—	3	—	3
Segment net revenues	$1,680	$916	$1,244	$3,840	$168	$2	$193	$363

Segment operating income	$804	$349	$452	$1,605	$61	$(51)	$85	$95

	For the Six Months Ended June 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,512	$870	$1,051	$3,433
Intersegment net revenues (1)	—	44	—	44
Segment net revenues	$1,512	$914	$1,051	$3,477

Segment operating income	$743	$400	$367	$1,510

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$1,857	$2,007	$3,840	$3,477
Revenues from non-reportable segments (1)	86	99	194	167
Net effect from recognition (deferral) of deferred net revenues (2)	375	(146)	584	119
Elimination of intersegment revenues (3)	(22)	(28)	(47)	(44)
Consolidated net revenues	$2,296	$1,932	$4,571	$3,719

Reconciliation to consolidated income before income tax expense:
Segment operating income	$752	$974	$1,605	$1,510
Operating income (loss) from non-reportable segments (1)	(11)	(11)	(15)	(7)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	276	(152)	408	19
Share-based compensation expense	(43)	(42)	(194)	(85)
Amortization of intangible assets	(2)	(14)	(7)	(47)
Restructuring and related costs (Note 12)	(13)	(6)	(43)	(29)
Consolidated operating income	959	749	1,754	1,361
Interest and other expense (income), net	(43)	22	(14)	30
Consolidated income before income tax expense	$1,002	$727	$1,768	$1,331

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

Segment Results

Q2 2021 vs. Q2 2020

Activision

The decrease in Activision’s segment net revenues and operating income for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to lower revenues from:

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, which was released in October 2019; and

•the Call of Duty franchise catalog titles.

This decrease to segment net revenues and operating income was partially offset by higher revenues from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

Blizzard

The decrease in Blizzard’s segment net revenues and operating income for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to lower revenues from Hearthstone and the Overwatch League. This decrease was partially offset by higher revenues from World of Warcraft, driven by World of Warcraft: Burning Crusade Classic, which was released in June 2021.

In addition to the above, the decrease in Blizzard’s segment operating income was driven by higher product development costs to support game development efforts.

King

The increase in King’s segment net revenues and operating income for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher revenues from in-game player purchases and advertising, primarily in the Candy Crush franchise.

The increase in King’s segment operating income from the above was partially offset by:

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases; and

•higher operating expenses, including product development and sales and marketing costs, to support new and existing franchises.

YTD Q2 2021 vs. YTD Q2 2020

Activision

The increase in Activision’s segment net revenues and operating income for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile, which was released in October 2019.

In addition to the above, the increase in Activision’s segment operating income was driven by lower sales and marketing costs, primarily for the Call of Duty franchise. These increases to segment operating income were partially offset by:

•higher product development costs, driven by increased costs to support the Call of Duty franchise;

•higher cost of revenues, primarily service provider fees and software royalties, as a result of higher revenues from Call of Duty: Mobile; and

•higher general and administrative costs.

Blizzard

Blizzard’s segment net revenues for the six months ended June 30, 2021, were comparable to the six months ended June 30, 2020, as higher revenues from World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020 and World of Warcraft: Burning Crusade Classic in June 2021, were largely offset by lower revenues from:

•Warcraft III: Reforged, which was released in January 2020;

•The Overwatch League, the current season of which commenced in April 2021 while the 2020 season commenced in February 2020; and

•Hearthstone.

The decrease in Blizzard’s segment operating income, despite comparable segment net revenues, was driven by:

•higher product development costs to support game development efforts; and

•higher sales and marketing costs for World of Warcraft.

King

The increase in King’s segment net revenues and operating income for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher revenues from in-game player purchases and advertising, primarily in the Candy Crush franchise.

The increase in King’s segment operating income from the above was partially offset by:

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases;

•higher sales and marketing costs; and

•higher product development costs to support new and existing franchises.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $56 million and $114 million on Activision Blizzard’s segment net revenues for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Increase/ (decrease)	2021	2020	Increase/ (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$2,026	$1,591	$435	$4,031	$3,030	$1,001
Retail channels	137	168	(31)	286	390	(104)
Other (2)	133	173	(40)	254	299	(45)
Total consolidated net revenues	$2,296	$1,932	$364	$4,571	$3,719	$852

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q2 2021 vs. Q2 2020

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher revenues from:

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

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to lower revenues from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

YTD Q2 2021 vs. YTD Q2 2020

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare;

•World of Warcraft;

•the Candy Crush franchise; and

•Call of Duty: Mobile.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to lower revenues from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Increase/ (decrease)	2021	2020	Increase/ (decrease)
Net revenues by platform:
Console	$740	$655	$85	$1,538	$1,249	$289
PC	628	482	146	1,248	981	267
Mobile and ancillary (1)	795	622	173	1,531	1,190	341
Other (2)	133	173	(40)	254	299	(45)
Total consolidated net revenues	$2,296	$1,932	$364	$4,571	$3,719	$852

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q2 2021 vs. Q2 2020

Console

The increase in net revenues from the console platform for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher revenues from:

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, which was released in October 2019; and

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

PC

The increase in net revenues from the PC platform for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher revenues from:

•World of Warcraft, which includes the November 2020 release of World of Warcraft: Shadowlands; and

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher revenues from:

•the Candy Crush franchise; and

•Call of Duty: Mobile, which was released in October 2019.

YTD Q2 2021 vs. YTD Q2 2020

Console

The increase in net revenues from the console platform for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

PC

The increase in net revenues from the PC platform for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher revenues from:

•World of Warcraft, which includes the November 2020 release of World of Warcraft: Shadowlands; and

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher revenues from:

•the Candy Crush franchise; and

•Call of Duty: Mobile.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended June 30, 2021	% of associated net revenues	Three Months Ended June 30, 2020	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$116	20%	$137	26%	$(21)
Software royalties, amortization, and intellectual property licenses	88	15	33	6	55
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	322	19	271	19	51
Software royalties, amortization, and intellectual property licenses	29	2	28	2	1
Total cost of revenues	$555	24%	$469	24%	$86

	Six Months Ended June 30, 2021	% of associated net revenues	Six Months Ended June 30, 2020	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$255	21%	$255	24%	$—
Software royalties, amortization, and intellectual property licenses	200	16	115	11	85
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	619	19	529	20	90
Software royalties, amortization, and intellectual property licenses	59	2	74	3	(15)
Total cost of revenues	$1,133	25%	$973	26%	$160

Cost of Revenues—Product Sales:

Q2 2021 vs. Q2 2020

The decrease in product costs for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was driven by a decrease in retail revenues.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to (1) a $29 million increase in software amortization and royalties from Activision, driven by higher software amortization and royalties from Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, which was released in October 2019; and (2) a $26 million increase in software amortization and royalties from Blizzard, driven by higher software amortization and royalties from World of Warcraft given the November 2020 release of World of Warcraft: Shadowlands with no comparable amortization in the prior year.

YTD Q2 2021 vs. YTD Q2 2020

Product costs for the six months ended June 30, 2021 are comparable to those for the six months ended June 30, 2020, as the $36 million increase in product costs for our Distribution business, as a result of higher revenues, was largely offset by lower product costs as a result of lower retail channel revenues.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to (1) a $54 million increase in software amortization and royalties from Blizzard, driven by higher software amortization and royalties from World of Warcraft given the November 2020 release of World of Warcraft: Shadowlands with no comparable amortization in the prior year; and (2) a $31 million increase in software amortization and royalties from Activision, driven by higher software amortization and royalties from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

Cost of Revenues—In-game, Subscription, and Other Revenues:

Q2 2021 vs. Q2 2020

The increase in game operations and distribution costs for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a $35 million increase in service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms) and payment processor fees, as a result of higher revenues.

Software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for the three months ended June 30, 2021 are comparable to those for the three months ended June 30, 2020.

YTD Q2 2021 vs. YTD Q2 2020

The increase in game operations and distribution costs for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $70 million increase in service provider fees, such as digital storefront fees and payment processor fees, as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a decrease of $38 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our 2016 acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $25 million, driven by Call of Duty: Mobile, which was released in October 2019.

Product Development (amounts in millions)

	June 30, 2021	% of consolidated net revenues	June 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$335	15%	$291	15%	$44
Six Months Ended	$688	15%	$528	14%	$160

Q2 2021 vs. Q2 2020

The increase in product development costs for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to higher development spending of $43 million, driven by increased outside developer fees to support our franchises.

YTD Q2 2021 vs. YTD Q2 2020

The increase in product development costs for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to higher development spending of $158 million, driven by increased personnel costs and outside developer fees to support our franchises.

Sales and Marketing (amounts in millions)

	June 30, 2021	% of consolidated net revenues	June 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$245	11%	$242	13%	$3
Six Months Ended	$482	11%	$485	13%	$(3)

Q2 2021 vs. Q2 2020

Sales and marketing expenses for the three months ended June 30, 2021, were comparable to the three months ended June 30, 2020.

YTD Q2 2021 vs. YTD Q2 2020

Sales and marketing expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, were comparable, as higher sales and marketing costs for World of Warcraft were offset by lower sales and marketing costs for the Call of Duty franchise.

General and Administrative (amounts in millions)

	June 30, 2021	% of consolidated net revenues	June 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$189	8%	$175	9%	$14
Six Months Ended	$471	10%	$343	9%	$128

Q2 2021 vs. Q2 2020

General and administrative expenses for the three months ended June 30, 2021, were comparable to the three months ended June 30, 2020.

YTD Q2 2021 vs. YTD Q2 2020

The increase in general and administrative expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to a $89 million increase in personnel costs as a result of higher share-based compensation.

Restructuring and related costs (amounts in millions)

	June 30, 2021	% of consolidated net revenues	June 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$13	1%	$6	—%	$7
Six Months Ended	$43	1%	$29	1%	$14

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. Since then, we have been, and will continue focusing on these goals as we execute against our plan. The restructuring and related costs incurred during 2021 relate primarily to severance costs. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general and administrative activities are expected to be offset by increased investment in product development. Refer to Note 12 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	June 30, 2021	% of consolidated net revenues	June 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$(43)	(2)%	$22	1%	$(65)
Six Months Ended	$(14)	—%	$30	1%	$(44)

Q2 2021 vs. Q2 2020

The decrease in interest and other expense (income), net, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to a $72 million gain recorded on an equity investment. Refer to Note 6 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

YTD Q2 2021 vs. YTD Q2 2020

The decrease in interest and other expense (income), net, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to the $72 million gain on investment as discussed above.

Income Tax Expense (amounts in millions)

	June 30, 2021	% of Pretax income	June 30, 2020	% of Pretax income	Increase (Decrease)
Three Months Ended	$126	13%	$147	20%	$(21)
Six Months Ended	$272	15%	$247	19%	$25

The income tax expense of $126 million for the three months ended June 30, 2021 reflects an effective tax rate of 13%, which is lower than the effective tax rate of 20% for the three months ended June 30, 2020. The decrease is primarily due to a discrete tax benefit recognized in the current quarter from the remeasurement of a deferred tax asset as a result of a change in the U.K. tax rate (“Deferred Tax Remeasurement”).

The income tax expense of $272 million for the six months ended June 30, 2021 reflects an effective tax rate of 15%, which is lower than the effective tax rate of 19% for the six months ended June 30, 2020. The decrease is primarily due to a discrete tax benefit recognized in the current year from the Deferred Tax Remeasurement.

The effective tax rate of 13% and 15% for the three and six months ended June 30, 2021, respectively, are lower than the U.S. statutory rate of 21%, primarily due to a discrete tax benefit recognized from the Deferred Tax Remeasurement and recognition of excess tax benefits from share-based payments.

Further information about our income taxes is provided in Note 14 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $9.6 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months. Our primary sources of liquidity, which are available to us to fund our operations and other cash outflows such as potential dividend payments or share repurchases and scheduled debt maturities (the next of which is in 2026), include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of June 30, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $2.8 billion, as compared to $2.5 billion as of December 31, 2020. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	June 30, 2021	December 31, 2020	Increase (Decrease)
Cash and cash equivalents	$9,209	$8,647	$562
Short-term investments	431	170	261
	$9,640	$8,817	$823
Percentage of total assets	41%	38%

	For the Six Months Ended June 30,
	2021	2020	Increase (Decrease)
Net cash provided by operating activities	$1,232	$916	$316
Net cash used in investing activities	(174)	(88)	(86)
Net cash used in financing activities	(471)	(281)	(190)
Effect of foreign exchange rate changes	(16)	(5)	(11)
Net increase in cash and cash equivalents and restricted cash	$571	$542	$29

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

Net cash provided by operating activities for the six months ended June 30, 2021, was $1.2 billion, as compared to $0.9 billion for the six months ended June 30, 2020. The increase was primarily due to higher net income and lower tax payments in the current year, as the prior-year period included payments for a tax settlement in France with no comparable activity in 2021, in addition to changes in our working capital resulting from the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the six months ended June 30, 2021, was $174 million, as compared to $88 million for the six months ended June 30, 2020. The increase in cash used in investing activities was primarily due to the net purchases of $159 million of available-for-sale investments in the six months ended June 30, 2021, as compared to purchases of available-for-sale investments of $56 million in the prior-year period.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the six months ended June 30, 2021, was $471 million, as compared to $281 million for the six months ended June 30, 2020. The increase in cash used in financing activities was primarily due to:

•higher tax payments made for net share settlements on restricted stock units, driven by higher volume share releases and at higher market values, resulting in $173 million of payments during the six months ended June 30, 2021, as compared to $34 million in the prior-year period; and

•higher dividends paid, with $365 million of dividend payments for the six months ended June 30, 2021 as compared to $316 million for the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $16 million and a negative impact of $5 million on our cash and cash equivalents for the six months ended June 30, 2021 and June 30, 2020, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At June 30, 2021 and December 31, 2020, our total outstanding debt was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2021	At December 31, 2020
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(44)	(45)
Total net carrying amount	$3,606	$3,605

Refer to Note 8 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 4, 2021, our Board of Directors declared a cash dividend of $0.47 per common share. On May 6, 2021, we made an aggregate cash dividend payment of $365 million to shareholders of record at the close of business on April 15, 2021.

Off-balance Sheet Arrangements

At each of June 30, 2021 and December 31, 2020, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the six months ended June 30, 2021, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a more complete discussion of our critical accounting policies and estimates.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”) and Foreign Currency Forward Contracts Not Designated as Hedges

Refer to Note 6 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding our foreign currency forward contracts.

In the absence of hedging activities for the six months ended June 30, 2021, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $71 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2021, our cash and cash equivalents were comprised primarily of money market funds.

As of June 30, 2021, based on the composition of our investment portfolio, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2021, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2021, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are party to routine claims, suits, investigations, audits, and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

In addition, after the end of the second quarter, the California Department of Fair Employment and Housing filed a complaint in the Los Angeles County Superior Court of the State of California against Activision Blizzard, Blizzard Entertainment and Activision Publishing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. We are unable to predict the impact on our business, financial condition, results of operations, or liquidity at this time.

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

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

10.1*	Employment Agreement dated April 1, 2021, between Activision Blizzard, Inc. and Armin Zerza.(incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 4, 2021).

10.2*	Extension Amendment, dated April 28, 2021, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 29, 2021).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Armin Zerza pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armin Zerza pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 3, 2021

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Chief Accounting Officer and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.