Form 10-Q
period 2021-09-30
Activision Blizzard, Inc.
filed 2021-11-02
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at October 26, 2021 was 778,888,584.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services, restructuring activities, and employee retention and recruitment; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the ongoing global impact of a novel strain of coronavirus which emerged in December 2019 (“COVID-19”) (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers, distributors, and manufacturers who sell our physical products to customers and the platform providers on whose networks and consoles certain of our games are available; effects on our ability to release our content in a timely manner; effects on the operations of our professional esports leagues; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; increased demand for our games due to stay-at-home orders and curtailment of other forms of entertainment, which may not be sustained and is likely to fluctuate as stay-at-home orders are reduced, lifted and/or reinstated; macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; competition; concentration of revenue among a small number of franchises; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; our ability to attract, retain, and motivate skilled personnel; rapid changes in technology and industry standards; increasing importance of revenues derived from digital distribution channels; risks associated with the retail sales business model; the continued growth in the scope and complexity of our business; substantial influence of third-party platform providers over our products and costs; success and availability of video game consoles manufactured by third parties, including our ability to predict the consoles that will be most successful in the marketplace and develop commercially-successful products for those consoles; risks associated with the free-to-play business model, including our dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; our ability to realize the expected benefits of, and effectively implement and manage, our restructuring actions; difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of strategic transactions; the seasonality in the sale of our products; risks relating to behavior of our distributors, retailers, development, and licensing partners, or other affiliated third parties that may harm our brands or business operations; risks associated with our use of open source software; risks and uncertainties of conducting business outside the United States (the “U.S.”), including the recently enacted Chinese regulation that further limits the number of hours per week children under the age of 18 can play video games; risks associated with undisclosed content or features that may result in consumers’ refusal to buy or retailers’ refusal to sell our products; risks associated with objectionable consumer- or other third-party-created content; reliance on servers and networks to distribute and operate our games and our proprietary online gaming service; data breaches and other cybersecurity risks; significant disruption during our live events; risks related to the impacts of catastrophic events, including the susceptibility of some of our primary operating locations to earthquakes; provisions in our corporate documents that may make it more difficult for any person to acquire control of our company; risks and costs associated with legal proceedings, including the impact of the complaint filed by the California Department of Fair Employment and Housing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act and separate investigations and complaints by other parties and regulators related to certain employment practices and related disclosures; court approval of our settlement agreement with the Equal Employment Opportunity Commission (“EEOC”) and successful implementation of the requirements of the agreement with the EEOC; intellectual property claims; increasing regulation in key territories; regulation relating to the Internet, including potential harm from laws impacting “net neutrality”; regulation concerning data privacy, including China's recently passed Personal Information Protection Law; scrutiny regarding the appropriateness of our games’ content, including ratings assigned by third parties; changes in tax rates or exposure to additional tax liabilities, as well as the outcome of current or future tax disputes; fluctuations in currency exchange rates; impacts of changes in financial accounting standards; insolvency or business failure of any of our business partners, which has been magnified as a result of the COVID-19 pandemic; risks associated with our reliance on discretionary spending; and the other factors identified in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

The forward-looking statements contained herein are based on information available to Activision Blizzard, Inc. as of the date of this filing, and we assume no obligation to update any such forward-looking statements. Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

Activision Blizzard, Inc.’s names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Activision Blizzard, Inc. All other product or service names are the property of their respective owners. All dollar amounts referred to in, or contemplated by, this Quarterly Report on Form 10-Q refer to U.S. dollars unless otherwise explicitly stated to the contrary.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At September 30, 2021	At December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,718	$8,647
Accounts receivable, net of allowances of $36 and $83, at September 30, 2021 and December 31, 2020, respectively	585	1,052
Software development	227	352
Other current assets	681	514
Total current assets	11,211	10,565
Software development	349	160
Property and equipment, net	171	209
Deferred income taxes, net	1,400	1,318
Other assets	632	641
Intangible assets, net	449	451
Goodwill	9,765	9,765
Total assets	$23,977	$23,109

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$248	$295
Deferred revenues	844	1,689
Accrued expenses and other liabilities	924	1,116
Total current liabilities	2,016	3,100
Long-term debt, net	3,607	3,605
Deferred income taxes, net	433	418
Other liabilities	971	949
Total liabilities	7,027	8,072
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,207,443,667 and 1,202,906,087 shares issued at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	11,640	11,531
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2021 and December 31, 2020	(5,563)	(5,563)
Retained earnings	11,460	9,691
Accumulated other comprehensive loss	(587)	(622)
Total shareholders’ equity	16,950	15,037
Total liabilities and shareholders’ equity	$23,977	$23,109

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues
Product sales	$423	$408	$1,666	$1,484
In-game, subscription, and other revenues	1,647	1,546	4,974	4,190
Total net revenues	2,070	1,954	6,640	5,674

Costs and expenses
Cost of revenues—product sales:
Product costs	120	101	375	357
Software royalties, amortization, and intellectual property licenses	72	37	272	152
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	307	290	925	819
Software royalties, amortization, and intellectual property licenses	28	41	87	115
Product development	329	274	1,016	802
Sales and marketing	244	238	727	722
General and administrative	143	186	614	529
Restructuring and related costs	3	9	46	39
Total costs and expenses	1,246	1,176	4,062	3,535

Operating income	824	778	2,578	2,139
Interest and other expense (income), net (Note 13)	65	25	52	55
Loss on extinguishment of debt	—	31	—	31
Income before income tax expense	759	722	2,526	2,053
Income tax expense	120	118	391	365
Net income	$639	$604	$2,135	$1,688

Earnings per common share
Basic	$0.82	$0.78	$2.75	$2.19
Diluted	$0.82	$0.78	$2.72	$2.17

Weighted-average number of shares outstanding
Basic	778	772	777	771
Diluted	783	779	784	777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$639	$604	$2,135	$1,688
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(14)	21	(8)	11
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	14	(18)	40	(26)
Unrealized gains (losses) on available-for-sale securities, net of tax	6	(2)	3	1
Total other comprehensive income (loss)	$6	$1	$35	$(14)
Comprehensive income	$645	$605	$2,170	$1,674

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,135	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(82)	(13)
Non-cash operating lease cost	46	48
Depreciation and amortization	88	152
Amortization of capitalized software development costs and intellectual property licenses (1)	256	141
Share-based compensation expense (2)	259	138
Realized and unrealized gain on equity investment (Note 6)	(36)	(3)
Other	(3)	15
Changes in operating assets and liabilities:
Accounts receivable, net	462	225
Software development and intellectual property licenses	(303)	(300)
Other assets	(88)	(179)
Deferred revenues	(818)	(322)
Accounts payable	(46)	(71)
Accrued expenses and other liabilities	(117)	(407)
Net cash provided by operating activities	1,753	1,112
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	120	36
Proceeds from sale of available-for-sale investments	66	—
Purchases of available-for-sale investments	(248)	(158)
Capital expenditures	(59)	(56)
Other investing activities	20	—
Net cash used in investing activities	(101)	(178)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	78	114
Tax payment related to net share settlements on restricted stock units	(246)	(41)
Dividends paid	(365)	(316)
Proceeds from debt issuances, net of discounts	—	1,994
Repayment of long-term debt	—	(1,050)
Payment of financing costs	—	(20)
Premium payment for early redemption of note	—	(28)
Net cash (used in) provided by financing activities	(533)	653
Effect of foreign exchange rate changes on cash and cash equivalents	(35)	32
Net increase (decrease) in cash and cash equivalents and restricted cash	1,084	1,619
Cash and cash equivalents and restricted cash at beginning of period	8,652	5,798
Cash and cash equivalents and restricted cash at end of period	$9,736	$7,417
(1)Excludes deferral and amortization of share-based compensation expense.
(2)Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2021
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,203	$—	(429)	$(5,563)	$11,531	$9,691	$(622)	$15,037
Components of comprehensive income:
Net income	—	—	—	—	—	619	—	619
Other comprehensive income (loss)	—	—	—	—	—	—	22	22
Issuance of common stock pursuant to employee stock options	1	—	—	—	33	—	—	33
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(165)	—	—	(165)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	150	—	—	150
Dividends ($0.47 per common share)	—	—	—	—	—	(365)	—	(365)
Balance at March 31, 2021	1,206	$—	(429)	$(5,563)	$11,549	$9,945	$(600)	$15,331
Components of comprehensive income:
Net income	—	—	—	—	—	876	—	876
Other comprehensive income (loss)	—	—	—	—	—	—	7	7
Issuance of common stock pursuant to employee stock options	—	—	—	—	33	—	—	33
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(7)	—	—	(7)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	46	—	—	46
Balance at June 30, 2021	1,206	$—	(429)	$(5,563)	$11,621	$10,821	$(593)	$16,286
Components of comprehensive income:
Net income	—	—	—	—	—	639	—	639
Other comprehensive income (loss)	—	—	—	—	—	—	6	6
Issuance of common stock pursuant to employee stock options	—	—	—	—	12	—	—	12
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(73)	—	—	(73)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	80	—	—	80
Balance at September 30, 2021	1,207	$—	(429)	$(5,563)	$11,640	$11,460	$(587)	$16,950
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2020
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	505	—	505
Other comprehensive income (loss)	—	—	—	—	—	—	(9)	(9)
Issuance of common stock pursuant to employee stock options	1	—	—	—	27	—	—	27
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(31)	—	—	(31)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	43	—	—	43
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at March 31, 2020	1,199	$—	(429)	$(5,563)	$11,213	$7,999	$(628)	$13,021
Components of comprehensive income:
Net income	—	—	—	—	—	580	—	580
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	(6)
Issuance of common stock pursuant to employee stock options	1	—	—	—	44	—	—	44
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(3)	—	—	(3)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	46	—	—	46
Balance at June 30, 2020	1,200	$—	(429)	$(5,563)	$11,300	$8,579	$(634)	$13,682
Components of comprehensive income:
Net income	—	—	—	—	—	604	—	604
Other comprehensive income (loss)	—	—	—	—	—	—	1	1
Issuance of common stock pursuant to employee stock options	1	—	—	—	43	—	—	43
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(6)	—	—	(6)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	58	—	—	58
Balance at September 30, 2020	1,201	$—	(429)	$(5,563)	$11,395	$9,183	$(633)	$14,382
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Consolidation and Presentation

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PCs”), and mobile devices. We also operate esports leagues and offer digital advertising within some of our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally-developed intellectual properties.

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

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Generally, making these estimates and developing our assumptions requires consideration of forecasted information, which, in context of the COVID-19 pandemic and the ongoing recovery, involves additional uncertainty. While there was no material impact to our estimates in the current period, in future periods, facts and circumstances could change and impact our estimates. Additionally, actual results could differ from these estimates and assumptions. In the opinion of management, all adjustments considered necessary for the fair statement of our financial position and results of operations in accordance with U.S. GAAP (consisting of normal recurring adjustments) have been included in the accompanying unaudited condensed consolidated financial statements.

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

2. Recently Issued Accounting Pronouncements

Recently adopted accounting pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance, which is intended to simplify various aspects associated with the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intraperiod allocation, and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in the application of Topic 740. Generally, the guidance must be applied prospectively upon adoption, with the exception of certain topics, which are required to be applied on a retrospective or modified retrospective basis. On January 1, 2021, we adopted this new accounting standard and applied the topics in the manner required by the standard. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

3. Software Development and Intellectual Property Licenses

Our total capitalized software development costs of $576 million and $512 million, as of September 30, 2021 and December 31, 2020, respectively, primarily relate to internal development costs. As of both September 30, 2021 and December 31, 2020, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of capitalized software development costs and intellectual property licenses	$71	$37	$270	$149

4. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At September 30, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	80	(64)	16
Total definite-lived intangible assets (1)				$1,234	$(1,218)	$16

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$449

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

Amortization expense of our intangible assets was $2 million and $8 million for the three and nine months ended September 30, 2021, respectively. Amortization expense of our intangible assets was $16 million and $62 million for the three and nine months ended September 30, 2020, respectively.

5. Goodwill

The carrying amount of goodwill by reportable segment at both September 30, 2021 and December 31, 2020, was as follows (amounts in millions):

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2021 Using
	As of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$9,422	$9,422	$—	$—	Cash and cash equivalents
Foreign government treasury bills	29	29	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	224	224	—	—	Other current assets
Equity securities	58	58	—	—	Other current assets
Foreign currency forward contracts designated as hedges	15	—	15	—	Other current assets & Other assets
Foreign currency forward contracts not designated as hedges	6	—	6	—	Other current assets
Total	$9,754	$9,733	$21	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(3)	$—	$(3)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2020 Using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,345	$8,345	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	164	164	—	—	Other current assets
Total	$8,543	$8,543	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	(24)	—	(24)	—	Accrued expenses and other liabilities
Total	$(26)	$—	$(26)	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which had remaining maturities of 14 months or less as of September 30, 2021, are as follows (amounts in millions):

	As of September 30, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$700	$12	$542	$(24)

For the three and nine months ended September 30, 2021 and September 30, 2020, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of September 30, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$68	$3	$—	$—
Buy USD, Sell GBP	$144	$3	$116	$(2)

For the three and nine months ended September 30, 2021 and September 30, 2020, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

Equity Securities Fair Value Measurement

At December 31, 2020, we held an investment in equity securities with a carrying value of $45 million. The investment did not have a readily-determinable fair value and was carried at cost, less impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investments in the same issuer.

During June 2021, the investee completed a merger with a special purpose acquisition company (“SPAC”) and, as a result, our investment was converted into common shares of the publicly traded company. In connection with the SPAC transaction, we sold a portion of our investment for $22 million and recognized a realized gain of $16 million during the three months ended June 30, 2021. Our remaining investment is now measured at fair value at the end of each reporting period. As of September 30, 2021, the carrying value of the investment was $58 million and was classified within “Other current assets” in our condensed consolidated balance sheets. The realized and unrealized gains were recorded within “Interest and other expense (income), net” in our condensed consolidated statement of operations (refer to Note 13) for the three and nine months ended September 30, 2021.

7. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of September 30, 2021 and December 31, 2020, were $0.9 billion and $1.7 billion, respectively. For the nine months ended September 30, 2021, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the three and nine months ended September 30, 2021, $87 million and $1.7 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2020. During the three and nine months ended September 30, 2020, $54 million and $1.3 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at December 31, 2019.

As of September 30, 2021, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $1.6 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.3 billion over the next 12 months, $0.2 billion in the subsequent 12-month period, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

8. Debt

Credit Facilities

As of September 30, 2021 and December 31, 2020, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of September 30, 2021.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of September 30, 2021 and December 31, 2020, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At September 30, 2021		At December 31, 2020
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$927	$850	$970
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	439	400	454
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	466	500	490
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	492	400	525
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,320	1,500	1,462
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(43)		(45)
Total net carrying amount				$3,607		$3,605

We were in compliance with the terms of the notes outstanding as of September 30, 2021. As of September 30, 2021, with the exception of our 2026 Notes, which are scheduled to mature in September 2026, no other contractual principal repayments of our long-term debt were due within the next five years.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details regarding key terms under our indentures that govern our outstanding notes.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)
Other comprehensive income (loss) before reclassifications	(8)	—	27	19
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	3	13	16
Balance at September 30, 2021	$(597)	$(2)	$12	$(587)

	For the Nine Months Ended September 30, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2019	$(624)	$(3)	$8	$(619)
Other comprehensive income (loss) before reclassifications	13	—	(19)	(6)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	1	(7)	(8)
Balance at September 30, 2020	$(613)	$(2)	$(18)	$(633)

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

Information on reportable segment net revenues and operating income for the three months ended September 30, 2021 and 2020, are presented below (amounts in millions):

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$641	$478	$652	$1,771
Intersegment net revenues (1)	—	15	—	15
Segment net revenues	$641	$493	$652	$1,786

Segment operating income	$244	$188	$303	$735

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$773	$393	$536	$1,702
Intersegment net revenues (1)	—	18	—	18
Segment net revenues	$773	$411	$536	$1,720

Segment operating income	$345	$133	$248	$726

Information on reportable segment net revenues and operating income for the nine months ended September 30, 2021 and 2020, are presented below (amounts in millions):

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,321	$1,347	$1,896	$5,564
Intersegment net revenues (1)	—	62	—	62
Segment net revenues	$2,321	$1,409	$1,896	$5,626

Segment operating income	$1,049	$537	$755	$2,341

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,285	$1,264	$1,587	$5,136
Intersegment net revenues (1)	—	62	—	62
Segment net revenues	$2,285	$1,326	$1,587	$5,198

Segment operating income	$1,088	$533	$615	$2,236

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$1,786	$1,720	$5,626	$5,198
Revenues from non-reportable segments (1)	109	65	303	232
Net effect from recognition (deferral) of deferred net revenues (2)	190	187	773	306
Elimination of intersegment revenues (3)	(15)	(18)	(62)	(62)
Consolidated net revenues	$2,070	$1,954	$6,640	$5,674

Reconciliation to consolidated income before income tax expense:
Segment operating income	$735	$726	$2,341	$2,236
Operating income (loss) from non-reportable segments (1)	4	(20)	(12)	(27)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	154	150	562	169
Share-based compensation expense	(64)	(53)	(259)	(138)
Amortization of intangible assets	(2)	(16)	(8)	(62)
Restructuring and related costs (Note 12)	(3)	(9)	(46)	(39)
Consolidated operating income	824	778	2,578	2,139
Interest and other expense (income), net	65	25	52	55
Loss on extinguishment of debt	—	31	—	31
Consolidated income before income tax expense	$759	$722	$2,526	$2,053

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

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended September 30, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$723	$493	$651	$—	$(15)	$1,852
Retail channels	63	6	—	—	—	69
Other (2)	8	33	—	108	—	149
Total consolidated net revenues	$794	$532	$651	$108	$(15)	$2,070

Change in deferred revenues:
Digital online channels (1)	$(128)	$(37)	$1	$—	$—	$(164)
Retail channels	(25)	(2)	—	—	—	(27)
Other (2)	—	—	—	1	—	1
Total change in deferred revenues	$(153)	$(39)	$1	$1	$—	$(190)

Segment net revenues:
Digital online channels (1)	$595	$456	$652	$—	$(15)	$1,688
Retail channels	38	4	—	—	—	42
Other (2)	8	33	—	109	—	150
Total segment net revenues	$641	$493	$652	$109	$(15)	$1,880

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$826	$405	$540	$—	$(18)	$1,753
Retail channels	110	7	—	—	—	117
Other (2)	8	11	—	65	—	84
Total consolidated net revenues	$944	$423	$540	$65	$(18)	$1,954

Change in deferred revenues:
Digital online channels (1)	$(130)	$(14)	$(4)	$—	$—	$(148)
Retail channels	(41)	2	—	—	—	(39)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(171)	$(12)	$(4)	$—	$—	$(187)

Segment net revenues:
Digital online channels (1)	$696	$391	$536	$—	$(18)	$1,605
Retail channels	69	9	—	—	—	78
Other (2)	8	11	—	65	—	84
Total segment net revenues	$773	$411	$536	$65	$(18)	$1,767

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the nine months ended September 30, 2021 and 2020, were as follows (amounts in millions):

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,625	$1,426	$1,894	$—	$(62)	$5,883
Retail channels	334	20	—	—	—	354
Other (2)	38	71	—	294	—	403
Total consolidated net revenues	$2,997	$1,517	$1,894	$294	$(62)	$6,640

Change in deferred revenues:
Digital online channels (1)	$(491)	$(101)	$2	$—	$—	$(590)
Retail channels	(185)	(7)	—	—	—	(192)
Other (2)	—	—	—	9	—	9
Total change in deferred revenues	$(676)	$(108)	$2	$9	$—	$(773)

Segment net revenues:
Digital online channels (1)	$2,134	$1,325	$1,896	$—	$(62)	$5,293
Retail channels	149	13	—	—	—	162
Other (2)	38	71	—	303	—	412
Total segment net revenues	$2,321	$1,409	$1,896	$303	$(62)	$5,867

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,054	$1,203	$1,587	$—	$(62)	$4,782
Retail channels	485	23	1	—	—	509
Other (2)	55	87	—	241	—	383
Total consolidated net revenues	$2,594	$1,313	$1,588	$241	$(62)	$5,674

Change in deferred revenues:
Digital online channels (1)	$(16)	$16	$(1)	$—	$—	$(1)
Retail channels	(293)	(2)	—	—	—	(295)
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(309)	$13	$(1)	$(9)	$—	$(306)

Segment net revenues:
Digital online channels (1)	$2,038	$1,219	$1,586	$—	$(62)	$4,781
Retail channels	192	21	1	—	—	214
Other (2)	55	86	—	232	—	373
Total segment net revenues	$2,285	$1,326	$1,587	$232	$(62)	$5,368

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$515	$243	$417	$—	$(9)	$1,166
EMEA (1)	187	166	163	108	(5)	619
Asia Pacific	92	123	71	—	(1)	285
Total consolidated net revenues	$794	$532	$651	$108	$(15)	$2,070

Change in deferred revenues:
Americas	$(110)	$(27)	$1	$—	$—	$(136)
EMEA (1)	(42)	(22)	—	1	—	(63)
Asia Pacific	(1)	10	—	—	—	9
Total change in deferred revenues	$(153)	$(39)	$1	$1	$—	$(190)

Segment net revenues:
Americas	$405	$216	$418	$—	$(9)	$1,030
EMEA (1)	145	144	163	109	(5)	556
Asia Pacific	91	133	71	—	(1)	294
Total segment net revenues	$641	$493	$652	$109	$(15)	$1,880

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$595	$192	$350	$—	$(10)	$1,127
EMEA (1)	263	131	136	65	(6)	589
Asia Pacific	86	100	54	—	(2)	238
Total consolidated net revenues	$944	$423	$540	$65	$(18)	$1,954

Change in deferred revenues:
Americas	$(77)	$(4)	$(4)	$—	$(1)	$(86)
EMEA (1)	(68)	(8)	—	—	1	(75)
Asia Pacific	(26)	—	—	—	—	(26)
Total change in deferred revenues	$(171)	$(12)	$(4)	$—	$—	$(187)

Segment net revenues:
Americas	$518	$188	$346	$—	$(11)	$1,041
EMEA (1)	195	123	136	65	(5)	514
Asia Pacific	60	100	54	—	(2)	212
Total segment net revenues	$773	$411	$536	$65	$(18)	$1,767

Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2021 and 2020, were as follows (amounts in millions):

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,942	$698	$1,215	$—	$(36)	$3,819
EMEA (1)	780	507	485	294	(21)	2,045
Asia Pacific	275	312	194	—	(5)	776
Total consolidated net revenues	$2,997	$1,517	$1,894	$294	$(62)	$6,640

Change in deferred revenues:
Americas	$(420)	$(57)	$2	$—	$—	$(475)
EMEA (1)	(213)	(55)	(1)	9	—	(260)
Asia Pacific	(43)	4	1	—	—	(38)
Total change in deferred revenues	$(676)	$(108)	$2	$9	$—	$(773)

Segment net revenues:
Americas	$1,522	$641	$1,217	$—	$(36)	$3,344
EMEA (1)	567	452	484	303	(21)	1,785
Asia Pacific	232	316	195	—	(5)	738
Total segment net revenues	$2,321	$1,409	$1,896	$303	$(62)	$5,867

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,615	$580	$1,024	$—	$(31)	$3,188
EMEA (1)	750	393	407	241	(21)	1,770
Asia Pacific	229	340	157	—	(10)	716
Total consolidated net revenues	$2,594	$1,313	$1,588	$241	$(62)	$5,674

Change in deferred revenues:
Americas	$(124)	$18	$—	$—	$—	$(106)
EMEA (1)	(146)	(3)	(1)	(9)	—	(159)
Asia Pacific	(39)	(2)	—	—	—	(41)
Total change in deferred revenues	$(309)	$13	$(1)	$(9)	$—	$(306)

Segment net revenues:
Americas	$1,491	$598	$1,024	$—	$(31)	$3,082
EMEA (1)	604	390	406	232	(21)	1,611
Asia Pacific	190	338	157	—	(10)	675
Total segment net revenues	$2,285	$1,326	$1,587	$232	$(62)	$5,368

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 49% and 50% of consolidated net revenues for the three months ended September 30, 2021 and 2020, respectively. The Company’s net revenues in the United Kingdom (“U.K.”) were 10% and 9% of consolidated net revenues for the three months ended September 30, 2021 and 2020, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for either the three months ended September 30, 2021 or 2020.
The Company’s net revenues in the U.S. were 50% of consolidated net revenues for both the nine months ended September 30, 2021 and 2020. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the nine months ended September 30, 2021 and 2020. No other country’s net revenues exceeded 10% of consolidated net revenues for either the nine months ended September 30, 2021 or 2020.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2021 and 2020, were as follows (amounts in millions):

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$480	$43	$—	$—	$—	$523
PC	140	434	19	—	(15)	578
Mobile and ancillary (1)	166	22	632	—	—	820
Other (2)	8	33	—	108	—	149
Total consolidated net revenues	$794	$532	$651	$108	$(15)	$2,070

Change in deferred revenues:
Console	$(119)	$5	$—	$—	$—	$(114)
PC	(33)	(47)	—	—	—	(80)
Mobile and ancillary (1)	(1)	3	1	—	—	3
Other (2)	—	—	—	1	—	1
Total change in deferred revenues	$(153)	$(39)	$1	$1	$—	$(190)

Segment net revenues:
Console	$361	$48	$—	$—	$—	$409
PC	107	387	19	—	(15)	498
Mobile and ancillary (1)	165	25	633	—	—	823
Other (2)	8	33	—	109	—	150
Total segment net revenues	$641	$493	$652	$109	$(15)	$1,880

	Three Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$664	$31	$—	$—	$—	$695
PC	152	357	23	—	(18)	514
Mobile and ancillary (1)	120	24	517	—	—	661
Other (2)	8	11	—	65	—	84
Total consolidated net revenues	$944	$423	$540	$65	$(18)	$1,954

Change in deferred revenues:
Console	$(125)	$(4)	$—	$—	$—	$(129)
PC	(35)	(9)	(1)	—	—	(45)
Mobile and ancillary (1)	(11)	1	(3)	—	—	(13)
Other (2)	—	—	—	—	—	—
Total change in deferred revenues	$(171)	$(12)	$(4)	$—	$—	$(187)

Segment net revenues:
Console	$539	$27	$—	$—	$—	$566
PC	117	348	22	—	(18)	469
Mobile and ancillary (1)	109	25	514	—	—	648
Other (2)	8	11	—	65	—	84
Total segment net revenues	$773	$411	$536	$65	$(18)	$1,767

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2021 and 2020, were as follows (amounts in millions):

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,971	$90	$—	$—	$—	$2,061
PC	532	1,293	64	—	(62)	1,827
Mobile and ancillary (1)	456	63	1,830	—	—	2,349
Other (2)	38	71	—	294	—	403
Total consolidated net revenues	$2,997	$1,517	$1,894	$294	$(62)	$6,640

Change in deferred revenues:
Console	$(530)	$—	$—	$—	$—	$(530)
PC	(145)	(108)	—	—	—	(253)
Mobile and ancillary (1)	(1)	—	2	—	—	1
Other (2)	—	—	—	9	—	9
Total change in deferred revenues	$(676)	$(108)	$2	$9	$—	$(773)

Segment net revenues:
Console	$1,441	$90	$—	$—	$—	$1,531
PC	387	1,185	64	—	(62)	1,574
Mobile and ancillary (1)	455	63	1,832	—	—	2,350
Other (2)	38	71	—	303	—	412
Total segment net revenues	$2,321	$1,409	$1,896	$303	$(62)	$5,867

	Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,855	$89	$—	$—	$—	$1,944
PC	423	1,060	73	—	(62)	1,494
Mobile and ancillary (1)	261	77	1,515	—	—	1,853
Other (2)	55	87	—	241	—	383
Total consolidated net revenues	$2,594	$1,313	$1,588	$241	$(62)	$5,674

Change in deferred revenues:
Console	$(295)	$(6)	$—	$—	$—	$(301)
PC	(50)	24	(1)	—	—	(27)
Mobile and ancillary (1)	36	(4)	—	—	—	32
Other (2)	—	(1)	—	(9)	—	(10)
Total change in deferred revenues	$(309)	$13	$(1)	$(9)	$—	$(306)

Segment net revenues:
Console	$1,560	$83	$—	$—	$—	$1,643
PC	373	1,084	72	—	(62)	1,467
Mobile and ancillary (1)	297	73	1,515	—	—	1,885
Other (2)	55	86	—	232	—	373
Total segment net revenues	$2,285	$1,326	$1,587	$232	$(62)	$5,368

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At September 30, 2021	At December 31, 2020
Long-lived assets* by geographic region:
Americas	$273	$270
EMEA	131	166
Asia Pacific	17	17
Total long-lived assets by geographic region	$421	$453

*    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

11. Share-Based Payments

Fair Value Assumptions

Valuation of Stock Options

The fair value of stock options granted are principally estimated using a binomial-lattice model. The inputs in our binomial-lattice model include expected stock price volatility, risk-free interest rate, dividend yield, contractual term, and vesting schedule, as well as measures of employees’ cancellation, exercise, and post-vesting termination behavior.

Valuation of Restricted Stock Units (“RSUs”)

The fair value of the Company’s RSU awards granted are generally based upon the closing price of the Company’s common stock on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We also grant market-based RSU awards, from time to time, the fair value of which is determined using a Monte Carlo simulation. Such market-based RSU awards include performance conditions based on our own stock price and may also include performance conditions that compare our stock price performance to an index, such as the S&P 500 Total Shareholder Return index. The valuation assumptions utilized in the Monte Carlo model are generally consistent with the inputs discussed in the valuation of stock options above.

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

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2020	11,297	$53.84
Granted	754	92.56
Exercised	(1,677)	46.27
Forfeited	(700)	63.58
Expired	(18)	56.58
Outstanding stock options at September 30, 2021	9,656	$57.47	7.18	$211
Vested and expected to vest at September 30, 2021	9,260	$56.62	7.10	$208
Exercisable at September 30, 2021	5,015	$45.46	6.00	$160

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

At September 30, 2021, $44 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.10 years.

RSU Activity

We grant RSUs, which represent the right to receive shares of our common stock. Vesting for RSUs is generally contingent upon the holder’s continued employment with us and may be subject to other conditions (which may include the satisfaction of a performance measure). Also, certain of our performance-based RSUs, including those that are market-based, include a range of shares that may be released at vesting, which are above or below the targeted number of RSUs based on actual performance relative to the performance measure. If the vesting conditions are not met, unvested RSUs will be forfeited. Upon vesting of the RSUs, we may withhold shares otherwise deliverable to satisfy tax withholding requirements.

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2020	7,102	$82.50
Granted	4,657	95.05
Vested	(3,177)	96.63
Forfeited	(1,085)	72.94
Unvested RSUs at September 30, 2021	7,497	$86.71

At September 30, 2021, approximately $351 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.56 years. Of the total unrecognized compensation cost, $108 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.20 years.

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

•reducing certain non-development and administrative-related costs across our business; and

•integrating our global and regional sales and “go-to-market,” partnerships, and sponsorship capabilities across the business, which we believe will enable us to provide better opportunities for talent and greater expertise and scale on behalf of our business units.

To date, substantially all actions under our plan have been accrued for, with remaining activity primarily being related to cash outlays to be made to impacted personnel.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” and “Other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2020	$88	$—	$3	$91
Costs charged to expense	24	1	2	27
Cash payments	(9)	—	(1)	(10)
Non-cash charge adjustment	(2)	(1)	(1)	(4)
Balance at March 31, 2021	$101	$—	$3	$104
Costs charged to expense	3	12	2	17
Cash payments	(11)	—	(2)	(13)
Non-cash charge adjustment	—	(12)	—	(12)
Balance at June 30, 2021	$93	$—	$3	$96
Costs charged to expense	1	2	1	4
Cash payments	(17)	—	(1)	(18)
Non-cash charge adjustment	(1)	(2)	—	(3)
Balance at September 30, 2021	$76	$—	$3	$79

Cumulative charges incurred through September 30, 2021	$180	$50	$37	$267

Total restructuring and related costs by segment are (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Activision	$—	$1	$1	$5
Blizzard	4	7	42	30
King	—	1	1	(1)
Other segments (1)	—	—	4	2
Total	$4	$9	$48	$36
(1)Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

During the three and nine months ended September 30, 2021 and 2020, we incurred additional restructuring charges and adjustments that are not included in the plan discussed above. Such amounts were not material.

We have substantially completed our accruals for all actions under the plan. The charges associated with the plan primarily relate to severance and employee-related costs (approximately 65% of the aggregate charge), facilities and related costs (approximately 20% of the aggregate charge), and other costs (approximately 15% of the aggregate charge), including charges for restructuring-related fees and the write-down of assets. A substantial majority (approximately 75%) of the total pre-tax charge associated with the restructuring is expected to be paid in cash using amounts on hand, and such cash outlays are largely expected to be completed within the next 12 months. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general, and administrative activities are expected to be offset by increased investment in product development.

The total charges incurred through September 30, 2021, and total expected pre-tax restructuring charges related to the plan, by segment, inclusive of amounts already incurred and inclusive of certain inventory write-downs in prior years, are presented below (amounts in millions):

	Total charges incurred through September 30, 2021	Total charges expected as of September 30, 2021
Activision	$33	$33
Blizzard	186	187
King	20	20
Other segments (1)	33	35
Total	$272	$275

(1)Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

13. Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$(1)	$(1)	$(4)	$(20)
Interest expense from debt and amortization of debt discount and deferred financing costs	27	27	81	72
Realized and unrealized loss (gain) on equity investment (Note 6)	36	(3)	(35)	(3)
Other expense (income), net	3	2	10	6
Interest and other expense (income), net	$65	$25	$52	$55

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

The income tax expense of $120 million for the three months ended September 30, 2021, reflects an effective tax rate of 16%, which is comparable to the effective tax rate of 16% for the three months ended September 30, 2020 due to lower U.S. taxes on foreign earnings in the current year offset by the impact of discrete tax benefits from remeasurement of deferred tax assets in the prior year period.

The income tax expense of $391 million for the nine months ended September 30, 2021, reflects an effective tax rate of 15%, which is lower than the effective tax rate of 18% for the nine months ended September 30, 2020. The decrease is primarily due to lower U.S. taxes on foreign earnings.

The effective tax rates of 16% and 15% for the three and nine months ended September 30, 2021, respectively, are lower than the U.S. statutory rate of 21%, primarily due to lower U.S. taxes on foreign earnings and the recognition of excess tax benefits from share-based payments. In addition, a discrete tax benefit was recognized from the remeasurement of a deferred tax asset as a result of a change in the U.K. tax rate for the nine months ended September 30, 2021.

Activision Blizzard’s tax years after 2008 remain open to examination by certain major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our federal tax returns for the 2012 through 2019 tax years. We also have several state and non-U.S. audits pending. In addition, King’s pre-acquisition tax returns remain open in various jurisdictions, primarily as a result of transfer pricing matters. We anticipate resolving King’s transfer pricing for both pre- and post-acquisition tax years through a collaborative multilateral process with the tax authorities in the relevant jurisdictions, which include the U.K. and Sweden. While the outcome of this process remains uncertain, it could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

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

We regularly assess the likelihood of adverse outcomes resulting from these examinations and monitor the progress of ongoing discussions with tax authorities in determining the appropriateness of our tax provisions. The final resolution of the Company’s global tax disputes is uncertain. There is significant judgment required in the analysis of disputes, including the probability determination and estimation of the potential exposure. Based on current information, in the opinion of the Company’s management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

15. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Consolidated net income	$639	$604	$2,135	$1,688

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	778	772	777	771
Effect of dilutive stock options and awards under the treasury stock method	5	7	7	6
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	783	779	784	777

Basic earnings per common share	$0.82	$0.78	$2.75	$2.19
Diluted earnings per common share	$0.82	$0.78	$2.72	$2.17

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units with performance measures not yet met	3	3	3	2
Anti-dilutive employee stock options	2	—	2	1

16. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. As of September 30, 2021, we had not repurchased any shares under this program.

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

17. Commitments and Contingencies

Legal Proceedings

We are party to routine claims, suits, investigations, audits, and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. We are also party to the proceedings set forth below.

Pending EEOC Settlement

In September 2021, we entered into a proposed consent decree with the U.S. Equal Employment Opportunity Commission (“ EEOC”) to settle claims regarding certain employment practices. The consent decree is subject to approval by the United States District Court, Central District of California, and, among other things, provides for the creation of an $18 million settlement fund for eligible claimants; upgrading Company policies, practices, and training to further prevent and eliminate harassment and discrimination in its workplaces, including implementing an expanded performance review system with a new equal opportunity focus; and providing ongoing oversight and review of the Company’s training programs, investigation policies, disciplinary framework and compliance by appointing a third-party equal opportunity consultant whose findings will be regularly reported to our Board of Directors as well as the EEOC. The California Department of Fair Employment and Housing (“DFEH”) has filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund, and that motion is pending. There can be no assurance that the consent decree will be approved by the Court.

Other Pending Employment-Related Matters

On July 20, 2021, the DFEH filed a complaint (“DFEH Complaint”) in the Los Angeles County Superior Court of the State of California against Activision Blizzard, Blizzard Entertainment and Activision Publishing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiff purports to represent a class of Activision shareholders who purchased stock between August 4, 2016 and July 27, 2021, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and three current or former officers. Beginning on August 6, 2021, three putative shareholder derivative actions were filed in California Superior Court, County of Los Angeles, and those cases have now been consolidated in an action entitled York County on Behalf of County of York Retirement Fund v. Robert A. Kotick, et al., Case No. 21STCV28949. The actions assert claims on the Company’s behalf against eleven current or former officers and directors for breach of fiduciary duty, corporate waste and unjust enrichment based on allegations similar to those in the DFEH Complaint and in the securities class action. The Company is named as a nominal defendant.

The Company is cooperating with an investigation by the U.S. Securities and Exchange Commission (“SEC”) regarding disclosures on employment matters and related issues including responding to a subpoena from the SEC. The SEC has also issued subpoenas to a number of current and former executives and other employees in connection with this matter.

We are unable to predict the impact of the above matters on our business, financial condition, results of operations, or liquidity at this time.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers (“PCs”), and mobile devices. We also operate esports leagues and offer digital advertising within some of our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally-developed intellectual properties.

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

During the early stages of the COVID-19 pandemic, our business experienced an increase in demand for certain of our products and services as a result of the stay-at-home orders enacted in various regions as players had more time to engage with our games. We have, however, seen a moderation in these trends in some regions since the stay-at-home orders were originally enacted early in 2020, and it is uncertain at this time how our business could be impacted in the current state of the pandemic as stay-at-home orders in certain regions are reduced, lifted, or at times, fully or partially reinstated, as new cases and variants of COVID-19 arise and evolve.

In an effort to protect the health and safety of our employees, the majority of our workforce continues to work from home, and we have placed restrictions on non-essential business travel. Additionally, thus far, the pandemic has caused minimal disruption to our game titles’ published release dates. Please see “Management’s Overview of Business Trends” section included in Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

The full extent of the impact of the COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price will depend on numerous evolving factors that we are not able to fully predict at this time, including the duration and spread of the pandemic and associated macroeconomic impacts including labor shortages and supply chain disruption, the speed and effectiveness of regional and worldwide containment and vaccination efforts including vaccine mandates, and the impact of these and other factors on our employees, customers, and partners. We will continue to actively monitor the developments of the COVID-19 pandemic and may take further actions that could alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and shareholders.

Refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

Other

As described in Note 17 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in July 2021, the California Department of Fair Employment and Housing (“DFEH”) filed a complaint against Activision Blizzard, Blizzard Entertainment, and Activision Publishing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act, and the Company is separately awaiting court approval of a consent decree with the U.S. Equal Employment Opportunity Commission (“EEOC”) settling claims against the Company regarding certain employment practices. Subsequently, the Company has also been named as a defendant in a shareholder class action and a nominal defendant in shareholder derivative actions involving allegations similar to those alleged in the foregoing matters and is cooperating in an investigation with the SEC with respect to its disclosures on employment matters and related issues. We are taking actions to address the concerns of employees and other key stakeholders and the adverse consequences to our business. We are experiencing, and are likely to continue to experience, adverse publicity regarding our company and executives related to these matters. If we experience significantly reduced productivity, significant continued loss of sponsors, advertisers or players, or other negative consequences relating to these matters, our business could be materially adversely impacted. We are carefully monitoring all aspects of our business for such impacts and continue to take actions to address such concerns.

Business Results and Highlights

Financial Results

For the three months ended September 30, 2021:

•consolidated net revenues increased 6% to $2.1 billion and consolidated operating income increased 6% to $824 million, as compared to consolidated net revenues of $2.0 billion and consolidated operating income of $778 million for the three months ended September 30, 2020; and

•diluted earnings per common share increased 5% to $0.82, as compared to $0.78 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021:

•consolidated net revenues increased 17% to $6.6 billion and consolidated operating income increased 21% to $2.6 billion, as compared to consolidated net revenues of $5.7 billion and consolidated operating income of $2.1 billion in 2020;

•diluted earnings per common share increased 25% to $2.72, as compared to $2.17 in 2020; and

•cash flows from operating activities were approximately $1.8 billion, an increase of 58%, as compared to $1.1 billion in 2020.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended September 30, 2021, include a net effect of $190 million and $154 million, respectively, from the recognition of deferred net revenues and related cost of revenues. Net revenues and operating income for the nine months ended September 30, 2021, include a net effect of $773 million and $562 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

The percentage of our consolidated net revenues that are recognized from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Point-in-time (1)	14%	12%	11%	12%
Over-time and other (2)	86%	88%	89%	88%

(1) Revenue recognized at a “point-in-time” is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business.

(2) Revenue recognized “over-time and other revenue” is primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

Operating Metrics

The following operating metrics are key performance indicators that we use to evaluate our business. The key drivers of changes in our operating metrics are presented in the order of significance.

Net bookings and in-game net bookings

We monitor net bookings and in-game net bookings as key operating metrics in evaluating the performance of our business because they enable an analysis of performance based on the timing of actual transactions with our customers and provide a more timely indication of trends in our operating results. Net bookings is the net amount of products and services sold digitally or sold-in physically in the period and includes license fees, merchandise, and publisher incentives, among others. Net bookings is equal to net revenues excluding the impact from deferrals. In-game net bookings primarily includes the net amount of microtransactions and downloadable content sold during the period and is equal to in-game net revenues excluding the impact from deferrals.

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Net bookings	$1,880	$1,767	$113	$5,867	$5,368	$499
In-game net bookings	$1,198	$1,200	$(2)	$3,859	$3,529	$330

Q3 2021 vs. Q3 2020

Net bookings

The increase in net bookings for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to:

•a $116 million increase in King net bookings, driven by higher net bookings from in-game player purchases and advertising, primarily in the Candy Crush franchise; and

•a $82 million increase in Blizzard net bookings, driven by higher net bookings from Diablo® II: Resurrected™, which was released in September 2021 and is a remastered version of the original action role-playing game title Diablo II.

The increase in net bookings was partially offset by a $132 million decrease in Activision net bookings, driven by lower net bookings from (1) Call of Duty: Black Ops Cold War (which was released in November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone™ following the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020), as compared to Call of Duty: Modern Warfare® (which was released in October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone from its release in March 2020 through December 16, 2020), and (2) Tony Hawk’s™ Pro Skater™ 1 + 2, which was released in September 2020, partially offset by higher net bookings from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

In-game net bookings

In-game net bookings for the three months ended September 30, 2021, were comparable to those for the three months ended September 30, 2020, as an $87 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare, was largely offset by a $75 million increase in King in-game net bookings, driven by the Candy Crush franchise.

YTD Q3 2021 vs. YTD Q3 2020

Net bookings

The increase in net bookings for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to:

•a $309 million increase in King net bookings, driven by higher net bookings from in-game player purchases and advertising, primarily in the Candy Crush franchise;

•a $83 million increase in Blizzard net bookings, driven by higher net bookings from Diablo II: Resurrected; and

•a $36 million increase in Activision net bookings, driven by higher net bookings from (1) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, and (2) Call of Duty: Mobile, which was released in October 2019, partially offset by lower net bookings from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

In-game net bookings

The increase in in-game net bookings for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to:

•a $196 million increase in King in-game net bookings, driven by the Candy Crush franchise; and

•a $76 million increase in Activision in-game net bookings, driven by higher in-game net bookings from (1) Call of Duty: Mobile and (2) Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, partially offset by lower in-game net bookings from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

Monthly Active Users

We monitor monthly active users (“MAUs”) as a key measure of the overall size of our user base. MAUs are the number of individuals who accessed a particular game in a given month. We calculate average MAUs in a period by adding the total number of MAUs in each of the months in a given period and dividing that total by the number of months in the period. An individual who accesses two of our games would be counted as two users. In addition, due to technical limitations, for Activision and King, an individual who accesses the same game on two platforms or devices in the relevant period would be counted as two users. For Blizzard, an individual who accesses the same game on two platforms or devices in the relevant period would generally be counted as a single user. In certain instances, we rely on third parties to publish our games. In these instances, MAU data is based on information provided to us by those third parties or, if final data is not available, reasonable estimates of MAUs for these third-party published games.

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

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Activision	119	127	150	128	111
Blizzard	26	26	27	29	30
King	245	255	258	240	249
Total	390	408	435	397	390

Average MAUs decreased by 18 million, or 4%, for the three months ended September 30, 2021, as compared to the three months ended June 30, 2021. The decrease was primarily due to (1) lower average MAUs for King, primarily driven by Crash Bandicoot: On the Run!™, which was released in March 2021, and (2) lower average MAUs for Activision, primarily driven by the Call of Duty franchise.

Average MAUs for the three months ended September 30, 2021 are comparable to those for the three months ended September 30, 2020, as the increase in average MAUs for Activision, driven by Call of Duty: Mobile due to the December 2020 launch in China, was largely offset by lower average MAUs for Blizzard and King driven by decreases in various franchises and titles.

Management’s Overview of Business Trends

Management’s overview of business trends are described in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Management has not identified any material changes or new business trends to those previously disclosed in our 2020 Form 10-K, except as set forth below.

Increased Competition for Talent

We believe that our continued success and growth is directly related to our ability to attract, retain, and develop top talent. We have seen increased competition in the market for talent and expect the competitive environment to continue at least in the short term. We have experienced challenges in both the retention of our existing talent and attraction of new talent, with our average voluntary turnover rates being higher in the current year as compared to the prior year in many parts of our company. This competition, voluntary turnover and recruiting difficulty, has negatively impacted our ability to deliver future game releases, and if they persist, could continue to negatively impact our ability to deliver content in a cadence that will be optimal for our business.

Updates to Upcoming Content Releases

We are now planning for a later launch for our Overwatch 2 and Diablo IV titles than originally expected in order to provide the development teams the extra time they need to deliver the experiences that their communities deserve, and to set the franchises up for success over a multi-year period. As a result, we will not have the financial uplift that we had expected next year from the release of these two titles. Additionally, as previously announced, Blizzard’s mobile title based on the Diablo franchise, Diablo Immortal™, which was anticipated to release in the second half of 2021, is anticipated to release in 2022 as game testing revealed additional opportunities the team is going to pursue which are expected to make the title more engaging for a wider audience.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Net revenues
Product sales	$423	20%	$408	21%	$1,666	25%	$1,484	26%
In-game, subscription, and other revenues	1,647	80	1,546	79	4,974	75	4,190	74
Total net revenues	2,070	100	1,954	100	6,640	100	5,674	100

Costs and expenses
Cost of revenues—product sales:
Product costs	120	28	101	25	375	23	357	24
Software royalties, amortization, and intellectual property licenses	72	17	37	9	272	16	152	10
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	307	19	290	19	925	19	819	20
Software royalties, amortization, and intellectual property licenses	28	2	41	3	87	2	115	3
Product development	329	16	274	14	1,016	15	802	14
Sales and marketing	244	12	238	12	727	11	722	13
General and administrative	143	7	186	10	614	9	529	9
Restructuring and related costs	3	—	9	—	46	1	39	1
Total costs and expenses	1,246	60	1,176	60	4,062	61	3,535	62

Operating income	824	40	778	40	2,578	39	2,139	38
Interest and other expense (income), net	65	3	25	1	52	1	55	1
Loss on extinguishment of debt (1)	—	—	31	2	—	—	31	1
Income before income tax expense	759	37	722	37	2,526	38	2,053	36
Income tax expense	120	6	118	6	391	6	365	6
Net income	$639	31%	$604	31%	$2,135	32%	$1,688	30%

(1) Represents the loss on extinguishment of debt we recognized in connection with our debt financing activities during the three months ended September 30, 2020.

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Consolidated net revenues	$2,070	$1,954	$116	6%	$6,640	$5,674	$966	17%
In-game net revenues (1)	$1,316	$1,283	$33	3%	$4,058	$3,331	$727	22%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Q3 2021 vs. Q3 2020

Consolidated net revenues

The increase in consolidated net revenues for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily driven by an increase in revenues of $249 million due to higher revenues from:
•in-game player purchases and advertising in the Candy Crush franchise;

•Diablo II: Resurrected, which was released in September 2021; and

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

This increase was partially offset by a decrease in revenues of $203 million due to lower revenues from:

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare; and

•Tony Hawk’s Pro Skater 1 + 2, which was released in September 2020.

The remaining net increase in revenues of $70 million was driven by various other franchises and titles.

In-game net revenues

The increase in in-game net revenues for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily driven by an increase in in-game net revenues of $112 million due to higher in-game net revenues from:

•the Candy Crush franchise; and

•Call of Duty: Mobile, which was released in October 2019.

This increase was offset by a decrease in in-game net revenues of $97 million due to lower in-game net revenues from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

The remaining net increase in in-game net revenues of $18 million was driven by various other franchises and titles.

YTD Q3 2021 vs. YTD Q3 2020

Consolidated net revenues

The increase in consolidated net revenues for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily driven by an increase in revenues of $1.1 billion due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•the Candy Crush franchise;

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020 and World of Warcraft: Burning Crusade™ Classic in June 2021; and

•Call of Duty: Mobile.

The increase was partially offset by a net decrease in revenues of $119 million, driven by various other franchises and titles.

In-game net revenues

The increase in in-game net revenues for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily driven by an increase in in-game net revenues of $830 million due to higher in-game net revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•the Candy Crush franchise;

•Call of Duty: Mobile; and

•World of Warcraft.

The increase was partially offset by a net decrease in in-game net revenues of $103 million, driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of approximately $19 million and $181 million on our consolidated net revenues for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income are presented below (amounts in millions):

	For the Three Months Ended September 30, 2021				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$641	$478	$652	$1,771	$(132)	$85	$116	$69
Intersegment net revenues (1)	—	15	—	15	—	(3)	—	(3)
Segment net revenues	$641	$493	$652	$1,786	$(132)	$82	$116	$66

Segment operating income	$244	$188	$303	$735	$(101)	$55	$55	$9

	For the Three Months Ended September 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$773	$393	$536	$1,702
Intersegment net revenues (1)	—	18	—	18
Segment net revenues	$773	$411	$536	$1,720

Segment operating income	$345	$133	$248	$726

	For the Nine Months Ended September 30, 2021				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,321	$1,347	$1,896	$5,564	$36	$83	$309	$428
Intersegment net revenues (1)	—	62	—	62	—	—	—	—
Segment net revenues	$2,321	$1,409	$1,896	$5,626	$36	$83	$309	$428

Segment operating income	$1,049	$537	$755	$2,341	$(39)	$4	$140	$105

	For the Nine Months Ended September 30, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,285	$1,264	$1,587	$5,136
Intersegment net revenues (1)	—	62	—	62
Segment net revenues	$2,285	$1,326	$1,587	$5,198

Segment operating income	$1,088	$533	$615	$2,236

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$1,786	$1,720	$5,626	$5,198
Revenues from non-reportable segments (1)	109	65	303	232
Net effect from recognition (deferral) of deferred net revenues (2)	190	187	773	306
Elimination of intersegment revenues (3)	(15)	(18)	(62)	(62)
Consolidated net revenues	$2,070	$1,954	$6,640	$5,674

Reconciliation to consolidated income before income tax expense:
Segment operating income	$735	$726	$2,341	$2,236
Operating income (loss) from non-reportable segments (1)	4	(20)	(12)	(27)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	154	150	562	169
Share-based compensation expense	(64)	(53)	(259)	(138)
Amortization of intangible assets	(2)	(16)	(8)	(62)
Restructuring and related costs (Note 12)	(3)	(9)	(46)	(39)
Consolidated operating income	824	778	2,578	2,139
Interest and other expense (income), net	65	25	52	55
Loss on extinguishment of debt	—	31	—	31
Consolidated income before income tax expense	$759	$722	$2,526	$2,053

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

Segment Results

Q3 2021 vs. Q3 2020

Activision

The decrease in Activision’s segment net revenues and operating income for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to lower revenues from:

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, which was released in October 2019; and

•Tony Hawk’s Pro Skater 1 + 2, which was released in September 2020.

In addition, the decrease in Activision’s segment operating income was driven by higher product development costs, driven by increased costs to support the Call of Duty franchise.

These decreases to segment net revenues and operating income were partially offset by higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018; and

•Call of Duty: Mobile, which was released in October 2019.

In addition, the decrease in Activision’s segment operating income was partially offset by lower sales and marketing costs due to the timing of product releases.

Blizzard

The increase in Blizzard’s segment net revenues and operating income for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher revenues from:

•Diablo II: Resurrected, which was released in September 2021; and

•the Overwatch League, as the prior-year period was negatively impacted from actions taken to support team owners as a result of the COVID-19 pandemic, with no similar actions taken in the current year.

This increase to segment net revenues and operating income was partially offset by lower revenues from World of Warcraft.

In addition, the increase in Blizzard’s segment operating income was partially offset by higher cost of revenues driven by software amortization and royalties for Diablo II: Resurrected.

King

The increase in King’s segment net revenues and operating income for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher revenues from in-game player purchases and advertising, primarily in the Candy Crush franchise.

In addition, the increase in King’s segment operating income was driven by higher insurance claim proceeds primarily relating to a network outage which occurred in 2018 from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games.

These increases in King’s segment operating income were partially offset by:

•higher sales and marketing costs to support its franchises; and

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases.

YTD Q3 2021 vs. YTD Q3 2020

Activision

The increase in Activision’s segment net revenues for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile.

This increase to segment net revenues was partially offset by lower revenues from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

The decrease in Activision’s segment operating income, despite the increase in segment net revenues, was driven by higher product development costs, driven by increased costs to support the Call of Duty franchise. This decrease to segment operating income was partially offset by lower sales and marketing costs for the Call of Duty franchise and for Tony Hawk’s Pro Skater 1 + 2 and CrashTM Bandicoot 4: It’s About TimeTM, both of which were released in 2020.

Blizzard

The increase in Blizzard’s segment net revenues and operating income for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher revenues from:

•Diablo II: Resurrected, which was released in September 2021; and

•World of Warcraft.

The increase in Blizzard’s segment operating income from the above was largely offset by:

•higher product development costs to support game development efforts; and

•higher cost of revenues driven by software amortization and royalties for Diablo II: Resurrected.

King

The increase in King’s segment net revenues and operating income for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher revenues from in-game player purchases and advertising, primarily in the Candy Crush franchise.

The increase in King’s segment operating income from the above was partially offset by:

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases; and

•higher sales and marketing costs.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $10 million and $124 million on Activision Blizzard’s segment net revenues for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Increase/ (decrease)	2021	2020	Increase/ (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,852	$1,753	$99	$5,883	$4,782	$1,101
Retail channels	69	117	(48)	354	509	(155)
Other (2)	149	84	65	403	383	20
Total consolidated net revenues	$2,070	$1,954	$116	$6,640	$5,674	$966

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q3 2021 vs. Q3 2020

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher revenues from:

•in-game player purchases and advertising in the Candy Crush franchise;

•Diablo II: Resurrected, which was released in September 2021; and

•Call of Duty: Modern Warfare, which was released in October 2019, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

The increase was partially offset by lower revenues from Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to lower revenues from Tony Hawk’s Pro Skater 1 + 2, which was released in September 2020.

YTD Q3 2021 vs. YTD Q3 2020

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•in-game player purchases and advertising in the Candy Crush franchise;

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020 and World of Warcraft: Burning Crusade Classic™ in June 2021;

•Call of Duty: Mobile; and

•Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to lower revenues from:

•Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare; and

•Crash™ Team Racing Nitro-Fueled, released in June 2019.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Increase/ (decrease)	2021	2020	Increase/ (decrease)
Net revenues by platform:
Console	$523	$695	$(172)	$2,061	$1,944	$117
PC	578	514	64	1,827	1,494	333
Mobile and ancillary (1)	820	661	159	2,349	1,853	496
Other (2)	149	84	65	403	383	20
Total consolidated net revenues	$2,070	$1,954	$116	$6,640	$5,674	$966

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q3 2021 vs. Q3 2020

Console

The decrease in net revenues from the console platform for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to lower revenues from:

•Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, which was released in October 2019; and

•Tony Hawk’s Pro Skater 1 + 2, which was released in September 2020.

The decrease was partly offset by higher revenues from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4, which was released in October 2018.

PC

The increase in net revenues from the PC platform for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher revenues from:

•Diablo II: Resurrected, which was released in September 2021;

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4; and

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands in November 2020 and World of Warcraft: Burning Crusade Classic in June 2021.

The increase was partially offset by lower revenues from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher revenues from:

•in-game player purchases and advertising in the Candy Crush franchise; and

•Call of Duty: Mobile, which was released in October 2019.

YTD Q3 2021 vs. YTD Q3 2020

Console

The increase in net revenues from the console platform for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher revenues from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

PC

The increase in net revenues from the PC platform for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher revenues from:

•World of Warcraft; and

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher revenues from:

•in-game player purchases and advertising in the Candy Crush franchise; and

•Call of Duty: Mobile.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended September 30, 2021	% of associated net revenues	Three Months Ended September 30, 2020	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$120	28%	$101	25%	$19
Software royalties, amortization, and intellectual property licenses	72	17	37	9	35
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	307	19	290	19	17
Software royalties, amortization, and intellectual property licenses	28	2	41	3	(13)
Total cost of revenues	$527	25%	$469	24%	$58

	Nine Months Ended September 30, 2021	% of associated net revenues	Nine Months Ended September 30, 2020	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$375	23%	$357	24%	$18
Software royalties, amortization, and intellectual property licenses	272	16	152	10	120
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	925	19	819	20	106
Software royalties, amortization, and intellectual property licenses	87	2	115	3	(28)
Total cost of revenues	$1,659	25%	$1,443	25%	$216

Cost of Revenues—Product Sales:

Q3 2021 vs. Q3 2020

The increase in product costs for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was driven by a $35 million increase in product costs from our Distribution business, as a result of higher revenues.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to a $56 million increase in software amortization and royalties from Blizzard, driven by higher software amortization and royalties from (1) Diablo II: Resurrected, which was released in September 2021, and (2) World of Warcraft, given the release of World of Warcraft: Shadowlands in November 2020, with no comparable amortization in the prior year.

YTD Q3 2021 vs. YTD Q3 2020

The increase in product costs for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was driven by a $71 million increase in product costs from our Distribution business, partially offset by lower product costs as a result of lower retail channel revenues.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to:

•a $110 million increase in software amortization and royalties from Blizzard, driven by higher software amortization and royalties from (1) World of Warcraft, given the release of World of Warcraft: Shadowlands in November 2020, with no comparable amortization in the prior year, and (2) Diablo II: Resurrected; and

•a $10 million increase software amortization and royalties from Activision, driven by higher software amortization and royalties from Call of Duty: Black Ops Cold War, which was released in November 2020, as compared to Call of Duty: Modern Warfare, partially offset by lower software amortization and royalties from Tony Hawk’s Pro Skater 1 + 2, which was released in September 2020.

Cost of Revenues—In-game, Subscription, and Other Revenues:

Q3 2021 vs. Q3 2020

The increase in game operations and distribution costs for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to a $28 million increase in service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms) and payment processor fees, as a result of higher revenues.

Software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for the three months ended September 30, 2021 are comparable to those for the three months ended September 30, 2020.

YTD Q3 2021 vs. YTD Q3 2020

The increase in game operations and distribution costs for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a $98 million increase in service provider fees, such as digital storefront fees and payment processor fees, as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a decrease of $49 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our 2016 acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $28 million, driven by Call of Duty: Mobile, which was released in October 2019.

Product Development (amounts in millions)

	September 30, 2021	% of consolidated net revenues	September 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$329	16%	$274	14%	$55
Nine Months Ended	$1,016	15%	$802	14%	$214

Q3 2021 vs. Q3 2020

The increase in product development costs for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to higher development spending of $72 million, driven by increased personnel costs and outside developer fees to support our franchises.

YTD Q3 2021 vs. YTD Q3 2020

The increase in product development costs for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher development spending of $230 million, driven by increased personnel costs and outside developer fees to support our franchises.

Sales and Marketing (amounts in millions)

	September 30, 2021	% of consolidated net revenues	September 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$244	12%	$238	12%	$6
Nine Months Ended	$727	11%	$722	13%	$5

Q3 2021 vs. Q3 2020

Sales and marketing expenses for the three months ended September 30, 2021, were comparable to the three months ended September 30, 2020, as higher sales and marketing costs for the Candy Crush franchise were largely offset by lower sales and marketing costs for prior year releases of Tony Hawk’s Pro Skater 1 + 2 and Crash BandicootTM 4: It’s About TimeTM.

YTD Q3 2021 vs. YTD Q3 2020

Sales and marketing expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were comparable, as higher sales and marketing costs for the Candy Crush franchise and World of Warcraft were offset by lower sales and marketing costs for the Call of Duty franchise and lower personnel-related costs.

General and Administrative (amounts in millions)

	September 30, 2021	% of consolidated net revenues	September 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$143	7%	$186	10%	$(43)
Nine Months Ended	$614	9%	$529	9%	$85

Q3 2021 vs. Q3 2020

The decrease in general and administrative expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was due to (1) higher insurance claim proceeds of $20 million primarily relating to a network outage which occurred in 2018 from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games; and (2) a decrease in personnel costs of $18 million as a result of lower share-based compensation.

YTD Q3 2021 vs. YTD Q3 2020

The increase in general and administrative expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a $71 million increase in personnel costs as a result of higher share-based compensation.

Restructuring and related costs (amounts in millions)

	September 30, 2021	% of consolidated net revenues	September 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$3	—%	$9	—%	$(6)
Nine Months Ended	$46	1%	$39	1%	$7

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

Interest and Other Expense (Income), Net (amounts in millions)

	September 30, 2021	% of consolidated net revenues	September 30, 2020	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$65	3%	$25	1%	$40
Nine Months Ended	$52	1%	$55	1%	$(3)

Q3 2021 vs. Q3 2020

The increase in interest and other expense (income), net, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to a $39 million loss recorded on an equity investment. Refer to Note 6 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

YTD Q3 2021 vs. YTD Q3 2020

Interest and other expense (income), net, for the nine months ended September 30, 2021, was comparable to the nine months ended September 30, 2020, with a $32 million increase in gains on equity investments being offset by:

•a $16 million decrease in interest income as a result of lower interest rates; and

•a $10 million increase in interest expense on our debt obligations as a result of a higher average debt outstanding in 2021, when compared to the prior year period, as a result of our debt financing activities during the three months ended September 30, 2020.

Income Tax Expense (amounts in millions)

	September 30, 2021	% of Pretax income	September 30, 2020	% of Pretax income	Increase (Decrease)
Three Months Ended	$120	16%	$118	16%	$2
Nine Months Ended	$391	15%	$365	18%	$26

The income tax expense of $120 million for the three months ended September 30, 2021 reflects an effective tax rate of 16%, which is comparable to the effective tax rate of 16% for the three months ended September 30, 2020 due to lower U.S. taxes on foreign earnings in the current year offset by the impact of discrete tax benefits from remeasurement of deferred tax assets in the prior year period.

The income tax expense of $391 million for the nine months ended September 30, 2021 reflects an effective tax rate of 15%, which is lower than the effective tax rate of 18% for the nine months ended September 30, 2020. The decrease is primarily due to lower U.S. taxes on foreign earnings.

The effective tax rate of 16% and 15% for the three and nine months ended September 30, 2021, respectively, are lower than the U.S. statutory rate of 21%, primarily due to lower U.S. tax on foreign earnings and the recognition of excess tax benefits from share-based payments. In addition, a discrete tax benefit was recognized from the remeasurement of a deferred tax asset as a result of a change in the U.K. tax rate for the nine months ended September 30, 2021.

Further information about our income taxes is provided in Note 14 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $10.0 billion, our access to capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for at least the next 12 months. Our primary sources of liquidity, which are available to us to fund our operations and other cash outflows such as potential dividend payments or share repurchases and scheduled debt maturities (the next of which is in 2026), include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities.

As of September 30, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.3 billion, as compared to $2.5 billion as of December 31, 2020. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	September 30, 2021	December 31, 2020	Increase (Decrease)
Cash and cash equivalents	$9,718	$8,647	$1,071
Short-term investments	300	170	130
	$10,018	$8,817	$1,201
Percentage of total assets	42%	38%

	For the Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Net cash provided by operating activities	$1,753	$1,112	$641
Net cash used in investing activities	(101)	(178)	77
Net cash (used in) provide by financing activities	(533)	653	(1,186)
Effect of foreign exchange rate changes	(35)	32	(67)
Net increase in cash and cash equivalents and restricted cash	$1,084	$1,619	$(535)

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

Net cash provided by operating activities for the nine months ended September 30, 2021, was $1.8 billion, as compared to $1.1 billion for the nine months ended September 30, 2020. The increase was primarily due to higher net income and lower tax payments in the current year, as the prior-year period included payments for a tax settlement in France with no comparable activity in 2021, in addition to changes in our working capital resulting from the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2021, was $101 million, as compared to $178 million for the nine months ended September 30, 2020. The decrease in cash used in investing activities was primarily due to the net purchases of available-for-sale investments of $62 million for the nine months ended September 30, 2021, as compared to net purchases of $122 million in the prior-year period.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the nine months ended September 30, 2021, was $533 million, as compared to net cash provided by financing activities of $653 million for the nine months ended September 30, 2020. The increase in cash used in financing activities was primarily due to:

•net debt proceeds of $896 million received for the nine months ended September 30, 2020, resulting from the issuance of an aggregate principal amount of $2.0 billion of new notes and the early redemption of $1.05 billion of our previously outstanding notes, with no comparable activity in the current year;

•higher tax payments made for net share settlements on restricted stock units, driven by a higher volume of share releases, at higher market values, resulting in $246 million of payments during the nine months ended September 30, 2021, as compared to $41 million in the prior-year period; and

•higher dividends paid, with $365 million of dividend payments for the nine months ended September 30, 2021, as compared to $316 million for the prior-year period.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $35 million and a positive impact of $32 million on our cash and cash equivalents for the nine months ended September 30, 2021 and September 30, 2020, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At September 30, 2021 and December 31, 2020, our total outstanding debt was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At September 30, 2021	At December 31, 2020
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(43)	(45)
Total net carrying amount	$3,607	$3,605

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

Off-balance Sheet Arrangements

At each of September 30, 2021 and December 31, 2020, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the nine months ended September 30, 2021, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, for a more complete discussion of our critical accounting policies and estimates.

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

In the absence of hedging activities for the nine months ended September 30, 2021, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $124 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2021, our cash and cash equivalents were comprised primarily of money market funds.

As of September 30, 2021, based on the composition of our investment portfolio, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2021, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2021, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are party to routine claims, suits, investigations, audits, and other proceedings arising from the ordinary course of business, including with respect to intellectual property rights, contractual claims, labor and employment matters, regulatory matters, tax matters, unclaimed property matters, compliance matters, and collection matters. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity. We are also party to the proceedings set forth below.

Pending EEOC Settlement

In September 2021, we entered into a proposed consent decree with the U.S. Equal Employment Opportunity Commission (“EEOC”) to settle claims regarding certain employment practices. The consent decree is subject to approval by the United States District Court, Central District of California, and, among other things, provides for the creation of an $18 million settlement fund for eligible claimants; upgrading Company policies, practices, and training to further prevent and eliminate harassment and discrimination in its workplaces, including implementing an expanded performance review system with a new equal opportunity focus; and providing ongoing oversight and review of the Company’s training programs, investigation policies, disciplinary framework and compliance by appointing a third-party equal opportunity consultant whose findings will be regularly reported to our Board of Directors as well as the EEOC. The California Department of Fair Employment and Housing (“DFEH”) has filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund, and that motion is pending. There can be no assurance that the consent decree will be approved by the Court.

Other Pending Employment-Related Matters

On July 20, 2021, the DFEH filed a complaint (“DFEH Complaint”) in the Los Angeles County Superior Court of the State of California against Activision Blizzard, Blizzard Entertainment, and Activision Publishing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiff purports to represent a class of Activision shareholders who purchased stock between August 4, 2016 and July 27, 2021, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and three current or former officers. Beginning on August 6, 2021, three putative shareholder derivative actions were filed in California Superior Court, County of Los Angeles, and those cases have now been consolidated in an action entitled York County on Behalf of County of York Retirement Fund v. Robert A. Kotick, et al., Case No. 21STCV28949. The actions assert claims on the Company’s behalf against eleven current or former officers and directors for breach of fiduciary duty, corporate waste and unjust enrichment based on allegations similar to those in the DFEH Complaint and in the securities class action. The Company is named as a nominal defendant.

The Company is cooperating with an investigation by the U.S. Securities and Exchange Commission (“SEC”) regarding disclosures on employment matters and related issues including responding to a subpoena from the SEC. The SEC has also issued subpoenas to a number of current and former executives and other employees in connection with this matter.

We are unable to predict the impact of the above matters on our business, financial condition, results of operations, or liquidity at this time.

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

We have updated certain risk factors included in our 2020 Form 10-K, as set forth below.

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

Additionally, consumer expectations regarding the quality, performance, and integrity of our products and services are high. Consumers may be critical of our brands, games, services, and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, if our games or services, such as our proprietary online gaming service, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy. Our games with online features are also frequently updated, increasing the risk that a game may contain significant errors, or “bugs.” If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business. As another example, we are subject to legal proceedings regarding our employment practices, as described in Note 17 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and could become subject to additional, similar legal proceedings in the future. These legal proceedings have negatively impacted our public reputation and, as a result, some consumers have elected not to continue subscribing to one of our games, and existing and potential players may decide not to play our games in the future. Some existing sponsors, partners, and advertisers have also elected not to be associated with our brand due to this impact on our reputation, and others may so elect in the future. All of this may negatively impact our business.

Further, delays in product releases or disruptions following the commercial release of one or more new products could negatively impact our business and reputation and could cause our results of operations to be materially different from expectations. If we fail to release our products in a timely manner, or if we are unable to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game, our business may be negatively impacted. For example, we are now planning for a later launch for our Overwatch® 2 and Diablo® IV titles than originally expected, which will delay the uplift to our results that we usually experience following the release of new titles.

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

We have observed labor shortages, increasing competition for talent and increasing attrition. We are experiencing difficulties in attracting and retaining skilled personnel. If we are unable to attract additional qualified personnel or retain and utilize the services of key personnel, we can expect this would adversely affect our business.

Regulatory and Legal Risks

We are involved in legal proceedings that can have a negative impact on our business.

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

As described in this Quarterly Report on Form 10-Q, we are currently subject to pending legal proceedings regarding employment practices and in September 2021, we reached an agreement with the EEOC to settle claims regarding certain employment practices, which remains subject to approval by the United States District Court for the Central District of California. See Note 17 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on these matters. These matters have negatively impacted our public reputation, diverted management attention, caused us to incur additional expenses, and we could be subject to additional, similar legal proceedings in the future. These matters have adversely affected the Company as noted above and we face continuing risks related to these matters.

Claims, suits, investigations, audits, and proceedings are inherently difficult to predict, including those referenced above, and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings can have a negative impact on us due to reputational harm, legal costs, diversion of management resources, and other factors. It is also possible that a resolution of one or more such proceedings could result in substantial settlements, judgments, fines or penalties, injunctions, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring us to change our development process or other business practices.

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

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fourth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of February 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K/A, filed March 21, 2018).

10.1*	Corrected Employment Agreement, dated as of April 1, 2021 and corrected as of August 13, 2021, between Activision Blizzard, Inc. and Armin Zerza.

10.2*
Separation Agreement with Reaffirmation, dated September 10, 2021, between Activision Blizzard, Inc. and Claudine Naughton (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed September 14, 2021).

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

Date:  November 2, 2021

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Chief Accounting Officer and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.