Form 10-K
period 2021-12-31
Activision Blizzard, Inc.
filed 2022-02-25
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-15839
ACTIVISION BLIZZARD, INC.
(Exact name of registrant as specified in its charter)

Delaware			95-4803544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
2701 Olympic Boulevard Building B	Santa Monica,	CA	90404
(Address of principal executive offices)			(Zip Code)
(310) 255-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	ATVI	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2021 (based on the closing sale price as reported on the Nasdaq) was $73,721,746,854.
The number of shares of the registrant’s Common Stock outstanding at February 18, 2022 was 779,234,888.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K to the extent stated herein. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to our pending merger with Microsoft Corporation, releases of products or services, restructuring activities, and employee retention and recruitment; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Some of the risk factors that could cause our actual results to differ from those stated in the forward-looking statements can be found in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements contained herein are based on information available to Activision Blizzard, Inc. as of the date of this filing, and we assume no obligation to update any such forward-looking statements. Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

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

Merger Agreement

On January 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microsoft Corporation (“Microsoft”) and Anchorage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft agreed to acquire the Company for $95.00 per issued and outstanding share of our common stock, par value $0.000001 per share (the “Shares”), in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the merger of Merger Sub with and into the Company (the “Merger”), the Company will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger (the “Effective Time”). We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to us receiving stockholder approval of the Merger, or termination by Microsoft upon a Company Board Recommendation Change (as defined in the Merger Agreement), in each case, if certain other conditions are met. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to (1) $2.0 billion if the termination notice is provided prior to January 18, 2023, (2) $2.5 billion if the termination notice is provided after January 18, 2023, and prior to April 18, 2023, or (3) $3.0 billion if the termination notice is provided at any time after April 18, 2023. The consummation of the Merger remains subject to customary closing conditions, including satisfaction of certain regulatory approvals, approval by our stockholders and other customary closing conditions. The Merger is currently expected to close in Microsoft’s fiscal year ending June 30, 2023.

For additional information related to the Merger Agreement, please refer to the preliminary proxy statement previously filed with the SEC and other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about the Company and the Merger.

Our Strategy and Vision

Our objective is to connect and engage the world through epic entertainment by continuing to be a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment content and services, as well as related media, that deliver engaging entertainment experiences to our network of connected players on a year-round basis. In pursuit of this objective, we focus on three strategic pillars: expanding audience reach; deepening consumer engagement; and increasing player investment.

Expanding audience reach. Building on our strong established franchises and creating new franchises through compelling content is at the core of our business. We endeavor to expand our network and reach as many consumers as possible by offering our content on multiple platforms, particularly mobile, the largest and fastest growing platform, and delivering compelling experiences across multiple business models (e.g., premium, free-to-play, subscription-based).

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

Increasing player investment. The connected, online nature of our network enables us to offer content and player investment opportunities directly to our consumers on a year-round basis. In addition to purchasing full games or subscriptions, players can invest in our franchises by purchasing incremental in-game content. These digital revenue streams tend to be more recurring and have relatively higher profit margins. In addition, we generate revenue through offering advertising within certain of our franchises, and we believe there are opportunities to grow new forms of player investment through esports and consumer products. We are still in the early stages of developing these new revenue streams.

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: Warcraft®, which includes World of Warcraft®, a subscription-based massive multi-player online role-playing game and Hearthstone®, an online collectible card game based in the Warcraft universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on mobile platforms. King’s key product franchise is Candy Crush™, a “match three” franchise.

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

During the early stages of the COVID-19 pandemic, our business experienced an increase in demand for certain of our products and services as a result of the stay-at-home orders enacted in various regions as players had more time to engage with our games. We have, however, seen a moderation in these trends from when the stay-at-home orders were originally enacted early in 2020 and at this time stay-at-home orders have largely been lifted in most regions. It is uncertain how our business could be impacted in the current state of the pandemic as stay-at-home orders in certain regions are reduced, lifted, or at times, fully or partially reinstated, as new cases and variants of COVID-19 arise and evolve.

In an effort to protect the health and safety of our employees, the majority of our workforce continues to work from home, and we have placed restrictions on non-essential business travel. During 2022 we expect that our workforce will return to our offices in some capacity while also having the option to continue to work from home depending on business requirements and health and safety concerns. Additionally, thus far, the pandemic has caused minimal disruption to our game titles’ published release dates. Please see “Management’s Overview of Business Trends” section included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

As the COVID-19 pandemic continues to be present and evolve, the impact on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price will depend on numerous evolving factors that we are not able to fully predict at this time, including the duration and spread of the pandemic and associated macroeconomic impacts including labor shortages and supply chain disruption, the speed and effectiveness of regional and worldwide containment and vaccination efforts including vaccine mandates, and the impact of these and other factors on our employees, customers, and partners. We will continue to actively monitor the developments of the COVID-19 pandemic and may take further actions that could alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and shareholders.

Refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for additional details on risks and uncertainties regarding the impacts of the global COVID-19 pandemic on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, and stock price.

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

•in-game content for purchase to enhance gameplay (i.e., microtransactions and downloadable content) available within both our premium full-games and free-to-play offerings; and

•subscriptions for players in World of Warcraft that provide for ongoing access to the game content.

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

We develop and produce our titles using a model in which individual game studios have responsibility for the entire development and production process, including the supervision and coordination of internal and, where appropriate, external resources. We believe this model allows us to deploy the best resources for a given task, including by supplementing our internal expertise with top-quality external resources on an as-needed basis.

While most of our content is developed by our internal studios, we periodically engage independent third-party developers to create content on our behalf. From time to time, we also acquire the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers.

We provide various forms of product support. Central technology and development teams review, assess, and provide support to products throughout the development process. Quality assurance personnel are also involved throughout the development and production of published content. We subject all such content to extensive testing before public release to ensure compatibility with appropriate hardware systems and configurations and in an effort to minimize the number of bugs and other defects found in the products. To support our content, we generally provide 24-hour game support to players, primarily online.

Marketing, Sales, and Distribution

Many of our products contain software that enables us to connect with our gamers directly. This allows us to communicate and market directly to our customers, including through customized advertising and in-game messaging based on customer preferences and trends. Our marketing efforts also include: activities on online social networks; other online advertising; public relations activities; print and broadcast advertising; coordinated in-store and industry promotions (including merchandising and point of purchase displays); participation in cooperative advertising programs; direct response vehicles; and product sampling. From time to time, we also receive marketing support from hardware manufacturers, producers of consumer products related to a game, and retailers in connection with their own promotional efforts, as well as co-marketing from promotional partners.

Most of our products and content are available in a digital format, which allows consumers to purchase and download the content at their convenience directly to their console, PC, or mobile device through our platform partners, including Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”), Google Inc. (“Google”), Microsoft, and Sony Interactive Entertainment Inc. (“Sony”). Blizzard utilizes its proprietary online gaming platform, Battle.net, to distribute most of Blizzard’s content and selected Activision content directly to PC consumers.

In addition to serving as a distribution platform, Battle.net offers players communications features, social networking, player matching, and digital content delivery and is designed to allow people to connect regardless of which of our games on Battle.net they are playing.

Our physical products are available for sale in outlets around the world. These products are sold primarily on a direct basis to mass-market retailers (e.g., Target, Walmart), consumer electronics stores (e.g., Best Buy), discount warehouses, game specialty stores (e.g., GameStop), and other stores (e.g., Amazon), or through third-party distribution and licensing arrangements.

Manufacturing

We prepare master program copies for our products on each release platform. With respect to products for consoles, such as for Microsoft and Sony, our disk duplication, packaging, printing, manufacturing, warehousing, assembly, and shipping are performed by third-party subcontractors or distribution facilities owned by us.

Microsoft and Sony generally specify or control the manufacturing and assembly of finished products and license their hardware technologies to us. In return, we pay an applicable royalty per unit once the manufacturer fills the product order, even if the units do not ultimately sell. We deliver the master materials to the licensor or its approved replicator, who then manufactures the finished goods and delivers them to us for distribution under our label.

Significant Customers and Top Franchises

Customers

While the Company does sell directly to end consumers in certain instances, such as sales through Battle.net, in other instances our customers are platform providers, such as Sony, Microsoft, Google, and Apple, or retailers, such as Walmart, Target, Best Buy, and GameStop, who act as distributors of our content to end consumers.

The percentage of our consolidated net revenues by our most significant customers were as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Apple	17%	15%	17%
Google	17%	14%	13%
Sony	15%	17%	11%
Microsoft	*	11%	*

*    Customer did not account for 10% or more of our consolidated net revenues for the noted period.

No other customer accounted for 10% or more of our net revenues in the periods above. We had two customers—Microsoft and Sony—who accounted for 20% and 22%, respectively, of consolidated gross receivables at December 31, 2021, and 28% and 21%, respectively, at December 31, 2020. No other customer accounted for 10% or more of our consolidated gross receivables in those periods.

Top Franchises

For the years ended December 31, 2021, 2020, and 2019, our top three franchises—Call of Duty, Candy Crush, and Warcraft—collectively accounted for 82%, 79%, and 72%, respectively, of our net revenues. No other franchise comprised 10% or more of our net revenues in those periods.

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

As our teams have contributed to transforming gaming into social experiences, enabling players to find purpose and meaning through games, we believe connecting these communities together is the next step in our industry. This can be seen by established and emerging competitors seeing opportunity for virtual worlds filled with professionally produced content, user generated content and rich social connections. As investments in cloud computing, artificial intelligence and machine learning, data analytics, and user interface and experience capabilities are becoming more competitive, we believe that our recently announced merger and partnership with Microsoft will better enable our ambitions in this dynamic and highly competitive environment.

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

We develop a majority of our products based on wholly-owned intellectual properties, such as Call of Duty, Warcraft, and Candy Crush. In other cases, we obtain intellectual property through licenses and service agreements. Further, our products that play on consoles and mobile platforms include technology that is owned by the platform provider and is licensed non-exclusively to us for use in the relevant product. We also license technology from providers other than console manufacturers in developing our content and services. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

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

Our People

We are committed to becoming the most welcoming, inclusive company in our industry. Genuinely embodying this mission and responsibility to our communities is a powerful lever to attract and retain the very best talent. Our continued success and growth are directly related to our ability to attract, recruit, enable, retain, and develop diverse and innovative talent.

During 2021, the Company has worked to address concerns raised regarding our workplace and related matters. These concerns have been set forth in, among other contexts, various legal actions against the Company, as described in Part I, Item 1A “Risk Factors” and Note 22 to the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The leadership of the Company has committed to take action to produce meaningful change and provide employees the resources and support to succeed in our collective aspiration to be the model workplace in our industry.

Steps we have taken to improve our workplace and address concerns include:

•In November 2021, the Board of Directors formed a “Workplace Responsibility Committee” (the “Committee”), initially comprised of two independent directors, to oversee the Company’s progress in successfully implementing its workplace policies, procedures, and commitments. The Committee will require management to develop key performance indicators and/or other means to measure progress and ensure accountability, with executive management providing frequent progress reports to the Committee, which will regularly brief the full Board of Directors.

•For any Activision Blizzard employee who chooses not to arbitrate an individual claim of sexual harassment, unlawful discrimination, or related retaliation arising from events after October 2021, the Company will waive any obligation to do so.

•We have investigated–and will continue to investigate–complaints of harassment, discrimination and retaliation raised through various reporting channels. In October 2021, we combined our investigations groups into one centralized “investigations unit” within the Ethics & Compliance team. This centralized unit with expanded resources increases our ability to conduct prompt investigations and maintain and measure consistency throughout investigations of all types and across the Company.

•Our Way to Play Heroes–who are volunteers who help other employees understand reporting options, champion speaking up, and provide feedback and advise on how to strengthen our overall ethics and compliance program– are receiving additional resources and recognition through an overall expansion of the program.

•We are committed to continuing to grow our investment in anti-harassment and anti-discrimination training resources.

•We released our U.S. Pay Equity Review 2020 in October 2021. We also released our 2021 Representation Data report in December 2021, based on data in Company records as of November 30, 2021. We believe transparency with our stakeholders is an important part of our mission.

•In October 2021, we announced the launch of a new zero-tolerance harassment policy Company-wide.

•We launched Upward Feedback in December 2021, an annual process where employees share constructive, actionable feedback to their managers through an anonymous survey, enabling awareness regarding managers’ inclusive behaviors and commitment to living our values.

•We announced a global drug and alcohol policy for Company-sponsored events and zero tolerance for alcohol consumption in the workplace in November 2021.

•We removed content in our games that we believe to be inappropriate.

While some of these initiatives will have an immediate impact, others may take time to be felt across the Company and will continue to evolve as we gather further feedback from our employees. Additionally, our employees in the U.S. are not covered by collective bargaining agreements. At Raven Software, one of our studios, the Communications Workers of America has filed a petition to represent a unit of employees, and the National Labor Relations Board will oversee the election process, including a determination of the appropriate set of employees who would be included in any bargaining unit (and thus participate in the election on potential unionization). We deeply respect the rights of all employees to make their own decisions about whether or not to join a union and exercise all other National Labor Relations Act rights. Across the Company, we believe that a direct relationship between managers and team members allows us to quickly respond and deliver the strongest results and opportunities for employees. As discussed in Part I, Item 1A under “Risk Factors” of this Annual Report on Form 10-K, while the Merger Agreement is in effect, we are also subject to certain interim covenants with respect to various matters (including, among other things, with respect to collective bargaining agreements and employee benefit plans) concerning the operation of our business during the pendency of the Merger.

Other important aspects and areas of focus for the Company to attract, recruit, enable, retain, and develop diverse and innovative talent are set out below:

Overview: As of December 31, 2021, Activision Blizzard had approximately 9,800 full-time and part-time employees, with approximately 68% in North America, approximately 25% in the Europe, Middle East, and Africa (“EMEA”) region, and approximately 7% in the Asia Pacific region. Of these employees, approximately 68% either work directly on, or support, our game and technology development, which represents an approximate seven percentage point increase from 2020.

Diversity, Equity, and Inclusion (“DE&I”): We believe that a culture of inclusion and diversity enables us to create, develop, and fully leverage the strengths of our workforce to exceed players’ and fans’ expectations and meet our growth objectives. We remain committed to building and sustaining a culture of belonging, where our employees can be their authentic selves. By embedding DE&I practices and programs in the full employee lifecycle, we work to attract, recruit, enable, retain and develop diverse world-class talent. Our employee resource groups play an active role in our DE&I efforts by building community and awareness. We also offer leadership and management development opportunities on the topics of unconscious bias and inclusive leadership and train our recruiting workforce in diverse sourcing strategies.

Our Corporate Governance Principles and Policies demonstrate our commitment to diversity at the Board of Directors level, providing that the initial list from which any new independent director nominee is chosen includes qualified female and racially/ethnically diverse candidates and, similarly, if we conduct an external search for a new CEO, that the initial list of external candidates includes qualified female and racially/ethnically diverse candidates. As of December 31, 2021, 20% of the members of our Board of Directors are women, and 20% are members of underrepresented communities. Under current California law, we were required to add an additional female director to our Board of Directors by the end of 2021. To meet this requirement and improve the diversity of our Board of Directors, the Company retained a search firm and began interviewing potential additional female directors in 2021. However, since the Company’s current directors would cease to continue to serve on our Board of Directors upon consummation of our proposed transaction with Microsoft, we were unable to conclude the process in 2021. We will be continuing our efforts to appoint a new female director.

Additionally, since 2016, the number of women in our game development leadership roles has more than doubled. As of November 30, 2021, approximately 24% of our global employee population identifies as women or non-binary, and in 2021, we committed to increase the percentage of women and non-binary employees in our workforce by 50% over the next five years to achieve over one-third representation. Further, upon joining the Company, and again every two years, every employee is required to take our bespoke online Equality & Diversity Training, which underscores our commitment to creating a respectful workplace culture.

Our overall goal in hiring is to provide an objective and equitable process that helps us recruit the very best creative and technical talent in the world and explore an array of resources to increase the share of women, underrepresented ethnic groups (“UEGs”), and other forms of diversity in our workforce.

In 2021 we launched a new tool that tracks–for every single hire–data on the representation and presence of women and UEG candidates at applicant, interview, and hiring stages of our recruiting process. This tool will enable us to provide transparency on our diversity progress as well as helping to reinforce our objective of having diverse candidate slates for open positions.

We also recognize that formal tools and mechanisms around our candidate slates alone will not create the change we strive for in our organization or our industry, which is why we have also prioritized and taken meaningful action on a broad portfolio of initiatives–from expanding opportunities in the gaming and technology space for underrepresented communities to mentorship and sponsorship programs for our current teammates and future leaders. As part of these efforts, we have committed to invest $250 million over the next 10 years in initiatives that foster expanded opportunities in gaming and technology for under-represented communities. Additionally, our work to support the Call of Duty Endowment in 2021 resulted in 16,138 veteran job placements and more than $1 billion in positive economic impact for the veteran community.

Compensation and Benefits: The main objective of our compensation program is to provide a compensation package that attracts, retains, motivates, and rewards employees that operate in a highly competitive and technologically challenging environment. We seek to do this by linking compensation (including annual changes in compensation) to overall Company and business unit/franchise performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align our employees’ financial interests with the interests of our shareholders. We continue to make efforts across our global organization to promote equal pay practices. For example, our U.S. analysis showed that women at the Company on average earned slightly more than men for comparable work in 2020. Further, we have announced improved benefits provided to a large portion of our employees, such as increased holiday, sick, and vacation time off. We also have increased our overall investment in development and operations by announcing the conversion of approximately 500 temporary workers to full-time employees at our Activision studios.

We are committed to providing comprehensive benefit options, and it is our intention to offer benefits that allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging benefits offered are: 401(k) with matching Company contributions; a comprehensive well-being program; paid leave programs; medical insurance; prescription drug benefits; dental insurance; vision insurance; accidental death and dismemberment insurance; critical illness insurance; life insurance; disability insurance; health savings accounts; flexible spending accounts; and benefits to support current and hopeful parents. We frequently upgrade our benefit portfolio by seeking out pioneer partners that give our employees modern benefit experiences. As an example, at the onset of the COVID-19 pandemic when traditional medical services became under huge demand, in order to help ensure that our employees and their families had access to medical advice, we created an enterprise-wide global network of physicians.

Further, the Company has been reviewing our overall compensation structure and philosophy and began implementing changes to our compensation payments for 2021, primarily to enhance employee equity ownership and bring our employee equity compensation in line with current industry practice. As a result of this review, the Company made changes to our 2021 bonus and equity structure so that all eligible employees will receive incentives in the form of Company equity for 2021 in an amount equal to or greater than 2021 target Company performance without regard to whether target performance was achieved.

Developing Careers and Growing Leaders: Recognizing that ours is a rapidly changing industry with constant innovation, developing our diverse and innovative talent base is vital to our business. Our talent processes are focused on performance management, strategic talent assessment and succession planning, and career and leadership development opportunities through promotion and internal mobility. We intend for our employees to have a clear understanding of their strengths and development opportunities, while fostering a collaborative and productive relationship between employees and their managers. Our performance management process begins with the establishment of goals, followed by encouraged regular check-ins on progress and performance so that employees have an understanding of their strengths, areas for improvement, and how they are contributing to the Company. We assess employee contributions to our Company results and culture so that we can recognize and reward their contributions. Additionally, on an annual basis, we conduct an organizational and performance review process with our CEO and all segment, business unit, and function leaders, focusing on our high-performing and high-potential talent, diversity and inclusion, and the performance and succession for our most critical roles.

Engaging Employees: Employees across the Company have the opportunity to join and contribute to one of our nine Employee Networks. These groups enrich our employees’ experiences, our culture, and our business by driving inclusion, cultural awareness, professional development, networking, and community involvement. Employee engagement also plays a critical role in how we identify and improve the way we work. We capture and act on the voice of our employees through multiple means including pulse surveys, listening sessions and newly added upward feedback. We emphasize to employees that this is their chance to “provide honest, candid feedback about their experience working for the Company.” Our employee feedback is dynamic and relevant to our employees’ immediate needs.

Sustainability

We understand that we have a responsibility to operate sustainably. Our ongoing conversion to a more digital business is enabling us to set and achieve important sustainability goals. As a result of this transition, during 2021 we have made significant progress in reducing packaging waste for which, using 2019 as a baseline, we have achieved a 60% reduction, surpassing our original goal of a 50% reduction by 2024. We are also in the process of establishing baselines and setting quantitative interim targets to measure progress towards our goal of achieving net zero greenhouse gas emissions by 2050.

Information about our Executive Officers

Our executive officers and their biographical summaries are provided below:

Name	Age	Position
Robert A. Kotick	58	Chief Executive Officer of Activision Blizzard
Daniel Alegre	53	President and Chief Operating Officer of Activision Blizzard
Armin Zerza	52	Chief Financial Officer of Activision Blizzard
Grant Dixton	48	Chief Legal Officer of Activision Blizzard
Brian Bulatao	57	Chief Administrative Officer of Activision Blizzard

Robert A. Kotick, Chief Executive Officer of Activision Blizzard

Robert A. Kotick, who serves as our Chief Executive Officer, has been a director of Activision Blizzard since February 1991, following his purchase of a significant interest in the Company, which was then on the verge of insolvency. Mr. Kotick was our Chairman and Chief Executive Officer from February 1991 until July 2008, when he became our President and Chief Executive Officer. He served as our President from July 2008 until June 2017. Mr. Kotick is also a member of the board of directors of The Coca-Cola Company, a multinational beverage corporation, and the boards of trustees for the Harvard-Westlake School. He is also the Vice Chairman of the Board and Chairman of the Committee of trustees of the Los Angeles County Museum of Art. In addition, Mr. Kotick is the co-founder and co-Chairman of the Call of Duty Endowment, a nonprofit, public benefit corporation that seeks to help organizations that provide job placement and training services for veterans.

Daniel Alegre, President and Chief Operating Officer of Activision Blizzard

Daniel Alegre has served as our Chief Operating Officer since April 2020. Prior to joining the Company, Mr. Alegre held a number of leadership positions at Google, a technology company specializing in internet-related services and products, from 2004 to 2020, including serving as President of Global Retail and Shopping, where he led the initiatives to embed e-commerce across all Google product areas and to help diversify beyond advertising into the retail transactions business. Prior to that, Mr. Alegre was President of the Google’s Global and Strategic Partnerships organization, working across all of Google’s core business lines to create and foster key strategic relationships with some of the world’s largest partners. Mr. Alegre was also instrumental in Google’s international expansion, serving as President of Google’s Asia-Pacific and Japan businesses living in China, Singapore, and Tokyo and as Vice President of the Latin America business, overseeing a massive expansion in both regions. Prior to joining Google, Mr. Alegre was Vice President at Bertelsmann Media, running a division of BMG Music in Latin America as well as Partnerships of the Bertelsmann eCommerce Group in New York City. Mr. Alegre holds a B.A. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University, as well as dual M.B.A. and J.D. degrees from Harvard Business School and Harvard Law School.

Armin Zerza, Chief Financial Officer of Activision Blizzard

Armin Zerza has served as our Chief Financial Officer since April 2021. Prior to that, he served as the Company’s Chief Commercial Officer from 2019 to 2021, as the Chief Operating Officer of Blizzard from 2017 to 2019, and as Chief Financial Officer of Blizzard from 2015 to 2017. Mr. Zerza joined Activision Blizzard in August 2015 with more than 20 years of senior leadership experience at Procter & Gamble, serving in North America, Europe, Asia, and Latin America. Mr. Zerza has held a number of senior roles across multi-billion dollar businesses at Procter & Gamble, including as Director of Procter & Gamble’s global M&A team and CFO of the European Baby Care and Latin America divisions. Mr. Zerza also served as a board member of the Italy Procter & Gamble-Fater and Spain Procter & Gamble-Arbora & Ausonia joint ventures. Mr. Zerza holds a degree from Vienna University.

Grant Dixton, Chief Legal Officer of Activision Blizzard

Grant Dixton has served as our Chief Legal Officer since June 2021. From 2006 to 2021, Mr. Dixton held a number of positions of increasing responsibility within the legal department of The Boeing Company, an aerospace company and leading manufacturer in space and security systems, most recently as Senior Vice President, General Counsel, and Corporate Secretary, in addition to serving as a member of the company’s Executive Council. Prior to joining The Boeing Company, Mr. Dixton served in the White House as Associate Counsel to the President. Earlier in his career, Mr. Dixton practiced law at Kirkland & Ellis in Washington, D.C. He served as a law clerk for the Honorable Anthony M. Kennedy at the Supreme Court of the United States and for the Honorable J. Michael Luttig at the United States Court of Appeals for the Fourth Circuit. Mr. Dixton holds an A.B. degree in history from Harvard University and a J.D. from Harvard Law School.

Brian Bulatao, Chief Administrative Officer of Activision Blizzard

Brian Bulatao has served as Chief Administrative Officer of Activision Blizzard since March 2021. Prior to joining the Company, Mr. Bulatao served as the Under Secretary of State for Management from 2018 to 2021, directly responsible for the budget, security, IT infrastructure, consular affairs and global talent management of the U.S. State Department’s 70,000 plus workforce based in 190 countries around the world. Prior to that, Mr. Bulatao served as Chief Operating Officer at the Central Intelligence Agency from 2017 to 2018, where he also led diversity and inclusion initiatives. Before joining the CIA, Mr. Bulatao held a number of leadership positions in private equity and investment companies, having served as Senior Advisor at Highlander Partners from 2016 to 2017 and Managing Director at Pallas Capital Partners from 2015 to 2017, helping companies grow organically and through acquisitions and creating transformational value through strategic positioning. Prior to that, Mr. Bulatao held executive and CEO roles at The Nefab Group, co-founded Thayer Aerospace with fellow West Point graduates, and served as a consultant with McKinsey & Company. Mr. Bulatao is a retired Infantry Captain and a distinguished graduate of the US Army Ranger School. Mr. Bulatao holds a BS degree in Engineering Management from the United States Military Academy at West Point and an MBA degree from Harvard Business School.

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

Available Information

Our website, located at https://www.activisionblizzard.com, allows free-of-charge access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those documents filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The information found on our website is not a part of, and is not incorporated by reference into, this or any other report that we file with or furnish to the Securities and Exchange Commission (“SEC”).

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

Risk Factors Summary

Below is a summary of the principal risks associated with an investment in the Company. This summary should not be relied upon as an exhaustive list of the material risks facing our business.

•the Merger, the pendency of the Merger Agreement, or our failure to complete the Merger;
•the impact of the global COVID-19 pandemic;
•our ability to deliver popular, high-quality content in a timely manner;
•the level of demand for our games and products;
•our ability to meet customer expectations with respect to our brands, games, services, and/or business practices;
•negative impacts on our business resulting from concerns regarding our workplace, including associated legal proceedings;
•our ability to attract, retain, and motivate skilled personnel;
•competition;
•our reliance on a relatively small number of franchises for a significant portion of our revenues and profits;
•negative impacts from unionization or attempts to unionize by our workforce;
•our ability to adapt to rapid technological change and allocate our resources accordingly;
•the increasing importance of digital sales and the risks of that business model;
•our ability to effectively manage the scope and complexity of our business;
•our reliance on third-party platforms, which are also our competitors, for the distribution of products;
•our dependence on the success and availability of video game consoles manufactured by third parties and our ability to develop commercially successful products for these consoles;
•the increasing importance of free‑to‑play games and the risks of that business model;
•the risks and uncertainties of conducting business outside the U.S., including the need for regulatory approval to operate, the relatively weaker protection for our intellectual property rights, and the impact of cultural differences on consumer preferences;
•the importance of retail sales to our business and the risks of that business model;
•our ability to realize the expected benefits of our recent restructuring actions;
•any difficulties in integrating acquired businesses or realizing the anticipated benefits of strategic transactions;
•seasonality in the sale of our products;
•fluctuation in our recurring business;
•the risk of distributors, retailers, development, and licensing partners or other third parties being unable to honor their commitments or otherwise putting our brand at risk;
•our reliance on tools and technologies owned by third parties;
•our use of open source software;
•risks associated with undisclosed content or features in our games;
•impact of objectionable consumer- or other third-party‑created content on our operating results or reputation;
•outages, disruptions, or degradations in our services, products, and/or technological infrastructure;
•any cybersecurity‑related attack, significant data breach, fraudulent activity, or disruption of our information technology systems or networks;
•significant disruption during our live events;
•catastrophic events;
•climate change;
•provisions in our corporate documents and Delaware state law that could delay or prevent a change of control;
•ongoing legal proceedings, related to workplace concerns and otherwise;
•increasing regulation in key territories over our business, products, and distribution;
•changes in government regulation relating to the Internet;

•our compliance with evolving data privacy laws and regulations;
•scrutiny regarding the appropriateness of the content in our games and our ability to receive target ratings for certain titles;
•changes in tax rates and/or tax laws and exposure to additional tax liabilities;
•fluctuations in currency exchange rates;
•changes in financial accounting standards or the application of existing or future standards as our business evolves;
•insolvency or business failure of any of our business partners; and
•declines in general economic conditions and related discretionary spending on our products and services.

The following are detailed descriptions of our Risk Factors summarized above.

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

Risks Related to the Merger

While the Merger Agreement is in effect, we are subject to certain interim covenants.

On January 18, 2022, we entered into the Merger Agreement with Microsoft and Merger Sub, a wholly owned subsidiary of Microsoft, pursuant to which Microsoft agreed to acquire the Company in an all-cash transaction for $95.00 per share of our issued and outstanding common stock.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without Microsoft’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed Merger could cause disruptions to our business or business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Merger may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Merger, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (1) the approval and adoption of the Merger Agreement by our stockholders, (2) the absence of any court order or law prohibiting (or seeking to prohibit) the consummation of the Merger, (3) the termination or expiration of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and specified approvals under certain other antitrust and foreign investment laws, subject to certain limitations, (4) compliance by us and Microsoft in all material respects with our respective obligations under the Merger Agreement, and (5) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Microsoft, respectively, as of the signing date and the closing date.

There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within our or Microsoft’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.

The Merger Agreement contains customary mutual termination rights for us and Microsoft, which could prevent the consummation of the Merger, including if the Merger is not completed by January 18, 2023 (subject to automatic extension first to April 18, 2023, then to July 18, 2023, in each case, to the extent the regulatory closing conditions are the only conditions that remain outstanding).

The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties, or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods). Additionally, the Merger Agreement provides termination rights, if certain conditions are met, including (1) for Microsoft, if our Board of Directors changes its recommendation in favor of the Merger, and (2) for us, if our Board of Directors authorizes entry into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to us receiving stockholder approval of the Merger.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

•the market price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;
•if the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee, including that we will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, and Microsoft will be required to pay us a reverse termination fee ranging from $2.0 billion to $3.0 billion under specified circumstances;

•some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur; and
•we may experience negative publicity and/or reactions from our investors, customers, partners, suppliers, vendors, landlords, other business partners and employees

Stockholder litigation could prevent or delay the closing of the pending Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of stockholder litigation in connection with the pending Merger. Such litigation may adversely affect our ability to complete the pending Merger. We could incur significant costs in connection with such litigation, including costs associated with the indemnification obligations to our directors and officers. Such litigation may be distracting to management and may require us to incur additional, significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. See Note 22 to the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of complaints filed on February 24, 2022 with respect to the pending Merger.

Business and Industry Risks

We are unable to predict the full impact of the global COVID-19 pandemic.

Since COVID-19 emerged in December 2019 and was declared a pandemic in March 2020, it has extensively impacted global health and the economic environment. The full extent to which the global COVID-19 pandemic and its aftermath impacts our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price continues to depend on numerous evolving factors that we are not able to fully predict, including: the duration and severity of the pandemic and the prevalence and severity of new COVID variants; the impact of the pandemic on the global economy and consumer habits; the impact of governmental, business, and individual actions that have been and will continue to be taken in response to the pandemic; unintended consequences of actions we take, or have taken, in response to the pandemic; the impact of the pandemic on the health or productivity of our employees and external developers, including the ability to develop high-quality and well-received interactive software products and entertainment content and/or to release our products and content in a timely manner with effective quality control; the longer-term impact of substantially-increased remote access to our networks and systems on our ability to prevent, detect, and remedy cyber-attacks or information security incidents while our workforce remains dispersed; the effects on the health, finances and discretionary spending patterns of our consumers, including the ability of our consumers to pay for our products and content; our ability to sell products at assumed prices; the financial impact, supply chain constraints and other strains on the retail customers and distributors on whom we rely to sell our physical products to consumers; the financial impact and strain on platform providers for whose video game consoles and/or on whose networks certain of our products are exclusively available; the financial impact and strain on third-party mobile and web platforms that provide significant online distribution for, and/or provide other services critical for the operation of, a number of our games; the effects on our suppliers who manufacture our physical products and on other third parties with which we partner (e.g., to market or ship our products), including from supply chain disruptions; the effects on our lenders and financial counterparties; the effects on regulatory agencies around the world on which we rely; our ability to continue to develop our emerging businesses, such as advertising; increased volatility in foreign currency exchange rates; the impact of recent and potential upcoming or ongoing large-scale actions by local and federal governments and agencies or similar governing bodies in the U.S. and around the world, the U.S. Federal Reserve, and other central banks around the world, including the impact of any of these actions on the U.S. or world economy or global financial markets; and any other factor which results in disruptions or increased costs associated with the development, production, post-production, marketing and distribution of our products, and/or the digital advertising offered within our content. If adverse effects in these areas from the ongoing global COVID-19 pandemic continue or worsen, our business may be negatively impacted. Further, we cannot predict the emergence of new variants, the rise and fall of case rates, or the associated reducing, lifting, and reenacting of stay-at-home orders and other, similar measures to mitigate the spread of COVID-19. As in the case of COVID-19, the occurrence of other epidemics, medical emergencies, and other public health crises outside of our control could have a negative impact on our business. Additionally, stay-at-home orders, the curtailment of certain other forms of entertainment, and other pandemic-related factors that make consumers more inclined to spend time at home may increase demand for our products, and such increase may not be sustained if pandemic-related restrictions and behaviors change. These trends may continue to evolve, and prior trends for revenues, net income, and other financial results and operating metrics, may not be indicative of results for future periods, particularly as pandemic-related factors become less significant.

Our professional esports leagues (i.e., the Overwatch League and the Call of Duty League) and the franchise teams that make up the leagues generate revenues from live in-person events. The COVID-19 pandemic has resulted in the cancellation of live in-person events and any continued health and safety concerns with large public gatherings may impact the ability of the teams in our leagues to hold future live in-person events. Prolonged COVID-19 risks could result in teams being unable or unwilling to make continued investments or otherwise participate in our leagues going forward. This, in turn, could result in the loss of future entry fee payments, revenue from advertising, and other future potential league revenues or income, other benefits associated with our esports business, and/or the termination of our leagues. Also, we have provided, and may continue to provide, financial support to the owners of the teams as a result of the COVID-19 pandemic. Any one of these things could harm our business. Additionally, a prolonged impact of COVID-19 could heighten many of the risk factors included in this Annual Report filed on Form 10-K.

If we do not consistently deliver popular, high‑quality content in a timely manner, our business may be negatively impacted.

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

Additionally, consumer expectations regarding the quality, performance, and integrity of our products and services are high. Consumers may be critical of our brands, games, services, and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, we are subject to legal proceedings regarding workplace concerns, as described in Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and could become subject to additional, similar legal proceedings in the future. These legal proceedings have negatively impacted our public reputation and, as a result, some consumers have elected not to continue subscribing to one of our games, and existing and potential players may decide not to play our games in the future. Some existing sponsors, partners, and advertisers have also elected not to be associated with our brand due to this impact on our reputation, and others may so elect in the future. As another example, if we fail to create fun, fair, and safe playing environments, consumers may engage less with our games. All of this may negatively impact, and in the case of those legal proceedings is negatively impacting, our business.

Our products and services are complex software programs. We have quality controls in place to detect defects, “bugs,” or other errors in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. As such, these quality controls and preventative measures may not be effective, and at times have not been successful, in detecting all defects, bugs, or errors in our products and services before they have been released into the marketplace. Our games with online features are frequently updated, increasing the risk that a game may contain errors. If any of these issues occur, consumers may stop playing the game and may be less likely to return to the game as often in the future, which may negatively impact our business. If our games or services, such as our proprietary online gaming platform, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy.

Negative reactions to our products and services may not be foreseeable. We also may not effectively manage or respond to these negative perceptions for reasons within or outside of our control. We expect to continue to expend resources to address concerns with our products and services. Negative perceptions could arise despite our efforts, though, and may result in loss of engagement with our products and services, increased scrutiny from government bodies and consumer groups, and/or litigation, any of which could negatively impact our business.

Further, delays in product releases or disruptions following the commercial release of one or more new products have negatively impacted, and could in the future negatively impact, our business and reputation and could cause our results of operations to be materially different from expectations. Our ability to meet development schedules depends on numerous factors, some of which are outside of our control, including our ability to attract and retain qualified personnel, the time-intensive nature of creative processes, the coordination of large and often dispersed development teams, the complexity of our products and the platforms for which they are developed, and third-party approvals. If we fail to release our products in a timely manner, or if we are unable to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game, our business may be negatively impacted. For example, we are now planning for a later launch for our Overwatch 2 and Diablo IV titles than originally expected, which will delay the uplift to our results that we usually experience following the release of new titles. Any negative impact which occurs during key selling periods, particularly in the fourth quarter of the year, could be especially pronounced.

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

We are experiencing adverse effects related to concerns raised about our workplace.

As described below under “We are subject to legal proceedings regarding workplace concerns that have negatively affected our reputation” and in Note 22 to the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we are subject to legal proceedings regarding workplace concerns. The outcome of these matters remains uncertain, though such matters could be decided unfavorably to the Company and could have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

We are taking actions to address the concerns of employees and other key stakeholders and the adverse consequences to our business. We are experiencing, and are likely to continue to experience, adverse publicity regarding our Company and executives related to these matters. These matters are having a negative effect on the Company’s business and reputation. If we experience significantly reduced productivity, significant worker protests or strikes in regards to these matters, significant continued loss of sponsors, advertisers or players, or other negative consequences relating to these matters, our business could be materially adversely impacted. We cannot predict the duration and severity of these impacts, and we are continuing to carefully monitor all aspects of our business for such impacts and to take actions to address such concerns.

If we do not attract, retain, and motivate skilled personnel, we will be unable to effectively conduct our business.

Our success depends significantly on our ability to identify, attract, hire, retain, motivate, and utilize the abilities of qualified personnel which includes both our direct employees and talent from other employers such as consultants, agencies, and external developers. This particularly pertains to personnel with the specialized skills needed to create and deliver high‑quality, well‑received content upon which our business is substantially dependent, as well as to ensure business continuity in areas such as risk management, information security, human resources, and compliance. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills, all of which is magnified for us because of our leading position within the industry. We have observed labor shortages, increasing competition for talent, and increasing attrition. We are experiencing increased difficulty in attracting and retaining skilled personnel. For example, we observed a significantly higher turnover rate of our human resources function in 2021. Additionally, recent litigation involving the Company relating to workplace and employee concerns, as further discussed in this Part I, Item 1A “Risk Factors” and Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and related media attention can be expected to have an adverse effect on our ability to attract and retain employees and has resulted in work stoppages. If we are unable to attract additional qualified personnel or retain and utilize the services of key personnel, we can expect this would adversely affect our business.

If consumers prefer products from our competitors, our business may be negatively impacted.

Our competitors include very large corporations with significantly greater financial, marketing, and product development resources than we have—increasingly including technology companies entering, or expanding their investment in, interactive entertainment. Our larger competitors may be able to leverage their greater financial, technical, personnel, and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than we do. The proliferation of companies developing for mobile platforms creates similar risks.

Competitors may develop content that imitates or competes with our best‑selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high‑quality and well‑received games or new content for or enhancements to those games, if our marketing fails to resonate with our consumers, or if consumers lose interest in a genre of games we produce, our revenues and profit margins could decline. In addition, our own best‑selling products could compete with our other games, reducing sales for those other games. Further, a failure by us to develop a high‑quality product, or our development of a product that is otherwise not well‑received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well‑received. The increased importance of add-on content to our business amplifies these risks, as add-on content for poorly‑received games typically generates lower‑than‑expected sales. The increased demand for consistent new content releases for, and enhancements to, our products also requires a greater allocation of financial resources to those products.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model, and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are also responsible for a disproportionately high percentage of our profits. For example, in 2021, revenues associated with the Call of Duty, Candy Crush, and Warcraft franchises, collectively, accounted for approximately 82% of our net revenues—and a significantly higher percentage of our operating income. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, as has happened in the past with other popular franchises, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

We may be impacted by unionization or attempts to unionize by our workforce.

Our personnel may attempt, successfully or unsuccessfully, to form one or more unions. For example, at Raven Software, one of our studios, the Communications Workers of America has filed a petition to represent a unit of employees, and the National Labor Relations Board will oversee the election process, including a determination of the appropriate set of employees who would be included in any bargaining unit (and thus participate in the election on potential unionization). Work stoppages or strikes could occur within a unionized workforce. While none of our employees are currently unionized, several of our employees have engaged in a strike for one or more days, leading to a business impact. Further disruptions to our workforce could negatively impact our business and lead to delayed product and content releases as well as a potential impact on product quality.

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

The proportion of our revenues derived from digital distribution channels, as compared to traditional retail sales, continues to increase. The increased importance of digital online channels in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a game for a mobile platform, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console or PC. Further, some of the providers of the platforms through which we digitally distribute content are also publishers of their own content distributed on those platforms, and, therefore, a platform provider may give priority to its own products or those of our competitors.

We may be unable to effectively manage the scope and complexity of our business, including our expansion into new business models that are untested and into adjacent business opportunities with large, established competitors.

We have experienced significant growth in the scope and complexity of our business, including through acquisitions and the development of our esports, advertising, and consumer products businesses. Our future success depends, in part, on our ability to manage this expanded business and our aspirations for continued expansion and growth. We have dedicated resources both to new business models that are largely untested, as is the case with esports, and to adjacent business opportunities in which very large competitors have an established presence, as is the case with our advertising and consumer products businesses. We do not know to what extent our future expansions will be successful. Further, even if successful, our aspirations for growth in our core businesses and these adjacent businesses could create significant challenges for our management, operational, and financial resources. If not managed effectively, this growth could result in the over‑extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure by these new businesses or failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our core business. Further, the success of these new businesses is largely contingent on the success of our underlying franchises, and as such, delays in product releases or a decline in the popularity of a franchise may impact the success of the new businesses adjacent to that franchise.

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

Sony and Microsoft are also platform providers which control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our products. The control that these platform providers have over consumer access to our games, the fee structures and/or retail pricing for products and services for their platforms and online networks and the terms and conditions under which we do business with them could impact the availability of our products or the volume of purchases of our products made over their networks and our profitability. The networks provided by these platform providers are the exclusive means of selling and distributing our content on these platforms. Further, increased competition for limited premium “digital shelf space” has placed the platform providers in an increasingly better position to negotiate favorable terms of sale. If the platform provider establishes terms that restrict our offerings on its platform, significantly alters the financial terms on which these products or services are offered, or does not approve the inclusion of content on its platform, our business could be negatively impacted. We also derive significant revenues from distribution on third‑party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, which are also our direct competitors, and in some cases the exclusive means through which our content reaches gamers on those platforms, and most of the virtual currency we sell is purchased using these platform providers’ payment processing systems. These platforms also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms deny access to our games, modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service, or other policies (including fees), our business could be negatively impacted. Additionally, if these platform providers change how they label a game’s business model, such as free‑to‑play, change how they apply content ratings to a game, or change how the personal information of consumers is made available to developers, our business could be negatively impacted. These platform providers or their services may be unavailable or may not function as intended or may experience issues with their in‑app purchasing functionality. As has sometimes happened in the past, if any of these events occurs on a prolonged, or even short‑term, basis or other similar issues arise that impact players’ ability to access our games, access social features, or make purchases, it may result in lost revenues and otherwise negatively impact our business.

Our business is highly dependent on the success and availability of video game consoles manufactured by third parties, as well as our ability to develop commercially successful products for these consoles.

We derive a substantial portion of our revenues from the sale of products for play on video game consoles manufactured by third parties, such as Sony’s PS4 and PS5, Microsoft’s Xbox One and Series X, and Nintendo’s Switch. Sales of products for consoles accounted for 30% of our consolidated net revenues in 2021. The success of our console business is driven in large part by our ability to accurately predict which consoles will be successful in the marketplace and our ability to develop commercially successful products for these consoles. We also rely on the availability of an adequate supply of these video game consoles (which has been negatively impacted by supply chain issues) and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant.

Sony and Microsoft each launched next‑generation consoles in 2020. We have released titles that operate on these consoles, and we may continue to develop games for these new console systems. When next-generation consoles are announced or introduced into the market, consumers have typically reduced their purchases of game console entertainment software products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the game console entertainment software products we publish may decline until new platforms achieve wide consumer adoption. Console transitions may have a comparable impact on sales of add-on content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop, market, and operate titles for prior‑generation video game platforms, while also developing and supporting next‑generation platforms. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

The increasing importance of free‑to‑play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.

We are increasingly dependent on our ability to develop, enhance, and monetize free‑to‑play games, such as the games in our Candy Crush franchise, Hearthstone, Call of Duty: Warzone™, and Call of Duty: Mobile. As such, we are increasingly exposed to the risks of the free‑to‑play business model. For example, we may invest in the development of new free‑to‑play interactive entertainment products that are not successful in building and maintaining a significant player base, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, our business may be negatively impacted if: (1) we are unable to encourage new and existing consumers to purchase our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) our platform providers make it more difficult or expensive for players to purchase our virtual items; and/or (4) our free-to-play releases reduce sales of our other games.

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

A deterioration in relations between either us or the U.S. and any country in which we have significant operations or sales, or the implementation of government regulations in the U.S. or such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions or absolute prohibitions, that could have a negative impact on our business. For instance, to operate in China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in China in the future could have a negative impact on our business, as could delays in the approval process. Additionally, in the past, legislation has been implemented in China that has required modifications to our products and our business model to satisfy regulatory requirements, such as Chinese regulations that limit the number of hours per week children under the age of 18 can play video games. The future implementation of similar or new laws or regulations in China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products and our business model that are not cost‑effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. Changes in Chinese game approval procedures in 2018 have resulted in reduced rates of approval for games and unclear approval timeframes, making it uncertain as to if and when our new products will be approved for release in China. Further, the continued enforcement of regulations relating to mobile and other games with an online element in China could have a negative impact on our business in China.

The laws of some countries either do not protect our products, brands, and intellectual property to the same extent as the laws of the U.S. or are inconsistently enforced. Legal protection of our rights may be ineffective in countries with weaker intellectual property enforcement mechanisms. In addition, certain third parties have registered our intellectual property rights without authorization in foreign countries. Successfully registering such intellectual property rights could limit or restrict our ability to offer products and services based on such rights in those countries. Although we take steps to enforce and police our rights, our practices and methodologies may not be effective against all eventualities.

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

We are also subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, third‑party partners, representatives, or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti‑Bribery Act, or other similar anti‑bribery laws, as well as the 2017 U.K. Criminal Finances Act or other similar financial crime laws. While we have policies, procedures, and training for our employees, intended to secure compliance with these laws, our employees, contractors, third‑party partners, representatives, or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions.

The importance of retail sales to our business exposes us to the risks of that business model.

While the proportion of our revenues derived from traditional retail sales, as compared to revenue from digital distribution channels, continues to decline, retail sales remain important to our business. Such sales are made primarily on a purchase order basis without long‑term agreements or other forms of commitments, and due to the increased proportion of our revenue from digital distribution channels, our retail customers and distributors have generally been reducing the levels of inventory they are willing to carry. The loss of, or significant reduction in sales to, any of Activision’s principal retail customers or distributors, including digital distributors, could have adverse consequences.

We may not realize the expected benefits of our recent restructuring actions.

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. While we believe this plan enables us to provide better opportunities for talent, and greater expertise and scale over the long term, our ability to achieve the desired and anticipated benefits from the plan is subject to many estimates and assumptions. These estimates and assumptions are also subject to significant economic, competitive, and other uncertainties, some of which are beyond our control.

Additionally, there can be no assurance that our business will be more efficient or effective than prior to implementation of the plan, and we do not expect to realize significant net savings as a result of the plan as cost reductions in our selling, general and administrative activities are expected to be offset by increased investment in product development. Any of these consequences could negatively impact our business. In addition, there can be no assurance that additional plans will not be required or implemented in the future.

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

Our recurring business is subject to fluctuation, and we could see a decline in that portion of our business.

Our business model includes recurring revenue we deem recurring in nature, such as revenue from subscriptions for World of Warcraft. There is no guarantee that demand for this service will remain at current levels. Consumer demand has declined and fluctuated in the past, and could do so in the future. If consumers lose interest in our services; if we fail to adapt our services to changing markets, distribution channels, and business models; if we discontinue our services; if we, or third parties we rely on, experience network disruptions or outages; if our competitors offer more attractive services; if our advertising and marketing of our service fails; or if there is a general downturn in the market, revenues generated by this service may decline, which could negatively impact our business.

Our business may be harmed if our distributors, retailers, development, and licensing partners, or other third parties with whom we are affiliated are unable to honor their commitments or act in ways that put our brand at risk.

In many cases, our business partners and other third-party affiliates, which may include, among others, individuals or entities affiliated with the esports leagues we operate, are given access to sensitive and proprietary information or control over our intellectual property to provide services and support to our team. These third parties may misappropriate or misuse our information or intellectual property and engage in unauthorized use of it. Further, the failure of these third parties to provide adequate services and technologies or to adequately maintain or update their services and technologies could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business. At the same time, if the media, consumers, or employees raise any concerns about our actions vis-à-vis third parties including consumers who play our games, this could also damage our reputation or our business. Further, should we terminate our relationship with a third-party affiliate for any reason, we may experience interruptions in our business and incur costs as we transition to a new partner.

In developing our games, we rely on tools and technologies owned by third parties.

In developing our games, we often use tools and technologies owned by third parties. If entities that own tools and technologies we use are acquired by our competitors we may lose access to such resources. Further, third party tools and technologies we use might be “sunsetted” or modified in such a way that would require us to engineer a workaround. Such events could cause delays in our production schedule and we may incur time and cost as we acquire or develop alternative assets.

We use open source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open-source software in connection with some of the games and services we offer. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re‑engineer our games or products, discontinue distribution in the event re‑engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business. Additionally, the shared nature of open source software may increase the ability of cyber-attackers to discover and exploit vulnerabilities, which may increase the likelihood of a data breach, ransomware, network interruption, or other type of cyber-attack against us or against third parties who may use open source software, such as our platform partners or key vendors, any of which could negatively impact our business.

Our games may include undisclosed content or features. If our retailers refuse to sell such titles, or consumers refuse to purchase such titles, due to what they perceive to be objectionable undisclosed content, it could have a negative impact on our business.

Throughout the history of the interactive entertainment industry, many interactive software products have included hidden content and/or hidden gameplay features, some of which have been accessible through the use of in‑game codes or other technological means, that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. While publishers are required to disclose pertinent hidden content during the Entertainment Software Rating Board (the “ESRB”) ratings process, in a few cases, publishers have failed to disclose pertinent content, and the ESRB has required the recall of the game, changed the rating or associated content descriptors originally assigned to the product, required the publisher to change the game or game packaging and/or imposed fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their stores, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, some consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the Company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

Our results of operations or reputation may be harmed as a result of objectionable consumer- or other third-party‑created content.

Certain of our games and esports broadcasts support collaborative online features that allow consumers to communicate with one another and post narrative comments, in real time, that are visible to other consumers. Additionally, certain of our games allow consumers to create and share “user‑generated content” that is visible to other consumers. From time to time, objectionable and offensive consumer content may be distributed within our games and on our broadcasts through these features or to gaming websites or other sites or forums with online chat features or that otherwise allow consumers to post comments. Although we expend resources, and expect to continue to expend resources, to promote positive play, our efforts may not be successful due to scale, limitations of existing technologies, or other factors. We may be subject to lawsuits, governmental regulation or restrictions, and consumer backlash (including decreased sales and harmed reputation), as a result of consumers posting offensive content.

Additionally, we have begun to generate revenue through offering advertising within certain of our franchises and in connection with our esports broadcasts. The content of in‑game and esports broadcast advertisements may be created and delivered by third‑party advertisers without our pre‑approval, and, as such, objectionable content may be published in our games or during our esports broadcasts by these advertisers. This objectionable third-party‑created content may expose us to regulatory action or claims related to content, or otherwise negatively impact our business. We may also be subject to consumer backlash from comments made in response to postings we make on social media sites such as Facebook, YouTube, and Twitter.

We may experience outages, disruptions, or degradations in our services, products, and/or technological infrastructure.

The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems and those of our external service providers, including third-party “cloud” computing services. Our games and services are complex software products, and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these games and services is expensive and complex. The reliable delivery and stability of our products and services has been, and could in the future be, adversely impacted by outages, disruptions, failures, or degradations in our network and related infrastructure, as well as in the online platforms or services of key business partners that offer, support or host our products and services. The reliability and stability of our products and services has been affected by events outside of our control as well as by events within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and online demand for our products and services that exceeds the capabilities of our technological infrastructure.

If we or our external business partners were to experience an event that caused a significant system outage, disruption, or degradation or if a transition among data centers or service providers or an upgrade or maintenance session encountered unexpected interruptions, unforeseen complexity, or unplanned disruptions, our products and services may not be available to consumers or may not be delivered reliably and stably. As a result, our reputation and brand may be harmed, consumer engagement with our products and services may be reduced, and our revenue and profitability could be negatively impacted. We do not have redundancy for all our systems and many of our critical applications reside in only one of our data centers, which may make such an event more damaging to us.

As our digital business grows, we will require an increasing amount of internal and external technical infrastructure, including network capacity and computing power to continue to satisfy the needs of our players. We are investing, and expect to continue to invest, in our own technology, hardware, and software and the technology, hardware, and software of external service providers to support our business. It is possible that we may fail to scale effectively and grow this technical infrastructure to accommodate increased demands, which may adversely affect the reliable and stable performance of our games and services, therefore negatively impact our business.

Any cybersecurity‑related attack, significant data breach, fraudulent activity, or disruption of the information technology systems or networks on which we rely could negatively impact our business.

In the course of our day‑to‑day business, we and third parties operating on our behalf create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and sensitive and confidential information with respect to our customers, consumers, and employees. A malicious cybersecurity‑related attack, intrusion, or disruption by hackers (including through spyware, ransomware, viruses, phishing, denial of service, and similar attacks) or other breach of the systems (including harm or improper access due to error by employees or third parties who have authorized access) on which such source code and assets, account information (including personal information), and other sensitive data is stored could lead to piracy of our software, fraudulent activity, disclosure, or misappropriation of, or access to, our customers’, consumers’, or employees’ personal information, or our own business data. Such incidents could also lead to product code‑base and game distribution platform exploitation, should undetected viruses, spyware, or other malware be inserted into our products, services, or networks, or systems used by our consumers. We have implemented cybersecurity programs and the tools, technologies, processes, and procedures intended to secure our data and systems, and prevent and detect unauthorized access to, or loss of, our data, or the data of our customers, consumers, or employees. However, because these cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming platform could also disrupt the operation of such game or platform. If we are subject to cybersecurity breaches, or a security‑related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage. Additionally, although we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by cyberbreaches or system or network disruptions, and it is uncertain whether we will be able to maintain our current level of coverage in the future. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, like individual claims and regulatory investigations and actions, including fines, especially if there is loss, disclosure, or misappropriation of, or access to, our customers’ personal information or other sensitive information, or there is otherwise an intrusion into our customers’ privacy.

Additionally, many of our games include virtual economies, comprising virtual currencies and assets, which are subject to fraud, exploitation, and abuse. In-game exploits and the use of automated or other fraudulent practices to generate virtual currency or assets illegitimately can detract from players’ enjoyment of our games and can cause loss of revenue and harm to our reputation. Further, the measures we take to remedy abuse and protect against future fraudulent actions can be costly and time-consuming and may negatively impact our operations and financial outlook.

Significant disruption during our live events may adversely affect our business.

We, as well as the teams in the esports leagues we operate, host live events each year, many of which are attended by a large number of people. There are many risks that are inherent in large gatherings of people, including actual or threatened terrorist attacks or other acts of violence, fire, explosion, protests, and riots, and other safety or security issues, any one of which could result in injury or death to attendees and/or damage to the facilities at which such an event is hosted. While we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by such an event. Moreover, if there were a public perception that the safety or security measures are inadequate at the events we host or events hosted by teams in the esports leagues we operate, whether or not the case, it could result in reputational damage and a decline in future attendance at events hosted by us or those teams. Any one of these things could harm our business.

Catastrophic events may disrupt our business.

Our corporate headquarters and our primary corporate data center are located in the Los Angeles, California area, which is near a major earthquake fault. A major earthquake or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, impacts the health and safety of our employees or the employees of third-party affiliates and the regulatory agencies we rely on, or otherwise prevents us from conducting our normal business operations, could require significant expenditures to resume operations and negatively impact our business. While we maintain insurance coverage for some of these events, the potential liabilities associated with such events could exceed the insurance coverage we maintain. Further, our system redundancy may be ineffective or inadequate to protect us against such events. Any such event could also limit the ability of retailers, distributors, or our other customers to sell or distribute our products.

Climate change may have an impact on our business.

Risks related to climate change are increasing in both impact and type. We do not expect significant near-term impacts to our operations as a result of climate change, but long-term impacts remain unknown. There may be business or operational risk due to the significant impacts that climate change could pose to our employees’ lives, consumers’ lives, our supply chain, or other operational disruptions from climate change-related weather events. In addition, rapidly changing customer and regulatory requirements, along with stakeholder expectations, to reduce carbon emissions and otherwise to reduce our environmental footprint could increase our costs of operations to comply or present a risk of loss of business if we are not able to meet those requirements.

Provisions in our corporate documents and Delaware state law could delay or prevent a change of control.

Our Fifth Amended and Restated Bylaws contain a provision regulating the ability of shareholders to bring matters for action before annual and special meetings. The regulations on shareholder action could make it more difficult for any person seeking to acquire control of the Company to obtain shareholder approval of actions that would support this effort. In addition, our Third Amended and Restated Certificate of Incorporation authorizes the issuance of so‑called “blank check” preferred stock. This ability of our Board of Directors to issue and fix the rights and preferences of preferred stock could effectively dilute the interests of any person seeking control or otherwise make it more difficult to obtain control.

Regulatory and Legal Risks

We are subject to legal proceedings regarding workplace concerns that have negatively affected our reputation.

As described in Note 22 to the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in July 2021, the California Department of Fair Employment and Housing (the “DFEH”) filed a complaint against Activision Blizzard, Blizzard Entertainment, and Activision Publishing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The Company is separately awaiting court approval of a consent decree with the EEOC settling claims against the Company regarding certain employment practices, while the DFEH has objected to the consent decree. The Company has also been named as a defendant in a shareholder class action and a nominal defendant in shareholder derivative actions involving allegations similar to those alleged in the foregoing matters and is cooperating in an investigation with the SEC with respect to its disclosures on employment matters and related issues. The outcome of these matters remains uncertain, and we could become subject to additional, similar legal proceedings in the future. If such matters are decided unfavorably to the Company, they could have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

These legal proceedings have negatively impacted our public reputation and, as a result, some consumers have elected not to continue subscribing to one or more of our games, and existing and potential players may decide not to play our games in the future. Some existing sponsors, partners, and advertisers have also elected not to be associated with our brand due to this impact on our reputation, and others may so elect in the future. The outcome of these matters remains uncertain, though such matters could be decided unfavorably to the Company and could have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

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

The video game industry continues to evolve, and new and innovative business opportunities are often subject to new attempts at regulation. As such, legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which we, and other industry participants, may offer content and features, and distribute and advertise our products. These laws, regulations, and investigations are related to protection of minors, gambling, screen time, business models, consumer privacy, cybersecurity, data protection, accessibility, advertising, taxation, payments, intellectual property, distribution, and antitrust, among others.

For example, many foreign countries have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced at one time or another at the federal and state levels in the U.S., including legislation that attempts to impose additional taxes based on content). In addition, certain jurisdictions have laws that restrict or prohibit marketing or distribution of interactive entertainment software products with random digital item mechanics, which some of our online games and services include, or subject such products to additional regulation and oversight, such as reporting to regulators, mandatory disclosure to consumers of item drop rates, and higher age ratings for products that contain such mechanics.

We are also subject to laws in a number of jurisdictions concerning the operation and offering of tournaments and games, many of which are still evolving and could be interpreted in ways that could harm our business. Certain jurisdictions also have laws that restrict or prohibit certain types of esports tournament structures. These laws may have an impact on our ability to offer certain esports competitions and/or to offer consumers of our online and casual games various types of contests and promotional opportunities.

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

Consumers play certain of our games online using our own distribution platforms, including Blizzard Battle.net, third‑party platforms and networks, through online social platforms, and on mobile devices. We collect and store information about our consumers, including consumers who play these games. In addition, we collect and store information about our employees. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information, including the E.U.’s General Data Protection Regulation (the “GDPR”), the U.S. Children’s Online Privacy Protection Act, which regulates the collection, use, and disclosure of personal information from children under 13 years of age, the California Consumer Privacy Act, and China’s Personal Information Protection Law, among others. Failure to comply with any of these laws or regulations may increase our costs, subject us to expensive and distracting government investigations, result in substantial fines, and other punitive measures, including restricting or prohibiting the sale of our products, or result in lawsuits and claims against us to the extent these laws include a private right of action.

Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future and may be inconsistent from jurisdiction to jurisdiction. For example, the E.U. and China have taken a broader view than the U.S. and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy and protection regulations, including those imposed under the GDPR. The U.S. government, including the Federal Trade Commission and the Department of Commerce, various U.S. state governments, and other various national and local governments are continuing to review the need for greater regulation over the collection, sharing, use, or sale of personal information and information about consumer behavior on the Internet and on mobile devices. Complying with emerging and changing laws could require us to incur substantial costs or impact our approach to operating and marketing our games. Due to the rapidly changing nature of these data privacy protection laws, there is not always clear guidance from the respective governments and regulators regarding the interpretation of the law, which may create the risk of an inadvertent violation. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers and external data processors to assist us in ensuring compliance with these various types of regulations, and a violation by one of these third parties may also subject us to government investigations and result in substantial fines.

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

Our console and PC games are subject to ratings by the ESRB, a self‑regulatory body based in the U.S. that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity, or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain third parties use other ratings systems. For example, Apple uses a proprietary “App Rating System” and certain online stores, including Google Play, use the International Age Rating Coalition (“IARC”) rating system, whereby ratings are assigned in participating regions through a single application. If we are unable to obtain the ratings we have targeted for our products, it could have a negative impact on our business. In some instances, we may be required to modify our products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product or may prevent its sale altogether in certain territories. Further, if one of our games is “re‑rated” for any reason, a ratings organization could require corrective actions, which could include a recall, retailers could refuse to sell it and demand that we accept the return of any unsold or returned copies or consumers could demand a refund for copies previously purchased.

Additionally, retailers may decline to sell, and/or consumers may decline to buy, interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses, whether because a product received a certain rating by the ESRB or other content rating system, or otherwise. If retailers decline to sell our products or consumers decline to buy them based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material, or other generally objectionable content, we might be required to modify particular titles or forfeit the revenue opportunity of selling such titles.

Financial and Economic Risks

Changes in tax rates and/or tax laws or exposure to additional tax liabilities could negatively impact our business.

Our income tax liability and effective tax rate could be adversely affected by a variety of factors, including changes in our business, the mix of earnings in countries with differing statutory tax rates, changes in tax laws or tax rulings, changes in interpretations of existing laws, or developments in tax examinations or investigations. Any of these factors could have a negative impact on our business or require us to change the manner in which we operate our business. The tax regimes we are subject to, or operate under, are unsettled and may be subject to significant change. Furthermore, tax authorities may choose to examine or investigate our tax reporting or tax liability, including under transfer pricing or permanent establishment theories. These proceedings may lead to adjustments or proposed adjustments to our income taxes or provisions for uncertain tax positions. Additionally, a number of countries, including the U.S., have been pursuing fundamental changes to the tax laws applicable to multinational companies like us, including changing the U.S. taxation of non-U.S. income, developing new global OECD guidelines, and enacting revenue-based taxes on digital services. If these developments lead to enacted policy changes, it may have an adverse impact on our income tax expense and could negatively impact our business.

Fluctuations in currency exchange rates could negatively impact our business.

We transact business in various currencies other than the U.S. dollar and have significant international sales and expenses denominated in currencies other than the U.S. dollar, subjecting us to currency exchange rate risks. A substantial portion of our international sales and expenses are denominated in local currencies, which could fluctuate against the U.S. dollar. Since we have significant international sales but incur the majority of our costs in the U.S., the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We have, in the past, utilized currency derivative contracts to hedge certain foreign exchange exposures and managed these exposures with natural offsets. However, there can be no assurance that we will continue our hedging programs, or that we will be successful in managing exposure to currency exchange rate risks whether or not we do so.

Our reported financial results could be significantly impacted by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have affected, and could further significantly affect, the way we report revenues related to our products and services. We recognize a majority of the revenues from video games that include an online service on a deferred basis over an estimated service period for such games. In addition, we defer the cost of revenues of those products. Further, as we increase our add-on content and add new features to our online services, our estimate of the service period may change, and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand, and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and income taxes, could have a significant impact on our reported net revenues, net income, and earnings per share under generally accepted accounting principles in the U.S. in any given period.

The insolvency or business failure of any of our business partners could negatively impact us.

Our sales, whether digital or retail, are concentrated in a small number of large customers, which makes us more vulnerable to collection risk if one or more of these large customers becomes unable to pay for our products or seeks protection under the bankruptcy laws. Retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. Challenging economic conditions may impair the ability of our customers to pay for products they have purchased and, as a result, our reserves for doubtful accounts and write‑off of accounts receivable could increase and, even if increased, may turn out to be insufficient. While we have insurance to protect against a customer’s bankruptcy, insolvency, or liquidation, this insurance typically contains a significant deductible and co‑payment obligation and does not cover all instances of non‑payment. Further, a payment default or the insolvency or business failure of, other types of business partners could result in disruptions to the manufacturing or distribution of our products or the cancellation of contractual arrangements that we consider to be favorable and could negatively impact our business. In addition, having such a large portion of our total net revenues concentrated in a few customers reduces our negotiating leverage with these customers.

Because purchases of our products and services are discretionary spending, if general economic conditions decline, demand for our products and services could decline.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal corporate and administrative offices and our Activision segment’s headquarters are located in Santa Monica, California. Our Activision segment also leases office space for development studio personnel throughout the U.S., primarily in California, New York, and Wisconsin. We also lease office space in Irvine, CA for our Blizzard segment’s headquarters, which include administrative and development studio space. We lease office space in London, United Kingdom for our King segment’s headquarters, as well as office space for additional administrative and development studio space in Stockholm, Sweden and Barcelona, Spain.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI”. At February 18, 2022, there were 1,482 holders of record of our common stock.

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

The following graph and table compare the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the RDG Technology Composite Index. The graph and table assume that $100 was invested on December 31, 2016, and that dividends were reinvested daily. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Activision Blizzard, Inc.
Nasdaq Composite
S&P 500
RDG Technology Composite

Fiscal year ending December 31:	12/16	12/17	12/18	12/19	12/20	12/21
Activision Blizzard, Inc.	$100.00	$176.41	$130.41	$167.75	$263.83	$189.96
Nasdaq Composite	100.00	129.64	125.96	172.17	249.51	304.85
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
RDG Technology Composite	100.00	137.44	141.58	210.04	311.64	400.39

Cash Dividends

We have paid a dividend annually since 2010. Below is a summary of cash dividends paid over the past three fiscal years, along with the dividend most recently declared by the Board of Directors that will be paid in May 2022:

Year	Per Share Amount	Record Date	Dividend Payment Date
2022	$0.47	4/15/2022	5/6/2022
2021	$0.47	4/15/2021	5/6/2021
2020	$0.41	4/15/2020	5/6/2020
2019	$0.37	3/28/2019	5/9/2019

Future dividends will depend upon our earnings, financial condition, cash requirements, anticipated future prospects, and other factors deemed relevant by our Board of Directors. There can be no assurances that dividends will be declared in the future.

Under the Merger Agreement, we may declare and pay one regular cash dividend not to exceed $0.47 per common share and consistent with the declaration, record, and payment date of our dividend from our most recent fiscal year. On February 3, 2022, our Board of Directors declared the regular cash dividend of $0.47 per common share permitted under the terms of the Merger Agreement, payable on May 6, 2022, to shareholders of record at the close of business on April 15, 2022. We may not declare, set aside, authorize, establish a record date for, or pay any further dividend or other distribution (whether in cash, shares, or property or any combination thereof) in respect of any shares of capital stock or other equity or voting interest, or make any other actual, constructive, or deemed distribution in respect of the shares of capital stock or other equity or voting interest, without obtaining Microsoft's approval (which may not be unreasonably withheld, conditioned, or delayed).

Issuer Purchase of Equity Securities

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. To date, we have not repurchased any shares under this program and are restricted from making any repurchases during the period between the execution of the Merger Agreement and the effective time of the Merger without obtaining Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed).

On January 31, 2019, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $1.5 billion of our common stock during the two-year period from February 14, 2019 until the earlier of February 13, 2021 and a determination by the Board of Directors to discontinue the repurchase program. We did not repurchase any shares under this program.

Item 6.    [RESERVED]

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

Merger Agreement

On January 18, 2022, we entered into the Merger Agreement with Microsoft and Merger Sub, in which we agreed to be acquired for $95.00 in cash per Share. Pursuant to the terms of the Merger Agreement, our acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Microsoft.

Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, at the Effective Time, each Share (other than Shares (1) held by the Company as treasury stock (excluding certain Shares held by a wholly owned subsidiary of the Company, which shares will remain outstanding and unaffected by the Merger), (2) owned by Microsoft or Merger Sub, (3) owned by any direct or indirect wholly owned subsidiary of Microsoft or Merger Sub or (4) held by stockholders who have neither voted in favor of adoption of the Merger Agreement nor consented thereto in writing and who have properly and validly exercised their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law, in each case, immediately prior to the Effective Time) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $95.00 in cash, without interest.

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to us receiving stockholder approval of the Merger, or termination by Microsoft upon a Company Board Recommendation Change (as defined in the Merger Agreement), in each case, if certain other conditions are met. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to (1) $2.0 billion if the termination notice is provided prior to January 18, 2023, (2) $2.5 billion if the termination notice is provided after January 18, 2023, and prior to April 18, 2023, or (3) $3.0 billion if the termination notice is provided at any time after April 18, 2023.

The consummation of the Merger is subject to customary closing conditions, including, among others, (1) the approval and adoption of the Merger Agreement by our stockholders, (2) the absence of any court order or law prohibiting (or seeking to prohibit) the consummation of the Merger, (3) the termination or expiration of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and specified approvals under certain other antitrust and foreign investment laws, subject to certain limitations, (4) compliance by us and Microsoft in all material respects with our respective obligations under the Merger Agreement, and (5) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Microsoft, respectively, as of the signing date and the closing date.

Employment Matters

We are subject to legal proceedings regarding our workplace and are experiencing adverse effects related to these proceedings and to concerns raised about our workplace. For information about these matters, see Part I, Item 1A “Risk Factors” and Note 22 to the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally-developed intellectual properties.

(i) Activision Publishing, Inc.

Activision delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product franchise is Call of Duty, a first-person action franchise. Activision also includes the activities of the Call of Duty League, a global professional esports league with city-based teams.

(ii) Blizzard Entertainment, Inc.

Blizzard delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: Warcraft, which includes World of Warcraft, a subscription-based massive multi-player online role-playing game and Hearthstone, an online collectible card game based in the Warcraft universe; Diablo, an action role-playing franchise; and Overwatch, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on mobile platforms. King’s key product franchise is Candy Crush™, a “match three” franchise.

Other

We also engage in other businesses that do not represent reportable segments, including our Distribution business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

2021 financial highlights included:

•consolidated net revenues increased 9% to $8.8 billion and consolidated operating income increased 19% to $3.3 billion, as compared to consolidated net revenues of $8.1 billion and consolidated operating income of $2.7 billion in 2020;

•diluted earnings per common share increased 22% to $3.44, as compared to $2.82 in 2020; and

•cash flows from operating activities were approximately $2.4 billion, an increase of 7%, as compared to $2.3 billion in 2020.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the year ended December 31, 2021, include a net effect of $449 million and $347 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

The percentage of our consolidated net revenues that are recognized from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Years Ended December 31,
	2021	2020
Point-in-time (1)	14%	16%
Over-time and other (2)	86%	84%

(1)Revenue recognized at a “point-in-time” is primarily comprised of the portion of revenue from software products that is recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business.

(2)Revenue recognized “over-time and other revenue” is primarily comprised of revenue associated with the online functionality of our games, in-game purchases, and subscriptions.

2021 Content Release and Event Highlights

Throughout the year we regularly release new content through seasonal and live services updates within our franchises, including Call of Duty, Candy Crush, and Warcraft. In addition to these updates, notable game releases during 2021 included:

•Activision’s Call of Duty: Vanguard;

•Activision’s Call of Duty: Warzone Pacific;

•Blizzard’s World of Warcraft: Burning Crusade Classic™;

•Blizzard’s Hearthstone: Mercenaries; and

•Blizzard’s Diablo II: Resurrected™, a remastered version of the original action role-playing game title Diablo II.

Summary of Title Release Dates

Below is a summary of release dates for titles that are discussed throughout our analysis for our operating metrics, our consolidated results, and operating segment results.

Title	Release Date
Call of Duty: Vanguard	November 2021, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Vanguard Season 1 content and Call of Duty: Warzone Pacific on December 8, 2021.
Call of Duty: Black Ops Cold War	November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020 through December 8, 2021.
Crash Bandicoot™ 4: It’s About Time	October 2020.
Tony Hawk’s™ Pro Skater™ 1 + 2	September 2020.
Call of Duty: Modern Warfare	October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone from its release in March 2020 through December 16, 2020.
Call of Duty: Mobile	October 2019.
Crash™ Team Racing Nitro-Fueled	June 2019.
Call of Duty: Black Ops 4	October 2018.
Diablo II: Resurrected	September 2021.
World of Warcraft: Burning Crusade Classic	June 2021.
World of Warcraft: Shadowlands	November 2020.

International Sales

International sales are a fundamental part of our business. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Net revenues from international sales accounted for approximately 51%, 52%, and 54% of our total consolidated net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of our net revenues from foreign countries are generated by consumers in Australia, Canada, China, France, Germany, Italy, Japan, South Korea, and the U.K. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in foreign currency exchange rates and changes in local economies.

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Years Ended December 31,		Increase (Decrease)
	2021	2020
Net bookings	$8,354	$8,419	$(65)
In-game net bookings	$5,100	$4,852	$248

Net bookings

The decrease in net bookings for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to:

•a $464 million decrease in Activision net bookings, driven by lower net bookings from (1) Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, (2) Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare, (3) Tony Hawk’s Pro Skater 1 + 2, and (4) Crash Bandicoot 4: It’s About Time, partially offset by higher net bookings from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4 and Call of Duty: Mobile; and

•a $78 million decrease in Blizzard net bookings, driven by lower net bookings from World of Warcraft, partially offset by higher net bookings from Diablo II: Resurrected.

The decrease in net bookings was partially offset by a $416 million increase in King net bookings, driven by higher net bookings from in-game player purchases and advertising, primarily in the Candy Crush franchise.

In-game net bookings

The increase in in-game net bookings for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a $265 million increase in King in-game net bookings, driven by the Candy Crush franchise.

This increase was partially offset by a $18 million decrease in Activision in-game net bookings, with lower in-game net bookings from (1) Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare, and (2) Call of Duty: Vanguard, as compared to Call of Duty: Black Ops Cold War, being largely offset by higher in-game net bookings from Call of Duty: Mobile and Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

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

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Activision	107	119	127	150	128
Blizzard	24	26	26	27	29
King	240	245	255	258	240
Total	371	390	408	435	397

Average MAUs decreased by 19 million, or 5%, for the three months ended December 31, 2021, as compared to the three months ended September 30, 2021. The decrease was primarily due to lower average MAUs for Activision, primarily driven by the Call of Duty franchise.

Average MAUs decreased by 26 million or 7% for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The decrease was primarily due to lower average MAUs for Activision, primarily driven by the Call of Duty franchise.

Management’s Overview of Business Trends

Impacts of the Global COVID-19 Pandemic

Refer to the “Impacts of the Global COVID-19 Pandemic” section under Part I, Item 1 “Business” for discussion on the impacts of COVID-19 on our business.

Interactive Entertainment Growth

Our business participates in the global interactive entertainment industry. Games have become an increasingly popular form of entertainment, and we estimate, based on consumer spending, that the total industry has grown, on average, 10% annually from 2018 to 2021. The industry continues to benefit from additional players entering the market as interactive entertainment becomes more commonplace across age groups and as more developing regions gain access to this form of entertainment.

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

In addition, the free-to-play business model, which allows players to try a new game with no upfront cost, has begun to receive broader acceptance on PC and console platforms. This provides opportunities for us to increase the reach of our franchises through free-to-play offerings, which, in turn, provides opportunities to further drive player investment, as was seen with our Call of Duty: Warzone release in March 2020, and continuous content updates including the release of a completely new map with the launch of Call of Duty: Warzone Pacific.

Concentration of Sales Among the Most Popular Franchises

The top titles in the industry are also becoming more consistent as players and revenues concentrate more heavily in established franchises.

A significant portion of our revenues historically has been derived from video games based on a few popular franchises, and these video games have also been responsible for a disproportionately higher percentage of our profits. For example, in 2021, the Call of Duty, Candy Crush, and Warcraft franchises, collectively, accounted for 82% of our consolidated net revenues—and a significantly higher percentage of our operating income.

In addition to investing in new content for our top franchises, with the aim of releasing such content more frequently, we are continually exploring additional ways to expand those franchises, such as our release of Activision’s Call of Duty: Warzone. Additionally, we have been increasing our development efforts to focus on expanding our franchises to mobile platforms, as demonstrated by the release of Call of Duty: Mobile and our recent release of Crash Bandicoot: On the Run! in March 2021, as well as our plans for Diablo Immortal™ , which is currently in development.

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

Opportunities to Expand Franchises Outside of Games

Our fans spend significant time engaging in our franchises and investing through purchases of our game content, including full games and in-game content. Given the passion our players have for our franchises, we believe there are emerging opportunities to drive additional engagement and investment in our franchises through adding non-gaming experiences within games or by adding ways to engage outside of games, such as with our Overwatch and Call of Duty esports leagues. Our efforts to build these adjacent opportunities are still relatively nascent and have experienced negative impacts from COVID-19 on their growth.

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

Additionally, refer to the “Our People” section under Part I, Item 1 “Business” for discussion on Activision Blizzard’s initiatives and focus on our employees, including anticipated future investments to achieve our diversity aspirations. See also Part I, Item 1A “Risk Factors” and Note 22 to the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent employment matters affecting the Company.

Upcoming Content Releases

As previously announced, we are now planning for a later launch for our Overwatch 2 and Diablo IV titles than originally expected in order to provide the development teams the extra time they need to deliver the experiences that their communities deserve, and to set the franchises up for success over a multi-year period. As a result, we will not have the financial uplift that we had expected in 2022 from the release of these two titles. Additionally, as previously announced, Blizzard’s mobile title based on the Diablo franchise, Diablo Immortal, is now anticipated to release in 2022 and recently completed public testing in February 2022. In the second half of 2022, we also plan to release the next premium title in our Call of Duty franchise. In addition, throughout the year we expect to deliver ongoing content for our various franchises, including continued in-game content for Call of Duty: Vanguard, which includes seasonal content updates for Call of Duty: Warzone, seasonal content updates for Call of Duty: Mobile, substantial new content for key Blizzard franchises, and continued releases of content, features, and services across King’s portfolio with an ongoing focus on the Candy Crush franchise. We will also continue to invest in opportunities that we think have the potential to drive our growth over the long-term, including continuing to build on our advertising initiatives and investments in mobile titles.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Years Ended December 31,
	2021		2020
Net revenues
Product sales	$2,311	26%	$2,350	29%
In-game, subscription, and other revenues	6,492	74	5,736	71
Total net revenues	8,803	100	8,086	100

Costs and expenses
Cost of revenues—product sales:
Product costs	649	28	705	30
Software royalties, amortization, and intellectual property licenses	346	15	269	11
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,215	19	1,131	20
Software royalties, amortization, and intellectual property licenses	107	2	155	3
Product development	1,337	15	1,150	14
Sales and marketing	1,025	12	1,064	13
General and administrative	788	9	784	10
Restructuring and related costs	77	1	94	1
Total costs and expenses	5,544	63	5,352	66

Operating income	3,259	37	2,734	34
Interest and other expense (income), net	95	1	87	1
Loss on extinguishment of debt (1)	—	—	31	—
Income before income tax expense	3,164	36	2,616	32
Income tax expense	465	5	419	5
Net income	$2,699	31%	$2,197	27%

(1)     Represents the loss on extinguishment of debt we recognized in connection with our debt financing activities during the year ended December 31, 2020.

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Years Ended December 31,
	2021	2020	Increase/ (decrease)	% Change
Consolidated net revenues	$8,803	$8,086	$717	9%
In-game net revenues (1)	$5,266	$4,571	$695	15%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Consolidated net revenues

The increase in consolidated net revenues for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily driven by an increase in revenues of $1.3 billion due to higher revenues from:

•the Candy Crush franchise;

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile;

•Diablo II: Resurrected; and

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands and World of Warcraft: Burning Crusade Classic.

This increase was partially offset by a decrease in revenues of $331 million due to lower revenues from:

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare;

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•Tony Hawk’s Pro Skater 1 + 2; and

•Crash Bandicoot 4: It’s About Time.

The remaining net decrease in revenues of $288 million was driven by various other franchises and titles.

In-game net revenues

The increase in in-game net revenues for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily driven by an increase in in-game net revenues of $924 million due to higher in-game net revenues from:

•Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4;

•the Candy Crush franchise;

•Call of Duty: Mobile; and

•World of Warcraft.

This increase was partially offset by a decrease in in-game net revenues of $120 million due to lower in-game net revenues from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

The remaining net decrease in in-game net revenues of $109 million was driven by various other franchises and titles.

Operating Segment Results

We have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense (including liability awards accounted for under ASC 718); amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

The Company has been reviewing its overall compensation structure and philosophy and began implementing changes to its compensation payments for 2021, primarily to enhance equity ownership for employees and bring our employee equity compensation more in line with the current industry practice. As an aspect of this change, the Company determined to settle amounts not yet paid as of December 31, 2021 under its annual performance plans in stock as opposed to cash and further to provide such incentives, to eligible employees, at no less than target performance without regard to whether target performance was achieved, resulting in a year-end share-based compensation liability of $194 million. The changes during the three months ended December 31, 2021 resulted in $160 million of expense related to achievement against 2021 performance targets that would have otherwise been included in our reportable segment operating income to instead be excluded from our 2021 operating income as it is now part of share-based compensation, accounted for as a liability under ASC 718. The changes increased our Activision, Blizzard, King and non-reportable segment operating income by $43 million, $25 million, $65 million, and $27 million, respectively, for the three months and year ended December 31, 2021. In addition, going forward, to the extent certain of our previously cash-based bonus programs are instead issued as time-based equity or settled via equity, such amounts will be recorded as share-based compensation and will be excluded from segment operating income.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on the reportable segment net revenues and segment operating income is presented below (amounts in millions):

	For the Year Ended December 31, 2021				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,478	$1,733	$2,580	$7,791	$(464)	$(61)	$416	$(109)
Intersegment net revenues (1)	—	94	—	94	—	(17)	—	(17)
Segment net revenues	$3,478	$1,827	$2,580	$7,885	$(464)	$(78)	$416	$(126)

Segment operating income	$1,667	$698	$1,140	$3,505	$(201)	$5	$283	$87

	For the Year Ended December 31, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,942	$1,794	$2,164	$7,900
Intersegment net revenues (1)	—	111	—	111
Segment net revenues	$3,942	$1,905	$2,164	$8,011

Segment operating income	$1,868	$693	$857	$3,418

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Year Ended December 31,
	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$7,885	$8,011
Revenues from non-reportable segments (1)	563	519
Net effect from recognition (deferral) of deferred net revenues (2)	449	(333)
Elimination of intersegment revenues (3)	(94)	(111)
Consolidated net revenues	$8,803	$8,086

Reconciliation to consolidated income before income tax expense:
Segment operating income	$3,505	$3,418
Operating income (loss) from non-reportable segments (1)	2	(55)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	347	(238)
Share-based compensation expense (4)	(508)	(218)
Amortization of intangible assets	(10)	(79)
Restructuring and related costs (Note 17)	(77)	(94)
Consolidated operating income	3,259	2,734
Interest and other expense (income), net	95	87
Loss on extinguishment of debt	—	31
Consolidated income before income tax expense	$3,164	$2,616

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

(4)Expenses related to share-based compensation, including liability awards accounted for under ASC 718. Refer to Note 16.

Segment Results

Activision

The decrease in Activision’s segment net revenues and operating income for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare;

•Tony Hawk’s Pro Skater 1 + 2; and

•Crash Bandicoot 4: It’s About Time.

This decrease in segment net revenues was partially offset by higher revenues from:

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4; and

•Call of Duty: Mobile.

The decrease in Activision’s segment operating income, driven by the overall decrease in segment net revenues, was partially offset by:

•lower cost of revenues, driven by lower software amortization and royalties for Call of Duty: Vanguard, as compared to Call of Duty: Black Ops Cold War, as well as for Tony Hawk’s Pro Skater 1 + 2 and Crash Bandicoot 4: It’s About Time;

•lower sales and marketing costs, primarily for the Call of Duty franchise and Crash Bandicoot 4: It’s About Time; and

•lower product development costs driven by lower personnel costs due to changes made to our compensation payments for 2021, as previously noted above, resulting in the costs for certain 2021 personnel bonuses being excluded from 2021 operating income, as they are now part of share-based compensation.

Blizzard

The decrease in Blizzard’s segment net revenues for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to lower revenues from World of Warcraft; partially offset by higher revenues from Diablo II: Resurrected.

Blizzard’s segment operating income was comparable to 2020, as the impact of lower segment net revenues and higher product development costs to support game development efforts were offset by:

•lower cost of revenues, driven by lower software amortization and royalties for World of Warcraft: Shadowlands, partially offset by higher software amortization and royalties for Diablo II: Resurrected;

•lower marketing costs, driven by lower marketing costs for World of Warcraft and Hearthstone, partially offset by higher marketing costs for Diablo II: Resurrected; and

•lower personnel costs due to changes made to our compensation payments for 2021, as previously noted above, resulting in the costs for certain 2021 personnel bonuses being excluded from 2021 operating income, as they are now part of share-based compensation.

King

The increase in King’s segment net revenues and operating income for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher revenues from in-game player purchases and advertising, primarily in the Candy Crush franchise.

In addition, the increase in King’s segment operating income was driven by:

•lower personnel costs due to changes made to our compensation payments for 2021, as previously noted above, resulting in the costs for certain 2021 personnel bonuses being excluded from 2021 operating income, as they are now part of share-based compensation; and

•higher insurance claim proceeds primarily relating to a network outage which occurred in 2018 from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games.

These increases in King’s segment operating income were partially offset by:

•higher sales and marketing costs, primarily for the Candy Crush franchise; and

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases.

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $100 million and $61 million on Activision Blizzard’s segment net revenues for the years ended December 31, 2021 and 2020, respectively, in each case as compared to the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Year Ended December 31,
	2021	2020	Increase/ (decrease)	% Change
Net revenues by distribution channel:
Digital online channels (1)	$7,663	$6,658	$1,005	15%
Retail channels	479	741	(262)	(35)
Other (2)	661	687	(26)	(4)
Total consolidated net revenues	$8,803	$8,086	$717	9

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher revenues from:

•in-game player purchases and advertising in the Candy Crush franchise;

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4;

•Call of Duty: Mobile;

•Diablo II: Resurrected; and

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands and World of Warcraft: Burning Crusade Classic.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to lower revenues from:

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare;

•Crash Bandicoot 4: It’s About Time;

•Crash Team Racing Nitro-Fueled; and

•Tony Hawk’s Pro Skater 1 + 2.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Year Ended December 31,
	2021	2020	Increase/ (decrease)	% Change
Net revenues by platform:
Console	$2,637	$2,784	$(147)	(5)%
PC	2,323	2,056	267	13
Mobile and ancillary (1)	3,182	2,559	623	24
Other (2)	661	687	(26)	(4)
Total consolidated net revenues	$8,803	$8,086	$717	9

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform-specific game-related revenues, such as standalone sales of toys and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

The decrease in net revenues from the console platform for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to lower revenues from:

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare;

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•Tony Hawk’s Pro Skater 1 + 2; and

•Crash Bandicoot 4: It’s About Time.

The decrease was partially offset by higher revenues from Call of Duty: Modern Warfare, as compared to Call of Duty: Black Ops 4.

PC

The increase in net revenues from the PC platform for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher revenues from:

•World of Warcraft, which includes the release of World of Warcraft: Shadowlands and World of Warcraft: Burning Crusade Classic;

•Diablo II: Resurrected; and

•Call of Duty: Modern Warfare as compared to Call of Duty: Black Ops 4.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher revenues from:

•in-game player purchases and advertising in the Candy Crush franchise; and

•Call of Duty: Mobile.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Year Ended December 31, 2021	% of associated net revenues	Year Ended December 31, 2020	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$649	28%	$705	30%	$(56)
Software royalties, amortization, and intellectual property licenses	346	15	269	11	77
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,215	19	1,131	20	84
Software royalties, amortization, and intellectual property licenses	107	2	155	3	(48)
Total cost of revenues	$2,317	26%	$2,260	28%	$57

Cost of Revenues—Product Sales:

The decrease in product costs for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was driven by a $51 million decrease in product costs from Activision, as a result of lower retail channel revenues.

The increase in software royalties, amortization, and intellectual property licenses related to product sales for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a $123 million increase in software amortization and royalties from Blizzard, driven by higher software amortization and royalties from (1) World of Warcraft, following the release of World of Warcraft: Shadowlands, with no comparable amortization in the prior year, and (2) Diablo II: Resurrected.

This increase was partially offset by a $46 million decrease in software amortization and royalties from Activision, driven by lower software amortization and royalties from (1) Tony Hawk’s Pro Skater 1 + 2, (2) Crash Bandicoot 4: It’s About Time, and (3) Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, partially offset by higher software amortization and royalties from Call of Duty: Black Ops Cold War, as compared to Call of Duty: Modern Warfare.

Cost of Revenues—In-game, Subscription, and Other Revenues:

The increase in game operations and distribution costs for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a $114 million increase in service provider fees, such as digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms) and payment processor fees, as a result of higher revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a decrease of $61 million in amortization of internally-developed franchise and developed software intangible assets acquired as part of our 2016 acquisition of King. The decrease was partially offset by an increase in software amortization and royalties from Activision of $23 million, driven by Call of Duty: Mobile.

Product Development (amounts in millions)

	December 31, 2021	% of consolidated net revenues	December 31, 2020	% of consolidated net revenues	Increase (Decrease)
Product development	$1,337	15%	$1,150	14%	$187

The increase in product development costs for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher development spending of $275 million, driven by increased personnel costs and outside developer fees to support our franchises. The increase was partially offset by an $89 million increase in capitalization of development costs driven by the timing of Activision’s game development cycles.

Sales and Marketing (amounts in millions)

	December 31, 2021	% of consolidated net revenues	December 31, 2020	% of consolidated net revenues	Increase (Decrease)
Sales and marketing	$1,025	12%	$1,064	13%	$(39)

The decrease in sales and marketing expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a decrease of $24 million in costs for marketing personnel and support services. Marketing spending for the year ended December 31, 2021 was comparable to the year ended December 31, 2020, primarily due to lower spending for the Call of Duty franchise being offset by higher spending for the Candy Crush franchise.

General and Administrative (amounts in millions)

	December 31, 2021	% of consolidated net revenues	December 31, 2020	% of consolidated net revenues	Increase (Decrease)
General and administrative	$788	9%	$784	10%	$4

General and administrative expenses for the year ended December 31, 2021 were comparable to the year ended December 31, 2020.

Restructuring and related costs (amounts in millions)

	December 31, 2021	% of consolidated net revenues	December 31, 2020	% of consolidated net revenues	Increase (Decrease)
Restructuring and related costs	$77	1%	$94	1%	$(17)

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. Since then, we have been focusing on these goals as we execute against our plan for which, at the end of 2021, we had substantially completed the actions contemplated under our plan. The restructuring and related costs incurred during 2021 relate primarily to severance costs. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general and administrative activities are expected to be offset by increased investment in product development. Refer to Note 17 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Interest and Other Expense (Income), Net (amounts in millions)

	December 31, 2021	% of consolidated net revenues	December 31, 2020	% of consolidated net revenues	Increase (Decrease)
Interest and other expense (income), net	$95	1%	$87	1%	$8

Interest and other expense (income), net, for the year ended December 31, 2021, was comparable to the year ended December 31, 2020 with a $24 million increase in gains on equity investments being offset by a $16 million decrease in interest income as a result of lower interest rates.

Income Tax Expense (amounts in millions)

	December 31, 2021	% of Pretax income	December 31, 2020	% of Pretax income	Increase (Decrease)
Income tax expense	$465	15%	$419	16%	$46

The income tax expense of $465 million for the year ended December 31, 2021 reflects an effective tax rate of 15%, which is lower than the effective tax rate of 16% for the year ended December 31, 2020. The decrease is primarily due to a benefit resulting from deferred tax asset remeasurements.

The effective tax rate of 15% for the year ended December 31, 2021, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower rates, research and development credits and a benefit resulting from a deferred tax asset remeasurement.

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

Foreign Exchange Impact

Changes in foreign exchange rates had a positive impact of $107 million and $62 million on our consolidated net revenues in 2021 and 2020, respectively, as compared to the same periods in the previous year.

Changes in foreign exchange rates had a positive impact of $30 million and $35 million on our consolidated operating income in 2021 and 2020, respectively, as compared to the same periods in the previous year.

Comparison of 2020 to 2019

For the comparison of 2020 to 2019, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. Despite the impacts of the COVID-19 pandemic on the global economy, in the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $10.6 billion, our access to debt and equity capital, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months and beyond. Our primary sources of liquidity include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities. Our material cash requirements include operating expenses, potential dividend payments and share repurchases, scheduled debt maturities (the next of which is in 2026), capital expenditures and other commitments, as discussed below.

As of December 31, 2021, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.9 billion, as compared to $2.5 billion as of December 31, 2020. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

Our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by sales, which are generally highest in the fourth quarter due to seasonal and holiday-related sales patterns. We consider, on a continuing basis, various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, dividends, share repurchases, and other structural changes, with certain of the foregoing actions, if we were to move forward with them, requiring Microsoft's approval under the Merger Agreement (which may not be unreasonably withheld, conditioned, or delayed), subject to certain exceptions. These transactions may result in future cash proceeds or payments.

Sources of Liquidity (amounts in millions)

	December 31, 2021	December 31, 2020	Increase (Decrease)
Cash and cash equivalents	$10,423	$8,647	$1,776
Short-term investments	195	170	25
	$10,618	$8,817	$1,801
Percentage of total assets	42%	38%

	For the Year Ended December 31,
	2021	2020	Increase (Decrease)
Net cash provided by operating activities	$2,414	$2,252	$162
Net cash used in investing activities	(59)	(178)	119
Net cash (used in) provided by financing activities	(521)	711	(1,232)
Effect of foreign exchange rate changes	(48)	69	(117)
Net increase in cash and cash equivalents and restricted cash	$1,786	$2,854	$(1,068)

Net Cash Provided by Operating Activities

The primary driver of net cash flows associated with our operating activities is the income generated from the sale of our products and services. This is partially offset by: working capital requirements used in the development, sale, and support of our products; payments for interest on our debt; payments for tax liabilities; and payments to our workforce.

Net cash provided by operating activities for the year ended December 31, 2021, was $2.4 billion, as compared to $2.3 billion for the year ended December 31, 2020. The increase was primarily due to higher net income and lower tax payments in the current year, as the prior-year period included payments for a tax settlement in France with no comparable activity in 2021, partially offset by changes in our working capital resulting from the timing of collections and payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash used in investing activities for the year ended December 31, 2021, was $59 million, as compared to $178 million for the year ended December 31, 2020. The decrease in cash used in investing activities was primarily due to net proceeds from the sale and maturities of available-for-sale investments of $32 million for the year ended December 31, 2021, as compared to net purchases of available-for-sale investments of $100 million for the year ended December 31, 2020.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the year ended December 31, 2021, was $521 million, as compared to net cash provided by financing activities of $711 million for the year ended December 31, 2020. The increase in cash used in financing activities was primarily due to:

•net debt proceeds of $896 million received for the year ended December 31, 2020, resulting from the issuance of an aggregate principal amount of $2.0 billion of new notes and the early redemption of $1.05 billion of our previously outstanding notes, with no comparable activity for the year ended December 31, 2021;

•higher tax payments made for net share settlements on restricted stock units, driven by a higher volume of share releases, at higher market values, resulting in $246 million of payments during the year ended December 31, 2021, as compared to $39 million during the year ended December 31, 2020; and

•lower proceeds on issuance of stock to employees, with $90 million received during the year ended December 31, 2021, as compared to $170 million during the year ended December 31, 2020.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $48 million and a positive impact of $69 million on our cash and cash equivalents for the years ended December 31, 2021 and December 31, 2020, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both December 31, 2021 and December 31, 2020, our total gross unsecured senior notes outstanding was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At December 31, 2021	At December 31, 2020
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(42)	(45)
Total net carrying amount	$3,608	$3,605

Refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further disclosures regarding our debt obligations.

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share, payable on May 6, 2022, to shareholders of record at the close of business on April 15, 2022.

On February 4, 2021, our Board of Directors declared a cash dividend of $0.47 per common share. On May 6, 2021, we made an aggregate cash dividend payment of $365 million to shareholders of record at the close of business on April 15, 2021.

Capital Expenditures

We made capital expenditures of $80 million in 2021, as compared to $78 million in 2020. In 2022, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Commitments

Refer to Note 22 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our commitments, including a table showing contractual obligations.

Comparison of 2020 to 2019

For the comparison of 2020 to 2019, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, under the subheading “Liquidity and Capital Resources.”

Off-balance Sheet Arrangements

At each of December 31, 2021 and December 31, 2020, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

•in-game content for purchase to enhance gameplay (i.e., microtransactions and downloadable content) available within both our premium full-game and free-to-play offerings; and

•subscriptions to players in World of Warcraft, which provide ongoing access to the game content.

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

Products with Online Functionality

For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as most of our titles from the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality each represent separate and distinct performance obligations. In such instances, we typically have two performance obligations: (1) a license to the game software that is accessible without an Internet connection (predominantly the offline single player campaign or game mode) and (2) ongoing activities associated with the online components of the game, such as content updates, hosting of online content and gameplay, and online matchmaking (the “online functionality”). The online functionality generally operates to support the additional features and functionalities of the game that are only available online, not the offline license. This evaluation is performed for each software product or product add-on, including downloadable content. When we determine that our software products contain a license of intellectual property (i.e., the offline software license) that is separate and distinct from the online functionality, we consider market conditions and other observable inputs to estimate the standalone selling price for the performance obligations, since we do not generally sell the software license on a standalone basis. These products may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

For arrangements that include both a license to the game software that is accessible offline and separate online functionality, we recognize revenue when control of the license transfers to our customers for the portion of the transaction price allocable to the offline software license and ratably over the estimated service period for the portion of the transaction price allocable to the online functionality. Similarly, we defer a portion of the cost of revenues on these arrangements and recognize the costs as the related revenues are recognized. The cost of revenues that are deferred include product costs, distribution costs, software royalties, amortization, and intellectual property licenses, and excludes intangible asset amortization.

Online Hosted Software Arrangements

For our online hosted software arrangements, such as titles for the Overwatch, Warcraft, and Candy Crush franchises, substantially all gameplay and functionality are obtained through our continuous hosting of the game content for the player. In these instances, we typically have a single performance obligation related to our ongoing activities in the hosted arrangement, including content updates, hosting of the gameplay, online matchmaking, and access to the game content. Similar to our software products with online functionality, these arrangements may include other products and services, which often results in the recognition of additional performance obligations. Revenues related to online hosted software arrangements are generally recognized ratably over the estimated service period.

In-game, Subscription, and Other Revenues

In-game Revenues

In-game revenues primarily includes revenue from microtransactions and downloadable content. Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the direct sales of virtual goods are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the estimated service period.

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

Revenues attributable to the purchase of World of Warcraft software by our customers, including expansion packs, are classified as “Product sales,” whereas revenues attributable to subscriptions and other in-game revenues are classified as “In-game, subscription, and other revenues.

Other Revenues

Other revenues primarily include revenues from software licensing, licensing of intellectual property other than software, and advertising in our games. These revenues are recognized in "In-game, subscription, and other revenues" on our consolidated statement of operations.

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

Revenues from advertising arise primarily from contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers to display advertisements in our games. For all advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. Our advertising arrangements are primarily impression-based and we recognize revenue from these in the contracted period in which the impressions are delivered. Impressions are considered delivered when an advertisement is displayed to users. The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order. The transaction price in advertising arrangements governed by a master contract is generally based on a revenue share percentage stated in the contract. The transaction price in advertising arrangements governed by an insertion order is generally the product of the number of advertising units delivered (e.g., impressions, videos viewed) and the contractually agreed upon price per advertising unit.

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

Estimated Service Period

We consider a variety of data points when determining the estimated service period for players of our games, including the weighted average number of days between players’ unique purchase or first day played online, and the time at which players become inactive and cease engaging with our content for a period of time. We also consider known online trends such as the cadence of content delivery in our games, the service periods of our previously released games, and, to the extent publicly available, the service periods of our competitors’ games that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of services to our customers, as it is the best representation of the time period during which our customers play our games. Determining the estimated service period is subjective and requires significant management judgment. The estimated service periods for players of our current games are less than 12 months.

Historically, we have not observed significant variability in our estimated service period as the online content for our games has generally been comparable to previously released titles resulting in similar usage patterns. Future usage patterns could change from historical patterns as a result of various factors, including but not limited to, changes in our online content, frequency of content delivery, competitor’s offerings, and other changes that impact player’s engagement that we may not be able to reasonable predict at the time of deriving our estimate. If future usage patterns were to change significantly from historical patterns, in the future our estimated service period could change and materially impact our future consolidated net revenues and operating income.

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

We are also subject to the continuous examination of our income tax returns by the IRS and are regularly subject to audit by other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition. For the year ended December 31, 2021, one percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $32 million.

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

Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. Historically, our forecasted and actual product sales have been more than enough to recover capitalized software costs. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if matters resolve in a manner that is inconsistent with management’s expectations.

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

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, with a heightened risk for volatility in the future due to potential impacts of COVID-19 on global financial markets. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions will result in reduced revenues, operating expenses, net income, and cash flows from our international operations. Similarly, our revenues, operating expenses, net income, and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales but incur the majority of our costs in the U.S., the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on our business. We monitor currency volatility throughout the year.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”) and Foreign Currency Forward Contracts Not Designated as Hedges

Refer to Note 10 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our foreign currency forward contracts.

In the absence of hedging activities for the year ended December 31, 2021, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $184 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2021, our cash and cash equivalents were comprised primarily of money market funds.

As of December 31, 2021, based on the composition of our investment portfolio, we anticipate investment yields may remain low, which would continue to negatively impact our future interest income. Such impact is not expected to be material to the Company’s liquidity.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2021, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2021, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated by reference to the sections of our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders entitled “Proposal 1—Election of Directors,” “Corporate Governance Matters—Board Committees,” “Corporate Governance Matters—Governance Documents—Code of Conduct,” and, if applicable, “Beneficial Ownership Matters—Delinquent Section 16(a) Reports” to be filed with the SEC.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders entitled “Executive Compensation” and “Director Compensation” to be filed with the SEC.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders entitled “Beneficial Ownership Matters,” “Equity Compensation Plan Information,” and “Corporate Governance Matters—Board Committees,” to be filed with the SEC.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders entitled “Corporate Governance Matters—Director Independence”, “Corporate Governance Matters—Board Committees” and “Certain Relationships and Related Person Transactions” to be filed with the SEC.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders entitled “Audit-Related Matters” to be filed with the SEC.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 65 herein.

	2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2021, 2020, and 2019 is filed as part of this report on page F-52 and should be read in conjunction with the consolidated financial statements of Activision Blizzard:

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

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision Blizzard, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Activision Blizzard, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Determination of Estimated Service Period

As described in Note 2 to the consolidated financial statements, a portion of the Company’s $8.8 billion of total net revenues for the year ended December 31, 2021, is recognized ratably over an estimated service period, which for players of the Company’s current games is less than twelve months. Management considers a variety of data points when determining the estimated service periods for players of the Company’s games, including the weighted-average number of days between players’ unique purchase or first day played online, and the time at which players become inactive and cease engaging with the games’ content for a period of time. Management also considers known online trends such as the cadence of content delivery in the Company’s games, the service period of previously released games, and, to the extent publicly available, the service period of competitors’ games that are similar in nature. Determining the estimated service period is subjective and requires management’s judgment.

The principal considerations for our determination that performing procedures relating to revenue recognition - determination of estimated service period is a critical audit matter are the significant judgment by management when determining the estimated service period, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the data used by management in determining the estimated service period, such as the player data for historical or comparable titles to determine the weighted-average number of days between players’ unique purchase or first day played online and the time at which players become inactive and cease engaging with the games’ content for a period of time, and qualitative factors utilized by management, such as analysis of competitor information.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the estimated service period. These procedures also included, among others, (i) testing management’s process for determining the estimated service period, (ii) testing management’s method of analyzing player data, (iii) testing the completeness and accuracy of underlying data used in the determination of the estimated service period, and (iv) evaluating the reasonableness of the estimated service period by comparing it to historical or comparable titles and competitor information.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2022

We have served as the Company’s auditor since 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	At December 31, 2021	At December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,423	$8,647
Accounts receivable, net of allowances of $36 and $83, at December 31, 2021 and December 31, 2020, respectively	972	1,052
Software development	449	352
Other current assets	712	514
Total current assets	12,556	10,565
Software development	211	160
Property and equipment, net	169	209
Deferred income taxes, net	1,377	1,318
Other assets	497	641
Intangible assets, net	447	451
Goodwill	9,799	9,765
Total assets	$25,056	$23,109

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$285	$295
Deferred revenues	1,118	1,689
Accrued expenses and other liabilities	1,008	1,116
Total current liabilities	2,411	3,100
Long-term debt, net	3,608	3,605
Deferred income taxes, net	506	418
Other liabilities	932	949
Total liabilities	7,457	8,072
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,207,729,623 and 1,202,906,087 shares issued at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	11,715	11,531
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2021 and December 31, 2020	(5,563)	(5,563)
Retained earnings	12,025	9,691
Accumulated other comprehensive loss	(578)	(622)
Total shareholders’ equity	17,599	15,037
Total liabilities and shareholders’ equity	$25,056	$23,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Net revenues
Product sales	$2,311	$2,350	$1,975
In-game, subscription, and other revenues	6,492	5,736	4,514
Total net revenues	8,803	8,086	6,489

Costs and expenses
Cost of revenues—product sales:
Product costs	649	705	656
Software royalties, amortization, and intellectual property licenses	346	269	240
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,215	1,131	965
Software royalties, amortization, and intellectual property licenses	107	155	233
Product development	1,337	1,150	998
Sales and marketing	1,025	1,064	926
General and administrative	788	784	732
Restructuring and related costs	77	94	132
Total costs and expenses	5,544	5,352	4,882

Operating income	3,259	2,734	1,607
Interest and other expense (income), net (Note 18)	95	87	(26)
Loss on extinguishment of debt	—	31	—
Income before income tax expense	3,164	2,616	1,633
Income tax expense	465	419	130
Net income	$2,699	$2,197	$1,503

Earnings per common share
Basic	$3.47	$2.85	$1.96
Diluted	$3.44	$2.82	$1.95

Weighted-average number of shares outstanding
Basic	777	771	767
Diluted	784	778	771
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$2,699	$2,197	$1,503
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(17)	35	5
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	53	(36)	(15)
Unrealized gains (losses) on available-for-sale securities, net of tax	8	(2)	(8)
Total other comprehensive income (loss)	$44	$(3)	$(18)
Comprehensive income	$2,743	$2,194	$1,485

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$2,699	$2,197	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7	(94)	(352)
Non-cash operating lease cost	65	65	64
Depreciation and amortization	116	197	328
Amortization of capitalized software development costs and intellectual property licenses (1)	324	249	225
Share-based compensation expense (Note 16) (2)	508	218	166
Realized and unrealized gain on equity investment (Note 10)	(28)	(3)	(38)
Other	2	31	42
Changes in operating assets and liabilities:
Accounts receivable, net	71	(194)	182
Software development and intellectual property licenses	(426)	(378)	(275)
Other assets	(114)	(88)	186
Deferred revenues	(537)	216	(154)
Accounts payable	(7)	(10)	31
Accrued expenses and other liabilities	(266)	(154)	(77)
Net cash provided by operating activities	2,414	2,252	1,831
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	214	121	153
Proceeds from sale of available-for-sale investments	66	—	—
Purchases of available-for-sale investments	(248)	(221)	(65)
Capital expenditures	(80)	(78)	(116)
Other investing activities	(11)	—	6
Net cash used in investing activities	(59)	(178)	(22)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	90	170	105
Tax payment related to net share settlements on restricted stock units	(246)	(39)	(59)
Dividends paid	(365)	(316)	(283)
Proceeds from debt issuances, net of discounts	—	1,994	—
Repayment of long-term debt	—	(1,050)	—
Payment of financing costs	—	(20)	—
Premium payment for early redemption of note	—	(28)	—
Net cash (used in) provided by financing activities	(521)	711	(237)
Effect of foreign exchange rate changes on cash and cash equivalents	(48)	69	(3)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,786	2,854	1,569
Cash and cash equivalents and restricted cash at beginning of period	8,652	5,798	4,229
Cash and cash equivalents and restricted cash at end of period	$10,438	$8,652	$5,798

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$468	$806	$319
Cash paid for interest	109	82	86
(1)Excludes deferral and amortization of share-based compensation expense, including liability awards accounted for under ASC 718.
(2)Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense, including liability awards accounted for under ASC 718.

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,192	$—	(429)	$(5,563)	$10,963	$6,593	$(601)	$11,392
Components of comprehensive income:
Net income	—	—	—	—	—	1,503	—	1,503
Other comprehensive income (loss)	—	—	—	—	—	—	(18)	(18)
Issuance of common stock pursuant to employee stock options	4	—	—	—	105	—	—	105
Issuance of common stock pursuant to restricted stock units	2	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(58)	—	—	(58)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	164	—	—	164
Dividends ($0.37 per common share)	—	—	—	—	—	(283)	—	(283)
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	2,197	—	2,197
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	(3)
Issuance of common stock pursuant to employee stock options	5	—	—	—	171	—	—	171
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(40)	—	—	(40)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	226	—	—	226
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at December 31, 2020	1,203	$—	(429)	$(5,563)	$11,531	$9,691	$(622)	$15,037
Components of comprehensive income:
Net income	—	—	—	—	—	2,699	—	2,699
Other comprehensive income (loss)	—	—	—	—	—	—	44	44
Issuance of common stock pursuant to employee stock options	2	—	—	—	90	—	—	90
Issuance of common stock pursuant to restricted stock units	6	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(3)	—	—	—	(245)	—	—	(245)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	339	—	—	339
Dividends ($0.47 per common share)	—	—	—	—	—	(365)	—	(365)
Balance at December 31, 2021	1,208	$—	(429)	$(5,563)	$11,715	$12,025	$(578)	$17,599
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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: Warcraft®, which includes World of Warcraft®, a subscription-based massive multi-player online role-playing game, and Hearthstone®, an online collectible card game based in the Warcraft universe; Diablo®, an action role-playing franchise; and Overwatch®, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on mobile platforms. King’s key product franchise is Candy Crush™, a “match three” franchise.

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

2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Certain reclassifications have been made to prior-year amounts to conform to the current period presentation.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Investments in equity securities which are not accounted for under the equity method and for which there is not a readily determinable fair value are carried at cost, less impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Investments in equity securities with a readily determinable fair value are measured at fair value each reporting period, with unrealized gains and losses recorded within “Interest and other expense (income)” in our consolidated statements of operations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

The percentage of our consolidated net revenues by our most significant customers were as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Apple Inc.	17%	15%	17%
Google Inc.	17%	14%	13%
Sony Interactive Entertainment Inc.	15%	17%	11%
Microsoft Corporation	*	11%	*

*    Customer did not account for 10% or more of our consolidated net revenues for the noted period.

No other customer accounted for 10% or more of our net revenues in the periods above. We had two customers—Microsoft Corporation (“Microsoft”) and Sony Interactive Entertainment Inc. (“Sony”)—who accounted for 20% and 22%, respectively, of consolidated gross receivables at December 31, 2021, and 28% and 21%, respectively, at December 31, 2020. No other customer accounted for 10% or more of our consolidated gross receivables in those periods.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Assets Recognized from Costs to Obtain a Contract with a Customer

We apply the practical expedient to expense, as incurred, costs to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount and timing of cost recognition. Total capitalized costs to obtain a contract were immaterial as of December 31, 2021 and 2020.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Our annual goodwill impairment test is performed at the reporting unit level. As of December 31, 2021 and 2020, our reporting units were the same as our operating segments. We generally test goodwill for possible impairment first by performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded for this amount under revised accounting guidance we adopted during the year ended December 31, 2020, and is applicable for future periods. Based on our annual impairment assessment, no impairments of goodwill were identified for the years ended December 31, 2021, 2020, and 2019.

We test our acquired trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trade names. Based on our annual impairment assessment, no impairments of our acquired trade names were identified for the years ended December 31, 2021, 2020, and 2019.

Changes in our assumptions underlying our estimates could result in future impairment charges.

Amortizable Intangible and Other Long-lived Assets.

Intangible assets subject to amortization are carried at cost less accumulated amortization, and amortized over the estimated useful life in proportion to the economic benefits received.

We evaluate the recoverability of our definite-lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. We consider certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We did not record an impairment charge to our definite-lived intangible assets for the years ended December 31, 2021, 2020, and 2019.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

•in-game content for purchase to enhance gameplay (i.e., microtransactions and downloadable content) available within both our premium full-game and free-to-play offerings; and

•subscriptions to players in World of Warcraft that provide ongoing access to the game content.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Products with Online Functionality

For our software products that include both offline functionality (i.e., do not require an Internet connection to access) and significant online functionality, such as most of our titles from the Call of Duty franchise, we evaluate whether the license of our intellectual property and the online functionality each represent separate and distinct performance obligations. In such instances, we typically have two performance obligations: (1) a license to the game software that is accessible without an Internet connection (predominantly the offline single player campaign or game mode) and (2) ongoing activities associated with the online components of the game, such as content updates, hosting of online content and gameplay, and online matchmaking (the “online functionality”). The online functionality generally operates to support the additional features and functionalities of the game that are only available online, not the offline license. This evaluation is performed for each software product or product add-on, including downloadable content. When we determine that our software products contain a license of intellectual property (i.e., the offline software license) that is separate and distinct from the online functionality, we consider market conditions and other observable inputs to estimate the standalone selling price for the performance obligations, since we do not generally sell the software license on a standalone basis. These products may be sold in a bundle with other products and services, which often results in the recognition of additional performance obligations.

For arrangements that include both a license to the game software that is accessible offline and separate online functionality, we recognize revenue when control of the license transfers to our customers for the portion of the transaction price allocable to the offline software license and ratably over the estimated service period for the portion of the transaction price allocable to the online functionality. Similarly, we defer a portion of the cost of revenues on these arrangements and recognize the costs as the related revenues are recognized. The cost of revenues that are deferred include product costs, distribution costs, software royalties, amortization, and intellectual property licenses, and excludes intangible asset amortization.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Online Hosted Software Arrangements

For our online hosted software arrangements, such as titles for the Overwatch, Warcraft, and Candy Crush franchises, substantially all gameplay and functionality are obtained through our continuous hosting of the game content for the player. In these instances, we typically have a single performance obligation related to our ongoing activities in the hosted arrangement, including content updates, hosting of the gameplay, online matchmaking, and access to the game content. Similar to our software products with online functionality, these arrangements may include other products and services, which often results in the recognition of additional performance obligations. Revenues related to online hosted software arrangements are generally recognized ratably over the estimated service period.

In-game, Subscription, and Other Revenues

In-game Revenues

In-game revenues primarily includes revenues from microtransactions and downloadable content. Microtransaction revenues are derived from the sale of virtual currencies and goods to our players to enhance their gameplay experience. Proceeds from these sales of virtual currencies and goods are initially recorded in deferred revenue. Proceeds from the sales of virtual currencies are recognized as revenues when a player uses the virtual goods purchased with a virtual currency. Proceeds from the direct sales of virtual goods are similarly recognized as revenues when a player uses the virtual goods. We categorize our virtual goods as either “consumable” or “durable.” Consumable virtual goods represent goods that can be consumed by a specific player action; accordingly, we recognize revenues from the sale of consumable virtual goods as the goods are consumed and our performance obligation is satisfied. Durable virtual goods represent goods that are accessible to the player over an extended period of time; accordingly, we recognize revenues from the sale of durable virtual goods ratably over the estimated service period.

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

Other Revenues

Other revenues primarily include revenues from software licensing, licensing of intellectual property other than software, and advertising in our games. These revenues are recognized in "In-game, subscription, and other revenues" on our consolidated statement of operations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Revenues from advertising arise primarily from contractual relationships with advertising networks, agencies, advertising brokers and directly with advertisers to display advertisements in our games. For all advertising arrangements, we are the principal and our performance obligation is to provide the inventory for advertisements to be displayed in our games. Our advertising arrangements are primarily impression-based and we recognize revenue from these in the contracted period in which the impressions are delivered. Impressions are considered delivered when an advertisement is displayed to users. The pricing and terms for all our advertising arrangements are governed by either a master contract or insertion order. The transaction price in advertising arrangements governed by a master contract is generally based on a revenue share percentage stated in the contract. The transaction price in advertising arrangements governed by an insertion order is generally the product of the number of advertising units delivered (e.g., impressions, videos viewed) and the contractually agreed upon price per advertising unit.

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

Estimated Service Period

We consider a variety of data points when determining the estimated service period for players of our games, including the weighted average number of days between players’ unique purchase or first day played online, and the time at which players become inactive and cease engaging with our content for a period of time. We also consider known online trends such as the cadence of content delivery in our games, the service periods of our previously released games, and, to the extent publicly available, the service periods of our competitors’ games that are similar in nature to ours. We believe this provides a reasonable depiction of the transfer of services to our customers, as it is the best representation of the time period during which our customers play our games. Determining the estimated service period is subjective and requires significant management judgment. The estimated service periods for players of our current games are less than 12 months.

Historically, we have not observed significant variability in our estimated service period as the online content for our games has generally been comparable to previously released titles resulting in similar usage patterns. Future usage patterns could change from historical patterns as a result of various factors, including but not limited to, changes in our online content, frequency of content delivery, competitor’s offerings, and other changes that impact player’s engagement that we may not be able to reasonable predict at the time of deriving our estimate. If future usage patterns were to change significantly from historical patterns, in the future our estimated service period could change and materially impact our future consolidated net revenues and operating income.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2021, 2020, and 2019 were $736 million, $746 million, and $587 million, respectively, and are included in “Sales and marketing” in the consolidated statements of operations.

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

For share-based compensation grants that are liability classified, if any, we update our grant date valuation at each reporting period and recognize a cumulative catch-up adjustment for changes in the value related to the requisite service already rendered. Additionally, any obligations that are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, and are to be settled with a variable number of shares of our common stock, are liability classified with expense recognized ratably over the vesting period. Liability classified awards are subsequently reclassified to equity upon settlement in shares of our common stock.

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

3. Recently Issued Accounting Pronouncements

Recently adopted accounting pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance, which is intended to simplify various aspects associated with the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 for recognizing deferred taxes for investments, performing an intra-period allocation, and calculating income taxes in interim periods. The amendment also clarifies and amends certain areas of existing guidance to reduce complexity and improve consistency in the application of Topic 740. Generally, the guidance must be applied prospectively upon adoption, with the exception of certain topics, which are required to be applied on a retrospective or modified retrospective basis. On January 1, 2021, we adopted this new accounting standard and applied the topics in the manner required by the standard. The adoption of this standard did not have a material impact on our consolidated financial statements.

4. Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2021	2020
Cash	$354	$268
Foreign government treasury bills	34	34
Money market funds	10,035	8,345
Cash and cash equivalents	$10,423	$8,647

5. Software Development and Intellectual Property Licenses

Our total capitalized software development costs of $660 million and $512 million, as of December 31, 2021 and December 31, 2020, respectively, primarily relate to internal development costs. As of both December 31, 2021 and December 31, 2020, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Amortization of capitalized software development costs and intellectual property licenses	$341	$263	$241

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
6. Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2021	2020
Land	$1	$1
Buildings	4	4
Leasehold improvements	227	246
Computer equipment	703	704
Office furniture and other equipment	90	95
Total cost of property and equipment	1,025	1,050
Less accumulated depreciation	(856)	(841)
Property and equipment, net	$169	$209

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $105 million, $117 million, and $124 million, respectively.

7. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At December 31, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	80	(66)	14
Total definite-lived intangible assets (1)				$1,234	$(1,220)	$14

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$447

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

Amortization expense of our intangible assets was $11 million, $80 million, and $204 million for the years ended December 31, 2021, 2020, and 2019, respectively.

8. Goodwill

The carrying amount of goodwill by reportable segment at both December 31, 2021 and December 31, 2020, was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2019	$6,898	$190	$2,676	$9,764
Other	1	—	—	1
Balance at December 31, 2020	$6,899	$190	$2,676	$9,765
Additions through acquisition (1)	34	—	—	34
Balance at December 31, 2021	$6,933	$190	$2,676	$9,799

(1)On October 28, 2021 we acquired a mobile game developer, Digital Legends, that will operate as a studio under our Activision segment. The total net assets acquired were not material.

9. Other Assets and Liabilities

Included in “Accrued expenses and other liabilities” in our consolidated balance sheets are accrued payroll-related costs of $364 million and $406 million at December 31, 2021 and 2020, respectively, and the current portion of income taxes payable of $144 million and $100 million at December 31, 2021 and 2020, respectively.

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at December 31, 2021 Using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$10,035	$10,035	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	130	130	—	—	Other current assets
Equity securities	50	50	—	—	Other current assets
Foreign currency forward contracts designated as hedges	20	—	20	—	Other current assets
Total	$10,269	$10,249	$20	$—

		Fair Value Measurements at December 31, 2020 Using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,345	$8,345	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	164	164	—	—	Other current assets
Total	$8,543	$8,543	$—	$—

Financial Liabilities:
Foreign currency forward contracts not designated as hedges	$(2)	$—	$(2)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts designated as hedges	(24)	—	(24)	—	Accrued expenses and other liabilities
Total	$(26)	$—	$(26)	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which had remaining maturities of 12 months or less as of December 31, 2021, are as follows (amounts in millions):

	As of December 31, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$382	$20	$542	$(24)

For the years ended December 31, 2021, 2020, and 2019, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

Foreign Currency Forward Contracts Not Designated as Hedges

The gross notional amounts and fair values of our foreign currency forward contracts not designated as hedges are as follows (amounts in millions):

	As of December 31, 2021		As of December 31, 2020
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell GBP	$—	$—	$116	$(2)

For the years ended December 31, 2021, 2020, and 2019, pre-tax net gains (losses) associated with these forward contracts were recorded in “General and administrative expenses” and were not material.

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

In connection with the SPAC transaction, we sold a portion of our investment for $22 million and recognized a realized gain of $16 million during the three months ended June 30, 2021. Our remaining investment is now measured at fair value at the end of each reporting period. As of December 31, 2021, the carrying value of the investment was $50 million and was classified within “Other current assets” in our consolidated balance sheets. The realized and unrealized gains were recorded within “Interest and other expense (income), net” in our consolidated statement of operations (refer to Note 18) for the year ended December 31, 2021.

11. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of December 31, 2021 and December 31, 2020, were $1.1 billion and $1.7 billion, respectively. For the year ended December 31, 2021, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the years ended December 31, 2021, December 31, 2020, and December 31, 2019, $1.7 billion, $1.3 billion, and $1.5 billion of revenues, respectively, were recognized that were included in the deferred revenues balance at beginning of the period.

As of December 31, 2021, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $1.6 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.3 billion over the next 12 months, $0.1 billion in the subsequent 12-month period, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

12. Leases

Our lease arrangements are primarily for: (1) corporate, administrative, and development studio offices; and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to eight years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. All of our existing leases are classified as operating leases.

Components of our lease costs are as follows (amounts in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating leases
Operating lease costs	$78	$75	$75
Variable lease costs	18	20	20

Supplemental information related to our operating leases is as follows (amounts in millions):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$75	$77	$80
ROU assets obtained in exchange for new lease obligations	64	80	65

	At December 31, 2021	At December 31, 2020
Weighted Average Lease terms and discount rates
Remaining lease term	4.10 years	4.48 years
Discount rate	3.01%	3.40%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at December 31, 2021, are as follows (amounts in millions):

For the years ending December 31,
2022	$84
2023	81
2024	63
2025	43
2026	21
Thereafter	15
Total future lease payments	$307
Less imputed interest	(18)
Total lease liabilities	$289

Operating lease ROU assets and liabilities recorded on our consolidated balance sheet as of December 31, 2021 and December 31, 2020, were as follows (amounts in millions):

	At December 31, 2021	At December 31, 2020	Balance Sheet Classification
ROU assets	$237	$243	Other assets

Current lease liabilities	$77	$66	Accrued expenses and other current liabilities
Non-current lease liabilities	212	224	Other liabilities
	$289	$290	Total lease liabilities

13. Debt

Credit Facilities

As of December 31, 2021 and December 31, 2020, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver.

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

Under the Credit Agreement, we are subject to a financial covenant requiring the Company’s Consolidated Total Net
Debt Ratio (as defined in the Credit Agreement) not to exceed 3.75:1.00 (or, at the Company’s option and for a limited period of time upon the consummation of a Qualifying Acquisition (as defined in the Credit Agreement), 4.25:1.00). The Credit Agreement contains covenants customary for transactions of this type for issuers with similar credit ratings. These include those restricting liens, debt of non-guarantor subsidiaries and certain fundamental changes, in each case with exceptions, including exceptions for secured debt and debt of non-guarantor subsidiaries of the Company, in each case up to an amount not exceeding 7.5% of Total Assets (as defined in the Credit Agreement). We were in compliance with the terms of the Credit Agreement as of December 31, 2021.

Unsecured Senior Notes

As of December 31, 2021 and December 31, 2020, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At December 31, 2021		At December 31, 2020
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$912	$850	$970
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	430	400	454
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	463	500	490
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	480	400	525
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,320	1,500	1,462
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(42)		(45)
Total net carrying amount				$3,608		$3,605

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

The outstanding notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. The notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. We were in compliance with the terms of the notes outstanding as of December 31, 2021.

As of December 31, 2021, with the exception of our 2026 Notes, which are scheduled to mature in September 2026, no other contractual principal repayments of our long-term debt were due within the next five years.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Year Ended December 31, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)
Other comprehensive income (loss) before reclassifications	(17)	(2)	44	25
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	10	9	19
Balance at December 31, 2021	$(606)	$3	$25	$(578)

	For the Year Ended December 31, 2020
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2019	$(624)	$(3)	$8	$(619)
Other comprehensive income (loss) before reclassifications	37	(6)	(39)	(8)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	(2)	4	3	5
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)

15. Operating Segments and Geographic Regions

We have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense (including liability awards accounted for under ASC 718); amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

The Company has been reviewing its overall compensation structure and philosophy and began implementing changes to its compensation payments for 2021, primarily to enhance equity ownership for employees and bring our employee equity compensation more in line with the current industry practice. As an aspect of this change, the Company determined to settle amounts not yet paid as of December 31, 2021 under its annual performance plans in stock as opposed to cash and further to provide such incentives, to eligible employees, at no less than target performance without regard to whether target performance was achieved, resulting in a year-end share-based compensation liability of $194 million. In addition, going forward, to the extent certain of our previously cash-based bonus programs are instead issued as time-based equity or settled via equity, such amounts will be recorded as share-based compensation and will be excluded from segment operating income.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on reportable segment net revenues and operating income are presented below (amounts in millions):

	Year Ended December 31, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,478	$1,733	$2,580	$7,791
Intersegment net revenues (1)	—	94	—	94
Segment net revenues	$3,478	$1,827	$2,580	$7,885

Segment operating income	$1,667	$698	$1,140	$3,505

	Year Ended December 31, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,942	$1,794	$2,164	$7,900
Intersegment net revenues (1)	—	111	—	111
Segment net revenues	$3,942	$1,905	$2,164	$8,011

Segment operating income	$1,868	$693	$857	$3,418

	Year Ended December 31, 2019
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,219	$1,676	$2,031	$5,926
Intersegment net revenues (1)	—	43	—	43
Segment net revenues	$2,219	$1,719	$2,031	$5,969

Segment operating income	$850	$464	$740	$2,054

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Years Ended December 31,
	2021	2020	2019
Reconciliation to consolidated net revenues:
Segment net revenues	$7,885	$8,011	$5,969
Revenues from non-reportable segments (1)	563	519	462
Net effect from recognition (deferral) of deferred net revenues (2)	449	(333)	101
Elimination of intersegment revenues (3)	(94)	(111)	(43)
Consolidated net revenues	$8,803	$8,086	$6,489

Reconciliation to consolidated income before income tax expense:
Segment operating income	$3,505	$3,418	$2,054
Operating income (loss) from non-reportable segments (1)	2	(55)	24
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	347	(238)	52
Share-based compensation expense (4)	(508)	(218)	(166)
Amortization of intangible assets	(10)	(79)	(203)
Restructuring and related costs (Note 17)	(77)	(94)	(137)
Discrete tax-related items (5)	—	—	(17)
Consolidated operating income	3,259	2,734	1,607
Interest and other expense (income), net	95	87	(26)
Loss on extinguishment of debt	—	31	—
Consolidated income before income tax expense	$3,164	$2,616	$1,633

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

(4)Expenses related to share-based compensation, including liability awards accounted for under ASC 718. Refer to Note 16.

(5)Reflects the impact of other unusual or unique tax-related items and activities.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, were as follows (amounts in millions):

	Year Ended December 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$3,287	$1,873	$2,597	$—	$(94)	$7,663
Retail channels	449	30	—	—	—	479
Other (2)	40	72	—	549	—	661
Total consolidated net revenues	$3,776	$1,975	$2,597	$549	$(94)	$8,803

Change in deferred revenues:
Digital online channels (1)	$(264)	$(140)	$(17)	$—	$—	$(421)
Retail channels	(34)	(8)	—	—	—	(42)
Other (2)	—	—	—	14	—	14
Total change in deferred revenues	$(298)	$(148)	$(17)	$14	$—	$(449)

Segment net revenues:
Digital online channels (1)	$3,023	$1,733	$2,580	$—	$(94)	$7,242
Retail channels	415	22	—	—	—	437
Other (2)	40	72	—	563	—	675
Total segment net revenues	$3,478	$1,827	$2,580	$563	$(94)	$8,354

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,930	$1,672	$2,167	$—	$(111)	$6,658
Retail channels	702	39	—	—	—	741
Other (2)	57	92	—	538	—	687
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Digital online channels (1)	$365	$102	$(3)	$—	$—	$464
Retail channels	(112)	—	—	—	—	(112)
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Digital online channels (1)	$3,295	$1,774	$2,164	$—	$(111)	$7,122
Retail channels	590	39	—	—	—	629
Other (2)	57	92	—	519	—	668
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,366	$1,580	$2,029	$—	$(43)	$4,932
Retail channels	818	91	—	—	—	909
Other (2)	3	181	—	464	—	648
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Digital online channels (1)	$122	$(128)	$2	$—	$—	$(4)
Retail channels	(90)	(5)	—	—	—	(95)
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Digital online channels (1)	$1,488	$1,452	$2,031	$—	$(43)	$4,928
Retail channels	728	86	—	—	—	814
Other (2)	3	181	—	462	—	646
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$2,446	$876	$1,664	$—	$(55)	$4,931
EMEA (1)	976	638	665	549	(31)	2,797
Asia Pacific	354	461	268	—	(8)	1,075
Total consolidated net revenues	$3,776	$1,975	$2,597	$549	$(94)	$8,803

Change in deferred revenues:
Americas	$(198)	$(79)	$(11)	$—	$—	$(288)
EMEA (1)	(80)	(65)	(5)	14	—	(136)
Asia Pacific	(20)	(4)	(1)	—	—	(25)
Total change in deferred revenues	$(298)	$(148)	$(17)	$14	$—	$(449)

Segment net revenues:
Americas	$2,248	$797	$1,653	$—	$(55)	$4,643
EMEA (1)	896	573	660	563	(31)	2,661
Asia Pacific	334	457	267	—	(8)	1,050
Total segment net revenues	$3,478	$1,827	$2,580	$563	$(94)	$8,354

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$2,316	$794	$1,384	$—	$(60)	$4,434
EMEA (1)	1,061	550	568	538	(37)	2,680
Asia Pacific	312	459	215	—	(14)	972
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Americas	$228	$58	$(1)	$—	$—	$285
EMEA (1)	36	43	(1)	(19)	—	59
Asia Pacific	(11)	1	(1)	—	—	(11)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Americas	$2,544	$852	$1,383	$—	$(60)	$4,719
EMEA (1)	1,097	593	567	519	(37)	2,739
Asia Pacific	301	460	214	—	(14)	961
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,286	$822	$1,254	$—	$(21)	$3,341
EMEA (1)	691	543	557	464	(16)	2,239
Asia Pacific	210	487	218	—	(6)	909
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Americas	$16	$(62)	$2	$—	$—	$(44)
EMEA (1)	12	(57)	—	(2)	—	(47)
Asia Pacific	4	(14)	—	—	—	(10)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Americas	$1,302	$760	$1,256	$—	$(21)	$3,297
EMEA (1)	703	486	557	462	(16)	2,192
Asia Pacific	214	473	218	—	(6)	899
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 49%, 48%, and 46% of consolidated net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s net revenues in the United Kingdom (“U.K.”) were 11%, 12%, and 12% of consolidated net revenues for the years ended December 31, 2021, 2020, and 2019, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the years ended December 31, 2021, 2020, or 2019.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$2,502	$135	$—	$—	$—	$2,637
PC	660	1,673	84	—	(94)	2,323
Mobile and ancillary (1)	574	95	2,513	—	—	3,182
Other (2)	40	72	—	549	—	661
Total consolidated net revenues	$3,776	$1,975	$2,597	$549	$(94)	$8,803

Change in deferred revenues:
Console	$(248)	$(6)	$—	$—	$—	$(254)
PC	(82)	(145)	(1)	—	—	(228)
Mobile and ancillary (1)	32	3	(16)	—	—	19
Other (2)	—	—	—	14	—	14
Total change in deferred revenues	$(298)	$(148)	$(17)	$14	$—	$(449)

Segment net revenues:
Console	$2,254	$129	$—	$—	$—	$2,383
PC	578	1,528	83	—	(94)	2,095
Mobile and ancillary (1)	606	98	2,497	—	—	3,201
Other (2)	40	72	—	563	—	675
Total segment net revenues	$3,478	$1,827	$2,580	$563	$(94)	$8,354

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$2,668	$116	$—	$—	$—	$2,784
PC	582	1,489	96	—	(111)	2,056
Mobile and ancillary (1)	382	106	2,071	—	—	2,559
Other (2)	57	92	—	538	—	687
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Console	$140	$(8)	$—	$—	$—	$132
PC	64	115	—	—	—	179
Mobile and ancillary (1)	49	(5)	(3)	—	—	41
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Console	$2,808	$108	$—	$—	$—	$2,916
PC	646	1,604	96	—	(111)	2,235
Mobile and ancillary (1)	431	101	2,068	—	—	2,600
Other (2)	57	92	—	519	—	668
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419

	Year Ended December 31, 2019
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,783	$137	$—	$—	$—	$1,920
PC	298	1,346	117	—	(43)	1,718
Mobile and ancillary (1)	103	188	1,912	—	—	2,203
Other (2)	3	181	—	464	—	648
Total consolidated net revenues	$2,187	$1,852	$2,029	$464	$(43)	$6,489

Change in deferred revenues:
Console	$(36)	$(18)	$—	$—	$—	$(54)
PC	57	(110)	—	—	—	(53)
Mobile and ancillary (1)	11	(5)	2	—	—	8
Other (2)	—	—	—	(2)	—	(2)
Total change in deferred revenues	$32	$(133)	$2	$(2)	$—	$(101)

Segment net revenues:
Console	$1,747	$119	$—	$—	$—	$1,866
PC	355	1,236	117	—	(43)	1,665
Mobile and ancillary (1)	114	183	1,914	—	—	2,211
Other (2)	3	181	—	462	—	646
Total segment net revenues	$2,219	$1,719	$2,031	$462	$(43)	$6,388

(1)Net revenues from “Mobile and ancillary” include revenues from mobile devices, as well as non-platform specific game-related revenues, such as standalone sales of physical merchandise and accessories.

(2)Net revenues from “Other” primarily includes revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At December 31,
	2021	2020	2019
Long-lived assets* by geographic region:
Americas	$264	$270	$322
EMEA	122	166	142
Asia Pacific	20	17	21
Total long-lived assets by geographic region	$406	$453	$485

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

While the Compensation Committee has broad discretion to create equity incentives, our current share-based compensation program generally utilizes a combination of options and restricted stock units. The majority of our options have time-based vesting schedules, generally vesting annually over a period of three years to five years, and expire 10 years from the grant date. In addition, under the terms of the 2014 Plan, the exercise price for the options must be equal to or greater than the closing price per share of our common stock on the date the award is granted, as reported on Nasdaq. Restricted stock units have time-based vesting schedules, generally vesting in their entirety on an anniversary of the date of grant, or vest annually over a period of three years to five years, and may also be contingent on the achievement of specified performance measures, including those which are market-based. Achievement against such performance measures typically results in vesting of amounts that are different than the target shares at grant based on over- or under-achievement against the performance targets. Typically, performance-based RSUs provide for vesting up to 125% of the grant date target shares if performance targets are sufficiently overachieved (and will be cancelled without the vesting of any shares if the threshold level of performance measures is not met), but in certain instances some of our unvested performance-based RSUs can vest up to 250% of the grant date target amount based on achievement against the performance targets.

As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (1) the number of shares relating to awards outstanding under any Prior Plan that: (i) expire, or are forfeited, terminated or canceled, without the issuance of shares; (ii) are settled in cash in lieu of shares; or (iii) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (2) if the exercise price of any option outstanding under any Prior Plans is, or the tax withholding requirements with respect to any award outstanding under any Prior Plans are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (3) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2021, we had approximately 13 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

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

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected stock price volatility:

	Employee Stock Options
	For the Years Ended December 31,
	2021	2020	2019
Expected life (in years)	7.61	7.70	7.85
Volatility	31.06%	30.89%	30.00%
Risk free interest rate	1.29%	0.70%	1.90%
Dividend yield	0.51%	0.53%	0.76%
Weighted-average grant date fair value	$30.65	$25.93	$17.12
Stock price volatility range:
Low	31.00%	30.00%	30.00%
High	35.00%	39.00%	38.17%

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

On December 14, 2021, we granted approximately 1.6 million RSU awards which were valued at approximately $70.00 per share rather than the closing share price on the date of grant of $59.52. None of these awards were granted to named executive officers of the Company. While these grants were not made in contemplation of the Company’s recent announcement of the merger agreement (see Note 23) entered into with Microsoft, in light of the proximity to when the Company became aware of a potential merger, and date of the merger agreement, the Company has determined the fair value for these awards should consider potential subsequent value appreciation that would be expected from the market upon announcement of the merger. In determining the adjustment to the closing share price to estimate the fair value of these awards, the Company considered various factors such as, observable share prices before and after announcement of a merger in recent transactions, the offer price range known at time of the grants being made, the final merger per share consideration, the actual increase in share price seen after announcement of the merger, industry practices in applying liquidity discounts and probability of the merger being entered into. The awards vest over their requisite service period and do not provide for any accelerated vesting or other features as a result of entering into or upon closing of the merger.

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

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2020	11,297	$53.84
Granted	754	92.56
Exercised	(1,954)	45.84
Forfeited	(866)	65.23
Expired	(98)	45.15
Outstanding stock options at December 31, 2021	9,133	$57.77	7.04	$125
Vested and expected to vest at December 31, 2021	8,798	$56.96	6.98	$124
Exercisable at December 31, 2021	5,711	$48.90	6.26	$107

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the closing stock price is greater than the exercise price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $88 million, $174 million, and $80 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total grant date fair value of options that vested during the years ended December 31, 2021, 2020, and 2019 was $57 million, $62 million, and $94 million, respectively.

At December 31, 2021, $32 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.14 years.

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2020	7,102	$82.50
Granted	10,856	77.17
Vested	(3,187)	96.58
Forfeited	(1,513)	75.73
Unvested RSUs at December 31, 2021	13,258	$75.51

Certain of our performance-based RSUs did not have an accounting grant date as of December 31, 2021, as for each such grant there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to operating income performance for future years, the goals for which have yet to be set. As of December 31, 2021, based on the target potential shares that could be earned, there were 2.0 million performance-based RSUs outstanding for which the accounting grant date had not been set, of which 1.3 million were 2021 grants. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these RSUs.

At December 31, 2021, approximately $505 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.79 years. Of the total unrecognized compensation cost, $62 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.00 year. The total grant date fair value of RSUs that vested during the years ended December 31, 2021, 2020, and 2019 was $306 million, $82 million, and $147 million, respectively.

The income tax benefit from stock option exercises and RSU vestings was $70 million, $61 million, and $47 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Share-Based Compensation Expense

The following table sets forth the total share-based compensation expense included in our consolidated statements of operations (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Cost of revenues—product sales: Software royalties, amortization, and intellectual property licenses	$17	$14	$19
Cost of revenues—in-game, subscription, and other: Game Operations and Distribution Costs	7	1	1
Cost of revenues—in-game, subscription, and other: Software royalties, amortization, and intellectual property licenses	—	—	1
Product development	211	42	53
Sales and marketing	44	21	10
General and administrative	229	140	82
Share-based compensation expense before income taxes	508	218	166
Income tax benefit	(36)	(28)	(29)
Total share-based compensation expense, net of income tax benefit	$472	$190	$137

Share-based compensation expense for the year ended December 31, 2021 includes $194 million, inclusive of $20 million of expense that was capitalized as part of software development, for liability awards accounted for under ASC 718. The liability awards primarily relate to recent changes to the Company’s compensation payments for 2021 for which the Company determined to settle amounts not yet paid as of December 31, 2021 under its annual performance plans in stock as opposed to cash and further to provide such incentives, to eligible employees, at no less than target performance without regard to whether target performance was achieved.

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

We have substantially completed all actions under our plan and have accrued for these costs accordingly. The remaining activity under the plan is primarily related to cash outlays to be made to impacted personnel.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” and “Other liabilities” in our consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2019	$32	$—	$3	$35
Costs charged to expense	76	6	5	87
Cash payments	(20)	—	(5)	(25)
Non-cash charge adjustment (1)	—	(6)	—	(6)
Balance at December 31, 2020	$88	$—	$3	$91
Costs charged to expense	36	16	27	79
Cash payments	(55)	—	(6)	(61)
Non-cash charge adjustment (1)	(5)	(16)	(3)	(24)
Balance at December 31, 2021	$64	$—	$21	$85

Cumulative charges incurred through December 31, 2021	$188	$51	$59	$298

(1)Adjustments primarily relate to non-cash charges included in “Costs charged to expense” for write-down of assets for our lease facilities, inclusive of lease right-of-use assets and associated fixed assets, that were vacated.

Total restructuring and related costs by segment are (amounts in millions):

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Activision	$2	$13	$19
Blizzard	70	71	68
King	1	(1)	20
Other segments (1)	6	4	25
Total	$79	$87	$132
(1)Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

During the years ended December 31, 2021 and 2020, we incurred additional restructuring charges and adjustments that are not included in the plan discussed above. Such amounts were not material.

We have substantially completed our accruals for all actions under the plan. The charges associated with the plan primarily relate to severance and employee-related costs (approximately 62% of the aggregate charge), facilities and related costs (approximately 17% of the aggregate charge), and other costs (approximately 21% of the aggregate charge), including charges for restructuring-related fees and the write-down of assets. A substantial majority (approximately 77%) of the total pre-tax charge associated with the restructuring is expected to be paid in cash using amounts on hand, and such cash outlays are largely expected to be completed within the next 12 months. We do not expect to realize significant net savings in our total operating expenses as a result of our plan, as cost reductions in our selling, general, and administrative activities are expected to be offset by increased investment in product development.

The total charges incurred through December 31, 2021, which represent our total expected pre-tax restructuring charges related to the plan, by segment, inclusive of amounts already incurred and inclusive of certain inventory write-downs in prior years, are presented below (amounts in millions):

Total charges incurred through December 31, 2021
Activision	$34
Blizzard	214
King	21
Other segments (1)	34
Total	$303

(1)Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

18. Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Interest income	$(5)	$(21)	$(79)
Interest expense from debt and amortization of debt discount and deferred financing costs	108	99	90
Realized and unrealized loss (gain) on equity investment (Note 10)	(28)	(3)	(38)
Other expense (income), net	20	12	1
Interest and other expense (income), net	$95	$87	$(26)

19. Income Taxes

Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Income before income tax expense:
Domestic	$1,451	$1,160	$328
Foreign	1,713	1,456	1,305
	$3,164	$2,616	$1,633
Income tax expense (benefit):
Current:
Federal	$189	$206	$136
State	35	92	24
Foreign	229	218	323
Total current	453	516	483
Deferred:
Federal	73	(84)	781
State	12	(10)	(16)
Foreign	(73)	(3)	(1,118)
Total deferred	12	(97)	(353)

Income tax expense	$465	$419	$130

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2021		2020		2019
Federal income tax provision at statutory rate	$664	21%	$549	21%	$343	21%
State taxes, net of federal benefit	67	2	43	2	21	1
Research and development credits	(81)	(2)	(70)	(3)	(38)	(2)
Foreign earnings taxed at different rates	(120)	(4)	(93)	(4)	(118)	(7)
Foreign-derived intangible income	(50)	(1)	(40)	(2)	(1)	—
Change in tax reserves	43	1	60	2	96	6
Audit settlements	—	—	—	—	54	3
Change in Tax Legislation	(53)	(2)	(23)	(1)	—	—
Change in valuation allowance	11	—	35	2	11	—
Intra-entity IP Transfer	—	—	(31)	(1)	(230)	(14)
Other	(16)	—	(11)	—	(8)	—
Income tax expense	$465	15%	$419	16%	$130	8%

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, some of which have a statutory tax rate less than the U.S. rate and the relative amount of income earned in each jurisdiction.

In October 2019, we completed an intra-entity transfer of certain intellectual property rights to one of our subsidiaries in the U.K., aligning the ownership of these rights with our evolving business. The transfer did not result in a taxable gain; however, our U.K. subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. Such fair value was determined based on our expectations of future cash flows, long-term growth rates, and discount rates. We recorded a one-time benefit of $230 million in the quarter ended December 31, 2019 for the recognition of a $1.1 billion deferred tax asset in the U.K. related to the amortizable tax basis in the transferred intellectual property, net of uncertain tax positions and a valuation allowance, partially offset by a related $920 million deferred tax liability for U.S. taxes on foreign earnings. The U.K. amortizable tax basis will be recovered over a period of three years to 25 years and the related deferred tax asset was measured using the enacted U.K. corporate tax rates for the years in which the amortization will be realized. We recorded a valuation allowance of $110 million in 2019 for the portion of the deferred tax asset for which it is more-likely-than-not that a benefit will not be realized. During the year ended December 31, 2021, we recognized a one-time net benefit of $53 million from remeasuring this deferred tax asset due to the enactment of a change in the UK corporate tax rate. We will update the measurement and realizability analysis going forward and record the impact from any change in determination in the period of the change.

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

Income tax expense for 2021 reflects the impact of certain tax elections and comparable changes the Company intends to include in its 2021 income tax returns and related statutory filings. To take these actions, the Merger Agreement requires Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed), subject to certain exceptions. Failure to obtain this approval could have an adverse effect on our income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$210	$274
Tax attributes carryforwards	143	123
Share-based compensation	46	51
Intangibles	1,458	1,287
Capitalized software development expenses	—	21
Other	141	160
Deferred tax assets	1,998	1,916
Valuation allowance	(278)	(228)
Deferred tax assets, net of valuation allowance	1,720	1,688
Deferred tax liabilities:
Intangibles	(158)	(147)
Capitalized software development expenses	(10)	—
U.S. deferred taxes on foreign earnings	(603)	(577)
Other	(78)	(63)
Deferred tax liabilities	(849)	(787)
Net deferred tax assets	$871	$901

As of December 31, 2021, we had gross tax credit carryforwards of $263 million for state purposes. The tax credit carryforwards are included in deferred tax assets net of unrealized tax benefits that would apply upon the realization of uncertain tax positions. In addition, we had foreign net operating loss carryforwards of $11 million at December 31, 2021, most of which carry forward indefinitely.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, we evaluate the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2021 and December 31, 2020, we maintained a valuation allowance related to our California research and development credit carryforwards of $118 million and $107 million, respectively. We will reassess this determination quarterly and record a tax benefit if and when future evidence allows for a partial or full release of this valuation allowance.

In addition, we remeasured the U.K. deferred tax asset related to previously transferred intellectual property rights and corresponding U.S. deferred tax liability due to the change in the U.K.'s corporate income tax rate during 2021. As of December 31, 2021, the U.K. deferred tax asset net of valuation allowance is $1.2 billion and the corresponding U.S. deferred tax liability is $989 million.

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

As of December 31, 2021, we had $1.3 billion of gross unrecognized tax benefits, $784 million of which would affect our effective tax rate, if recognized. A reconciliation of total gross unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2021	2020	2019
Unrecognized tax benefits balance at January 1	$1,166	$1,037	$926
Gross increase for tax positions taken during a prior year	98	97	151
Gross decrease for tax positions taken during a prior year	(18)	(1)	(168)
Gross increase for tax positions taken during the current year	52	38	291
Settlement with taxing authorities	(6)	(3)	(163)
Lapse of statute of limitations	(3)	(2)	—
Unrecognized tax benefits balance at December 31	$1,289	$1,166	$1,037

As of December 31, 2021, 2020, and 2019, we had approximately $102 million, $93 million, and $72 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2021, 2020, and 2019, we recorded $11 million, $19 million, and $14 million, respectively, of interest expense related to uncertain tax positions.

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

20. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Consolidated net income	$2,699	$2,197	$1,503

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	777	771	767
Effect of dilutive stock options and awards under the treasury stock method	7	7	4
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	784	778	771

Basic earnings per common share	$3.47	$2.85	$1.96
Diluted earnings per common share	$3.44	$2.82	$1.95

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the For the Years Ended December 31,
	2021	2020	2019
Restricted stock units with performance measures not yet met	2	2	2
Anti-dilutive employee stock options	2	1	6

21. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. As of December 31, 2021, we had not repurchased any shares under this program and are restricted from making any such repurchases during the period between the execution of the Merger Agreement with Microsoft and the effective time of the Merger Agreement.

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share. Such dividend is payable on May 6, 2022 to shareholders of record at the close of business on April 15, 2022.

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

22. Commitments and Contingencies

Commitments and Obligations

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products which may include obtaining rights to intellectual property, and for hosting services to support our games and our administrative functions. Under these agreements, we commit to provide specified payments to a lessor, developer, or hosting provider, as the case may be, based upon contractual arrangements. The payments to third-party developers are generally conditioned upon the achievement by the developers of contractually specified development milestones. Further, these payments to third-party developers typically are deemed to be advances and, as such, are recoupable against future royalties earned by the developer based on sales of the related game. Additionally, we also enter into arrangements in which we commit to spend specified amounts for marketing to support and promote our content and services. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2021, are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations (1)
	Facility and Equipment Leases	Developer and Hosting	Marketing	Long-Term Debt Obligations (2)	Total
For the years ending December 31,
2022	$86	$149	$167	$105	$507
2023	81	104	115	105	405
2024	64	12	—	105	181
2025	43	—	—	105	148
2026	21	—	—	955	976
Thereafter	15	—	—	4,102	4,117
Total	$310	$265	$282	$5,477	$6,334

(1)We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of the potential issue resolution of the underlying matters. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or (b) the years relating to the matters for certain jurisdictions are not currently under audit. At December 31, 2021, we had $483 million of net unrecognized tax benefits included in “Other liabilities,” in our consolidated balance sheet.

Additionally, at December 31, 2021, we have a remaining net Transition Tax liability of $142 million associated with the U.S. Tax Reform Act. The remaining Transition Tax liability is payable over the next five years and is not reflected in our Contractual Obligations table above.

(2)Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments for our outstanding unsecured notes, which are subject to fixed interest rates, as of December 31, 2021. There was no outstanding balance under our Revolver as of December 31, 2021. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2021. Refer to Note 13 for additional information on our debt obligations.

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

Pending EEOC Settlement

In September 2021, we entered into a proposed consent decree with the U.S. Equal Employment Opportunity Commission (the “EEOC”) to settle claims regarding certain employment practices. The consent decree is subject to approval by the United States District Court, Central District of California, and, among other things, provides for the creation of an $18 million settlement fund for eligible claimants; upgrading Company policies, practices, and training to further prevent and eliminate harassment and discrimination in its workplaces, including implementing an expanded performance review system with a new equal opportunity focus; and providing ongoing oversight and review of the Company’s training programs, investigation policies, disciplinary framework and compliance by appointing a third-party equal opportunity consultant whose findings will be regularly reported to our Board of Directors as well as the EEOC. There can be no assurance that the consent decree will be approved by the court. The California Department of Fair Employment and Housing (the “DFEH”) filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund; that motion was denied. The DFEH filed a notice of appeal of the order denying the DFEH’s motion to intervene. The DFEH filed a motion to stay the matter pending appeal; that motion was denied.

Other Pending Employment-Related Matters

On July 20, 2021, the DFEH filed a complaint (the “DFEH Matter”) in the Los Angeles County Superior Court of the State of California against Activision Blizzard, Blizzard Entertainment and Activision Publishing (together, the “Defendants”) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The DFEH filed a First Amended Complaint in the DFEH Matter on August 23, 2021. The Defendants moved to dismiss the First Amended Complaint; the motion was heard on February 15, 2022. The Defendants’ motion was denied in part and granted in part, with the DFEH having leave to further amend with respect to the granted portion. In addition, the Company’s Board of Directors recently received notice of an investigation by the DFEH and investigatory subpoenas.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiffs purport to represent a class of Activision shareholders who purchased stock between February 28, 2017 and November 16, 2021, and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company and five current or former officers. Beginning on August 6, 2021, three putative shareholder derivative actions were filed in California Superior Court, County of Los Angeles, and those cases have now been consolidated in an action entitled York County on Behalf of County of York Retirement Fund v. Robert A. Kotick, et al., Case No. 21STCV28949. On November 15, 2021, a putative shareholder derivative action was filed in the United States District Court, Central District of California, entitled Luke Kahnert v. Robert A. Kotick, et al., Case No. 2:21-cv-08968-PA-JEM. The putative derivative actions collectively assert claims on the Company’s behalf against thirteen current or former officers and directors for breach of fiduciary duty, corporate waste, unjust enrichment, misappropriation, contribution, and alleged violation of Section 14(a) of the Exchange Act based on allegations similar to those in the DFEH Matter and in the securities class action. The Company is named as a nominal defendant. In addition, the plaintiffs in the Kahnert action have sought leave to amend their complaint to assert putative class claims for breach of fiduciary duty against the Company’s directors in connection with the proposed acquisition by Microsoft, along with an aiding and abetting claim against Microsoft.

The Company is cooperating with an investigation by the U.S. Securities and Exchange Commission (the “SEC”) regarding disclosures on employment matters and related issues including responding to subpoenas from the SEC. The SEC has also issued subpoenas to a number of current and former executives and other employees in connection with this matter.

We are unable to predict the impact of the above matters on our business, financial condition, results of operations, or liquidity at this time.

Legal Proceedings Regarding the Merger

On February 24, 2022, one complaint was filed in the United States District Court for the Southern District of New York and one complaint was filed in the United States District Court for the Central District of California, each against the Company and its directors: Stein v. Activision Blizzard, Inc. et al., No. 1:22-cv-01560 (S.D.N.Y.); and Watson v. Activision Blizzard, Inc. et al., No. 2:22-cv-01268 (C.D. Cal.). The complaints each assert violations of Section 14(a) and Section 20(a) of the Exchange Act and allege that the preliminary proxy statement filed in connection with the proposed transaction between the Company and Microsoft omitted certain purportedly material information which rendered the preliminary proxy statement incomplete and misleading. Specifically, the complaints allege that the preliminary proxy statement failed to disclose material information regarding the sales process, the Company’s projections and the financial analyses of the Company’s financial advisor. Each complaint seeks, among other things, an order to enjoin the transaction unless and until additional disclosures are issued; and, if the transaction closes, damages. It is possible additional lawsuits against the Company, our Board of Directors or the Company’s officers may be filed prior to the consummation of the transaction.

Letters of Credit

As described in Note 13, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2021, we did not have any letters of credit issued or outstanding under the Revolver.

23. Subsequent Events

Merger Agreement

On January 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microsoft and Anchorage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Microsoft, in which we agreed to be acquired for $95.00 in cash per issued and outstanding share of our common stock, par value $0.000001 per share (the “Shares”) in an all-cash transaction. Pursuant to the terms of the Merger Agreement, our acquisition will be accomplished through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Microsoft.

Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each Share (other than Shares (1) held by the Company as treasury stock (excluding certain Shares held by a wholly owned subsidiary of the Company, which shares will remain outstanding and unaffected by the Merger), (2) owned by Microsoft or Merger Sub, (3) owned by any direct or indirect wholly owned subsidiary of Microsoft or Merger Sub or (4) held by stockholders who have neither voted in favor of adoption of the Merger Agreement nor consented thereto in writing and who have properly and validly exercised their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law, in each case immediately prior to the Effective Time) issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $95.00 in cash, without interest. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement in connection with our entry into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to us receiving stockholder approval of the Merger, or termination by Microsoft upon a Company Board Recommendation Change (as defined in the Merger Agreement), in each case, if certain other conditions are met. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to (1) $2.0 billion if the termination notice is provided prior to January 18, 2023, (2) $2.5 billion if the termination notice is provided after January 18, 2023, and prior to April 18, 2023, or (3) $3.0 billion if the termination notice is provided at any time after April 18, 2023.

The consummation of the Merger is subject to customary closing conditions, including, among others, (1) the approval and adoption of the Merger Agreement by our stockholders, (2) the absence of any court order or law prohibiting (or seeking to prohibit) the consummation of the Merger, (3) the termination or expiration of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and specified approvals under certain other antitrust and foreign investment laws, subject to certain limitations, (4) compliance by us and Microsoft in all material respects with our respective obligations under the Merger Agreement, and (5) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Microsoft, respectively, as of the signing date and the closing date.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2021
Allowances for sales returns and price protection and other allowances	$63	$3	$(49)	$17
Valuation allowance for deferred tax assets	$228	$52	$(2)	$278
At December 31, 2020
Allowances for sales returns and price protection and other allowances	$118	$(29)	$(26)	$63
Valuation allowance for deferred tax assets	$181	$49	$(2)	$228
At December 31, 2019
Allowances for sales returns and price protection and other allowances	$186	$11	$(79)	$118
Valuation allowance for deferred tax assets	$61	$127	$(7)	$181

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
2.1
Agreement and Plan of Merger, dated as of January 18, 2022, by and among Microsoft Corporation, Anchorage Merger Sub Inc. and Activision Blizzard, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K, filed January 19, 2022).

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).
3.2	Fifth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of January 17, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed January 19, 2022).
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

4.5	Form of certificate for the Company’s 3.400% Unsecured Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed September 19, 2016).
4.6	Form of certificate for the Company’s 3.400% Unsecured Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).
4.7	Form of certificate for the Company’s 1.350% Unsecured Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed August 10, 2020).
4.8	Form of certificate for the Company’s 4.500% Unsecured Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).
4.9	Form of certificate for the Company’s 2.500% Unsecured Senior Notes Due 2050 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed August 10, 2020).
4.10	Description of Securities.
10.1*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated on June 7, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 2012).
10.2*	Amended and Restated Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed May 4, 2017).
10.3*	Activision Blizzard, Inc. KDE Equity Incentive Plan, amended as of November 1, 2016 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year ended December 31, 2016).
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

Exhibit Number	Exhibit
10.6*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of July 29, 2014) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2014).

10.7*
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

10.9*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of March 2, 2017) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended March 31, 2017).

10.10*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 26, 2018) (incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2018).

10.11*
Form of Notice of Stock Option Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 4, 2019) (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2019).

10.12*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 4, 2019) (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2019).

10.13*
Form of Notice of Stock Option Awards for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of November 18, 2020) (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2020).

10.14*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of December 4, 2020) (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K for the year ended December 31, 2020).

10.15*	Form of Notice of Stock Option Awards for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021).
10.16*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021).

10.17*	Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021).
10.18*	Form of Notice of Performance-Vesting Restricted Share unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021).
10.19*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended June 30, 2014).
10.20*	Activision Blizzard, Inc. Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015).
10.21*	Employment Agreement, dated as of October 1, 2016, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed November 25, 2016).
10.22*	Extension Amendment, dated as of April 28, 2021, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 29, 2021).
10.23*	Form of Notice of 2018 Stock Option Award to Robert A. Kotick (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2018).
10.24*	Form of Notice of 2019 Stock Option Award to Robert A. Kotick (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2019).
10.25*
Corrected Employment Agreement, dated as of April 1, 2021, between Activision Blizzard, Inc. and Armin Zerza (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2021).

10.26*	Employment Agreement, dated as of February 25, 2019, between Dennis Durkin and the Company (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2018).
10.27*	Employment Agreement, dated March 9, 2020, between Activision Blizzard, Inc. and Daniel Alegre (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed March 11, 2020).
10.28*	Employment Agreement, dated as of February 1, 2021, between Activision Blizzard, Inc. and Brian Bulatao.
10.29*	Employment Agreement, dated as of May 17, 2021, between Activision Blizzard, Inc. and Grant Dixton.

Exhibit Number	Exhibit
10.30*	Employment Agreement, dated as of July 24, 2019, between Claudine Naughton and the Company (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K for the year ended December 31, 2019).
10.31*
Separation Agreement with Reaffirmation between Claudine Naughton and Activision Blizzard, Inc. dated September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2021).

10.32*
Employment Agreement, dated as of November 1, 2016, between Chris B. Walther and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quartered ended March 31, 2019).

10.33*	Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of December 3, 2021.
10.34
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

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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
Date: February 25, 2022

ACTIVISION BLIZZARD, INC.
By:	/s/ ROBERT A. KOTICK
Robert A. Kotick Director and Chief Executive Officer of Activision Blizzard, Inc. (Principal Executive Officer)
________________________________________________________________________________________________________________________
POWER OF ATTORNEY
Each individual whose signature appears below constitutes and appoints Robert A. Kotick and Armin Zerza and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his, her, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ROBERT A. KOTICK	Director, Chief Executive Officer (Principal Executive Officer)	February 25, 2022
(Robert A. Kotick)
By:	/s/ ARMIN ZERZA	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
(Armin Zerza)
By:	/s/ JESSE YANG	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
(Jesse Yang)
By:	/s/ REVETA BOWERS	Director	February 25, 2022
(Reveta Bowers)
By:	/s/ ROBERT J. CORTI	Director	February 25, 2022
(Robert J. Corti)
By:	/s/ HENDRIK J. HARTONG III	Director	February 25, 2022
(Hendrik J. Hartong III)
By:	/s/ BRIAN G. KELLY	Chairman of the Board and Director	February 25, 2022
(Brian G. Kelly)
By:	/s/ BARRY MEYER	Director	February 25, 2022
(Barry Meyer)
By:	/s/ ROBERT J. MORGADO	Director	February 25, 2022
(Robert J. Morgado)
By:	/s/ PETER NOLAN	Director	February 25, 2022
(Peter Nolan)
By:	/s/ DAWN OSTROFF	Director	February 25, 2022
(Dawn Ostroff)
By:	/s/ CASEY WASSERMAN	Director	February 25, 2022
(Casey Wasserman)