Form 10-Q
period 2022-03-31
Activision Blizzard, Inc.
filed 2022-05-03
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at April 26, 2022 was 781,881,472.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, statements reflecting our views about our future performance that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; (4) statements regarding the proposed transaction between Activision Blizzard, Inc. and Microsoft Corporation (“Microsoft”) (such transaction, “the proposed transaction with Microsoft”), including any statements regarding the expected timetable for completing the proposed transaction with Microsoft, the ability to complete the proposed transaction with Microsoft, and the expected benefits of the proposed transaction with Microsoft; and (5)  statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the risk that the proposed transaction with Microsoft may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; the failure to satisfy the conditions to the consummation of the proposed transaction with Microsoft, including the receipt of certain governmental and regulatory approvals; the occurrence of any event, change, or other circumstance that could give rise to the termination of the Agreement and Plan of Merger, dated as of January 18, 2022, by and among Activision Blizzard, Microsoft, and Anchorage Merger Sub Inc., a wholly owned subsidiary of Microsoft (the “Merger Agreement”); the effect of the announcement or pendency of the proposed transaction with Microsoft on our business relationships, operating results, and business generally; risks that the proposed transaction with Microsoft disrupts our current plans and operations and potential difficulties in employee retention as a result of the proposed transaction with Microsoft; risks related to diverting management’s attention from ongoing business operations; the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement or the transactions contemplated thereby; restrictions during the pendency of the proposed transaction with Microsoft that may impact our ability to pursue certain business opportunities or strategic transactions; the potential for receipt of alternative acquisition proposals from potential acquirors; the global impact of the ongoing COVID-19 pandemic (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers, distributors, and manufacturers who sell our physical products to customers and the platform providers on whose networks and consoles certain of our games are available; effects on our ability to release our content in a timely manner and with effective quality control; effects on our ability to prevent cyber-security incidents while our workforce is disbursed; effects on the operations of our professional esports leagues; the impact of large-scale intervention by the Federal Reserve and other central banks around the world, including the impact on interest rates; increased demand for our games due to stay-at-home orders and curtailment of other forms of entertainment, which may not be sustained and may fluctuate as stay-at-home orders are reduced, lifted, and/or reinstated; macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; negative impacts on our business from concerns regarding our workplace; our ability to attract, retain, and motivate skilled personnel; competition; concentration of revenue among a small number of franchises; negative impacts from unionization or attempts to unionize by our workforce; rapid changes in technology and industry standards; increasing importance of revenues derived from digital distribution channels; our ability to manage growth in the scope and complexity of our business; substantial influence of third-party platform providers over our products and costs; success and availability of video game consoles manufactured by third parties, including our ability to predict the consoles that will be most successful in the marketplace and develop commercially-successful products for those consoles; risks associated with the free-to-play business model, including our dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; risks and uncertainties of conducting business outside the United States (the “U.S.”), including the need for regulatory approval to operate, impacts on our business arising from the current conflict between Russia and Ukraine, the relatively weaker protection for our intellectual property rights, and the impact of cultural differences on consumer preferences; risks associated with the retail sales business model; our ability to realize the expected benefits of our recent restructuring actions; difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of strategic transactions; the seasonality in the sale of our products; fluctuation in our recurring business; risks relating to behavior of our distributors, retailers, development, and licensing partners, or other affiliated third parties that may harm our brands or business operations; our reliance on tools and technologies owned by third parties; risks associated with our use of open source software; risks associated with undisclosed content or features that may result in consumers’ refusal to buy or retailers’ refusal to sell our products; risks associated with objectionable consumer- or other third-party-created content; outages, disruptions or degradations in our services, products, and/or technological infrastructure; data breaches, fraudulent activity, and other cybersecurity risks; significant disruption during our live events; risks related to the impacts of catastrophic events; climate change; provisions in our corporate documents that may make it more difficult for any person to acquire control of our company; ongoing legal proceedings related to workplace concerns and otherwise, including the impact of the complaint filed in 2021 by the California Department of Fair Employment and Housing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act and separate investigations and complaints by other parties and regulators related to certain employment practices and related disclosures; successful implementation of the requirements of the court-approved consent decree with the Equal Employment Opportunity Commission; intellectual property claims; increasing regulation in key territories; regulation relating to the Internet, including potential harm from laws impacting “net neutrality”; regulation concerning data privacy, including China’s recently passed Personal Information Protection Law; scrutiny regarding the appropriateness of our games’ content, including ratings assigned by third parties; changes in tax rates and/or tax laws or exposure to additional tax liabilities; fluctuations in currency exchange rates; impacts of changes in financial accounting standards; insolvency or business failure of any of our business partners, which has been magnified as a result of the COVID-19 pandemic; risks associated with our reliance on consumer discretionary spending; and the other factors included in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At March 31, 2022	At December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,967	$10,423
Accounts receivable, net of allowances of $31 and $36, at March 31, 2022 and December 31, 2021, respectively	530	972
Software development	433	449
Other current assets	556	712
Total current assets	12,486	12,556
Software development	289	211
Property and equipment, net	174	169
Deferred income taxes, net	1,308	1,377
Other assets	511	497
Intangible assets, net	445	447
Goodwill	9,799	9,799
Total assets	$25,012	$25,056

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$207	$285
Deferred revenues	835	1,118
Accrued expenses and other liabilities	1,249	1,008
Total current liabilities	2,291	2,411
Long-term debt, net	3,608	3,608
Deferred income taxes, net	375	506
Other liabilities	907	932
Total liabilities	7,181	7,457
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,210,312,481 and 1,207,729,623 shares issued at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	11,927	11,715
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2022 and December 31, 2021	(5,563)	(5,563)
Retained earnings	12,053	12,025
Accumulated other comprehensive loss	(586)	(578)
Total shareholders’ equity	17,831	17,599
Total liabilities and shareholders’ equity	$25,012	$25,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Net revenues
Product sales	$386	$675
In-game, subscription, and other revenues	1,382	1,600
Total net revenues	1,768	2,275

Costs and expenses
Cost of revenues—product sales:
Product costs	91	140
Software royalties, amortization, and intellectual property licenses	81	112
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	288	296
Software royalties, amortization, and intellectual property licenses	19	30
Product development	346	353
Sales and marketing	252	237
General and administrative	214	282
Restructuring and related costs	(2)	30
Total costs and expenses	1,289	1,480

Operating income	479	795
Interest and other expense (income), net (Note 12)	14	30
Income before income tax expense	465	765
Income tax expense	70	146
Net income	$395	$619

Earnings per common share
Basic	$0.51	$0.80
Diluted	$0.50	$0.79

Weighted-average number of shares outstanding
Basic	780	775
Diluted	786	783

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2022	2021
Net income	$395	$619
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(4)	(5)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(5)	29
Unrealized gains (losses) on available-for-sale securities, net of tax	1	(2)
Total other comprehensive income (loss)	$(8)	$22
Comprehensive income	$387	$641

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$395	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(64)	3
Non-cash operating lease cost	18	16
Depreciation and amortization	24	33
Amortization of capitalized software development costs and intellectual property licenses (1)	75	106
Share-based compensation expense (2)	98	151
Realized and unrealized gain on equity investment	(11)	—
Other	(11)	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	440	276
Software development and intellectual property licenses	(104)	(84)
Other assets	125	(2)
Deferred revenues	(278)	(204)
Accounts payable	(76)	(70)
Accrued expenses and other liabilities	11	11
Net cash provided by operating activities	642	844
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	22	16
Purchases of available-for-sale investments	—	(80)
Capital expenditures	(15)	(22)
Net cash provided by (used in) investing activities	7	(86)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	16	29
Tax payment related to net share settlements on restricted stock units	(113)	(124)
Net cash used in financing activities	(97)	(95)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	(28)
Net increase in cash and cash equivalents and restricted cash	542	635
Cash and cash equivalents and restricted cash at beginning of period	10,438	8,652
Cash and cash equivalents and restricted cash at end of period	$10,980	$9,287

Supplemental cash flow information - Non-cash financing activities:
Dividends payable	$367	$365

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2022 and March 31, 2021
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,208	$—	(429)	$(5,563)	$11,715	$12,025	$(578)	$17,599
Components of comprehensive income:
Net income	—	—	—	—	—	395	—	395
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	(8)
Issuance of common stock pursuant to employee stock options	—	—	—	—	15	—	—	15
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(131)	—	—	(131)
Settlement of liability-classified awards in restricted stock units (Note 10)	—	—	—	—	204	—	—	204
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	124	—	—	124
Dividends ($0.47 per common share)	—	—	—	—	—	(367)	—	(367)
Balance at March 31, 2022	1,210	$—	(429)	$(5,563)	$11,927	$12,053	$(586)	$17,831

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,203	$—	(429)	$(5,563)	$11,531	$9,691	$(622)	$15,037
Components of comprehensive income:
Net income	—	—	—	—	—	619	—	619
Other comprehensive income (loss)	—	—	—	—	—	—	22	22
Issuance of common stock pursuant to employee stock options	1	—	—	—	33	—	—	33
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(165)	—	—	(165)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	150	—	—	150
Dividends ($0.47 per common share)	—	—	—	—	—	(365)	—	(365)
Balance at March 31, 2021	1,206	$—	(429)	$(5,563)	$11,549	$9,945	$(600)	$15,331
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

Merger Agreement

On January 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microsoft Corporation (“Microsoft”) and Anchorage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft agreed to acquire the Company for $95.00 per issued and outstanding share of our common stock, par value $0.000001 per share, in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the merger of Merger Sub with and into the Company (the “Merger”), the Company will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger (the “Effective Time”). We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements. The consummation of the Merger remains subject to customary closing conditions, including satisfaction of certain regulatory approvals. On April 28, 2022, the Company’s stockholders adopted the Merger Agreement at a special meeting of stockholders. The Merger is currently expected to close in Microsoft’s fiscal year ending June 30, 2023.

For additional information related to the Merger Agreement, please refer to the Definitive Proxy Statement on Schedule 14A filed with the SEC on March 21, 2022, as supplemented by the Current Report on Form 8-K filed with the SEC on April 15, 2022, as well as Part I Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2021, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

2. Software Development and Intellectual Property Licenses

Our total capitalized software development costs of $722 million and $660 million as of March 31, 2022 and December 31, 2021, respectively, primarily relate to internal development costs. As of both March 31, 2022 and December 31, 2021, capitalized intellectual property licenses were not material.

Amortization of capitalized software development costs and intellectual property licenses was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021
Amortization of capitalized software development costs and intellectual property licenses	$79	$112

3. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At March 31, 2022
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets (1):
Trade names and other	1	-	10 years	$80	$(68)	$12

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$445

(1) Beginning with the first quarter of 2022, the balances of the internally-developed franchises intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	80	(66)	14
Total definite-lived intangible assets				$1,234	$(1,220)	$14

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$447

4. Goodwill

The carrying amount of goodwill by reportable segment at both March 31, 2022 and December 31, 2021, was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Goodwill	$6,933	$190	$2,676	$9,799

5. Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at March 31, 2022 Using
	As of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$10,583	$10,583	$—	$—	Cash and cash equivalents
Foreign government treasury bills	46	46	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	107	107	—	—	Other current assets
Equity securities	61	61	—	—	Other current assets
Foreign currency forward contracts designated as hedges	21	—	21	—	Other current assets
Total	$10,818	$10,797	$21	$—

		Fair Value Measurements at December 31, 2021 Using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$10,035	$10,035	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	130	130	—	—	Other current assets
Equity securities	50	50	—	—	Other current assets
Foreign currency forward contracts designated as hedges	20	—	20	—	Other current assets
Total	$10,269	$10,249	$20	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, all of which primarily had remaining maturities of 12 months or less as of March 31, 2022, are as follows (amounts in millions):

	As of March 31, 2022		As of December 31, 2021
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$441	$21	$382	$20

For the three months ended March 31, 2022 and 2021, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

6. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of March 31, 2022 and December 31, 2021, were $0.8 billion and $1.1 billion, respectively. For the three months ended March 31, 2022, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the three months ended March 31, 2022 and March 31, 2021, $0.7 billion and $1.1 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at beginning of the period.

As of March 31, 2022, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $1.2 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.1 billion over the next 12 months, approximately $0.1 billion in the subsequent 12-month period, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

7. Debt

Credit Facilities

As of March 31, 2022 and December 31, 2021, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of March 31, 2022.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of March 31, 2022 and December 31, 2021, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At March 31, 2022		At December 31, 2021
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$866	$850	$912
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	406	400	430
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	435	500	463
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	455	400	480
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,238	1,500	1,320
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(42)		(42)
Total net carrying amount				$3,608		$3,608

We were in compliance with the terms of the notes outstanding as of March 31, 2022. As of March 31, 2022, with the exception of our 2026 Notes, which are scheduled to mature in September 2026, no other contractual principal repayments of our long-term debt were due within the next five years.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details regarding key terms under our indentures that govern our outstanding notes.

8. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Three Months Ended March 31, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2021	$(606)	$3	$25	$(578)
Other comprehensive income (loss) before reclassifications	(4)	2	6	4
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(1)	(11)	(12)
Balance at March 31, 2022	$(610)	$4	$20	$(586)

	For the Three Months Ended March 31, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)
Other comprehensive income (loss) before reclassifications	(5)	(3)	20	12
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	1	9	10
Balance at March 31, 2021	$(594)	$(7)	$1	$(600)

9. Operating Segments and Geographic Regions

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

Information on reportable segment net revenues and operating income are presented below (amounts in millions):

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$453	$265	$682	$1,400
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$453	$274	$682	$1,409

Segment operating income	$59	$53	$243	$355

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$891	$458	$609	$1,958
Intersegment net revenues (1)	—	25	—	25
Segment net revenues	$891	$483	$609	$1,983

Segment operating income	$442	$208	$203	$853

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Reconciliation to consolidated net revenues:
Segment net revenues	$1,409	$1,983
Revenues from non-reportable segments (1)	81	108
Net effect from recognition (deferral) of deferred net revenues (2)	287	209
Elimination of intersegment revenues (3)	(9)	(25)
Consolidated net revenues	$1,768	$2,275

Reconciliation to consolidated income before income tax expense:
Segment operating income	$355	$853
Operating income (loss) from non-reportable segments (1)	19	(4)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	235	132
Share-based compensation expense (4)	(98)	(151)
Amortization of intangible assets	(2)	(5)
Restructuring and related costs	2	(30)
Merger and acquisition-related fees and other expenses (5)	(32)	—
Consolidated operating income	479	795
Interest and other expense (income), net	14	30
Consolidated income before income tax expense	$465	$765

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

(4)Expenses related to share-based compensation, including $15 million for outstanding liability awards accounted for under ASC 718.

(5)Reflects fees and other expenses related to our proposed transaction with Microsoft, primarily legal and advisory fees.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, were as follows (amounts in millions):

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$616	$300	$682	$—	$(9)	$1,589
Retail channels	83	2	—	—	—	85
Other (2)	11	2	—	81	—	94
Total consolidated net revenues	$710	$304	$682	$81	$(9)	$1,768

Change in deferred revenues:
Digital online channels (1)	$(192)	$(30)	$—	$—	$—	$(222)
Retail channels	(65)	1	—	—	—	(64)
Other (2)	—	(1)	—	—	—	(1)
Total change in deferred revenues	$(257)	$(30)	$—	$—	$—	$(287)

Segment net revenues:
Digital online channels (1)	$424	$270	$682	$—	$(9)	$1,367
Retail channels	18	3	—	—	—	21
Other (2)	11	1	—	81	—	93
Total segment net revenues	$453	$274	$682	$81	$(9)	$1,481

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$965	$461	$605	$—	$(25)	$2,006
Retail channels	143	6	—	—	—	149
Other (2)	15	3	—	102	—	120
Total consolidated net revenues	$1,123	$470	$605	$102	$(25)	$2,275

Change in deferred revenues:
Digital online channels (1)	$(162)	$17	$4	$—	$—	$(141)
Retail channels	(70)	(4)	—	—	—	(74)
Other (2)	—	—	—	6	—	6
Total change in deferred revenues	$(232)	$13	$4	$6	$—	$(209)

Segment net revenues:
Digital online channels (1)	$803	$478	$609	$—	$(25)	$1,865
Retail channels	73	2	—	—	—	75
Other (2)	15	3	—	108	—	126
Total segment net revenues	$891	$483	$609	$108	$(25)	$2,066

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$460	$125	$437	$—	$(6)	$1,016
EMEA (1)	184	94	170	81	(2)	527
Asia Pacific	66	85	75	—	(1)	225
Total consolidated net revenues	$710	$304	$682	$81	$(9)	$1,768

Change in deferred revenues:
Americas	$(164)	$(11)	$1	$—	$—	$(174)
EMEA (1)	(80)	(13)	—	—	—	(93)
Asia Pacific	(13)	(6)	(1)	—	—	(20)
Total change in deferred revenues	$(257)	$(30)	$—	$—	$—	$(287)

Segment net revenues:
Americas	$296	$114	$438	$—	$(6)	$842
EMEA (1)	104	81	170	81	(2)	434
Asia Pacific	53	79	74	—	(1)	205
Total segment net revenues	$453	$274	$682	$81	$(9)	$1,481

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$725	$210	$386	$—	$(14)	$1,307
EMEA (1)	311	167	160	102	(9)	731
Asia Pacific	87	93	59	—	(2)	237
Total consolidated net revenues	$1,123	$470	$605	$102	$(25)	$2,275

Change in deferred revenues:
Americas	$(131)	$5	$5	$—	$—	$(121)
EMEA (1)	(77)	7	(1)	6	—	(65)
Asia Pacific	(24)	1	—	—	—	(23)
Total change in deferred revenues	$(232)	$13	$4	$6	$—	$(209)

Segment net revenues:
Americas	$594	$215	$391	$—	$(14)	$1,186
EMEA (1)	234	174	159	108	(9)	666
Asia Pacific	63	94	59	—	(2)	214
Total segment net revenues	$891	$483	$609	$108	$(25)	$2,066

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 51% and 50% of consolidated net revenues for the three months ended March 31, 2022 and 2021, respectively. The Company’s net revenues in the United Kingdom (“U.K.”) were 10% and 11% of consolidated net revenues for the three months ended March 31, 2022 and 2021, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended March 31, 2022 or 2021.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$460	$24	$—	$—	$—	$484
PC	124	251	17	—	(9)	383
Mobile and ancillary (1)	115	27	665	—	—	807
Other (2)	11	2	—	81	—	94
Total consolidated net revenues	$710	$304	$682	$81	$(9)	$1,768

Change in deferred revenues:
Console	$(216)	$(5)	$—	$—	$—	$(221)
PC	(62)	(18)	—	—	—	(80)
Mobile and ancillary (1)	21	(6)	—	—	—	15
Other (2)	—	(1)	—	—	—	(1)
Total change in deferred revenues	$(257)	$(30)	$—	$—	$—	$(287)

Segment net revenues:
Console	$244	$19	$—	$—	$—	$263
PC	62	233	17	—	(9)	303
Mobile and ancillary (1)	136	21	665	—	—	822
Other (2)	11	1	—	81	—	93
Total segment net revenues	$453	$274	$682	$81	$(9)	$1,481

	Three Months Ended March 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$774	$25	$—	$—	$—	$799
PC	201	422	24	—	(25)	622
Mobile and ancillary (1)	133	20	581	—	—	734
Other (2)	15	3	—	102	—	120
Total consolidated net revenues	$1,123	$470	$605	$102	$(25)	$2,275

Change in deferred revenues:
Console	$(167)	$(6)	$—	$—	$—	$(173)
PC	(61)	17	(1)	—	—	(45)
Mobile and ancillary (1)	(4)	2	5	—	—	3
Other (2)	—	—	—	6	—	6
Total change in deferred revenues	$(232)	$13	$4	$6	$—	$(209)

Segment net revenues:
Console	$607	$19	$—	$—	$—	$626
PC	140	439	23	—	(25)	577
Mobile and ancillary (1)	129	22	586	—	—	737
Other (2)	15	3	—	108	—	126
Total segment net revenues	$891	$483	$609	$108	$(25)	$2,066

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At March 31, 2022	At December 31, 2021
Long-lived assets* by geographic region:
Americas	$266	$264
EMEA	114	122
Asia Pacific	19	20
Total long-lived assets by geographic region	$399	$406

*    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

10. Share-Based Payments

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2021	9,133	$57.77
Granted	—	—
Exercised	(314)	46.45
Forfeited	(53)	67.06
Expired	(21)	65.84
Outstanding stock options at March 31, 2022	8,745	$58.10	6.69	$205
Vested and expected to vest at March 31, 2022	8,484	$57.39	6.63	$204
Exercisable at March 31, 2022	6,041	$50.03	5.95	$183

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

At March 31, 2022, $25 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.12 years.

Restricted Stock Units (“RSUs”) Activity

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2021	13,258	$75.51
Granted	4,337	80.55
Vested	(3,891)	76.81
Forfeited	(742)	85.47
Unvested RSUs at March 31, 2022	12,962	$76.30

As of December 31, 2021, we had recorded a share-based compensation liability related to compensation payments under our annual performance plans for 2021 which the Company determined to settle amounts not yet paid in stock as opposed to cash. During the three months ended March 31, 2022, we settled the share-based compensation liability by granting 2,777 thousand RSUs that vested during the first quarter shortly after grant. The number of shares issued was based on the Company’s closing stock price on the date of grant. The impact of this settlement was recorded in “Additional Paid-In-Capital” in our condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2022.

At March 31, 2022, $511 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 1.70 years. Of the total unrecognized compensation cost, $40 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.37 years.

11. Restructuring

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity from certain parts of our business. We substantially completed all actions under our plan and accrued for these costs accordingly as of December 31, 2021. The remaining activity under the plan is primarily related to cash outlays to be made over time to impacted personnel.

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” and “Other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee related costs	Other costs	Total
Balance at December 31, 2021	$64	$21	$85
Cash payments	(12)	(8)	(20)
Non-cash charge and other adjustment	(3)	—	(3)
Balance at March 31, 2022	$49	$13	$62

12. Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021
Interest income	$(1)	$(1)
Interest expense from debt and amortization of debt discount and deferred financing costs	27	28
Realized and unrealized loss (gain) on equity investment (Note 5)	(11)	—
Other expense (income), net	(1)	3
Interest and other expense (income), net	$14	$30

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

The income tax expense of $70 million for the three months ended March 31, 2022, reflects an effective tax rate of 15%, which is lower than the effective tax rate of 19% for the three months ended March 31, 2021, primarily due to lower taxes on foreign earnings, a decrease in non-deductible compensation and lower state taxes, partially offset by a reduction of excess tax benefits from share-based payments.

The effective tax rate of 15% for the three months ended March 31, 2022, is lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and the recognition of U.S. research and development credits.

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

14. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Consolidated net income	$395	$619

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	780	775
Effect of dilutive stock options and awards under the treasury stock method	6	8
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	786	783

Basic earnings per common share	$0.51	$0.80
Diluted earnings per common share	$0.50	$0.79

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021
Restricted stock units with performance measures not yet met	3	3
Anti-dilutive employee stock options	2	2

15. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. As of March 31, 2022, we had not repurchased any shares under this program and are restricted from making any such repurchases during the period between the execution of the Merger Agreement with Microsoft and the Effective Time without Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed).

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share. Such dividend is payable on May 6, 2022 to shareholders of record at the close of business on April 15, 2022. We have recorded $367 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2022.

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

EEOC Settlement

In September 2021, we entered into a proposed consent decree with the U.S. Equal Employment Opportunity Commission (the “EEOC”) to settle claims regarding certain employment practices. The consent decree was approved by the United States District Court, Central District of California on March 29, 2022. The consent decree, among other things, provides for the creation of an $18 million settlement fund for eligible claimants; upgrading Company policies, practices, and training to further prevent and eliminate harassment and discrimination in its workplaces, including implementing an expanded performance review system with a new equal opportunity focus; and providing ongoing oversight and review of the Company’s training programs, investigation policies, disciplinary framework and compliance by appointing a third-party equal opportunity consultant for the next three years whose findings will be regularly reported to the EEOC and shared with our Board of Directors. The California Department of Fair Employment and Housing (the “DFEH”) filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund; that motion was denied. The DFEH filed a notice of appeal of the order denying the DFEH’s motion to intervene. The DFEH’s opening brief for its appeal of the Court’s order denying its motion to intervene is due to the United States Court of Appeals for the Ninth Circuit on May 18, 2022. On April 19, 2022, DFEH filed a second motion to intervene with the District Court.

Pending Employment-Related Matters

On July 20, 2021, the DFEH filed a complaint (the “DFEH Matter”) in the Los Angeles County Superior Court of the State of California against Activision Blizzard, Blizzard Entertainment and Activision Publishing (together, the “Defendants”) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The DFEH filed a First Amended Complaint in the DFEH Matter on August 23, 2021. The Defendants moved to dismiss the First Amended Complaint; the motion was heard on February 15, 2022. The Defendants’ motion was denied in part and granted in part, and the DFEH did not amend with respect to the granted portion. The DFEH has moved to strike the Company’s answer. In addition, in January 2022, the Company’s Board of Directors received notice of an investigation by the DFEH and investigatory subpoenas.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiffs purport to represent a class of Activision shareholders who purchased stock between February 28, 2017 and November 16, 2021, and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company and five current or former officers. An amended complaint was filed on December 3, 2021 and, in an order dated April 18, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend.

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

The Company is cooperating with an investigation by the SEC regarding disclosures on employment matters and related issues including responding to subpoenas from the SEC. The SEC has also issued subpoenas to a number of current and former executives and other employees in connection with this matter.

We are unable to predict the impact of the above pending matters on our business, financial condition, results of operations, or liquidity at this time.

Legal Proceedings Regarding the Merger

Following the announcement of the proposed transaction with Microsoft, complaints were filed in the United States District Court for the Southern District of New York, the United States District Court for the Eastern District of New York, the United States District Court for the Central District of California, the United States District Court for the Eastern District of Pennsylvania and the United States District Court for the District of Delaware against the Company and its directors: Stein v. Activision Blizzard, Inc. et al., No. 1:22-cv-01560 (S.D.N.Y.); Perry v. Activision Blizzard, Inc. et al., No. 1:22-cv-02074 (S.D.N.Y.); Whitfield v. Activision Blizzard, Inc. et al., 2:22-cv-01182 (E.D.N.Y.); Lande v. Activision Blizzard, Inc. et al., No. 1:22-cv-01267 (E.D.N.Y.); Watson v. Activision Blizzard, Inc. et al., No. 2:22-cv-01268 (C.D. Cal.); Rubin v. Activision Blizzard, Inc. et al., No. 2:22-cv-01343 (C.D. Cal.); Baker v. Activision Blizzard, Inc. et al., No. 2:22-cv00875 (E.D. Pa.); and David v. Activision Blizzard, Inc. et al., No. 1:22-cv-00339 (D. Del.). The complaints each assert violations of Section 14(a) and Section 20(a) of the Exchange Act and allege that the preliminary proxy statement filed in connection with the proposed transaction between the Company and Microsoft omitted certain purportedly material information which rendered the preliminary proxy statement incomplete and misleading. Specifically, the complaints allege that the preliminary proxy statement failed to disclose material information regarding the sales process, the Company’s projections and the financial analyses of the Company’s financial advisor. The complaints sought, among other things, an order to enjoin the transaction unless additional disclosures were issued; and, if the transaction closes, damages. The Watson complaint also alleges that the Company’s directors entered into the transaction for self-interested reasons, including receipt of personal benefits in the transaction. As of May 3, 2022, plaintiffs filed notices to voluntarily dismiss the complaints in Stein, Baker, Whitfield and Perry.

Following the announcement of the proposed transaction with Microsoft, the Company also received several demand letters from purported stockholders and two lawsuits, Sjunde AP-Fonden v. Activision Blizzard, Inc., No. 2022-0281-KSJM (Del. Ch.) and New York City Employees’ Retirement System et. al. v. Activision Blizzard, Inc., No. 2022-0365 (No. C.A.) (together the “220 Complaints”), for books and records pursuant to 8 Del. C. § 220. Among other things, the demand letters and the 220 Complaints seek to investigate purported breaches of fiduciary duty related to the proposed transaction. Specifically, the demands seek to investigate Mr. Kotick’s role in the proposed transaction with one of the demands alleging that Mr. Kotick’s position at the Company was at risk given workplace issues and he chose to pursue a transaction rather than resign. Such demand further alleges that Mr. Kotick agreed to a price range without authorization from our Board of Directors and that our Board of Directors allowed Mr. Kotick to control the transaction process. Such demand also alleges that the transaction price is inadequate because Microsoft’s opportunistic offer took advantage of the Company’s purportedly depressed stock price and that management may have attempted to validate the consideration through downward adjustments to the Company’s long-range plan.

The Company received a voluntary request for information from the SEC and a grand jury subpoena from the DOJ, both of which appear to relate to their respective investigations into trading by third parties – including persons known to the Company’s CEO – in securities prior to the announcement of the proposed transaction with Microsoft. The Company has informed these authorities that it intends to be fully cooperative with these investigations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Activision Blizzard, Inc. is a leading global developer and publisher of interactive entertainment content and services. We develop and distribute content and services on video game consoles, personal computers ("PCs"), and mobile devices. We also operate esports leagues and offer digital advertising within some of our content. The terms “Activision Blizzard,” the “Company,” “we,” “us,” and “our” are used to refer collectively to Activision Blizzard, Inc. and its subsidiaries.

Merger Agreement

On January 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Microsoft Corporation (“Microsoft”) and Anchorage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft agreed to acquire the Company for $95.00 per issued and outstanding share of our common stock, par value $0.000001 per share, in an all-cash transaction. Pursuant to the Merger Agreement, following consummation of the merger of Merger Sub with and into the Company (the “Merger”), the Company will be a wholly-owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements. The consummation of the Merger remains subject to customary closing conditions, including satisfaction of certain regulatory approvals. On April 28, 2022, the Company’s stockholders adopted the Merger Agreement at a special meeting of stockholders. The Merger is currently expected to close in Microsoft’s fiscal year ending June 30, 2023.

For additional information related to the Merger Agreement, please refer to the Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022, as supplemented by the Current Report on Form 8-K filed with the SEC on April 15, 2022,as well as Part I Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2021, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

Employment Matters

We are subject to legal proceedings regarding our workplace and are experiencing adverse effects related to these proceedings and to concerns raised about our workplace. For information about these matters, see Note 16 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product franchises include: Warcraft, which includes World of Warcraft, a subscription-based massive multi-player online role-playing game, and Hearthstone, an online collectible card game based in the Warcraft universe; Diablo, an action role-playing franchise; and Overwatch, a team-based first-person action franchise. Blizzard also includes the activities of the Overwatch League, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on mobile platforms. King’s key product franchise is Candy Crush™, a “match three” franchise.

Other

We also engage in other businesses that do not represent reportable segments, including our Activision Blizzard Distribution (“Distribution”) business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

For the three months ended March 31, 2022, financial results included:

•consolidated net revenues decreased 22% to $1.8 billion and consolidated operating income decreased 40% to $479 million, as compared to consolidated net revenues of $2.3 billion and consolidated operating income of $795 million in 2021;

•diluted earnings per common share decreased 37% to $0.50, as compared to $0.79 in 2021; and

•cash flows from operating activities were approximately $642 million, a decrease of 24%, as compared to $844 million in 2021.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended March 31, 2022, include a net effect of $287 million and $235 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

The percentages of our consolidated net revenues from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Three Months Ended March 31,
	2022	2021
Point-in-time (1)	9%	11%
Over-time and other (2)	91%	89%

(1)Revenues recognized at a “point-in-time” are primarily comprised of the portion of revenues from software products that are recognized when the customer takes control of the product (i.e., upon delivery of the software product) and revenues from our Distribution business.

(2)Revenues recognized “over-time and other revenue” are primarily comprised of revenues associated with the online functionality of our games, in-game purchases, and subscriptions.

Summary of Title Release Dates

Below is a summary of release dates for titles that are discussed throughout our analysis for our operating metrics, our consolidated results, and operating segment results.

Title	Release Date
Call of Duty: Vanguard	November 2021, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Vanguard Season 1 content and Call of Duty: Warzone Pacific on December 8, 2021
Call of Duty: Black Ops Cold War	November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020 through December 8, 2021
Call of Duty: Modern Warfare	October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone from its release in March 2020 through December 16, 2020
Diablo II: Resurrected	September 2021
World of Warcraft: Burning Crusade Classic	June 2021
World of Warcraft: Shadowlands	November 2020

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Net bookings	$1,481	$2,066	$(585)
In-game net bookings	$1,011	$1,343	$(332)

Net bookings

The decrease in net bookings for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to:

•a $438 million decrease in Activision net bookings, driven by lower net bookings from (1) Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, and (2) Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare; and

•a $209 million decrease in Blizzard net bookings, driven by lower net bookings from World of Warcraft.

The decrease in net bookings was partially offset by a $73 million increase in King net bookings, driven by higher net bookings from in-game player purchases and advertising in the Candy Crush franchise.

In-game net bookings

The decrease in in-game net bookings for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to:

•a $260 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Vanguard, as compared to Call of Duty: Black Ops Cold War; and

•a $111 million decrease in Blizzard in-game net bookings, driven by lower in-game net bookings from World of Warcraft.

This decrease was partially offset by a $40 million increase in King in-game net bookings, driven by the Candy Crush franchise.

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

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Activision	100	107	119	127	150
Blizzard	22	24	26	26	27
King	250	240	245	255	258
Total	372	371	390	408	435

Average MAUs for the three months ended March 31, 2022 were comparable to the three months ended December 31, 2021, as the increase in average MAUs for King, driven by the Candy Crush Franchise, was offset by lower average MAUs for Activision, driven by the Call of Duty franchise.

Average MAUs decreased by 63 million or 14% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily due to lower average MAUs for Activision, driven by the Call of Duty franchise.

Management’s Overview of Business Trends

Increased Competition for Talent

We believe that our continued success and growth is directly related to our ability to attract, retain, and develop top talent. We have seen increased competition in the market for talent and expect the competitive environment to continue at least in the short term. We have experienced challenges in both the retention of our existing talent and attraction of new talent, with our current annualized average voluntary turnover rates being higher than the prior year. If this competition, voluntary turnover, and recruiting difficulty persists, it could continue to negatively impact our ability to deliver content in a cadence that will be optimal for our business.

Upcoming Content Releases

We recently announced that Blizzard’s mobile title based on the Diablo franchise, Diablo Immortal, is expected to be released on June 2, 2022. In the second half of 2022, we also plan to release the next premium title in our Call of Duty franchise. In addition, throughout the year, we expect to deliver ongoing content for our various franchises, including continued in-game content for Call of Duty: Vanguard, which includes seasonal content updates for Call of Duty: Warzone, seasonal content updates for Call of Duty: Mobile, substantial new content for key Blizzard franchises, and continued releases of content, features, and services across King’s portfolio, with an ongoing focus on the Candy Crush franchise. We will also continue to invest in opportunities that we believe have the potential to drive our growth over the long-term, including continuing to build on our advertising initiatives and investments in mobile titles.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended March 31,
	2022		2021
Net revenues
Product sales	$386	22%	$675	30%
In-game, subscription, and other revenues	1,382	78	1,600	70
Total net revenues	1,768	100	2,275	100

Costs and expenses
Cost of revenues—product sales:
Product costs	91	24	140	21
Software royalties, amortization, and intellectual property licenses	81	21	112	17
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	288	21	296	19
Software royalties, amortization, and intellectual property licenses	19	1	30	2
Product development	346	20	353	16
Sales and marketing	252	14	237	10
General and administrative	214	12	282	12
Restructuring and related costs	(2)	—	30	1
Total costs and expenses	1,289	73	1,480	65

Operating income	479	27	795	35
Interest and other expense (income), net	14	1	30	1
Income before income tax expense	465	26	765	34
Income tax expense	70	4	146	6
Net income	$395	22%	$619	27%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021	Increase (Decrease)	% Change
Consolidated net revenues	$1,768	$2,275	$(507)	(22)%
In-game net revenues (1)	$1,134	$1,323	$(189)	(14)%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Consolidated net revenues

The decrease in consolidated net revenues for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily driven by a decrease in revenues of $555 million due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by an increase in revenues of $91 million due to higher revenues from the Candy Crush franchise.

The remaining net decrease in revenues of $43 million was driven by various other franchises and titles.

In-game net revenues

The decrease in in-game net revenues for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily driven by a decrease in in-game net revenues of $246 million due to lower in-game net revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare; and

•World of Warcraft.

This decrease was partially offset by an increase in in-game net revenues of $61 million due to higher in-game net revenues from the Candy Crush franchise.

The remaining net decrease in in-game net revenues of $4 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $40 million on our consolidated net revenues for the three months ended March 31, 2022, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income is presented below (amounts in millions):

	For the Three Months Ended March 31, 2022				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$453	$265	$682	$1,400	$(438)	$(193)	$73	$(558)
Intersegment net revenues (1)	—	9	—	9	—	(16)	—	(16)
Segment net revenues	$453	$274	$682	$1,409	$(438)	$(209)	$73	$(574)

Segment operating income	$59	$53	$243	$355	$(383)	$(155)	$40	$(498)

	For the Three Months Ended March 31, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$891	$458	$609	$1,958
Intersegment net revenues (1)	—	25	—	25
Segment net revenues	$891	$483	$609	$1,983

Segment operating income	$442	$208	$203	$853

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021
Reconciliation to consolidated net revenues:
Segment net revenues	$1,409	$1,983
Revenues from non-reportable segments (1)	81	108
Net effect from recognition (deferral) of deferred net revenues (2)	287	209
Elimination of intersegment revenues (3)	(9)	(25)
Consolidated net revenues	$1,768	$2,275

Reconciliation to consolidated income before income tax expense:
Segment operating income	$355	$853
Operating income (loss) from non-reportable segments (1)	19	(4)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	235	132
Share-based compensation expense (4)	(98)	(151)
Amortization of intangible assets	(2)	(5)
Merger and acquisition-related fees and other expenses (5)	(32)	—
Restructuring and related costs	2	(30)
Consolidated operating income	479	795
Interest and other expense (income), net	14	30
Consolidated income before income tax expense	$465	$765

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

(4)Expenses related to share-based compensation, including $15 million for outstanding liability awards accounted for under ASC 718.

(5)Reflects fees and other expenses related to our proposed transaction with Microsoft, primarily legal and advisory fees.

Segment Results

Activision

The decrease in Activision’s segment net revenues and operating income for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

The resulting decrease in Activision’s segment operating income was partially offset by:

•lower cost of sales driven by the lower revenues; and

•lower product development costs primarily driven by lower bonuses as a result of lower business performance and higher capitalization of development costs, partially offset by increased costs from expanded development personnel.

Blizzard

The decrease in Blizzard’s segment net revenues for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to lower revenues from:

•World of Warcraft; and

•Hearthstone.

The resulting decrease in Blizzard’s segment operating income was partially offset by lower product development costs, driven by an increase in capitalized development costs due to product development cycles and lower personnel bonuses due to lower business performance.

King

The increase in King’s segment net revenues and operating income for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to higher revenues from in-game player purchases and advertising in the Candy Crush franchise.

The resulting increase in King’s segment operating income was partially offset by:

•higher sales and marketing costs, primarily for the Candy Crush franchise; and

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $26 million on Activision Blizzard’s segment net revenues for the three months ended March 31, 2022, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021	Increase/ (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,589	$2,006	$(417)
Retail channels	85	149	(64)
Other (2)	94	120	(26)
Total consolidated net revenues	$1,768	$2,275	$(507)

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by higher revenues from in-game player purchases and advertising in the Candy Crush franchise.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Three Months Ended March 31,
	2022	2021	Increase/ (decrease)
Net revenues by platform:
Console	$484	$799	$(315)
PC	383	622	(239)
Mobile and ancillary (1)	807	734	73
Other (2)	94	120	(26)
Total consolidated net revenues	$1,768	$2,275	$(507)

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

The decrease in net revenues from the console platform for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

PC

The decrease in net revenues from the PC platform for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to lower revenues from:

•World of Warcraft;

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by higher revenues from Diablo II: Resurrected.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to higher revenues from in-game player purchases and advertising in the Candy Crush franchise.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended March 31, 2022	% of associated net revenues	Three Months Ended March 31, 2021	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$91	24%	$140	21%	$(49)
Software royalties, amortization, and intellectual property licenses	81	21	112	17	(31)
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	288	21	296	19	(8)
Software royalties, amortization, and intellectual property licenses	19	1	30	2	(11)
Total cost of revenues	$479	27%	$578	25%	$(99)

Cost of Revenues—Product Sales:

The decrease in product costs for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was driven by a $40 million decrease in product costs for our Distribution business due to lower revenues.

The decrease in software royalties, amortization, and intellectual property licenses related to product sales for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $16 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from World of Warcraft, as the prior year included amortization associated with the release of World of Warcraft: Shadowlands with no comparable amortization in the current period.

Cost of Revenues—In-game, Subscription, and Other Revenues:

Game operations and distribution costs for the three months ended March 31, 2022 were comparable to the three months ended March 31, 2021.

Software royalties, amortization, and intellectual property licenses related to in-game, subscription, and other revenues for the three months ended March 31, 2022 were comparable to the three months ended March 31, 2021.

Product Development (amounts in millions)

	March 31, 2022	% of consolidated net revenues	March 31, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$346	20%	$353	16%	$(7)

Product development costs for the three months ended March 31, 2022 were comparable to the three months ended March 31, 2021, as the development spend increase of $61 million, primarily as a result of increased development personnel and share-based compensation, but partially offset by lower bonuses as a result of lower business performance, was offset by a $69 million increase in capitalization of development costs driven by the timing of our game development cycles and higher development spend.

Sales and Marketing (amounts in millions)

	March 31, 2022	% of consolidated net revenues	March 31, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$252	14%	$237	10%	$15

The increase in sales and marketing expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to higher marketing spending for the Candy Crush franchise.

General and Administrative (amounts in millions)

	March 31, 2022	% of consolidated net revenues	March 31, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$214	12%	$282	12%	$(68)

The decrease in general and administrative expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to a $105 million decrease in personnel costs as a result of lower share-based compensation expense, partially offset by a $38 million increase in legal and other professional fees primarily driven by costs associated with the proposed transaction with Microsoft.

Restructuring and Related Costs (amounts in millions)

	March 31, 2022	% of consolidated net revenues	March 31, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$(2)	—%	$30	1%	$(32)

During 2019, we began implementing a plan aimed at refocusing our resources on our largest opportunities and removing unnecessary levels of complexity and duplication from certain parts of our business. We substantially completed all actions under our plan and accrued for these costs accordingly in 2021. The remaining activity under the plan is primarily related to cash outlays to be made over time to impacted personnel.

Interest and Other Expense (Income), Net (amounts in millions)

	March 31, 2022	% of consolidated net revenues	March 31, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$14	1%	$30	1%	$(16)

The decrease in interest and other expense (income), net, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was driven by an $11 million increase in gains on our equity investments.

Income Tax Expense (amounts in millions)

	March 31, 2022	% of Pretax income	March 31, 2021	% of Pretax income	Increase (Decrease)
Three Months Ended	$70	15%	$146	19%	$(76)

The income tax expense of $70 million for the three months ended March 31, 2022 reflects an effective tax rate of 15%, which is lower than the effective tax rate of 19% for the three months ended March 31, 2021, primarily due to lower taxes on foreign earnings, a decrease in non-deductible compensation and lower state taxes, partially offset by a reduction of excess tax benefit from share-based payments.

The effective tax rate of 15% for the three months ended March 31, 2022, is lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and the recognition of U.S. research and development credits.

The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Further analysis of the differences between the U.S. federal statutory rate and the consolidated effective tax rate, as well as other information about our income taxes, is provided in Note 13 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $11.1 billion, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months and beyond. Our primary sources of liquidity include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities. Our material cash requirements include operating expenses, potential dividend payments and share repurchases, scheduled debt maturities (the next of which is in 2026), capital expenditures and other commitments, as discussed below.

As of March 31, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $4.1 billion, as compared to $3.9 billion as of December 31, 2021. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	March 31, 2022	December 31, 2021	Increase (Decrease)
Cash and cash equivalents	$10,967	$10,423	$544
Short-term investments	182	195	(13)
	$11,149	$10,618	$531
Percentage of total assets	45%	42%

	For the Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Net cash provided by operating activities	$642	$844	$(202)
Net cash provided by (used in) investing activities	7	(86)	93
Net cash used in financing activities	(97)	(95)	(2)
Effect of foreign exchange rate changes	(10)	(28)	18
Net increase in cash and cash equivalents and restricted cash	$542	$635	$(93)

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

Net cash provided by operating activities for the three months ended March 31, 2022, was $642 million, as compared to $844 million for the three months ended March 31, 2021. The decrease was primarily due to lower net income due to lower business performance, partially offset by changes in our working capital resulting from the timing of collections and payments and settlement in equity of amounts otherwise payable in cash for 2021 under the Company’s annual incentive compensation plans.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, changes in restricted cash balances, and cash used for acquisitions.

Net cash provided by investing activities for the three months ended March 31, 2022, was $7 million, as compared to $86 million used in investing activities for the three months ended March 31, 2021. The change from cash used in investing activities to cash provided by investing activities was primarily due to proceeds from the sale and maturities of available-for-sale investments of $22 million for the three months ended March 31, 2022, as compared to net purchases of available-for-sale investments of $64 million for the three months ended March 31, 2021.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the three months ended March 31, 2022, of $97 million, was comparable to net cash provided by financing activities of $95 million for the three months ended March 31, 2021.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $10 million and $28 million on our cash and cash equivalents for the three months ended March 31, 2022 and March 31, 2021, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both March 31, 2022 and December 31, 2021, our total gross unsecured senior notes outstanding was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2022	At December 31, 2021
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(42)	(42)
Total net carrying amount	$3,608	$3,608

Refer to Note 7 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share, payable on May 6, 2022, to shareholders of record at the close of business on April 15, 2022. We have recorded $367 million of dividends payable in “Accrued expenses and other liabilities” on our condensed consolidated balance sheet as of March 31, 2022.

Capital Expenditures

We made capital expenditures of $15 million during the three months ended March 31, 2022, as compared to $22 million during the three months ended March 31, 2021. In 2022, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Off-balance Sheet Arrangements

At each of March 31, 2022 and December 31, 2021, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the three months ended March 31, 2022, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for a more complete discussion of our critical accounting policies and estimates.

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

To mitigate our foreign currency risk resulting from our foreign currency-denominated monetary assets, liabilities, and earnings and our foreign currency risk related to functional currency-equivalent cash flows, we periodically enter into currency derivative contracts, principally forward contracts. These forward contracts generally have a maturity of less than one year. The counterparties for our currency derivative contracts are large and reputable commercial or investment banks.

The fair values of our foreign currency contracts are estimated based on the prevailing exchange rates of the various hedged currencies as of the end of the period.

We do not hold or purchase any foreign currency forward contracts for trading or speculative purposes.

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

Refer to Note 5 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding our foreign currency forward contracts.

In the absence of hedging activities for the three months ended March 31, 2022, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $26 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2022, our cash and cash equivalents were comprised primarily of money market funds.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2022, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2022, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Note 16 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our legal proceedings.

Item 1A. Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in the 2021 Form 10-K, any of which could materially affect our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

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

10.1*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants during the pendency of the Microsoft transaction to certain new employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.2*	Form of Notice of Restricted Share Unit Award for grants during the pendency of the Microsoft transaction to certain new employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.3*	Form of Notice of Restricted Share Unit Award for management grants during the pendency of the Microsoft transaction to certain employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.4*	Form of Notice of Restricted Share Unit Award for retention grants during the pendency of the Microsoft transaction to certain employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

10.5†	Playstation2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc.

10.6†	Playstation2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited.

10.7†	Global PlayStation 3 Format Licensed Publisher Agreement, dated March 5, 2007, between Sony Computer Entertainment America, Inc. and Activision. Inc.

10.8†	PlayStation Portable (“PSP”) PSP Licensed Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc.

10.9†	PlayStation Portable (“PSP”) Licensed PSP Publisher Agreement dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Armin Zerza pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armin Zerza pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 3, 2022

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Deputy Chief Financial Officer and Comptroller, and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.