Form 10-Q
period 2022-06-30
Activision Blizzard, Inc.
filed 2022-08-01
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at July 25, 2022 was 782,306,592.

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

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the risk that the proposed transaction with Microsoft may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; the failure to satisfy the conditions to the consummation of the proposed transaction with Microsoft, including the receipt of certain governmental and regulatory approvals; the occurrence of any event, change, or other circumstance that could give rise to the termination of the Agreement and Plan of Merger, dated as of January 18, 2022, by and among Activision Blizzard, Microsoft, and Anchorage Merger Sub Inc., a wholly owned subsidiary of Microsoft (the “Merger Agreement”); the effect of the announcement or pendency of the proposed transaction with Microsoft on our business relationships, operating results, and business generally; risks that the proposed transaction with Microsoft disrupts our current plans and operations and potential difficulties in employee retention as a result of the proposed transaction with Microsoft; risks related to diverting management’s attention from ongoing business operations; the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement or the transactions contemplated thereby; restrictions during the pendency of the proposed transaction with Microsoft that may impact our ability to pursue certain business opportunities or strategic transactions; the potential for receipt of alternative acquisition proposals from potential acquirors; the global impact of the ongoing COVID-19 pandemic and other macroeconomic factors (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers, distributors, and manufacturers who sell our physical products to customers and the platform providers on whose networks and consoles certain of our games are available; effects on our ability to release our content in a timely manner and with effective quality control; effects on our ability to prevent cyber-security incidents while our workforce is dispersed; effects on the operations of our professional esports leagues; the impact on interest rates, including via the impact of large-scale intervention by the Federal Reserve and other central banks around the world and other economic factors; increased demand for our games due to stay-at-home orders and curtailment of other forms of entertainment, which may not be sustained and may fluctuate as stay-at-home orders are reduced, lifted, and/or reinstated; macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; negative impacts on our business from concerns regarding our workplace; our ability to attract, retain, and motivate skilled personnel; competition; concentration of revenue among a small number of franchises; negative impacts from unionization or attempts to unionize by our workforce; rapid changes in technology and industry standards; increasing importance of revenues derived from digital distribution channels; our ability to manage growth in the scope and complexity of our business; substantial influence of third-party platform providers over our products and costs; success and availability of video game consoles manufactured by third parties, including our ability to predict the consoles that will be most successful in the marketplace and develop commercially-successful products for those consoles; risks associated with the free-to-play business model, including our dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; risks and uncertainties of conducting business outside the United States (the “U.S.”), including the need for regulatory approval to operate, impacts on our business arising from the current conflict between Russia and Ukraine, the relatively weaker protection for our intellectual property rights, and the impact of cultural differences on consumer preferences; risks associated with the retail sales business model; our ability to realize the expected benefits of our recent restructuring actions; difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of strategic transactions; the seasonality in the sale of our products; fluctuation in our recurring business; risks relating to behavior of our distributors, retailers, development, and licensing partners, or other affiliated third parties that may harm our brands or business operations; our reliance on tools and technologies owned by third parties; risks associated with our use of open source software; risks associated with undisclosed content or features that may result in consumers’ refusal to buy or retailers’ refusal to sell our products; risks associated with objectionable consumer- or other third-party-created content; outages, disruptions or degradations in our services, products, and/or technological infrastructure; data breaches, fraudulent activity, and other cybersecurity risks; significant disruption during our live events; risks related to the impacts of catastrophic events; climate change; provisions in our corporate documents that may make it more difficult for any person to acquire control of our company; ongoing legal proceedings related to workplace concerns and otherwise, including the impact of the complaint filed in 2021 by the California Department of Fair Employment and Housing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act and separate investigations and complaints by other parties and regulators related to certain employment practices and related disclosures; successful implementation of the requirements of the court-approved consent decree with the Equal Employment Opportunity Commission; intellectual property claims; increasing regulation in key territories; regulation relating to the Internet, including potential harm from laws impacting “net neutrality”; regulation concerning data privacy, including China’s Personal Information Protection Law; scrutiny regarding the appropriateness of our games’ content, including ratings assigned by third parties; changes in tax rates and/or tax laws or exposure to additional tax liabilities; fluctuations in currency exchange rates; impacts of changes in financial accounting standards; insolvency or business failure of any of our business partners, which has been magnified as a result of the COVID-19 pandemic; risks associated with our reliance on consumer discretionary spending; risks associated with increased inflation on our costs and the impacts on consumer discretionary spending; and the other factors included in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At June 30, 2022	At December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$10,483	$10,423
Accounts receivable, net	572	972
Software development	768	449
Other current assets	684	712
Total current assets	12,507	12,556
Software development	124	211
Property and equipment, net	175	169
Deferred income taxes, net	1,259	1,377
Other assets	545	497
Intangible assets, net	453	447
Goodwill	9,931	9,799
Total assets	$24,994	$25,056

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$197	$285
Deferred revenues	847	1,118
Accrued expenses and other liabilities	980	1,008
Total current liabilities	2,024	2,411
Long-term debt, net	3,609	3,608
Deferred income taxes, net	251	506
Other liabilities	862	932
Total liabilities	6,746	7,457
Commitments and contingencies (Note 16)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,210,967,560 and 1,207,729,623 shares issued at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	12,069	11,715
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2022 and December 31, 2021	(5,563)	(5,563)
Retained earnings	12,333	12,025
Accumulated other comprehensive loss	(591)	(578)
Total shareholders’ equity	18,248	17,599
Total liabilities and shareholders’ equity	$24,994	$25,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues
Product sales	$304	$568	$690	$1,243
In-game, subscription, and other revenues	1,340	1,728	2,722	3,328
Total net revenues	1,644	2,296	3,412	4,571

Costs and expenses
Cost of revenues—product sales:
Product costs	80	116	172	255
Software royalties and amortization	63	88	144	200
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	317	322	605	619
Software royalties and amortization	25	29	43	59
Product development	311	335	658	688
Sales and marketing	263	245	514	482
General and administrative	250	189	464	471
Restructuring and related costs	(3)	13	(5)	43
Total costs and expenses	1,306	1,337	2,595	2,817

Operating income	338	959	817	1,754
Interest and other expense (income), net (Note 12)	17	(43)	31	(14)
Income before income tax expense	321	1,002	786	1,768
Income tax expense	41	126	111	272
Net income	$280	$876	$675	$1,496

Earnings per common share
Basic	$0.36	$1.13	$0.86	$1.93
Diluted	$0.36	$1.12	$0.86	$1.91

Weighted-average number of shares outstanding
Basic	782	777	781	776
Diluted	788	783	787	784

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$280	$876	$675	$1,496
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(23)	9	(27)	5
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	14	(2)	9	27
Unrealized gains (losses) on available-for-sale securities, net of tax	4	—	5	(3)
Total other comprehensive income (loss)	$(5)	$7	$(13)	$29
Comprehensive income	$275	$883	$662	$1,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$675	$1,496
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(137)	(46)
Non-cash operating lease cost	37	32
Depreciation and amortization	49	61
Amortization of capitalized software development costs (1)	133	187
Share-based compensation expense (2)	199	194
Realized and unrealized gain on equity investment	(4)	(72)
Other	(23)	4
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	394	369
Software development	(290)	(189)
Other assets	61	20
Deferred revenues	(268)	(611)
Accounts payable	(87)	(80)
Accrued expenses and other liabilities	101	(133)
Net cash provided by operating activities	840	1,232
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	22	44
Proceeds from sale of available-for-sale investments	20	—
Purchases of available-for-sale investments	(109)	(203)
Acquisition of business, net of cash acquired (Note 4)	(135)	—
Capital expenditures	(52)	(36)
Other investing activities	1	21
Net cash used in investing activities	(253)	(174)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	37	67
Tax payment related to net share settlements on restricted stock units	(137)	(173)
Dividends paid	(367)	(365)
Net cash used in financing activities	(467)	(471)
Effect of foreign exchange rate changes on cash and cash equivalents	(48)	(16)
Net increase in cash and cash equivalents and restricted cash	72	571
Cash and cash equivalents and restricted cash at beginning of period	10,438	8,652
Cash and cash equivalents and restricted cash at end of period	$10,510	$9,223

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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2022
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,208	$—	(429)	$(5,563)	$11,715	$12,025	$(578)	$17,599
Components of comprehensive income:
Net income	—	—	—	—	—	395	—	395
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	(8)
Issuance of common stock pursuant to employee stock options	—	—	—	—	15	—	—	15
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(131)	—	—	(131)
Settlement of liability-classified awards in restricted stock units (Note 10)	—	—	—	—	204	—	—	204
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	124	—	—	124
Dividends ($0.47 per common share)	—	—	—	—	—	(367)	—	(367)
Balance at March 31, 2022	1,210	$—	(429)	$(5,563)	$11,927	$12,053	$(586)	$17,831
Components of comprehensive income:
Net income	—	—	—	—	—	280	—	280
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	(5)
Issuance of common stock pursuant to employee stock options	1	—	—	—	22	—	—	22
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(9)	—	—	(9)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	129	—	—	129
Balance at June 30, 2022	1,211	$—	(429)	$(5,563)	$12,069	$12,333	$(591)	$18,248

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

2. Software Development

Our total capitalized software development costs of $892 million and $660 million as of June 30, 2022 and December 31, 2021, respectively, primarily relate to internal development costs.

Amortization of capitalized software development costs was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of capitalized software development costs	$60	$87	$139	$199

3. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At June 30, 2022
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets (1):
Trade names and other	1	-	10 years	$90	$(70)	$20

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$453

(1) Beginning with the first quarter of 2022, the balances of the internally-developed franchises intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	80	(66)	14
Total definite-lived intangible assets				$1,234	$(1,220)	$14

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$447

4. Goodwill and Acquisitions

The carrying amount of goodwill by reportable segment at both June 30, 2022 and December 31, 2021, was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2021	$6,933	$190	$2,676	$9,799
Additions through acquisition (1)	—	100	33	133
Other	(1)	—	—	(1)
Balance at June 30, 2022	$6,932	$290	$2,709	$9,931

(1) The Company completed the acquisition of two businesses to acquire 100% of the voting equity interests during June 2022:

•Proletariat Inc.(“Proletariat”), a privately held game development studio based in Boston, Massachusetts, was acquired by Blizzard to increase developer resources for the Warcraft franchise.

•Peltarion AB (“Peltarion”), a privately held artificial intelligence (“AI”) software company based in Stockholm, Sweden, was acquired by King to acquire artificial intelligence and machine learning talent and a machine learning operations platform that will accelerate the current use of AI and machine learning technology in King’s game platform.

The total purchase price for these acquisitions was $152 million utilizing cash on hand. The value to the Company of both of these acquisitions is primarily in the assembled workforce of the acquired businesses and therefore the majority of the value for each acquisition has been recognized as goodwill. Goodwill attributed to the acquired businesses is not expected to be tax-deductible. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of June 30, 2022 and are considered preliminary, pending finalization of our valuation of these assets and liabilities.

The results of operations of Proletariat and Peltarion, in each case, since the date of acquisition, are included in our condensed consolidated financial statements. Pro forma results of operations have not been presented because the effect of the acquisitions are not material to our condensed consolidated statements of operations, either individually or in the aggregate.

5. Fair Value Measurements

The Financial Accounting Standards Board literature regarding fair value measurements for certain assets and liabilities establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The three levels of inputs used to measure fair value are as follows:

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2022 Using
	As of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$10,095	$10,095	$—	$—	Cash and cash equivalents
Foreign government treasury bills	36	36	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	196	196	—	—	Other current assets
Equity securities	54	54	—	—	Other current assets
Foreign currency forward contracts designated as hedges	37	—	37	—	Other current assets
Total	$10,418	$10,381	$37	$—

		Fair Value Measurements at December 31, 2021 Using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$10,035	$10,035	$—	$—	Cash and cash equivalents
Foreign government treasury bills	34	34	—	—	Cash and cash equivalents
U.S. treasuries and government agency securities	130	130	—	—	Other current assets
Equity securities	50	50	—	—	Other current assets
Foreign currency forward contracts designated as hedges	20	—	20	—	Other current assets
Total	$10,269	$10,249	$20	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, which generally had remaining maturities of 12 months or less as of June 30, 2022, are as follows (amounts in millions):

	As of June 30, 2022		As of December 31, 2021
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$554	$37	$382	$20

For the three and six months ended June 30, 2022 and 2021, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

6. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of June 30, 2022 and December 31, 2021, were $0.9 billion and $1.1 billion, respectively. For the six months ended June 30, 2022, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the three and six months ended June 30, 2022, $0.3 billion and $1.0 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at December 31, 2021. During the three and six months ended June 30, 2021, $0.5 billion and $1.6 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at December 31, 2020.

As of June 30, 2022, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $1.2 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.1 billion over the next 12 months and approximately $0.1 billion in the subsequent 12-month period. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

7. Debt

Credit Facilities

As of June 30, 2022 and December 31, 2021, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of June 30, 2022.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of June 30, 2022 and December 31, 2021, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At June 30, 2022		At December 31, 2021
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$837	$850	$912
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	388	400	430
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	402	500	463
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	389	400	480
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,029	1,500	1,320
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(41)		(42)
Total net carrying amount				$3,609		$3,608

We were in compliance with the terms of the notes outstanding as of June 30, 2022. As of June 30, 2022, with the exception of our 2026 Notes and 2027 Notes, which are scheduled to mature in September 2026 and June 2027, respectively, no other contractual principal repayments of our long-term debt were due within the next five years.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details regarding key terms under our indentures that govern our outstanding notes.

8. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Six Months Ended June 30, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2021	$(606)	$3	$25	$(578)
Other comprehensive income (loss) before reclassifications	(27)	7	27	7
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(2)	(18)	(20)
Balance at June 30, 2022	$(633)	$8	$34	$(591)

	For the Six Months Ended June 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)
Other comprehensive income (loss) before reclassifications	5	(5)	11	11
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	2	16	18
Balance at June 30, 2021	$(584)	$(8)	$(1)	$(593)

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

Information on reportable segment net revenues and operating income for the three months ended June 30, 2022 and 2021, are presented below (amounts in millions):

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$490	$390	$684	$1,564
Intersegment net revenues (1)	—	11	—	11
Segment net revenues	$490	$401	$684	$1,575

Segment operating income	$92	$94	$271	$457

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$789	$411	$635	$1,835
Intersegment net revenues (1)	—	22	—	22
Segment net revenues	$789	$433	$635	$1,857

Segment operating income	$363	$141	$248	$752

Information on reportable segment net revenues and operating income for the six months ended June 30, 2022 and 2021, are presented below (amounts in millions):

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$943	$655	$1,366	$2,964
Intersegment net revenues (1)	—	20	—	20
Segment net revenues	$943	$675	$1,366	$2,984

Segment operating income	$151	$148	$514	$813

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,680	$869	$1,244	$3,793
Intersegment net revenues (1)	—	47	—	47
Segment net revenues	$1,680	$916	$1,244	$3,840

Segment operating income	$804	$349	$452	$1,605

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation to consolidated net revenues:
Segment net revenues	$1,575	$1,857	$2,984	$3,840
Revenues from non-reportable segments (1)	73	86	155	194
Net effect from recognition (deferral) of deferred net revenues (2)	7	375	293	584
Elimination of intersegment revenues (3)	(11)	(22)	(20)	(47)
Consolidated net revenues	$1,644	$2,296	$3,412	$4,571

Reconciliation to consolidated income before income tax expense:
Segment operating income	$457	$752	$813	$1,605
Operating income (loss) from non-reportable segments (1)	(5)	(11)	14	(15)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	1	276	236	408
Share-based compensation expense (4)	(100)	(43)	(199)	(194)
Amortization of intangible assets	(2)	(2)	(4)	(7)
Restructuring and related costs	3	(13)	5	(43)
Merger and acquisition-related fees and other expenses (5)	(16)	—	(48)	—
Consolidated operating income	338	959	817	1,754
Interest and other expense (income), net	17	(43)	31	(14)
Consolidated income before income tax expense	$321	$1,002	$786	$1,768

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

(4)Expenses related to share-based compensation, including $14 million and $29 million for the three and six months ended June 30, 2022, respectively, related to liability awards accounted for under ASC 718.

(5)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended June 30, 2022 and 2021, were as follows (amounts in millions):

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$527	$273	$685	$—	$(11)	$1,474
Retail channels	62	3	—	—	—	65
Other (2)	11	20	—	74	—	105
Total consolidated net revenues	$600	$296	$685	$74	$(11)	$1,644

Change in deferred revenues:
Digital online channels (1)	$(59)	$104	$(1)	$—	$—	$44
Retail channels	(51)	1	—	—	—	(50)
Other (2)	—	—	—	(1)	—	(1)
Total change in deferred revenues	$(110)	$105	$(1)	$(1)	$—	$(7)

Segment net revenues:
Digital online channels (1)	$468	$377	$684	$—	$(11)	$1,518
Retail channels	11	4	—	—	—	15
Other (2)	11	20	—	73	—	104
Total segment net revenues	$490	$401	$684	$73	$(11)	$1,637

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$938	$472	$638	$—	$(22)	$2,026
Retail channels	128	9	—	—	—	137
Other (2)	16	34	—	83	—	133
Total consolidated net revenues	$1,082	$515	$638	$83	$(22)	$2,296

Change in deferred revenues:
Digital online channels (1)	$(202)	$(80)	$(3)	$—	$—	$(285)
Retail channels	(91)	(2)	—	—	—	(93)
Other (2)	—	—	—	3	—	3
Total change in deferred revenues	$(293)	$(82)	$(3)	$3	$—	$(375)

Segment net revenues:
Digital online channels (1)	$736	$392	$635	$—	$(22)	$1,741
Retail channels	37	7	—	—	—	44
Other (2)	16	34	—	86	—	136
Total segment net revenues	$789	$433	$635	$86	$(22)	$1,921

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the six months ended June 30, 2022 and 2021, were as follows (amounts in millions):

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,142	$574	$1,367	$—	$(20)	$3,063
Retail channels	146	5	—	—	—	151
Other (2)	22	22	—	154	—	198
Total consolidated net revenues	$1,310	$601	$1,367	$154	$(20)	$3,412

Change in deferred revenues:
Digital online channels (1)	$(250)	$73	$(1)	$—	$—	$(178)
Retail channels	(117)	2	—	—	—	(115)
Other (2)	—	(1)	—	1	—	—
Total change in deferred revenues	$(367)	$74	$(1)	$1	$—	$(293)

Segment net revenues:
Digital online channels (1)	$892	$647	$1,366	$—	$(20)	$2,885
Retail channels	29	7	—	—	—	36
Other (2)	22	21	—	155	—	198
Total segment net revenues	$943	$675	$1,366	$155	$(20)	$3,119

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,902	$933	$1,243	$—	$(47)	$4,031
Retail channels	271	15	—	—	—	286
Other (2)	31	37	—	186	—	254
Total consolidated net revenues	$2,204	$985	$1,243	$186	$(47)	$4,571

Change in deferred revenues:
Digital online channels (1)	$(363)	$(63)	$1	$—	$—	$(425)
Retail channels	(161)	(6)	—	—	—	(167)
Other (2)	—	—	—	8	—	8
Total change in deferred revenues	$(524)	$(69)	$1	$8	$—	$(584)

Segment net revenues:
Digital online channels (1)	$1,539	$870	$1,244	$—	$(47)	$3,606
Retail channels	110	9	—	—	—	119
Other (2)	31	37	—	194	—	262
Total segment net revenues	$1,680	$916	$1,244	$194	$(47)	$3,987

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2022 and 2021, were as follows (amounts in millions):

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$396	$147	$446	$—	$(7)	$982
EMEA (1)	147	89	163	74	(3)	470
Asia Pacific	57	60	76	—	(1)	192
Total consolidated net revenues	$600	$296	$685	$74	$(11)	$1,644

Change in deferred revenues:
Americas	$(61)	$52	$(1)	$—	$—	$(10)
EMEA (1)	(44)	25	(1)	(1)	—	(21)
Asia Pacific	(5)	28	1	—	—	24
Total change in deferred revenues	$(110)	$105	$(1)	$(1)	$—	$(7)

Segment net revenues:
Americas	$335	$199	$445	$—	$(7)	$972
EMEA (1)	103	114	162	73	(3)	449
Asia Pacific	52	88	77	—	(1)	216
Total segment net revenues	$490	$401	$684	$73	$(11)	$1,637

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$702	$245	$412	$—	$(13)	$1,346
EMEA (1)	283	174	162	83	(7)	695
Asia Pacific	97	96	64	—	(2)	255
Total consolidated net revenues	$1,082	$515	$638	$83	$(22)	$2,296

Change in deferred revenues:
Americas	$(179)	$(36)	$(3)	$—	$—	$(218)
EMEA (1)	(95)	(40)	(1)	3	—	(133)
Asia Pacific	(19)	(6)	1	—	—	(24)
Total change in deferred revenues	$(293)	$(82)	$(3)	$3	$—	$(375)

Segment net revenues:
Americas	$523	$209	$409	$—	$(13)	$1,128
EMEA (1)	188	134	161	86	(7)	562
Asia Pacific	78	90	65	—	(2)	231
Total segment net revenues	$789	$433	$635	$86	$(22)	$1,921

Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2022 and 2021, were as follows (amounts in millions):

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$856	$273	$883	$—	$(13)	$1,999
EMEA (1)	331	183	333	154	(5)	996
Asia Pacific	123	145	151	—	(2)	417
Total consolidated net revenues	$1,310	$601	$1,367	$154	$(20)	$3,412

Change in deferred revenues:
Americas	$(226)	$40	$—	$—	$—	$(186)
EMEA (1)	(124)	13	(1)	1	—	(111)
Asia Pacific	(17)	21	—	—	—	4
Total change in deferred revenues	$(367)	$74	$(1)	$1	$—	$(293)

Segment net revenues:
Americas	$630	$313	$883	$—	$(13)	$1,813
EMEA (1)	207	196	332	155	(5)	885
Asia Pacific	106	166	151	—	(2)	421
Total segment net revenues	$943	$675	$1,366	$155	$(20)	$3,119

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,427	$455	$798	$—	$(27)	$2,653
EMEA (1)	593	341	322	186	(16)	1,426
Asia Pacific	184	189	123	—	(4)	492
Total consolidated net revenues	$2,204	$985	$1,243	$186	$(47)	$4,571

Change in deferred revenues:
Americas	$(310)	$(31)	$1	$—	$—	$(340)
EMEA (1)	(171)	(33)	—	8	—	(196)
Asia Pacific	(43)	(5)	—	—	—	(48)
Total change in deferred revenues	$(524)	$(69)	$1	$8	$—	$(584)

Segment net revenues:
Americas	$1,117	$424	$799	$—	$(27)	$2,313
EMEA (1)	422	308	322	194	(16)	1,230
Asia Pacific	141	184	123	—	(4)	444
Total segment net revenues	$1,680	$916	$1,244	$194	$(47)	$3,987

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 52% and 51% of consolidated net revenues for the three months ended June 30, 2022 and 2021, respectively. The Company’s net revenues in the United Kingdom (“U.K.”) were 10% of consolidated net revenues for both the three months ended June 30, 2022 and 2021. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended June 30, 2022 or 2021.

The Company’s net revenues in the U.S. were 51% of consolidated net revenues for both the six months ended June 30, 2022 and 2021. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the six months ended June 30, 2022 and 2021. No other country’s net revenues exceeded 10% of consolidated net revenues for the six months ended June 30, 2022 or 2021.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended June 30, 2022 and 2021, were as follows (amounts in millions):

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$357	$19	$—	$—	$—	$376
PC	97	229	17	—	(11)	332
Mobile and ancillary (1)	135	28	668	—	—	831
Other (2)	11	20	—	74	—	105
Total consolidated net revenues	$600	$296	$685	$74	$(11)	$1,644

Change in deferred revenues:
Console	$(100)	$3	$—	$—	$—	$(97)
PC	(15)	40	—	—	—	25
Mobile and ancillary (1)	5	62	(1)	—	—	66
Other (2)	—	—	—	(1)	—	(1)
Total change in deferred revenues	$(110)	$105	$(1)	$(1)	$—	$(7)

Segment net revenues:
Console	$257	$22	$—	$—	$—	$279
PC	82	269	17	—	(11)	357
Mobile and ancillary (1)	140	90	667	—	—	897
Other (2)	11	20	—	73	—	104
Total segment net revenues	$490	$401	$684	$73	$(11)	$1,637

	Three Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$717	$23	$—	$—	$—	$740
PC	192	436	22	—	(22)	628
Mobile and ancillary (1)	157	22	616	—	—	795
Other (2)	16	34	—	83	—	133
Total consolidated net revenues	$1,082	$515	$638	$83	$(22)	$2,296

Change in deferred revenues:
Console	$(245)	$—	$—	$—	$—	$(245)
PC	(52)	(76)	—	—	—	(128)
Mobile and ancillary (1)	4	(6)	(3)	—	—	(5)
Other (2)	—	—	—	3	—	3
Total change in deferred revenues	$(293)	$(82)	$(3)	$3	$—	$(375)

Segment net revenues:
Console	$472	$23	$—	$—	$—	$495
PC	140	360	22	—	(22)	500
Mobile and ancillary (1)	161	16	613	—	—	790
Other (2)	16	34	—	86	—	136
Total segment net revenues	$789	$433	$635	$86	$(22)	$1,921

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the six months ended June 30, 2022 and 2021, were as follows (amounts in millions):

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$816	$43	$—	$—	$—	$859
PC	221	481	34	—	(20)	716
Mobile and ancillary (1)	251	55	1,333	—	—	1,639
Other (2)	22	22	—	154	—	198
Total consolidated net revenues	$1,310	$601	$1,367	$154	$(20)	$3,412

Change in deferred revenues:
Console	$(315)	$(2)	$—	$—	$—	$(317)
PC	(77)	22	—	—	—	(55)
Mobile and ancillary (1)	25	55	(1)	—	—	79
Other (2)	—	(1)	—	1	—	—
Total change in deferred revenues	$(367)	$74	$(1)	$1	$—	$(293)

Segment net revenues:
Console	$501	$41	$—	$—	$—	$542
PC	144	503	34	—	(20)	661
Mobile and ancillary (1)	276	110	1,332	—	—	1,718
Other (2)	22	21	—	155	—	198
Total segment net revenues	$943	$675	$1,366	$155	$(20)	$3,119

	Six Months Ended June 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,490	$48	$—	$—	$—	$1,538
PC	392	858	45	—	(47)	1,248
Mobile and ancillary (1)	291	42	1,198	—	—	1,531
Other (2)	31	37	—	186	—	254
Total consolidated net revenues	$2,204	$985	$1,243	$186	$(47)	$4,571

Change in deferred revenues:
Console	$(411)	$(6)	$—	$—	$—	$(417)
PC	(112)	(60)	—	—	—	(172)
Mobile and ancillary (1)	(1)	(3)	1	—	—	(3)
Other (2)	—	—	—	8	—	8
Total change in deferred revenues	$(524)	$(69)	$1	$8	$—	$(584)

Segment net revenues:
Console	$1,079	$42	$—	$—	$—	$1,121
PC	280	798	45	—	(47)	1,076
Mobile and ancillary (1)	290	39	1,199	—	—	1,528
Other (2)	31	37	—	194	—	262
Total segment net revenues	$1,680	$916	$1,244	$194	$(47)	$3,987

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At June 30, 2022	At December 31, 2021
Long-lived assets* by geographic region:
Americas	$282	$264
EMEA	107	122
Asia Pacific	17	20
Total long-lived assets by geographic region	$406	$406

*    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

10. Share-Based Payments

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2021	9,133	$57.77
Granted	—	—
Exercised	(779)	46.73
Forfeited	(119)	69.65
Expired	(35)	72.08
Outstanding stock options at June 30, 2022	8,200	$58.58	6.61	$174
Vested and expected to vest at June 30, 2022	7,998	$57.98	6.57	$174
Exercisable at June 30, 2022	5,822	$50.77	5.97	$160

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

At June 30, 2022, $20 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.98 years.

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2021	13,258	$75.51
Granted	5,037	80.25
Vested	(4,202)	76.99
Forfeited	(997)	85.29
Unvested RSUs at June 30, 2022	13,096	$76.25

As of December 31, 2021, we had recorded a share-based compensation liability related to compensation payments under our annual performance plans for 2021 which the Company determined to settle amounts not yet paid in stock as opposed to cash. During the six months ended June 30, 2022, we settled the share-based compensation liability by granting 2,777 thousand RSUs that vested during the first quarter shortly after grant. The number of shares issued was based on the Company’s closing stock price on the date of grant. The impact of this settlement was recorded in “Additional Paid-In-Capital” in our condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2022.

At June 30, 2022, $506 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 1.47 years. Of the total unrecognized compensation cost, $91 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 1.11 years.

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

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” and “Other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee related costs	Other costs	Total
Balance at December 31, 2021	$64	$21	$85
Cash payments	(12)	(8)	(20)
Non-cash charge and other adjustments	(3)	—	(3)
Balance at March 31, 2022	$49	$13	$62
Cash payments	(12)	—	(12)
Non-cash charge and other adjustments	(2)	(5)	(7)
Balance at June 30, 2022	$35	$8	$43

12. Interest and Other Expense (Income), Net

Interest and other expense (income), net is comprised of the following (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$(17)	$(1)	$(18)	$(2)
Interest expense from debt and amortization of debt discount and deferred financing costs	27	27	54	54
Realized and unrealized loss (gain) on equity investment	7	(72)	(4)	(72)
Other expense (income), net	—	3	(1)	6
Interest and other expense (income), net	$17	$(43)	$31	$(14)

13. Income Taxes

We account for our provision for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes represents federal, foreign, state, and local income taxes. Our effective tax rate could be different from the statutory U.S. income tax rate due to: the effect of state and local income taxes; tax rates that apply to our foreign income (including U.S. tax on foreign income); research and development credits; and certain nondeductible expenses. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from share-based payments; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.

The income tax expense of $41 million for the three months ended June 30, 2022, reflects an effective tax rate of 13%, which is comparable to the effective tax rate of 13% for the three months ended June 30, 2021. Our tax rate in the current quarter benefited from lower taxes on foreign earnings, whereas in 2021 the tax rate was reduced by a discrete tax benefit related to a deferred tax remeasurement.

The income tax expense of $111 million for the six months ended June 30, 2022, reflects an effective tax rate of 14%, which is comparable to the effective tax rate of 15% for the six months ended June 30, 2021. Our tax rates were impacted by the same drivers as discussed for the quarter-to-date period above.

The effective tax rate of 13% and 14% for the three and six months ended June 30, 2022, respectively, are lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and U.S. research and development credits.

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

14. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Consolidated net income	$280	$876	$675	$1,496

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	782	777	781	776
Effect of dilutive stock options and awards under the treasury stock method	6	6	6	8
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	788	783	787	784

Basic earnings per common share	$0.36	$1.13	$0.86	$1.93
Diluted earnings per common share	$0.36	$1.12	$0.86	$1.91

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units with performance measures not yet met	3	3	3	3
Anti-dilutive employee stock options	2	2	2	2

15. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. As of June 30, 2022, we had not repurchased any shares under this program and are restricted from making any such repurchases during the period between the execution of the Merger Agreement with Microsoft and the Effective Time without Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed).

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share. On May 6, 2022, we made an aggregate cash dividend payment of $367 million to shareholders of record at the close of business on April 15, 2022.

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

EEOC Settlement

In September 2021, the Company entered into a proposed consent decree with the U.S. Equal Employment Opportunity Commission (the “EEOC”) to settle claims regarding certain employment practices. The consent decree was approved by the United States District Court, Central District of California on March 29, 2022. The consent decree, among other things, provides for the creation of an $18 million settlement fund for eligible claimants; upgrading Company policies, practices, and training to further prevent and eliminate harassment and discrimination in its workplaces, including implementing an expanded performance review system with a new equal opportunity focus; and providing ongoing oversight and review of the Company’s training programs, investigation policies, disciplinary framework and compliance by appointing a third-party equal opportunity consultant for the next three years whose findings will be regularly reported to the EEOC and shared with our Board of Directors.

The California Department of Fair Employment and Housing (the “DFEH”) filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund; that motion was denied. The DFEH filed a notice of appeal of the order denying the DFEH’s motion to intervene. The DFEH filed its opening brief for its appeal of the Court’s order denying its motion to intervene with the United States Court of Appeals for the Ninth Circuit on May 18, 2022. On April 19, 2022, DFEH filed a second motion to intervene with the United States District Court. The DFEH’s second motion to intervene was denied on June 3, 2022. On June 7, 2022, DFEH filed a notice of appeal of the order denying the DFEH’s second motion to intervene with the United States Court of Appeals for the Ninth Circuit. The DFEH’s opening brief on its second appeal is due September 19, 2022. On March 4, 2022, Jessica Gonzalez, a former Blizzard Entertainment employee, filed a motion to intervene with the United States District Court; it was denied on March 22, 2022. On May 23, 2022, Gonzalez filed a notice of appeal of the order denying her motion to intervene with the United States Court of Appeals for the Ninth Circuit.

Pending Employment-Related Matters

On July 20, 2021, the DFEH filed a complaint (the “DFEH Matter”) in California Superior Court, County of Los Angeles against Activision Blizzard, Blizzard Entertainment and Activision Publishing (together, the “Defendants”) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The DFEH filed a First Amended Complaint in the DFEH Matter on August 23, 2021. The Defendants moved to dismiss the First Amended Complaint; the motion was heard on February 15, 2022. The Defendants’ motion was denied in part and granted in part, and the DFEH did not amend with respect to the granted portion. On May 6, 2022, Defendants moved for partial summary adjudication seeking to dismiss claims asserted under the Fair Employment & Housing Act. On July 27 and 28, 2022, the Court held a hearing on Defendants’ motion for partial summary adjudication and tentatively denied Defendants’ motion. The Court indicated that it would issue a final ruling on Defendants’ motion the week of August 1, 2022. Trial is currently scheduled to begin February 27, 2023. In addition, in January 2022, the Company’s Board of Directors received notice of an investigation by the DFEH and investigatory subpoenas.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company and five current or former officers. An amended complaint was filed on December 3, 2021, purportedly on behalf of a class of Activision shareholders who purchased stock between February 28, 2017 and November 16, 2021. In an order dated April 18, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on May 18, 2022, on behalf of shareholders who purchased stock between November 8, 2018 and November 16, 2021, which defendants moved to dismiss on June 16, 2022.

Beginning on August 6, 2021, three putative shareholder derivative actions were filed in California Superior Court, County of Los Angeles, and those cases have now been consolidated in an action entitled York County on Behalf of County of York Retirement Fund v. Robert A. Kotick, et al., Case No. 21STCV28949. Another related putative shareholder derivative action, entitled Lesley Warren Savage v. Robert A. Kotick, et al., Case No. 22STCV17478, was filed in California Superior Court, County of Los Angeles on May 23, 2022. On November 15, 2021, a putative shareholder derivative action was filed in the United States District Court, Central District of California, entitled Luke Kahnert v. Robert A. Kotick, et al., Case No. 2:21-cv-08968-PA-JEM. The putative derivative actions collectively assert claims on the Company’s behalf against a number of current or former officers, employees and directors for breach of fiduciary duty, corporate waste, unjust enrichment, misappropriation, contribution, and alleged violation of Section 14(a) of the Exchange Act based on allegations similar to those in the DFEH Matter and in the securities class action. The Company is named as a nominal defendant. An amended complaint was filed on January 7, 2022 and, in an order dated May 20, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on June 1, 2022, which defendants moved to dismiss on June 28, 2022.

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

Legal Proceedings Regarding the Merger

Following the announcement of the proposed transaction with Microsoft, complaints were filed in the United States District Court for the Southern District of New York, the United States District Court for the Eastern District of New York, the United States District Court for the Central District of California, the United States District Court for the Eastern District of Pennsylvania and the United States District Court for the District of Delaware against the Company and its directors: Stein v. Activision Blizzard, Inc. et al., No. 1:22-cv-01560 (S.D.N.Y.); Perry v. Activision Blizzard, Inc. et al., No. 1:22-cv-02074 (S.D.N.Y.); Whitfield v. Activision Blizzard, Inc. et al., 2:22-cv-01182 (E.D.N.Y.); Lande v. Activision Blizzard, Inc. et al., No. 1:22-cv-01267 (E.D.N.Y.); Watson v. Activision Blizzard, Inc. et al., No. 2:22-cv-01268 (C.D. Cal.); Rubin v. Activision Blizzard, Inc. et al., No. 2:22-cv-01343 (C.D. Cal.); Baker v. Activision Blizzard, Inc. et al., No. 2:22-cv00875 (E.D. Pa.); and David v. Activision Blizzard, Inc. et al., No. 1:22-cv-00339 (D. Del.). The complaints each assert violations of Section 14(a) and Section 20(a) of the Exchange Act and allege that the preliminary proxy statement filed in connection with the proposed transaction between the Company and Microsoft omitted certain purportedly material information which rendered the preliminary proxy statement incomplete and misleading. Specifically, the complaints allege that the preliminary proxy statement failed to disclose material information regarding the sales process, the Company’s projections and the financial analyses of the Company’s financial advisor. The complaints sought, among other things, an order to enjoin the transaction unless additional disclosures were issued; and, if the transaction closes, damages. The Watson complaint also alleges that the Company’s directors entered into the transaction for self-interested reasons, including receipt of personal benefits in the transaction. All of the complaints have been voluntarily dismissed.

Following the announcement of the proposed transaction with Microsoft, the Company also received several demand letters from purported stockholders and two lawsuits, Sjunde AP-Fonden v. Activision Blizzard, Inc., No. 2022-0281-KSJM (Del. Ch.) and New York City Employees’ Retirement System et. al. v. Activision Blizzard, Inc., No. 2022-0365-KSJM (Del. Ch.) (together the “220 Complaints”), for books and records pursuant to 8 Del. C. § 220. Among other things, the demand letters and the 220 Complaints seek to investigate purported breaches of fiduciary duty related to the proposed transaction. Specifically, the demands seek to investigate Mr. Kotick’s role in the proposed transaction with one of the demands alleging that Mr. Kotick’s position at the Company was at risk given workplace issues and he chose to pursue a transaction rather than resign. Such demand further alleges that Mr. Kotick agreed to a price range without authorization from our Board of Directors and that our Board of Directors allowed Mr. Kotick to control the transaction process. Such demand also alleges that the transaction price is inadequate because Microsoft’s opportunistic offer took advantage of the Company’s purportedly depressed stock price and that management may have attempted to validate the consideration through downward adjustments to the Company’s long-range plan.

The Company has received voluntary requests for information from the SEC and a grand jury subpoena from the United States Department of Justice related to their respective investigations into trading by third parties – including persons known to the Company’s CEO – in securities prior to the announcement of the proposed transaction with Microsoft. The Company is fully cooperating with these investigations.

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

In May 2022, a group of quality assurance workers at our Raven Software studio in Wisconsin voted in favor of forming a union with the Communication Workers of America. In July 2022, a group of quality assurance workers for Blizzard in New York announced the formation of a union and have filed for union representation with the U.S. National Labor Relations Board.

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

Business Results and Highlights

Financial Results

For the three months ended June 30, 2022:

•consolidated net revenues decreased 28% to $1.6 billion and consolidated operating income decreased 65% to $338 million, as compared to consolidated net revenues of $2.3 billion and consolidated operating income of $959 million in 2021; and

•diluted earnings per common share decreased 68% to $0.36, as compared to $1.12 in 2021.

For the six months ended June 30, 2022:

•consolidated net revenues decreased 25% to $3.4 billion and consolidated operating income decreased 53% to $817 million, as compared to consolidated net revenues of $4.6 billion and consolidated operating income of $1.8 billion in 2021;

•diluted earnings per common share decreased 55% to $0.86, as compared to $1.91 in 2021; and

•cash flows from operating activities were approximately $840 million, a decrease of 32%, as compared to $1.2 billion in 2021.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended June 30, 2022, include a net effect of $7 million and $1 million, respectively, from the recognition of deferred net revenues and related cost of revenues. Net revenues and operating income for the six months ended June 30, 2022, include a net effect of $293 million and $236 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

The percentages of our consolidated net revenues from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Point-in-time (1)	8%	9%	9%	10%
Over-time and other (2)	92%	91%	91%	90%

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

Title	Release Date
Call of Duty: Vanguard	November 2021, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Vanguard Season 1 content and Call of Duty: Warzone Pacific on December 8, 2021
Call of Duty: Black Ops Cold War	November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020 through December 8, 2021
Call of Duty: Modern Warfare	October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone from its release in March 2020 through December 16, 2020
Diablo Immortal	June 2022
World of Warcraft: Burning Crusade Classic	June 2021
World of Warcraft: Shadowlands	November 2020
Crash Bandicoot: On the Run!	March 2021

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Net bookings	$1,637	$1,921	$(284)	$3,119	$3,987	$(868)
In-game net bookings	$1,197	$1,319	$(122)	$2,208	$2,661	$(453)

Q2 2022 vs. Q2 2021

Net bookings

The decrease in net bookings for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to:

•a $299 million decrease in Activision net bookings, driven by lower net bookings from (1) Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, and (2) Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare; and

•a $32 million decrease in Blizzard net bookings, driven by lower net bookings from World of Warcraft, partially offset by higher net bookings from Diablo Immortal, a new free-to-play title released on mobile and PC.

The decrease in net bookings was partially offset by a $49 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise.

In-game net bookings

The decrease in in-game net bookings for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $206 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Vanguard, as compared to Call of Duty: Black Ops Cold War.

The decrease in in-game net bookings was partially offset by:

•a $53 million increase in Blizzard in-game net bookings, driven by Diablo Immortal; and

•a $31 million increase in King in-game net bookings, driven by the Candy Crush franchise.

YTD Q2 2022 vs. YTD Q2 2021

The decrease in net bookings for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to:

•a $737 million decrease in Activision net bookings, driven by lower net bookings from (1) Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, and (2) Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare; and

•a $241 million decrease in Blizzard net bookings, driven by lower net bookings from World of Warcraft.

The decrease in net bookings was partially offset by a $122 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise.

In-game net bookings

The decrease in in-game net bookings for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to:

•a $466 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Vanguard, as compared to Call of Duty: Black Ops Cold War; and

•a $58 million decrease in Blizzard in-game net bookings, driven by lower in-game net bookings from World of Warcraft.

The decrease in in-game net bookings was partially offset by a $72 million increase in King in-game net bookings, driven by the Candy Crush franchise.

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

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Activision	94	100	107	119	127
Blizzard	27	22	24	26	26
King	240	250	240	245	255
Total	361	372	371	390	408

Average MAUs decreased by 11 million or 3% for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The decrease was primarily due to lower average MAUs for King, driven by the Candy Crush franchise, and Activision, driven by the Call of Duty franchise. This was partially offset by higher average MAUs for Blizzard, driven by the launch of Diablo Immortal.

Average MAUs decreased by 47 million or 12% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease was primarily due to lower average MAUs for Activision, driven by the Call of Duty franchise and King, driven by Crash Bandicoot: On the Run!

Management’s Overview of Business Trends

Increased Competition for Talent

We believe that our continued success and growth is directly related to our ability to attract, retain, and develop top talent. We have seen increased competition in the market for talent and expect the competitive environment to continue at least in the short term. We have experienced challenges in both the retention of our existing talent and attraction of new talent. If this competition, voluntary turnover, and recruiting difficulty persists, it could continue to negatively impact our ability to deliver content in a cadence that will be optimal for our business.

Upcoming Content Releases

We recently announced that several new titles and expansions will be released in the second half of 2022:

•Call of Duty: Modern Warfare II, the sequel to Call of Duty: Modern Warfare, is expected to launch on October 28, 2022;

•World of Warcraft: Wrath of the Lich King Classic, a re-creation of the second expansion to World of Warcraft, is expected to launch on September 26, 2022;

•Overwatch 2, a new free-to-play live experience within the world of Overwatch, is expected to launch in early access on October 4, 2022; and

•World of Warcraft: Dragonflight, the next expansion to World of Warcraft, is expected to launch later this year.

In addition, we expect to continue to deliver ongoing content for various of our franchises. We will also continue to invest in opportunities that we believe have the potential to drive our growth over the long-term, including continuing to build on our advertising initiatives and investments in mobile titles.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Net revenues
Product sales	$304	18%	$568	25%	$690	20%	$1,243	27%
In-game, subscription, and other revenues	1,340	82	1,728	75	2,722	80	3,328	73
Total net revenues	1,644	100	2,296	100	3,412	100	4,571	100

Costs and expenses
Cost of revenues—product sales:
Product costs	80	26	116	20	172	25	255	21
Software royalties and amortization	63	21	88	15	144	21	200	16
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	317	24	322	19	605	22	619	19
Software royalties and amortization	25	2	29	2	43	2	59	2
Product development	311	19	335	15	658	19	688	15
Sales and marketing	263	16	245	11	514	15	482	11
General and administrative	250	15	189	8	464	14	471	10
Restructuring and related costs	(3)	—	13	1	(5)	—	43	1
Total costs and expenses	1,306	79	1,337	58	2,595	76	2,817	62

Operating income	338	21	959	42	817	24	1,754	38
Interest and other expense (income), net	17	1	(43)	(2)	31	1	(14)	—
Income before income tax expense	321	20	1,002	44	786	23	1,768	39
Income tax expense	41	2	126	5	111	3	272	6
Net income	$280	17%	$876	38%	$675	20%	$1,496	33%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change
Consolidated net revenues	$1,644	$2,296	$(652)	(28)%	$3,412	$4,571	$(1,159)	(25)%
In-game net revenues (1)	$1,090	$1,419	$(329)	(23)%	$2,224	$2,742	$(518)	(19)%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Q2 2022 vs. Q2 2021

Consolidated net revenues

The decrease in consolidated net revenues for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily driven by a decrease in revenues of $627 million due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•World of Warcraft.

This decrease was partially offset by an increase in revenues of $71 million due to higher revenues from the Candy Crush franchise.

The remaining net decrease in revenues of $96 million was driven by various other franchises and titles.

In-game net revenues

The decrease in in-game net revenues for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily driven by a decrease in in-game net revenues of $315 million due to lower in-game net revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•World of Warcraft.

This decrease was partially offset by an increase in in-game net revenues of $50 million due to higher in-game net revenues from the Candy Crush franchise.

The remaining net decrease in in-game net revenues of $64 million was driven by various other franchises and titles.

YTD Q2 2022 vs. YTD Q2 2021

Consolidated net revenues

The decrease in consolidated net revenues for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily driven by a decrease in revenues of $1.2 billion due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft;

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare; and

•our Distribution business.

This decrease was partially offset by an increase in revenues of $162 million due to higher revenues from the Candy Crush franchise.

The remaining net decrease in revenues of $74 million was driven by various other franchises and titles.

In-game net revenues

The decrease in in-game net revenues for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily driven by a decrease in in-game net revenues of $582 million due to lower in-game net revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by an increase in in-game net revenues of $111 million due to higher in-game net revenues from the Candy Crush franchise.

The remaining net decrease in in-game net revenues of $47 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $63 million and $102 million on our consolidated net revenues for the three and six months ended June 30, 2022, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income is presented below (amounts in millions):

	For the Three Months Ended June 30, 2022				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$490	$390	$684	$1,564	$(299)	$(21)	$49	$(271)
Intersegment net revenues (1)	—	11	—	11	—	(11)	—	(11)
Segment net revenues	$490	$401	$684	$1,575	$(299)	$(32)	$49	$(282)

Segment operating income	$92	$94	$271	$457	$(271)	$(47)	$23	$(295)

	For the Three Months Ended June 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$789	$411	$635	$1,835
Intersegment net revenues (1)	—	22	—	22
Segment net revenues	$789	$433	$635	$1,857

Segment operating income	$363	$141	$248	$752

	For the Six Months Ended June 30, 2022				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$943	$655	$1,366	$2,964	$(737)	$(214)	$122	$(829)
Intersegment net revenues (1)	—	20	—	20	—	(27)	—	(27)
Segment net revenues	$943	$675	$1,366	$2,984	$(737)	$(241)	$122	$(856)

Segment operating income	$151	$148	$514	$813	$(653)	$(201)	$62	$(792)

	For the Six Months Ended June 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,680	$869	$1,244	$3,793
Intersegment net revenues (1)	—	47	—	47
Segment net revenues	$1,680	$916	$1,244	$3,840

Segment operating income	$804	$349	$452	$1,605

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation to consolidated net revenues:
Segment net revenues	$1,575	$1,857	$2,984	$3,840
Revenues from non-reportable segments (1)	73	86	155	194
Net effect from recognition (deferral) of deferred net revenues (2)	7	375	293	584
Elimination of intersegment revenues (3)	(11)	(22)	(20)	(47)
Consolidated net revenues	$1,644	$2,296	$3,412	$4,571

Reconciliation to consolidated income before income tax expense:
Segment operating income	$457	$752	$813	$1,605
Operating income (loss) from non-reportable segments (1)	(5)	(11)	14	(15)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	1	276	236	408
Share-based compensation expense (4)	(100)	(43)	(199)	(194)
Amortization of intangible assets	(2)	(2)	(4)	(7)
Merger and acquisition-related fees and other expenses (5)	(16)	—	(48)	—
Restructuring and related costs	3	(13)	5	(43)
Consolidated operating income	338	959	817	1,754
Interest and other expense (income), net	17	(43)	31	(14)
Consolidated income before income tax expense	$321	$1,002	$786	$1,768

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

(4)Expenses related to share-based compensation, including $14 million and $29 million for the three and six months ended June 30, 2022, respectively, related to liability awards accounted for under ASC 718.

(5)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

Segment Results

Q2 2022 vs. Q2 2021

Activision

The decrease in Activision’s segment net revenues and operating income for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease in Activision’s segment operating income was partially offset by lower product development costs, primarily driven by (1) lower bonuses as a result of lower business performance and (2) higher capitalization of development costs. These were partially offset by increased costs from expanded development personnel.

Cost of revenues for Activision were comparable with the prior year, as higher software amortization costs for Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War were largely offset by lower cost of revenues from various other titles as a result of lower revenues.

Blizzard

The decrease in Blizzard’s segment net revenues and operating income for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to lower revenues from World of Warcraft, partially offset by:

•higher revenues from Diablo Immortal, however, the benefit to segment operating income from these revenue is partially offset by associated cost of sales and operating expenses; and

•lower marketing costs for World of Warcraft.

King

The increase in King’s segment net revenues and operating income for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

The resulting increase in King’s segment operating income was partially offset by higher sales and marketing costs, primarily for the Candy Crush franchise.

YTD Q2 2022 vs. YTD Q2 2021

Activision

The decrease in Activision’s segment net revenues and operating income for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease in Activision’s segment operating income was partially offset by:

•lower product development costs primarily driven by (1) lower bonuses as a result of lower business performance and (2) higher capitalization of development costs, partially offset by increased costs from expanded development personnel; and

•lower cost of sales driven by the lower revenues.

Blizzard

The decrease in Blizzard’s segment net revenues for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to lower revenues from World of Warcraft.

The resulting decrease in Blizzard’s segment operating income was partially offset by:

•lower product development costs, driven by higher capitalized development costs due to product development cycles, partially offset by increased costs from expanded development personnel;

•higher revenues from Diablo Immortal, however, the benefit to segment operating income from these revenues is partially offset by associated cost of sales and operating expenses; and

•lower marketing costs for World of Warcraft.

King

The increase in King’s segment net revenues and operating income for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

The resulting increase in King’s segment operating income was partially offset by higher sales and marketing costs, primarily for the Candy Crush franchise.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $55 million and $81 million on Activision Blizzard’s segment net revenues for the three and six months ended June 30, 2022, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Increase/ (decrease)	2022	2021	Increase/ (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,474	$2,026	$(552)	$3,063	$4,031	$(968)
Retail channels	65	137	(72)	151	286	(135)
Other (2)	105	133	(28)	198	254	(56)
Total consolidated net revenues	$1,644	$2,296	$(652)	$3,412	$4,571	$(1,159)

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q2 2022 vs. Q2 2021

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•World of Warcraft.

This decrease was partially offset by higher revenues from in-game player purchases in the Candy Crush franchise.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

YTD Q2 2022 vs. YTD Q2 2021

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by higher revenues from in-game player purchases in the Candy Crush franchise.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Increase/ (decrease)	2022	2021	Increase/ (decrease)
Net revenues by platform:
Console	$376	$740	$(364)	$859	$1,538	$(679)
PC	332	628	(296)	716	1,248	(532)
Mobile and ancillary (1)	831	795	36	1,639	1,531	108
Other (2)	105	133	(28)	198	254	(56)
Total consolidated net revenues	$1,644	$2,296	$(652)	$3,412	$4,571	$(1,159)

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q2 2022 vs. Q2 2021

Console

The decrease in net revenues from the console platform for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

PC

The decrease in net revenues from the PC platform for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to lower revenues from:

•World of Warcraft; and

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

YTD Q2 2022 vs. YTD Q2 2021

Console

The decrease in net revenues from the console platform for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

PC

The decrease in net revenues from the PC platform for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to lower revenues from:

•World of Warcraft; and

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended June 30, 2022	% of associated net revenues	Three Months Ended June 30, 2021	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$80	26%	$116	20%	$(36)
Software royalties and amortization	63	21	88	15	(25)
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	317	24	322	19	(5)
Software royalties and amortization	25	2	29	2	(4)
Total cost of revenues	$485	30%	$555	24%	$(70)

	Six Months Ended June 30, 2022	% of associated net revenues	Six Months Ended June 30, 2021	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$172	25%	$255	21%	$(83)
Software royalties and amortization	144	21	200	16	(56)
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	605	22	619	19	(14)
Software royalties and amortization	43	2	59	2	(16)
Total cost of revenues	$964	28%	$1,133	25%	$(169)

Cost of Revenues—Product Sales:

Q2 2022 vs. Q2 2021

The decrease in product costs for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was driven by a $23 million decrease in product costs for our Distribution business due to lower revenues.

The decrease in software royalties and amortization related to product sales for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $29 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from World of Warcraft, as the prior year included amortization associated with the release of World of Warcraft: Shadowlands with no comparable amortization in the current period.

YTD Q2 2022 vs. YTD Q2 2021

The decrease in product costs for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was driven by a $63 million decrease in product costs for our Distribution business due to lower revenues and a $40 million decrease in product costs from Activision, driven by lower product costs for Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War due to lower retail revenues.

The decrease in software royalties and amortization related to product sales for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $45 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from World of Warcraft, as the prior year included amortization associated with the release of World of Warcraft: Shadowlands with no comparable amortization in the current period.

Cost of Revenues—In-game, Subscription, and Other Revenues:

Q2 2022 vs. Q2 2021

Game operations and distribution costs for the three months ended June 30, 2022 were comparable to the three months ended June 30, 2021.

Software royalties and amortization related to in-game, subscription, and other revenues for the three months ended June 30, 2022 were comparable to the three months ended June 30, 2021.

YTD Q2 2022 vs. YTD Q2 2021

Game operations and distribution costs for the six months ended June 30, 2022 were comparable to the six months ended June 30, 2021.

Software royalties and amortization related to in-game, subscription, and other revenues for the six months ended June 30, 2022 were comparable to the six months ended June 30, 2021.

Product Development (amounts in millions)

	June 30, 2022	% of consolidated net revenues	June 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$311	19%	$335	15%	$(24)
Six Months Ended	$658	19%	$688	15%	$(30)

Q2 2022 vs. Q2 2021

The decrease in product development costs for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was driven by a $119 million increase in capitalization of development costs resulting from the timing of our game development cycles and higher development spending. This was partially offset by higher development spending of $95 million, primarily as a result of increased development personnel and share-based compensation, but partially offset by lower bonuses as a result of lower business performance.

YTD Q2 2022 vs. YTD Q2 2021

The decrease in product development costs for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was driven by a $189 million increase in capitalization of development costs, partially offset by higher development spending of $159 million, in both cases due to the same factors as discussed for the quarter-to-date period above.

Sales and Marketing (amounts in millions)

	June 30, 2022	% of consolidated net revenues	June 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$263	16%	$245	11%	$18
Six Months Ended	$514	15%	$482	11%	$32

Q2 2022 vs. Q2 2021

The increase in sales and marketing expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to higher marketing spending for the Candy Crush franchise and higher marketing personnel costs as a result of higher share-based compensation, partially offset by lower marketing spending for World of Warcraft.

YTD Q2 2022 vs. YTD Q2 2021

The increase in sales and marketing expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was due to the same factors as discussed for the quarter-to-date period above.

General and Administrative (amounts in millions)

	June 30, 2022	% of consolidated net revenues	June 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$250	15%	$189	8%	$61
Six Months Ended	$464	14%	$471	10%	$(7)

Q2 2022 vs. Q2 2021

The increase in general and administrative expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to a $29 million increase in personnel costs as a result of higher share-based compensation expense, as well as a $36 million increase in legal and other professional fees, primarily driven by our employment-related matters and the proposed transaction with Microsoft.

YTD Q2 2022 vs. YTD Q2 2021

General and administrative expenses for the six months ended June 30, 2022, were comparable to the six months ended June 30, 2021, as the $80 million increase in legal and other professional fees, primarily driven by our proposed transaction with Microsoft and employment-related matters, was largely offset by a $76 million decrease in personnel costs as a result of lower share-based compensation expense.

Restructuring and Related Costs (amounts in millions)

	June 30, 2022	% of consolidated net revenues	June 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$(3)	—%	$13	1%	$(16)
Six Months Ended	$(5)	—%	$43	1%	$(48)

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

Interest and Other Expense (Income), Net (amounts in millions)

	June 30, 2022	% of consolidated net revenues	June 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$17	1%	$(43)	(2)%	$60
Six Months Ended	$31	1%	$(14)	—%	$45

Q2 2022 vs. Q2 2021

The increase in interest and other expense (income), net, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to unrealized losses of $7 million on our equity investments in the current quarter as compared to realized and unrealized gains of $72 million in the same period in the prior year.

YTD Q2 2022 vs. YTD Q2 2021

The increase in interest and other expense (income), net, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to unrealized gains of $4 million on our equity investments in the current year to date as compared to realized and unrealized gains of $72 million in the same period in the prior year.

Income Tax Expense (amounts in millions)

	June 30, 2022	% of Pretax income	June 30, 2021	% of Pretax income	Increase (Decrease)
Three Months Ended	$41	13%	$126	13%	$(85)
Six Months Ended	$111	14%	$272	15%	$(161)

The income tax expense of $41 million for the three months ended June 30, 2022 reflects an effective tax rate of 13%, which is comparable to the effective tax rate of 13% for the three months ended June 30, 2021. Our tax rate in the current quarter benefited from lower taxes on foreign earnings, whereas in 2021 the tax rate was reduced by a discrete tax benefit related to a deferred tax remeasurement.

The income tax expense of $111 million for the six months ended June 30, 2022 reflects an effective tax rate of 14%, which is comparable to the effective tax rate of 15% for the six months ended June 30, 2021. Our tax rates were impacted by the same drivers as discussed for the quarter-to-date period above.

The effective tax rate of 13% and 14% for the three and six months ended June 30, 2022, respectively, is lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and U.S. research and development credits.

The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Other information about our income taxes is provided in Note 13 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows, which, we believe, in combination with our existing balance of cash and cash equivalents and short-term investments of $10.8 billion, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months and beyond. Our primary sources of liquidity include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities. Our material cash requirements include operating expenses, potential dividend payments and share repurchases, scheduled debt maturities (the next of which is in 2026), capital expenditures and other commitments, as discussed below.

As of June 30, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $4.2 billion, as compared to $3.9 billion as of December 31, 2021. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	June 30, 2022	December 31, 2021	Increase (Decrease)
Cash and cash equivalents	$10,483	$10,423	$60
Short-term investments	273	195	78
	$10,756	$10,618	$138
Percentage of total assets	43%	42%

	For the Six Months Ended June 30,
	2022	2021	Increase (Decrease)
Net cash provided by operating activities	$840	$1,232	$(392)
Net cash used in investing activities	(253)	(174)	(79)
Net cash used in financing activities	(467)	(471)	4
Effect of foreign exchange rate changes	(48)	(16)	(32)
Net increase in cash and cash equivalents and restricted cash	$72	$571	$(499)

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

Net cash provided by operating activities for the six months ended June 30, 2022, was $840 million, as compared to $1.2 billion for the six months ended June 30, 2021. The decrease was primarily due to lower net income from lower business performance as well as higher capitalized software development spending. These were partially offset by changes in our working capital, including the settling in equity of amounts otherwise payable in cash for 2021 under the Company’s annual incentive compensation plans and lower tax payments due to lower profitability.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include capital expenditures, purchases and sales of investments, and cash used for acquisitions.

Net cash used in investing activities for the six months ended June 30, 2022, was $253 million, as compared to $174 million for the six months ended June 30, 2021. The increase was primarily due to $135 million net cash used in business acquisitions during the six months ended June 30, 2022, partially offset by lower net purchases of available-for-sale investments of $67 million for the six months ended June 30, 2022, as compared to $159 million for the six months ended June 30, 2021.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the six months ended June 30, 2022, of $467 million, was comparable to net cash used in financing activities of $471 million for the six months ended June 30, 2021, as lower proceeds of $30 million from the issuance of common stock to employees were offset by lower tax payments of $36 million relating to net share settlements on restricted stock units.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $48 million and $16 million on our cash and cash equivalents for the six months ended June 30, 2022 and June 30, 2021, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both June 30, 2022 and December 31, 2021, our total gross unsecured senior notes outstanding was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2022	At December 31, 2021
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(41)	(42)
Total net carrying amount	$3,609	$3,608

Refer to Note 7 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share. On May 6, 2022, we made an aggregate cash dividend payment of $367 million to shareholders of record at the close of business on April 15, 2022.

Capital Expenditures

We made capital expenditures of $52 million during the six months ended June 30, 2022, as compared to $36 million during the six months ended June 30, 2021. In 2022, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the three and six months ended June 30, 2022, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for a more complete discussion of our critical accounting policies and estimates.

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

In the absence of hedging activities for the six months ended June 30, 2022, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $62 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2022, our cash and cash equivalents were comprised primarily of money market funds.

As of June 30, 2022, based on the composition of our investment portfolio, we anticipate investment yields will continue to increase if the U.S. Federal Reserve continues to raise short-term interest rates, which would positively impact our future interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2022, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2022, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fifth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of January 17, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed January 19, 2022).

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Armin Zerza pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armin Zerza pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 1, 2022

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Deputy Chief Financial Officer and Comptroller, and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.