Form 10-Q
period 2022-09-30
Activision Blizzard, Inc.
filed 2022-11-07
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at October 31, 2022 was 782,625,319.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, statements reflecting our views about our future performance that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; (4) statements regarding the proposed transaction between Activision Blizzard, Inc. and Microsoft Corporation (“Microsoft”) (such transaction, “the proposed transaction with Microsoft”), including any statements regarding the expected timetable for completing the proposed transaction with Microsoft, the ability to complete the proposed transaction with Microsoft, and the expected benefits of the proposed transaction with Microsoft; and (5) statements of assumptions underlying such statements. Activision Blizzard, Inc. (“Activision Blizzard”) generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimates,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the risk that the proposed transaction with Microsoft may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; the failure to satisfy the conditions to the consummation of the proposed transaction with Microsoft, including the receipt of certain governmental and regulatory approvals; the occurrence of any event, change, or other circumstance that could give rise to the termination of the Agreement and Plan of Merger, dated as of January 18, 2022, by and among Activision Blizzard, Microsoft, and Anchorage Merger Sub Inc., a wholly owned subsidiary of Microsoft (the “Merger Agreement”); the effect of the announcement or pendency of the proposed transaction with Microsoft on our business relationships, operating results, and business generally; risks that the proposed transaction with Microsoft disrupts our current plans and operations and potential difficulties in employee retention as a result of the proposed transaction with Microsoft; risks related to diverting management’s attention from ongoing business operations; the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement or the transactions contemplated thereby; restrictions during the pendency of the proposed transaction with Microsoft that may impact our ability to pursue certain business opportunities or strategic transactions; the potential for receipt of alternative acquisition proposals from potential acquirors; the global impact of the ongoing COVID-19 pandemic and other macroeconomic factors (including, without limitation, the potential for significant short- and long-term global unemployment and economic weakness and a resulting impact on global discretionary spending; potential strain on the retailers, distributors, and manufacturers who sell our physical products to customers and the platform providers on whose networks and consoles certain of our games are available; effects on our ability to release our content in a timely manner and with effective quality control; effects on our ability to prevent cyber-security incidents while our workforce is dispersed; effects on the operations of our professional esports leagues; the impact of rising interest rates as a result of large-scale intervention by the Federal Reserve and other central banks around the world and other economic factors; increased demand for our games due to stay-at-home orders and curtailment of other forms of entertainment, which may not be sustained and may fluctuate as stay-at-home orders are reduced, lifted, and/or reinstated; macroeconomic impacts arising from the long duration of the COVID-19 pandemic, including labor shortages and supply chain disruptions; and volatility in foreign exchange rates); our ability to consistently deliver popular, high-quality titles in a timely manner, which has been made more difficult as a result of the COVID-19 pandemic; our ability to satisfy the expectations of consumers with respect to our brands, games, services, and/or business practices; negative impacts on our business from concerns regarding our workplace; our ability to attract, retain, and motivate skilled personnel; competition; concentration of revenue among a small number of franchises; negative impacts from unionization or attempts to unionize by our workforce; rapid changes in technology and industry standards; increasing importance of revenues derived from digital distribution channels; our ability to manage growth in the scope and complexity of our business; substantial influence of third-party platform providers over our products and costs; success and availability of video game consoles manufactured by third parties, including our ability to predict the consoles that will be most successful in the marketplace and develop commercially-successful products for those consoles; risks associated with the free-to-play business model, including our dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game; risks and uncertainties of conducting business outside the United States (the “U.S.”), including the need for regulatory approval to operate, impacts on our business arising from the current conflict between Russia and Ukraine, the relatively weaker protection for our intellectual property rights, and the impact of cultural differences on consumer preferences; risks associated with the retail sales business model; difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of strategic transactions; the seasonality in the sale of our products; fluctuation in our recurring business; risks relating to behavior of our distributors, retailers, development, and licensing partners, or other affiliated third parties that may harm our brands or business operations; our reliance on tools and technologies owned by third parties; risks associated with our use of open source software; risks associated with undisclosed content or features that may result in consumers’ refusal to buy or retailers’ refusal to sell our products; risks associated with objectionable consumer- or other third-party-created content; outages, disruptions or degradations in our services, products, and/or technological infrastructure; data breaches, fraudulent activity, and other cybersecurity risks; significant disruption during our live events; risks related to the impacts of catastrophic events; climate change; provisions in our corporate documents that may make it more difficult for any person to acquire control of our company; ongoing legal proceedings related to workplace concerns and otherwise, including the impact of the complaint filed in 2021 by the California Civil Rights Department (formerly known as the Department of Fair Employment and Housing) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act and separate investigations and complaints by other parties and regulators related to certain employment practices and related disclosures; successful implementation of the requirements of the court-approved consent decree with the Equal Employment Opportunity Commission; intellectual property claims; increasing regulation in key territories; regulation relating to the Internet, including potential harm from laws impacting “net neutrality;” regulation concerning data privacy, including China’s Personal Information Protection Law; scrutiny regarding the appropriateness of our games’ content, including ratings assigned by third parties; changes in tax rates and/or tax laws or exposure to additional tax liabilities; fluctuations in currency exchange rates; impacts of changes in financial accounting standards; insolvency or business failure of any of our business partners, which has been magnified as a result of the COVID-19 pandemic; risks associated with our reliance on consumer discretionary spending; risks associated with increased inflation on our costs and the impacts on consumer discretionary spending; and the other factors included in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At September 30, 2022	At December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,743	$10,423
Held-to-maturity investments	2,945	—
Accounts receivable, net	658	972
Software development	1,011	449
Other current assets	753	712
Total current assets	13,110	12,556
Software development	156	211
Property and equipment, net	171	169
Deferred income taxes, net	1,266	1,377
Other assets	541	497
Intangible assets, net	448	447
Goodwill	9,928	9,799
Total assets	$25,620	$25,056

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$229	$285
Deferred revenues	979	1,118
Accrued expenses and other liabilities	1,070	1,008
Total current liabilities	2,278	2,411
Long-term debt, net	3,610	3,608
Deferred income taxes, net	98	506
Other liabilities	826	932
Total liabilities	6,812	7,457
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,211,236,117 and 1,207,729,623 shares issued at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	12,192	11,715
Less: Treasury stock, at cost, 428,676,471 shares at September 30, 2022 and December 31, 2021	(5,563)	(5,563)
Retained earnings	12,768	12,025
Accumulated other comprehensive loss	(589)	(578)
Total shareholders’ equity	18,808	17,599
Total liabilities and shareholders’ equity	$25,620	$25,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues
Product sales	$231	$423	$921	$1,666
In-game, subscription, and other revenues	1,551	1,647	4,273	4,974
Total net revenues	1,782	2,070	5,194	6,640

Costs and expenses
Cost of revenues—product sales:
Product costs	107	120	279	375
Software royalties and amortization	9	72	153	272
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	343	307	948	925
Software royalties and amortization	43	28	86	87
Product development	277	329	935	1,016
Sales and marketing	287	244	801	727
General and administrative	229	143	693	614
Restructuring and related costs	2	3	(3)	46
Total costs and expenses	1,297	1,246	3,892	4,062

Operating income	485	824	1,302	2,578
Interest and other (income) expense, net (Note 13)	(15)	65	16	52
Income before income tax expense	500	759	1,286	2,526
Income tax expense	65	120	176	391
Net income	$435	$639	$1,110	$2,135

Earnings per common share
Basic	$0.56	$0.82	$1.42	$2.75
Diluted	$0.55	$0.82	$1.41	$2.72

Weighted-average number of shares outstanding
Basic	782	778	781	777
Diluted	789	783	788	784

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$435	$639	$1,110	$2,135
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(38)	(14)	(64)	(8)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	26	14	34	40
Unrealized gains (losses) on available-for-sale securities, net of tax	14	6	19	3
Total other comprehensive income (loss)	$2	$6	$(11)	$35
Comprehensive income	$437	$645	$1,099	$2,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,110	$2,135
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(302)	(82)
Non-cash operating lease cost	56	46
Depreciation and amortization	78	88
Amortization of capitalized software development costs (1)	141	256
Share-based compensation expense (2)	301	259
Realized and unrealized gain on equity investment	6	(36)
Other	(38)	(3)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	297	462
Software development	(527)	(303)
Other assets	(30)	(88)
Deferred revenues	(124)	(818)
Accounts payable	(46)	(46)
Accrued expenses and other liabilities	175	(117)
Net cash provided by operating activities	1,097	1,753
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	36	120
Proceeds from sale of available-for-sale investments	26	66
Purchases of available-for-sale investments	(109)	(248)
Purchases of held-to-maturity investments	(2,944)	—
Acquisition of business, net of cash acquired (Note 4)	(135)	—
Capital expenditures	(67)	(59)
Other investing activities	—	20
Net cash used in investing activities	(3,193)	(101)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	41	78
Tax payment related to net share settlements on restricted stock units	(147)	(246)
Dividends paid	(367)	(365)
Net cash used in financing activities	(473)	(533)
Effect of foreign exchange rate changes on cash and cash equivalents	(100)	(35)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,669)	1,084
Cash and cash equivalents and restricted cash at beginning of period	10,438	8,652
Cash and cash equivalents and restricted cash at end of period	$7,769	$9,736

(1)Excludes deferral and amortization of share-based compensation expense, including liability awards accounted for under Accounting Standards Codification (“ASC”) 718.
(2)Includes the net effects of capitalization, deferral, and amortization of share-based compensation expense, including liability awards accounted for under ASC 718.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2022
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,208	$—	(429)	$(5,563)	$11,715	$12,025	$(578)	$17,599
Components of comprehensive income:
Net income	—	—	—	—	—	395	—	395
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	(8)
Issuance of common stock pursuant to employee stock options	—	—	—	—	15	—	—	15
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(131)	—	—	(131)
Settlement of liability-classified awards in restricted stock units (Note 11)	—	—	—	—	204	—	—	204
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	124	—	—	124
Dividends ($0.47 per common share)	—	—	—	—	—	(367)	—	(367)
Balance at March 31, 2022	1,210	$—	(429)	$(5,563)	$11,927	$12,053	$(586)	$17,831
Components of comprehensive income:
Net income	—	—	—	—	—	280	—	280
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	(5)
Issuance of common stock pursuant to employee stock options	1	—	—	—	22	—	—	22
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(9)	—	—	(9)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	129	—	—	129
Balance at June 30, 2022	1,211	$—	(429)	$(5,563)	$12,069	$12,333	$(591)	$18,248
Components of comprehensive income:
Net income	—	—	—	—	—	435	—	435
Other comprehensive income (loss)	—	—	—	—	—	—	2	2
Issuance of common stock pursuant to employee stock options	—	—	—	—	4	—	—	4
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(8)	—	—	(8)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	127	—	—	127
Balance at September 30, 2022	1,211	$—	(429)	$(5,563)	$12,192	$12,768	$(589)	$18,808
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

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product offerings include titles and content for Call of Duty®, a first-person action franchise. Activision also includes the activities of the Call of Duty League™, a global professional esports league with city-based teams.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product offerings include titles and content for: the Warcraft® franchise, which includes World of Warcraft®, a subscription-based massive multi-player online role-playing game, and Hearthstone®, an online collectible card game based in the Warcraft universe; Diablo® in the action role-playing genre; and Overwatch® in the team-based first-person action genre. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on mobile platforms. King’s key product offerings include titles and content for Candy Crush™, a “match three” franchise.

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

2. Software Development

Our total capitalized software development costs of $1.2 billion and $660 million as of September 30, 2022 and December 31, 2021, respectively, primarily relate to internal development costs.

Amortization of capitalized software development costs was as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of capitalized software development costs	$8	$71	$148	$270

3. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At September 30, 2022
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets (1):
Trade names and other	1	-	10 years	$90	$(75)	$15

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$448

(1) Beginning with the first quarter of 2022, the balances of the internally-developed franchises intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	80	(66)	14
Total definite-lived intangible assets				$1,234	$(1,220)	$14

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$447

4. Goodwill and Acquisitions

The carrying amount of goodwill by reportable segment at both September 30, 2022 and December 31, 2021, was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2021	$6,933	$190	$2,676	$9,799
Additions through acquisition (1)	—	98	33	131
Other	(2)	—	—	(2)
Balance at September 30, 2022	$6,931	$288	$2,709	$9,928

(1) The Company completed the acquisition of two businesses to acquire 100% of the voting equity interests during June 2022:

•Proletariat Inc. (“Proletariat”), a privately held game development studio based in Boston, Massachusetts, was acquired by Blizzard to increase developer resources for the Warcraft franchise.

•Peltarion AB (“Peltarion”), a privately held artificial intelligence (“AI”) software company based in Stockholm, Sweden, was acquired by King to acquire AI and machine learning talent and a machine learning operations platform that will accelerate the current use of AI and machine learning technology in King’s game platform.

The total purchase price for these acquisitions was $152 million utilizing cash on hand. The value to the Company of both of these acquisitions is primarily in the assembled workforce of the acquired businesses and therefore the majority of the value for each acquisition has been recognized as goodwill. Goodwill attributed to the acquired businesses is not expected to be tax-deductible. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of September 30, 2022 and are considered preliminary, pending finalization of our valuation of these assets and liabilities.

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at September 30, 2022 Using
	As of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$7,367	$7,367	$—	$—	Cash and cash equivalents
Available-for-sale foreign government treasury bills	19	19	—	—	Cash and cash equivalents
Available-for-sale U.S. treasuries and government agency securities	176	176	—	—	Other current assets
Equity securities	44	44	—	—	Other current assets
Foreign currency forward contracts designated as hedges	64	—	64	—	Other current assets & Other assets
Total	$7,670	$7,606	$64	$—

		Fair Value Measurements at December 31, 2021 Using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$10,035	$10,035	$—	$—	Cash and cash equivalents
Available-for-sale foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Available-for-sale U.S. treasuries and government agency securities	130	130	—	—	Other current assets
Equity securities	50	50	—	—	Other current assets
Foreign currency forward contracts designated as hedges	20	—	20	—	Other current assets
Total	$10,269	$10,249	$20	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, which generally had remaining maturities of 14 months or less as of September 30, 2022, are as follows (amounts in millions):

	As of September 30, 2022		As of December 31, 2021
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$519	$64	$382	$20

For the three and nine months ended September 30, 2022 and 2021, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

6. Held-to-Maturity Investments

We determine the classification of investments (e.g. held-to-maturity, available-for-sale or trading) in debt securities at the time of purchase and reevaluate such designation as of each reporting period. Investments in debt securities are designated as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Held-to-maturity investments are carried at amortized cost. Interest and amortization of discounts and premiums, which is computed under the effective interest method, are included in “Interest and other (income) expense, net” in our condensed consolidated statements of operations.

When the fair value of an investment classified as held-to-maturity is less than its amortized cost, we assess whether or not (i) we have the intent to sell the instrument or (ii) it is more likely than not that we will be required to sell the instrument before its anticipated recovery. If either of these conditions is met, we recognize an other-than-temporary impairment for the difference between the instrument’s amortized cost basis and its fair value, and include such amounts in “Interest and other (income) expense, net” in our condensed consolidated statements of operations.

The following table summarizes the Company's held-to-maturity investments at September 30, 2022 (amount in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. treasuries and government agency securities	$2,945	$—	$—	$2,945

At September 30, 2022, all contractual maturities of held-to-maturity investments were less than 12 months and amortized costs of these investments approximates fair value.

7. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of September 30, 2022 and December 31, 2021, were $1.0 billion and $1.1 billion, respectively. For the nine months ended September 30, 2022, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, all of which were in the ordinary course of business. During the three and nine months ended September 30, 2022, $30 million and $1.0 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at December 31, 2021. During the three and nine months ended September 30, 2021, $87 million and $1.7 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at December 31, 2020.

As of September 30, 2022, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $1.5 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.4 billion over the next 12 months and approximately $0.1 billion in the subsequent 12-month period. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

8. Debt

Credit Facilities

As of September 30, 2022 and December 31, 2021, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of September 30, 2022.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of September 30, 2022 and December 31, 2021, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At September 30, 2022		At December 31, 2021
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$807	$850	$912
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	374	400	430
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	380	500	463
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	352	400	480
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	924	1,500	1,320
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(40)		(42)
Total net carrying amount				$3,610		$3,608

We were in compliance with the terms of the notes outstanding as of September 30, 2022. As of September 30, 2022, with the exception of our 2026 Notes and 2027 Notes, which are scheduled to mature in September 2026 and June 2027, respectively, no other contractual principal repayments of our long-term debt were due within the next five years.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details regarding key terms under our indentures that govern our outstanding notes.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Nine Months Ended September 30, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2021	$(606)	$3	$25	$(578)
Other comprehensive income (loss) before reclassifications	(64)	24	67	27
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(5)	(33)	(38)
Balance at September 30, 2022	$(670)	$22	$59	$(589)

	For the Nine Months Ended September 30, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)
Other comprehensive income (loss) before reclassifications	(8)	—	27	19
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	3	13	16
Balance at September 30, 2021	$(597)	$(2)	$12	$(587)

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

Information on reportable segment net revenues and operating income for the three months ended September 30, 2022 and 2021, are presented below (amounts in millions):

	Three Months Ended September 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$480	$534	$692	$1,706
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$480	$543	$692	$1,715

Segment operating income	$153	$166	$297	$616

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$641	$478	$652	$1,771
Intersegment net revenues (1)	—	15	—	15
Segment net revenues	$641	$493	$652	$1,786

Segment operating income	$244	$188	$303	$735

Information on reportable segment net revenues and operating income for the nine months ended September 30, 2022 and 2021, are presented below (amounts in millions):

	Nine Months Ended September 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,423	$1,189	$2,058	$4,670
Intersegment net revenues (1)	—	29	—	29
Segment net revenues	$1,423	$1,218	$2,058	$4,699

Segment operating income	$304	$314	$811	$1,429

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,321	$1,347	$1,896	$5,564
Intersegment net revenues (1)	—	62	—	62
Segment net revenues	$2,321	$1,409	$1,896	$5,626

Segment operating income	$1,049	$537	$755	$2,341

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation to consolidated net revenues:
Segment net revenues	$1,715	$1,786	$4,699	$5,626
Revenues from non-reportable segments (1)	123	109	278	303
Net effect from recognition (deferral) of deferred net revenues (2)	(47)	190	246	773
Elimination of intersegment revenues (3)	(9)	(15)	(29)	(62)
Consolidated net revenues	$1,782	$2,070	$5,194	$6,640

Reconciliation to consolidated income before income tax expense:
Segment operating income	$616	$735	$1,429	$2,341
Operating income (loss) from non-reportable segments (1)	14	4	28	(12)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(25)	154	210	562
Share-based compensation expense (4)	(102)	(64)	(301)	(259)
Amortization of intangible assets	(6)	(2)	(9)	(8)
Restructuring and related costs	(2)	(3)	3	(46)
Merger and acquisition-related fees and other expenses (5)	(10)	—	(58)	—
Consolidated operating income	485	824	1,302	2,578
Interest and other (income) expense, net	(15)	65	16	52
Consolidated income before income tax expense	$500	$759	$1,286	$2,526

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

(4)Expenses related to share-based compensation, including $25 million and $54 million for the three and nine months ended September 30, 2022, respectively, related to liability awards accounted for under ASC 718.

(5)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the three months ended September 30, 2022 and 2021, were as follows (amounts in millions):

	Three Months Ended September 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$501	$421	$693	$—	$(9)	$1,606
Retail channels	23	2	—	—	—	25
Other (2)	9	24	—	118	—	151
Total consolidated net revenues	$533	$447	$693	$118	$(9)	$1,782

Change in deferred revenues:
Digital online channels (1)	$(36)	$96	$(1)	$—	$—	$59
Retail channels	(17)	—	—	—	—	(17)
Other (2)	—	—	—	5	—	5
Total change in deferred revenues	$(53)	$96	$(1)	$5	$—	$47

Segment net revenues:
Digital online channels (1)	$465	$517	$692	$—	$(9)	$1,665
Retail channels	6	2	—	—	—	8
Other (2)	9	24	—	123	—	156
Total segment net revenues	$480	$543	$692	$123	$(9)	$1,829

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$723	$493	$651	$—	$(15)	$1,852
Retail channels	63	6	—	—	—	69
Other (2)	8	33	—	108	—	149
Total consolidated net revenues	$794	$532	$651	$108	$(15)	$2,070

Change in deferred revenues:
Digital online channels (1)	$(128)	$(37)	$1	$—	$—	$(164)
Retail channels	(25)	(2)	—	—	—	(27)
Other (2)	—	—	—	1	—	1
Total change in deferred revenues	$(153)	$(39)	$1	$1	$—	$(190)

Segment net revenues:
Digital online channels (1)	$595	$456	$652	$—	$(15)	$1,688
Retail channels	38	4	—	—	—	42
Other (2)	8	33	—	109	—	150
Total segment net revenues	$641	$493	$652	$109	$(15)	$1,880

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, for the nine months ended September 30, 2022 and 2021, were as follows (amounts in millions):

	Nine Months Ended September 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,643	$994	$2,060	$—	$(29)	$4,668
Retail channels	170	7	—	—	—	177
Other (2)	31	47	—	271	—	349
Total consolidated net revenues	$1,844	$1,048	$2,060	$271	$(29)	$5,194

Change in deferred revenues:
Digital online channels (1)	$(286)	$171	$(2)	$—	$—	$(117)
Retail channels	(135)	—	—	—	—	(135)
Other (2)	—	(1)	—	7	—	6
Total change in deferred revenues	$(421)	$170	$(2)	$7	$—	$(246)

Segment net revenues:
Digital online channels (1)	$1,357	$1,165	$2,058	$—	$(29)	$4,551
Retail channels	35	7	—	—	—	42
Other (2)	31	46	—	278	—	355
Total segment net revenues	$1,423	$1,218	$2,058	$278	$(29)	$4,948

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,625	$1,426	$1,894	$—	$(62)	$5,883
Retail channels	334	20	—	—	—	354
Other (2)	38	71	—	294	—	403
Total consolidated net revenues	$2,997	$1,517	$1,894	$294	$(62)	$6,640

Change in deferred revenues:
Digital online channels (1)	$(491)	$(101)	$2	$—	$—	$(590)
Retail channels	(185)	(7)	—	—	—	(192)
Other (2)	—	—	—	9	—	9
Total change in deferred revenues	$(676)	$(108)	$2	$9	$—	$(773)

Segment net revenues:
Digital online channels (1)	$2,134	$1,325	$1,896	$—	$(62)	$5,293
Retail channels	149	13	—	—	—	162
Other (2)	38	71	—	303	—	412
Total segment net revenues	$2,321	$1,409	$1,896	$303	$(62)	$5,867

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2022 and 2021, were as follows (amounts in millions):

	Three Months Ended September 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$358	$190	$457	$—	$(6)	$999
EMEA (1)	117	107	158	118	(2)	498
Asia Pacific	58	150	78	—	(1)	285
Total consolidated net revenues	$533	$447	$693	$118	$(9)	$1,782

Change in deferred revenues:
Americas	$(33)	$42	$—	$—	$—	$9
EMEA (1)	(17)	18	—	5	—	6
Asia Pacific	(3)	36	(1)	—	—	32
Total change in deferred revenues	$(53)	$96	$(1)	$5	$—	$47

Segment net revenues:
Americas	$325	$232	$457	$—	$(6)	$1,008
EMEA (1)	100	125	158	123	(2)	504
Asia Pacific	55	186	77	—	(1)	317
Total segment net revenues	$480	$543	$692	$123	$(9)	$1,829

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$515	$243	$417	$—	$(9)	$1,166
EMEA (1)	187	166	163	108	(5)	619
Asia Pacific	92	123	71	—	(1)	285
Total consolidated net revenues	$794	$532	$651	$108	$(15)	$2,070

Change in deferred revenues:
Americas	$(110)	$(27)	$1	$—	$—	$(136)
EMEA (1)	(42)	(22)	—	1	—	(63)
Asia Pacific	(1)	10	—	—	—	9
Total change in deferred revenues	$(153)	$(39)	$1	$1	$—	$(190)

Segment net revenues:
Americas	$405	$216	$418	$—	$(9)	$1,030
EMEA (1)	145	144	163	109	(5)	556
Asia Pacific	91	133	71	—	(1)	294
Total segment net revenues	$641	$493	$652	$109	$(15)	$1,880

Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2022 and 2021, were as follows (amounts in millions):

	Nine Months Ended September 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,214	$463	$1,341	$—	$(19)	$2,999
EMEA (1)	448	291	491	271	(8)	1,493
Asia Pacific	182	294	228	—	(2)	702
Total consolidated net revenues	$1,844	$1,048	$2,060	$271	$(29)	$5,194

Change in deferred revenues:
Americas	$(258)	$82	$(2)	$—	$—	$(178)
EMEA (1)	(141)	30	(1)	7	—	(105)
Asia Pacific	(22)	58	1	—	—	37
Total change in deferred revenues	$(421)	$170	$(2)	$7	$—	$(246)

Segment net revenues:
Americas	$956	$545	$1,339	$—	$(19)	$2,821
EMEA (1)	307	321	490	278	(8)	1,388
Asia Pacific	160	352	229	—	(2)	739
Total segment net revenues	$1,423	$1,218	$2,058	$278	$(29)	$4,948

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,942	$698	$1,215	$—	$(36)	$3,819
EMEA (1)	780	507	485	294	(21)	2,045
Asia Pacific	275	312	194	—	(5)	776
Total consolidated net revenues	$2,997	$1,517	$1,894	$294	$(62)	$6,640

Change in deferred revenues:
Americas	$(420)	$(57)	$2	$—	$—	$(475)
EMEA (1)	(213)	(55)	(1)	9	—	(260)
Asia Pacific	(43)	4	1	—	—	(38)
Total change in deferred revenues	$(676)	$(108)	$2	$9	$—	$(773)

Segment net revenues:
Americas	$1,522	$641	$1,217	$—	$(36)	$3,344
EMEA (1)	567	452	484	303	(21)	1,785
Asia Pacific	232	316	195	—	(5)	738
Total segment net revenues	$2,321	$1,409	$1,896	$303	$(62)	$5,867

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 49% of consolidated net revenues for both the three months ended September 30, 2022 and 2021. The Company’s net revenues in the United Kingdom (“U.K.”) were 10% of consolidated net revenues for both the three months ended September 30, 2022 and 2021. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended September 30, 2022 or 2021.

The Company’s net revenues in the U.S. were 51% and 50% of consolidated net revenues for the nine months ended September 30, 2022 and 2021, respectively. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the nine months ended September 30, 2022 and 2021. No other country’s net revenues exceeded 10% of consolidated net revenues for the nine months ended September 30, 2022 or 2021.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the three months ended September 30, 2022 and 2021, were as follows (amounts in millions):

	Three Months Ended September 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$313	$23	$—	$—	$—	$336
PC	75	279	18	—	(9)	363
Mobile and ancillary (1)	136	121	675	—	—	932
Other (2)	9	24	—	118	—	151
Total consolidated net revenues	$533	$447	$693	$118	$(9)	$1,782

Change in deferred revenues:
Console	$(43)	$(6)	$—	$—	$—	$(49)
PC	(6)	35	—	—	—	29
Mobile and ancillary (1)	(4)	67	(1)	—	—	62
Other (2)	—	—	—	5	—	5
Total change in deferred revenues	$(53)	$96	$(1)	$5	$—	$47

Segment net revenues:
Console	$270	$17	$—	$—	$—	$287
PC	69	314	18	—	(9)	392
Mobile and ancillary (1)	132	188	674	—	—	994
Other (2)	9	24	—	123	—	156
Total segment net revenues	$480	$543	$692	$123	$(9)	$1,829

	Three Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$480	$43	$—	$—	$—	$523
PC	140	434	19	—	(15)	578
Mobile and ancillary (1)	166	22	632	—	—	820
Other (2)	8	33	—	108	—	149
Total consolidated net revenues	$794	$532	$651	$108	$(15)	$2,070

Change in deferred revenues:
Console	$(119)	$5	$—	$—	$—	$(114)
PC	(33)	(47)	—	—	—	(80)
Mobile and ancillary (1)	(1)	3	1	—	—	3
Other (2)	—	—	—	1	—	1
Total change in deferred revenues	$(153)	$(39)	$1	$1	$—	$(190)

Segment net revenues:
Console	$361	$48	$—	$—	$—	$409
PC	107	387	19	—	(15)	498
Mobile and ancillary (1)	165	25	633	—	—	823
Other (2)	8	33	—	109	—	150
Total segment net revenues	$641	$493	$652	$109	$(15)	$1,880

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, for the nine months ended September 30, 2022 and 2021, were as follows (amounts in millions):

	Nine Months Ended September 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,129	$66	$—	$—	$—	$1,195
PC	297	760	52	—	(29)	1,080
Mobile and ancillary (1)	387	175	2,008	—	—	2,570
Other (2)	31	47	—	271	—	349
Total consolidated net revenues	$1,844	$1,048	$2,060	$271	$(29)	$5,194

Change in deferred revenues:
Console	$(358)	$(8)	$—	$—	$—	$(366)
PC	(84)	56	—	—	—	(28)
Mobile and ancillary (1)	21	123	(2)	—	—	142
Other (2)	—	(1)	—	7	—	6
Total change in deferred revenues	$(421)	$170	$(2)	$7	$—	$(246)

Segment net revenues:
Console	$771	$58	$—	$—	$—	$829
PC	213	816	52	—	(29)	1,052
Mobile and ancillary (1)	408	298	2,006	—	—	2,712
Other (2)	31	46	—	278	—	355
Total segment net revenues	$1,423	$1,218	$2,058	$278	$(29)	$4,948

	Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,971	$90	$—	$—	$—	$2,061
PC	532	1,293	64	—	(62)	1,827
Mobile and ancillary (1)	456	63	1,830	—	—	2,349
Other (2)	38	71	—	294	—	403
Total consolidated net revenues	$2,997	$1,517	$1,894	$294	$(62)	$6,640

Change in deferred revenues:
Console	$(530)	$—	$—	$—	$—	$(530)
PC	(145)	(108)	—	—	—	(253)
Mobile and ancillary (1)	(1)	—	2	—	—	1
Other (2)	—	—	—	9	—	9
Total change in deferred revenues	$(676)	$(108)	$2	$9	$—	$(773)

Segment net revenues:
Console	$1,441	$90	$—	$—	$—	$1,531
PC	387	1,185	64	—	(62)	1,574
Mobile and ancillary (1)	455	63	1,832	—	—	2,350
Other (2)	38	71	—	303	—	412
Total segment net revenues	$2,321	$1,409	$1,896	$303	$(62)	$5,867

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At September 30, 2022	At December 31, 2021
Long-lived assets* by geographic region:
Americas	$264	$264
EMEA	101	122
Asia Pacific	21	20
Total long-lived assets by geographic region	$386	$406

*    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

11. Share-Based Payments

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2021	9,133	$57.77
Granted	—	—
Exercised	(857)	46.74
Forfeited	(162)	72.97
Expired	(46)	74.37
Outstanding stock options at September 30, 2022	8,068	$58.54	6.38	$150
Vested and expected to vest at September 30, 2022	7,919	$58.06	6.35	$150
Exercisable at September 30, 2022	5,790	$50.89	5.77	$140

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

At September 30, 2022, $15 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.75 years.

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2021	13,258	$75.51
Granted	5,600	79.90
Vested	(4,511)	77.09
Forfeited	(1,359)	82.90
Unvested RSUs at September 30, 2022	12,988	$76.23

As of December 31, 2021, we had recorded a share-based compensation liability related to compensation payments under our annual performance plans for 2021 which the Company determined to settle amounts not yet paid in stock as opposed to cash. During the nine months ended September 30, 2022, we settled the share-based compensation liability by granting 2,777 thousand RSUs that vested during the first quarter shortly after grant. The number of shares issued was based on the Company’s closing stock price on the date of grant. The impact of this settlement was recorded in “Additional Paid-In-Capital” in our condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2022.

At September 30, 2022, $417 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 1.28 years. Of the total unrecognized compensation cost, $63 million was related to performance-based RSUs, which is expected to be recognized over a weighted-average period of 0.89 years.

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

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” and “Other liabilities” in our condensed consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee related costs	Other costs	Total
Balance at December 31, 2021	$64	$21	$85
Cash payments	(12)	(8)	(20)
Non-cash charge and other adjustments	(3)	—	(3)
Balance at March 31, 2022	$49	$13	$62
Cash payments	(12)	—	(12)
Non-cash charge and other adjustments	(2)	(5)	(7)
Balance at June 30, 2022	$35	$8	$43
Cash payments	(7)	—	(7)
Non-cash charge and other adjustments	(1)	(1)	(2)
Balance at September 30, 2022	$27	$7	$34

13. Interest and Other (Income) Expense, Net

Interest and other (income) expense, net is comprised of the following (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$(51)	$(1)	$(68)	$(4)
Interest expense from debt and amortization of debt discount and deferred financing costs	27	27	81	81
Realized and unrealized loss (gain) on equity investment	10	36	6	(35)
Other (income) expense, net	(1)	3	(3)	10
Interest and other (income) expense, net	$(15)	$65	$16	$52

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

The income tax expense of $65 million for the three months ended September 30, 2022, reflects an effective tax rate of 13%, which is lower than the effective tax rate of 16% for the three months ended September 30, 2021. Our tax rate in the current quarter is lower than in the prior year due to changes in the mix of our pre-tax income between countries, partially offset by discrete tax benefits recognized in 2021, related to a favorable tax return to accrual adjustment and excess tax benefits from share-based payments.

The income tax expense of $176 million for the nine months ended September 30, 2022, reflects an effective tax rate of 14%, which is lower than the effective tax rate of 15% for the nine months ended September 30, 2021. The decrease is primarily due to changes in the mix of our pre-tax income among countries, partially offset by a discrete tax benefit recognized in 2021 related to deferred tax remeasurement.

The effective tax rate of 13% and 14% for the three and nine months ended September 30, 2022, respectively, are lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and U.S. research and development credits.

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

15. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Consolidated net income	$435	$639	$1,110	$2,135

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	782	778	781	777
Effect of dilutive stock options and awards under the treasury stock method	7	5	7	7
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	789	783	788	784

Basic earnings per common share	$0.56	$0.82	$1.42	$2.75
Diluted earnings per common share	$0.55	$0.82	$1.41	$2.72

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

Weighted-average shares excluded from the computation of diluted earnings per share were as follows (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units with performance measures not yet met	2	3	2	3
Anti-dilutive employee stock options	2	2	2	2

16. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. As of September 30, 2022, we had not repurchased any shares under this program and are restricted from making any such repurchases during the period between the execution of the Merger Agreement with Microsoft and the Effective Time without Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed).

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

The California Civil Rights Department (formerly known as the Department of Fair Employment and Housing) (the “CRD”) filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund; that motion was denied. The CRD filed a notice of appeal of the order denying the CRD’s motion to intervene. The CRD filed its opening brief for its appeal of the Court’s order denying its motion to intervene with the United States Court of Appeals for the Ninth Circuit on May 18, 2022. On April 19, 2022, CRD filed a second motion to intervene with the United States District Court. The CRD’s second motion to intervene was denied on June 3, 2022. On June 7, 2022, CRD filed a notice of appeal of the order denying the CRD’s second motion to intervene with the United States Court of Appeals for the Ninth Circuit. On March 4, 2022, Jessica Gonzalez, a former Blizzard Entertainment employee, filed a motion to intervene with the United States District Court; it was denied on March 22, 2022. On May 23, 2022, Gonzalez filed a notice of appeal of the order denying her motion to intervene with the United States Court of Appeals for the Ninth Circuit. The CRD appeals and Gonzalez appeal are pending before the Ninth Circuit.

Pending Employment-Related Matters

On July 20, 2021, the CRD filed a complaint (the “CRD Matter”) in California Superior Court, County of Los Angeles against Activision Blizzard, Blizzard Entertainment and Activision Publishing (together, the “Defendants”) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The CRD filed a First Amended Complaint in the CRD Matter on August 23, 2021. The Defendants moved to dismiss the First Amended Complaint; the motion was heard on February 15, 2022. The Defendants’ motion was denied in part and granted in part, and the CRD did not amend with respect to the granted portion. On May 6, 2022, Defendants moved for partial summary adjudication seeking to dismiss claims asserted under the Fair Employment & Housing Act, which the Court denied. Defendants filed a Petition for Peremptory Writ or Other Appropriate Relief regarding the Court’s denial of Defendants’ motion for partial summary adjudication, which was denied. Defendants appealed the denial of their writ to the California Supreme Court. On October 27, 2022, CRD filed a Motion for Summary Adjudication on certain of Defendants’ affirmative defenses with a hearing date scheduled for January 10, 2023. The February 27, 2023 trial date has been vacated and a new trial date will be set by the Court. The Court set a conference for March 20, 2023 to discuss trial scheduling. In addition, in January 2022, the Company’s Board of Directors received notice of an investigation by the CRD and investigatory subpoenas.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) against the Company and five current or former officers. An amended complaint was filed on December 3, 2021, purportedly on behalf of a class of the Company’s shareholders who purchased stock between February 28, 2017 and November 16, 2021. In an order dated April 18, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on May 18, 2022, on behalf of shareholders who purchased stock between November 8, 2018 and November 16, 2021, which defendants moved to dismiss on June 16, 2022. In an order dated August 30, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. Plaintiff filed a third amended complaint on September 29, 2022. Defendants’ motion to dismiss the third amended complaint was filed October 31, 2022.

Beginning on August 6, 2021, three putative shareholder derivative actions were filed in California Superior Court, County of Los Angeles, and those cases have now been consolidated in an action entitled York County on Behalf of County of York Retirement Fund v. Robert A. Kotick, et al., Case No. 21STCV28949. Another related putative shareholder derivative action, entitled Lesley Warren Savage v. Robert A. Kotick, et al., Case No. 22STCV17478, was filed in California Superior Court, County of Los Angeles on May 23, 2022. These related shareholder derivative actions in California Superior Court are currently stayed. On November 15, 2021, a putative shareholder derivative action was filed in the United States District Court, Central District of California, entitled Luke Kahnert v. Robert A. Kotick, et al., Case No. 2:21-cv-08968-PA-JEM. The putative derivative actions collectively assert claims on the Company’s behalf against a number of current or former officers, employees and directors for breach of fiduciary duty, corporate waste, unjust enrichment, misappropriation, contribution, and alleged violation of Section 14(a) of the Exchange Act based on allegations similar to those in the CRD Matter and in the securities class action. The Company is named as a nominal defendant. An amended complaint in the Kahnert case was filed on January 7, 2022 and, in an order dated May 20, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on June 1, 2022 in the Kahnert case. In an order dated September 8, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. Plaintiffs in the Kahnert case filed a third amended complaint on September 23, 2022. Defendants motion to dismiss the third amended complaint in the Kahnert case was filed October 24, 2022.

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

On November 3, 2022 a lawsuit captioned, Sjunde AP-Fonden v. Activision Blizzard, Inc. et al., C.A. No. 2022-1001-CM (Del. Ch.) was filed under seal in the Court of Chancery of the State of Delaware on behalf of a class of stockholders of the Company. The complaint names the Company, our directors, Microsoft and Merger Sub as defendants. The complaint alleges that the director defendants breached their fiduciary duty in connection with the initiation, timing, negotiation, approval and disclosure of the merger. The complaint also alleges that the merger was not approved in compliance with the requirements of 8 Del. C. § 251, and seeks a declaration that the Merger would be invalid if consummated. The complaint also asserts a claim against Microsoft and Merger Sub for aiding and abetting the purported breaches of fiduciary duty and conspiring with the director defendants in those breaches.

We are unable to predict the impact of the above pending matters on our business, financial condition, results of operations, or liquidity at this time.

The Company has received voluntary requests for information from the SEC and a grand jury subpoena from the United States Department of Justice related to their respective investigations into trading by third parties—including persons known to the Company’s CEO—in securities prior to the announcement of the proposed transaction with Microsoft. The Company is fully cooperating with these investigations.

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

Employment Matters

We are subject to legal proceedings regarding our workplace and are experiencing adverse effects related to these proceedings and to concerns raised about our workplace. For information about these matters, see Note 17 of the notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

In May 2022, a group of quality assurance workers at our Raven Software studio in Wisconsin voted in favor of forming a union with the Communication Workers of America. In July 2022, a group of quality assurance workers for Blizzard in New York announced the formation of a union and have filed for union representation with the U.S. National Labor Relations Board (the “NLRB”). The NLRB recently announced that the election will take place by mail-in ballot, which will be counted on November 18, 2022.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally-developed intellectual properties.

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product offerings include titles and content for Call of Duty®, a first-person action franchise. Activision also includes the activities of the Call of Duty League™, a global professional esports league with city-based teams.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product offerings include titles and content for: the Warcraft® franchise, which includes World of Warcraft®, a subscription-based massive multi-player online role-playing game, and Hearthstone®, an online collectible card game based in the Warcraft universe; Diablo® in the action role-playing genre; and Overwatch® in the team-based first-person action genre. Blizzard also includes the activities of the Overwatch League™, a global professional esports league with city-based teams.

(iii) King Digital Entertainment

King Digital Entertainment (“King”) delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on mobile platforms. King’s key product offerings include titles and content for Candy Crush™, a “match three” franchise.

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

Business Results and Highlights

Financial Results

For the three months ended September 30, 2022:

•consolidated net revenues decreased 14% to $1.8 billion and consolidated operating income decreased 41% to $485 million, as compared to consolidated net revenues of $2.1 billion and consolidated operating income of $824 million in 2021; and

•diluted earnings per common share decreased 33% to $0.55, as compared to $0.82 in 2021.

For the nine months ended September 30, 2022:

•consolidated net revenues decreased 22% to $5.2 billion and consolidated operating income decreased 49% to $1.3 billion, as compared to consolidated net revenues of $6.6 billion and consolidated operating income of $2.6 billion in 2021;

•diluted earnings per common share decreased 48% to $1.41, as compared to $2.72 in 2021; and

•cash flows from operating activities were approximately $1.1 billion, a decrease of 37%, as compared to $1.8 billion in 2021.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended September 30, 2022, include a net effect of $47 million and $25 million, respectively, from the deferral of net revenues and related cost of revenues. Net revenues and operating income for the nine months ended September 30, 2022, include a net effect of $246 million and $210 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

The percentages of our consolidated net revenues from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Point-in-time (1)	12%	14%	10%	11%
Over-time and other (2)	88%	86%	90%	89%

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

Summary of Title Release Dates

Below is a summary of release dates for certain of our titles, including those discussed throughout our analysis for our operating metrics, consolidated results, and operating segment results.

Title	Release Date
Call of Duty: Vanguard	November 2021, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Vanguard Season 1 content and Call of Duty: Warzone Pacific on December 8, 2021
Call of Duty: Black Ops Cold War	November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020 through December 8, 2021
Call of Duty: Modern Warfare	October 2019, and when referred to herein, is inclusive of Call of Duty: Warzone from its release in March 2020 through December 16, 2020
Call of Duty: Mobile	October 2019
World of Warcraft: Wrath of the Lich King Classic	September 2022
Diablo Immortal	June 2022
Diablo II: Resurrected	September 2021
World of Warcraft: Burning Crusade Classic	June 2021
World of Warcraft: Shadowlands	November 2020

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Net bookings	$1,829	$1,880	$(51)	$4,948	$5,867	$(919)
In-game net bookings	$1,356	$1,198	$158	$3,564	$3,859	$(295)

Q3 2022 vs. Q3 2021

Net bookings

The decrease in net bookings for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $161 million decrease in Activision net bookings, driven by lower net bookings from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

The decrease in net bookings was partially offset by:

•a $50 million increase in Blizzard net bookings, driven by net bookings from Diablo Immortal, partially offset by lower net bookings from Diablo II: Resurrected; and

•a $40 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise.

In-game net bookings

The increase in in-game net bookings for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to:

•a $192 million increase in Blizzard in-game net bookings, driven by Diablo Immortal; and

•a $44 million increase in King in-game net bookings, driven by the Candy Crush franchise.

The increase in in-game net bookings was partially offset by a $77 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Vanguard, as compared to Call of Duty: Black Ops Cold War.

YTD Q3 2022 vs. YTD Q3 2021

The decrease in net bookings for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to:

•a $898 million decrease in Activision net bookings, driven by lower net bookings from (1) Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, and (2) Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare, partially offset by higher net bookings from prior Call of Duty franchise catalog titles; and

•a $191 million decrease in Blizzard net bookings, driven by lower net bookings from (1) World of Warcraft and (2) Diablo II: Resurrected, partially offset by net bookings from Diablo Immortal.

The decrease in net bookings was partially offset by a $162 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise.

In-game net bookings

The decrease in in-game net bookings for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $543 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Vanguard, as compared to Call of Duty: Black Ops Cold War.

The decrease in in-game net bookings was partially offset by:

•a $133 million increase in Blizzard in-game net bookings, driven by in-game net bookings from Diablo Immortal; and

•a $116 million increase in King in-game net bookings, driven by the Candy Crush franchise.

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

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Activision	97	94	100	107	119
Blizzard	31	27	22	24	26
King	240	240	250	240	245
Total	368	361	372	371	390

Average MAUs for the three months ended September 30, 2022 are comparable to the three months ended June 30, 2022, with the slight increase primarily due to higher MAUs for Blizzard, driven by Diablo Immortal.

Average MAUs decreased by 22 million or 6% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily due to lower average MAUs for Activision, driven by the Call of Duty franchise, partly offset by higher MAUs for Blizzard, driven by Diablo Immortal.

Management’s Overview of Business Trends

Increased Competition for Talent

We believe that our continued success and growth is directly related to our ability to attract, retain, and develop top talent. We have seen increased competition in the market for talent and expect the competitive environment to continue at least in the short term. We have experienced challenges in both the retention of our existing talent and attraction of new talent. If competition, voluntary turnover, and recruiting difficulty persist, it could continue to negatively impact our ability to deliver content in a cadence that will be optimal for our business but we have seen some recent positive trends in retention and attraction of talent.

Upcoming Content Releases

Upcoming and recently released titles in the fourth quarter of 2022 are:

•Overwatch® 2, a free-to-play live experience within the world of Overwatch, which launched on October 4, 2022;

•Call of Duty: Modern Warfare II, the sequel to Call of Duty: Modern Warfare, which launched on October 28, 2022, with Call of Duty: WarzoneTM 2.0 expected to launch on November 16, 2022; and

•World of Warcraft: Dragonflight, the next expansion to World of Warcraft, which is expected to launch on November 28, 2022.

We also expect to continue to deliver ongoing content for various of our games. Additionally, as publicly announced, we expect 2023 to include the releases of Diablo IV and Call of Duty: Warzone MobileTM. We will also continue to invest in opportunities that we believe have the potential to drive our growth over the long-term, including continuing to build on our advertising initiatives and investments in mobile titles.

China License Agreements

Currently, we have licensing agreements with a third party covering the publication of several Blizzard titles in China. These agreements, which contributed approximately 3% of Activision Blizzard’s consolidated net revenues in 2021, expire in January 2023. We are in discussions regarding the renewal of these agreements, but a mutually-satisfactory deal may not be reached. The co-development and publishing of Diablo Immortal is covered by a separate long-term agreement between the two parties.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Net revenues
Product sales	$231	13%	$423	20%	$921	18%	$1,666	25%
In-game, subscription, and other revenues	1,551	87	1,647	80	4,273	82	4,974	75
Total net revenues	1,782	100	2,070	100	5,194	100	6,640	100

Costs and expenses
Cost of revenues—product sales:
Product costs	107	46	120	28	279	30	375	23
Software royalties and amortization	9	4	72	17	153	17	272	16
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	343	22	307	19	948	22	925	19
Software royalties and amortization	43	3	28	2	86	2	87	2
Product development	277	16	329	16	935	18	1,016	15
Sales and marketing	287	16	244	12	801	15	727	11
General and administrative	229	13	143	7	693	13	614	9
Restructuring and related costs	2	—	3	—	(3)	—	46	1
Total costs and expenses	1,297	73	1,246	60	3,892	75	4,062	61

Operating income	485	27	824	40	1,302	25	2,578	39
Interest and other (income) expense, net	(15)	(1)	65	3	16	—	52	1
Income before income tax expense	500	28	759	37	1,286	25	2,526	38
Income tax expense	65	4	120	6	176	3	391	6
Net income	$435	24%	$639	31%	$1,110	21%	$2,135	32%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change
Consolidated net revenues	$1,782	$2,070	$(288)	(14)%	$5,194	$6,640	$(1,446)	(22)%
In-game net revenues (1)	$1,275	$1,316	$(41)	(3)%	$3,499	$4,058	$(559)	(14)%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Q3 2022 vs. Q3 2021

Consolidated net revenues

The decrease in consolidated net revenues for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily driven by a decrease in revenues of $429 million due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Diablo II: Resurrected.

This decrease was partially offset by an increase in revenues of $189 million due to higher revenues from:

•Diablo Immortal; and

•the Candy Crush franchise.

The remaining net decrease in revenues of $48 million was driven by various other franchises and titles.

In-game net revenues

The decrease in in-game net revenues for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily driven by a decrease in in-game net revenues of $227 million due to lower in-game net revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•World of Warcraft.

This decrease was partially offset by an increase in in-game net revenues of $184 million due to higher in-game net revenues from:

•Diablo Immortal; and

•the Candy Crush franchise.

The remaining net increase in in-game net revenues of $2 million was driven by various other franchises and titles.

YTD Q3 2022 vs. YTD Q3 2021

Consolidated net revenues

The decrease in consolidated net revenues for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by a decrease in revenues of $1.6 billion due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by an increase in revenues of $359 million due to higher revenues from:

•the Candy Crush franchise; and

•Diablo Immortal.

The remaining net decrease in revenues of $234 million was driven by various other franchises and titles.

In-game net revenues

The decrease in in-game net revenues for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by a decrease in in-game net revenues of $814 million due to lower in-game net revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by an increase in in-game net revenues of $303 million due to higher in-game net revenues from:

•the Candy Crush franchise; and

•Diablo Immortal.

The remaining net decrease in in-game net revenues of $48 million was driven by various other franchises and titles.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $93 million and $195 million on our consolidated net revenues for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income is presented below (amounts in millions):

	For the Three Months Ended September 30, 2022				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$480	$534	$692	$1,706	$(161)	$56	$40	$(65)
Intersegment net revenues (1)	—	9	—	9	—	(6)	—	(6)
Segment net revenues	$480	$543	$692	$1,715	$(161)	$50	$40	$(71)

Segment operating income	$153	$166	$297	$616	$(91)	$(22)	$(6)	$(119)

	For the Three Months Ended September 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$641	$478	$652	$1,771
Intersegment net revenues (1)	—	15	—	15
Segment net revenues	$641	$493	$652	$1,786

Segment operating income	$244	$188	$303	$735

	For the Nine Months Ended September 30, 2022				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,423	$1,189	$2,058	$4,670	$(898)	$(158)	$162	$(894)
Intersegment net revenues (1)	—	29	—	29	—	(33)	—	(33)
Segment net revenues	$1,423	$1,218	$2,058	$4,699	$(898)	$(191)	$162	$(927)

Segment operating income	$304	$314	$811	$1,429	$(745)	$(223)	$56	$(912)

	For the Nine Months Ended September 30, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$2,321	$1,347	$1,896	$5,564
Intersegment net revenues (1)	—	62	—	62
Segment net revenues	$2,321	$1,409	$1,896	$5,626

Segment operating income	$1,049	$537	$755	$2,341

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation to consolidated net revenues:
Segment net revenues	$1,715	$1,786	$4,699	$5,626
Revenues from non-reportable segments (1)	123	109	278	303
Net effect from recognition (deferral) of deferred net revenues (2)	(47)	190	246	773
Elimination of intersegment revenues (3)	(9)	(15)	(29)	(62)
Consolidated net revenues	$1,782	$2,070	$5,194	$6,640

Reconciliation to consolidated income before income tax expense:
Segment operating income	$616	$735	$1,429	$2,341
Operating income (loss) from non-reportable segments (1)	14	4	28	(12)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(25)	154	210	562
Share-based compensation expense (4)	(102)	(64)	(301)	(259)
Amortization of intangible assets	(6)	(2)	(9)	(8)
Merger and acquisition-related fees and other expenses (5)	(10)	—	(58)	—
Restructuring and related costs	(2)	(3)	3	(46)
Consolidated operating income	485	824	1,302	2,578
Interest and other (income) expense, net	(15)	65	16	52
Consolidated income before income tax expense	$500	$759	$1,286	$2,526

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

(4)Expenses related to share-based compensation, including $25 million and $54 million for the three and nine months ended September 30, 2022, respectively, related to liability awards accounted for under ASC 718.

(5)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

Segment Results

Q3 2022 vs. Q3 2021

Activision

The decrease in Activision’s segment net revenues and operating income for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•Call of Duty: Mobile; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease in segment net revenues and operating income was partially offset by an increase in revenues from:

•prior Call of Duty franchise catalog titles; and

•in-game content delivered to customers upon pre-purchase of Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

The decrease in segment operating income was further offset by lower product development costs, primarily driven by (1) higher capitalization of development costs and (2) lower bonuses as a result of lower business performance, in addition to lower cost of sales for Call of Duty: Mobile as a result of lower revenues. These were partially offset by increased costs due to expanded development teams.

Blizzard

The increase in Blizzard’s segment net revenues for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to revenues from Diablo Immortal, partially offset by lower revenues from Diablo II: Resurrected.

Despite the increase in segment net revenues, Blizzard’s segment operating income decreased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to higher cost of sales and marketing costs for Diablo Immortal, partially offset by lower software amortization and royalties on Diablo II: Resurrected.

King

The increase in King’s segment net revenues for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

Despite the increase in segment net revenues, King’s segment operating income decreased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to lower insurance claim proceeds, as the prior year included receipt of insurance proceeds relating to a network outage which occurred in 2018 from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games.

YTD Q3 2022 vs. YTD Q3 2021

Activision

The decrease in Activision’s segment net revenues and operating income for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease in segment net revenues and operating income was partially offset by an increase in revenues from prior Call of Duty franchise catalog titles.

The decrease in segment operating income was also partially offset by:

•lower product development costs primarily driven by (1) higher capitalization of development costs and (2) lower bonuses as a result of lower business performance, partially offset by increased costs due to expanded development teams; and

•lower cost of sales driven by the lower revenues.

Blizzard

The decrease in Blizzard’s segment net revenues and operating income for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to lower revenues from:

•World of Warcraft; and

•Diablo II: Resurrected.

This decrease in segment net revenues and operating income was partially offset by:

•revenues from Diablo Immortal; however, the benefit to segment operating income from these revenues was partially offset by associated cost of sales and marketing costs;

•lower product development costs, driven by higher capitalized development costs due to product development cycles, partially offset by increased costs due to expanded development teams; and

•lower software amortization and royalties on Diablo II: Resurrected.

King

The increase in King’s segment net revenues and operating income for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

The resulting increase in segment operating income was partially offset by higher sales and marketing costs, primarily for the Candy Crush franchise.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $76 million and $156 million on Activision Blizzard’s segment net revenues for the three and nine months ended September 30, 2022, respectively, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Increase/ (decrease)	2022	2021	Increase/ (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$1,606	$1,852	$(246)	$4,668	$5,883	$(1,215)
Retail channels	25	69	(44)	177	354	(177)
Other (2)	151	149	2	349	403	(54)
Total consolidated net revenues	$1,782	$2,070	$(288)	$5,194	$6,640	$(1,446)

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q3 2022 vs. Q3 2021

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Diablo II: Resurrected.

This decrease was partially offset by higher revenues from:

•Diablo Immortal; and

•the Candy Crush franchise.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

YTD Q3 2022 vs. YTD Q3 2021

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by higher revenues from:

•the Candy Crush franchise;

•Diablo Immortal; and

•prior Call of Duty franchise catalog titles.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	Increase/ (decrease)	2022	2021	Increase/ (decrease)
Net revenues by platform:
Console	$336	$523	$(187)	$1,195	$2,061	$(866)
PC	363	578	(215)	1,080	1,827	(747)
Mobile and ancillary (1)	932	820	112	2,570	2,349	221
Other (2)	151	149	2	349	403	(54)
Total consolidated net revenues	$1,782	$2,070	$(288)	$5,194	$6,640	$(1,446)

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q3 2022 vs. Q3 2021

Console

The decrease in net revenues from the console platform for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, partially offset by an increase in net revenues from prior Call of Duty franchise catalog titles.

PC

The decrease in net revenues from the PC platform for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower revenues from:

•World of Warcraft;

•Diablo II: Resurrected;

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to higher revenues from:

•Diablo Immortal; and

•the Candy Crush franchise.

YTD Q3 2022 vs. YTD Q3 2021

Console

The decrease in net revenues from the console platform for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

This decrease was partially offset by an increase in net revenues from prior Call of Duty franchise catalog titles.

PC

The decrease in net revenues from the PC platform for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to lower revenues from:

•World of Warcraft;

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•Call of Duty: Black Ops Cold War as compared to Call of Duty: Modern Warfare.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher revenues from:

•the Candy Crush franchise; and

•Diablo Immortal.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended September 30, 2022	% of associated net revenues	Three Months Ended September 30, 2021	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$107	46%	$120	28%	$(13)
Software royalties and amortization	9	4	72	17	(63)
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	343	22	307	19	36
Software royalties and amortization	43	3	28	2	15
Total cost of revenues	$502	28%	$527	25%	$(25)

	Nine Months Ended September 30, 2022	% of associated net revenues	Nine Months Ended September 30, 2021	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$279	30%	$375	23%	$(96)
Software royalties and amortization	153	17	272	16	(119)
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	948	22	925	19	23
Software royalties and amortization	86	2	87	2	(1)
Total cost of revenues	$1,466	28%	$1,659	25%	$(193)

Cost of Revenues—Product Sales:

Q3 2022 vs. Q3 2021

The decrease in product costs for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was driven by a $11 million decrease in product costs from Activision due to lower revenues.

The decrease in software royalties and amortization related to product sales for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $60 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from (1) Diablo II: Resurrected given the prior year launch and (2) World of Warcraft, as the prior year included amortization associated with the release of World of Warcraft: Shadowlands with no comparable amortization in the current period.

YTD Q3 2022 vs. YTD Q3 2021

The decrease in product costs for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was driven by:

•a $65 million decrease in product costs for our Distribution business due to lower revenues; and

•a $51 million decrease in product costs from Activision, driven by lower product costs for Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War due to lower revenues.

The decrease in software royalties and amortization related to product sales for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to:

•a $105 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from (1) World of Warcraft, as the prior year included higher amortization associated with the release of World of Warcraft: Shadowlands, and (2) Diablo II: Resurrected; and

•a $15 million decrease in software amortization and royalties from Activision, driven by lower software amortization and royalties from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Cost of Revenues—In-game, Subscription, and Other Revenues:

Q3 2022 vs. Q3 2021

The increase in game operations and distribution costs for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $37 million increase in service provider fees, primarily digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), as a result of higher revenues.

The increase in software royalties and amortization related to in-game, subscription, and other revenues for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a $17 million increase in software royalties and amortization from Blizzard, driven by Diablo Immortal.

YTD Q3 2022 vs. YTD Q3 2021

The increase in game operations and distribution costs for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $48 million increase in service provider fees, primarily digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), as a result of higher revenues.

Software royalties and amortization related to in-game, subscription, and other revenues for the nine months ended September 30, 2022 were comparable to the nine months ended September 30, 2021.

Product Development (amounts in millions)

	September 30, 2022	% of consolidated net revenues	September 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$277	16%	$329	16%	$(52)
Nine Months Ended	$935	18%	$1,016	15%	$(81)

Q3 2022 vs. Q3 2021

The decrease in product development costs for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was driven by a $155 million increase in capitalization of development costs resulting from the timing of our game development cycles and higher development spending of $103 million. The higher development spending was primarily due to expanded development teams and higher share-based compensation, partially offset by lower bonuses as a result of lower business performance.

YTD Q3 2022 vs. YTD Q3 2021

The decrease in product development costs for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was driven by a $344 million increase in capitalization of development costs, partially offset by higher development spending of $263 million, in both cases due to the same factors as discussed for the quarter-to-date period above.

Sales and Marketing (amounts in millions)

	September 30, 2022	% of consolidated net revenues	September 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$287	16%	$244	12%	$43
Nine Months Ended	$801	15%	$727	11%	$74

Q3 2022 vs. Q3 2021

The increase in sales and marketing expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to marketing spending for Diablo Immortal.

YTD Q3 2022 vs. YTD Q3 2021

The increase in sales and marketing expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher marketing spending for the Candy Crush franchise and Diablo Immortal.

General and Administrative (amounts in millions)

	September 30, 2022	% of consolidated net revenues	September 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$229	13%	$143	7%	$86
Nine Months Ended	$693	13%	$614	9%	$79

Q3 2022 vs. Q3 2021

The increase in general and administrative expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to lower insurance claim proceeds of $28 million, as the prior year included receipt of insurance proceeds relating to a network outage which occurred in 2018 from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games, and a $25 million increase in personnel costs as a result of higher share-based compensation expense.

YTD Q3 2022 vs. YTD Q3 2021

The increase in general and administrative expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to a $128 million increase in legal and other professional fees, primarily driven by our proposed transaction with Microsoft and employment-related matters, partially offset by a $51 million decrease in personnel costs as a result of lower share-based compensation expense.

Restructuring and Related Costs (amounts in millions)

	September 30, 2022	% of consolidated net revenues	September 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$2	—%	$3	—%	$(1)
Nine Months Ended	$(3)	—%	$46	1%	$(49)

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

Interest and Other (Income) Expense, Net (amounts in millions)

	September 30, 2022	% of consolidated net revenues	September 30, 2021	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$(15)	(1)%	$65	3%	$(80)
Nine Months Ended	$16	—%	$52	1%	$(36)

Q3 2022 vs. Q3 2021

The change in interest and other (income) expense, net to an income balance for the three months ended September 30, 2022, as compared to an expense balance for the three months ended September 30, 2021, was primarily due to:

•a $49 million increase in interest income due to higher market interest rate yields compared to the prior year; and

•lower realized and unrealized losses on our equity investments, with unrealized losses of $10 million in the current year as compared to $36 million in the prior year.

YTD Q3 2022 vs. YTD Q3 2021

The decrease in interest and other (income) expense, net, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to:

•a $65 million increase in interest income due to higher market interest rate yields compared to the prior year; and

•lower realized and unrealized gains on our equity investments, with unrealized losses of $6 million in the current year as compared to $35 million in realized and unrealized gains in the prior year.

Income Tax Expense (amounts in millions)

	September 30, 2022	% of Pretax income	September 30, 2021	% of Pretax income	Increase (Decrease)
Three Months Ended	$65	13%	$120	16%	$(55)
Nine Months Ended	$176	14%	$391	15%	$(215)

The income tax expense of $65 million for the three months ended September 30, 2022 reflects an effective tax rate of 13%, which is comparable to the effective tax rate of 16% for the three months ended September 30, 2021. Our tax rate in the current quarter is lower than in the prior year due to changes in the mix of our pre-tax income between countries, partially offset by discrete tax benefits recognized in 2021, related to a favorable tax return to accrual adjustment and excess tax benefits from share-based payments.

The income tax expense of $176 million for the nine months ended September 30, 2022 reflects an effective tax rate of 14%, which is comparable to the effective tax rate of 15% for the nine months ended September 30, 2021. The decrease is primarily due to changes in the mix of our pre-tax income among countries, partially offset by a discrete tax benefit recognized in 2021 related to deferred tax remeasurement.

The effective tax rate of 13% and 14% for the three and nine months ended September 30, 2022, respectively, is lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and U.S. research and development credits.

The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Other information about our income taxes is provided in Note 14 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows. We believe these operating cash flows, in combination with our existing balance of cash and cash equivalents and short-term investments of $10.9 billion, and the availability of our $1.5 billion revolving credit facility, will be sufficient to finance our operational and financing requirements for the next 12 months and beyond. Our primary sources of liquidity include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities. Our material cash requirements include operating expenses, potential dividend payments and share repurchases, scheduled debt maturities (the next of which is in 2026), capital expenditures and other commitments, as discussed below.

As of September 30, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $4.5 billion, as compared to $3.9 billion as of December 31, 2021. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

Our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are impacted by sales, which are generally highest in the fourth quarter due to title release timing and holiday-related sales patterns. We consider, on a continuing basis, various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures, joint ventures, dividends, share repurchases, and other structural changes, with certain of the foregoing actions, if we were to move forward with them, requiring Microsoft's approval under the Merger Agreement (which may not be unreasonably withheld, conditioned, or delayed), subject to certain exceptions. These transactions may result in future cash proceeds or payments.

Sources of Liquidity (amounts in millions)

	September 30, 2022	December 31, 2021	Increase (Decrease)
Cash and cash equivalents	$7,743	$10,423	$(2,680)
Short-term investments	3,189	195	2,994
	$10,932	$10,618	$314
Percentage of total assets	43%	42%

	For the Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
Net cash provided by operating activities	$1,097	$1,753	$(656)
Net cash used in investing activities	(3,193)	(101)	(3,092)
Net cash used in financing activities	(473)	(533)	60
Effect of foreign exchange rate changes	(100)	(35)	(65)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,669)	$1,084	$(3,753)

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

Net cash provided by operating activities for the nine months ended September 30, 2022, was $1.1 billion, as compared to $1.8 billion for the nine months ended September 30, 2021. The decrease was primarily due to lower net income from lower business performance as well as higher capitalized software development spending. These were partially offset by changes in our working capital, including the settling in equity of amounts otherwise payable in cash for 2021 under the Company’s annual incentive compensation plans and lower tax payments due to lower profitability.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include purchases and sales of investments, capital expenditures, and cash used for acquisitions.

Net cash used in investing activities for the nine months ended September 30, 2022, was $3.2 billion, as compared to $101 million for the nine months ended September 30, 2021. The increase was primarily due to purchases of $2.9 billion of held-to-maturity investments and $135 million net cash used in business acquisitions during the nine months ended September 30, 2022 with no similar activity in the prior year.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the nine months ended September 30, 2022, was $473 million, as compared to $533 million for the nine months ended September 30, 2021. The decrease was primarily due to $99 million lower tax payments relating to net share settlements on restricted stock units, partially offset by $37 million lower proceeds from the issuance of common stock to employees.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $100 million and $35 million on our cash and cash equivalents for the nine months ended September 30, 2022 and September 30, 2021, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both September 30, 2022 and December 31, 2021, our total gross unsecured senior notes outstanding was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At September 30, 2022	At December 31, 2021
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(40)	(42)
Total net carrying amount	$3,610	$3,608

Refer to Note 8 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share. On May 6, 2022, we made an aggregate cash dividend payment of $367 million to shareholders of record at the close of business on April 15, 2022.

Capital Expenditures

We made capital expenditures of $67 million during the nine months ended September 30, 2022, as compared to $59 million during the nine months ended September 30, 2021. In 2022, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the three and nine months ended September 30, 2022, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions will result in reduced revenues, operating expenses, net income, and cash flows from our international operations. Similarly, our revenues, operating expenses, net income, and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales but incur the majority of our costs in the U.S., the impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, generally cause a disproportional impact on our business. We monitor currency volatility throughout the year.

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

In the absence of hedging activities for the nine months ended September 30, 2022, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $107 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At September 30, 2022, our cash and cash equivalents were comprised primarily of money market funds.

As of September 30, 2022, based on the composition of our investment portfolio, we anticipate investment yields will continue to increase if the U.S. Federal Reserve continues to raise short-term interest rates, which would positively impact our future interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2022, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at September 30, 2022, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Note 17 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our legal proceedings.

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

Date:  November 7, 2022

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Deputy Chief Financial Officer and Comptroller, and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.