Form 10-K
period 2022-12-31
Activision Blizzard, Inc.
filed 2023-02-23
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2022 (based on the closing sale price as reported on the Nasdaq) was $60,436,471,136.
The number of shares of the registrant’s Common Stock outstanding at February 16, 2023 was 784,274,126.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K to the extent stated herein. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

PART I

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains, or incorporates by reference, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to our proposed transaction with Microsoft Corporation, releases of products or services, restructuring activities, and employee retention and recruitment; (3) statements of future financial or operating performance, including the impact of tax items thereon; and (4) statements of assumptions underlying such statements. Activision Blizzard, Inc. generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

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

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement due to our material breach of representations, warranties, covenants or agreements in the Merger Agreement. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to (1) $2.5 billion if the termination notice is provided prior to April 18, 2023, or (2) $3.0 billion if the termination notice is provided at any time after April 18, 2023.

The consummation of the Merger remains subject to customary closing conditions, including receipt of certain regulatory approvals. On December 8, 2022, the United States Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. The Company filed an answer to the FTC’s administrative complaint on December 22, 2022, and thereafter filed an amended answer on January 4, 2023. The administrative trial is currently scheduled to take place before an FTC administrative law judge starting August 2, 2023.

The two parties are continuing to engage with regulators reviewing the proposed transaction and are working toward closing in Microsoft’s fiscal year ending June 30, 2023, subject to obtaining required regulatory approvals and satisfaction or waiver of other customary closing conditions.

For additional information related to the Merger Agreement, please refer to the Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022, as supplemented by the Current Report on Form 8-K filed with the SEC on April 15, 2022, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

China License Agreements

Activision Blizzard had licensing agreements with NetEase, Inc. (“NetEase”) covering the publication of several Blizzard Entertainment, Inc. titles in Mainland China. These agreements, which contributed approximately 3% of Activision Blizzard’s consolidated net revenues in both 2021 and 2022, expired in January 2023.

Activision Blizzard is committed to finding alternative ways to serve the community in Mainland China affected by the expiry of these agreements. The co-development and publishing of Diablo® Immortal™ is covered by a separate agreement with NetEase, which remains in place. In addition, Call of Duty®: Mobile is governed by agreements with another third party that are unaffected.

Our Strategy and Vision

Our objective is to connect and engage the world through epic entertainment. We are a worldwide leader in the development, publishing, and distribution of high-quality interactive entertainment content and services, delivering engaging entertainment experiences to our network of connected players on a year-round basis. In pursuit of our objective, we focus on three strategic pillars: expanding audience reach; deepening consumer engagement; and increasing player investment.

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

Driving deep consumer engagement. Our high-quality entertainment content not only expands our audience reach, but it also drives deep engagement with our franchises. We design our games to provide a depth of content that offers consumers the opportunity to engage for a long period of time following a game’s release. In addition, our games are designed to provide players the ability to connect with each other socially within our communities, thus delivering more value to our players and providing additional growth opportunities for our games.

Increasing player investment. The connected, online nature of our network enables us to offer content and player investment opportunities directly to our consumers on a year-round basis. In addition to purchasing full games or subscriptions, players can invest in our games by purchasing incremental in-game content. These digital revenue streams tend to be more recurring and have relatively higher profit margins. In addition, we generate revenue through offering advertising within certain of our games.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally-developed intellectual properties.

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product offerings include titles and content for Call of Duty, a first-person action franchise. Activision also includes the activities of the Call of Duty League™, a global professional esports league.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product offerings include titles and content for: the Warcraft® franchise, which includes World of Warcraft®, a subscription-based massive multi-player online role-playing game, and Hearthstone®, an online collectible card game based in the Warcraft universe; Diablo® in the action role-playing genre; and Overwatch® in the team-based first-person action genre. Blizzard also includes the activities of the Overwatch League™, a global professional esports league.

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

•subscriptions for players in World of Warcraft that provide for ongoing access to the game content; and

•advertising services for third-party companies to reach and engage with our players, primarily within our free-to-play offerings.

Providing additional content and experiences within franchises has increased opportunities for player investment outside of premium full-game purchases. This has allowed us to shift from our historical seasonality to a more consistently recurring and year-round revenue model. In addition, if executed properly, it allows us to increase player engagement with our games and content.

Product Development and Support

We focus on developing wholly-owned intellectual properties backed by well-designed, high-quality games with regular content updates. We aim to build interactive entertainment content with the potential for broad reach, sustainable engagement, and year-round player investment. It is our experience that established intellectual properties then serve as the basis for related new products and content that can be released over an extended period of time. We believe that the development and distribution of products and content based on established franchises enhances predictability of revenues and the probability of high unit volume sales and operating profits. We intend to continue development of content based on our owned intellectual properties in the future, and in recent years have increased the size of our development teams, a trend that we expect to continue, but at more moderated levels.

We develop and produce our titles using a model in which individual game studios have primary responsibility for the development and production process, including the supervision and coordination of internal and, where appropriate, external resources. We believe this model allows us to deploy the best resources for a given task, including by supplementing our internal expertise with top-quality external resources on an as-needed basis.

While most of our content is developed by our internal studios, we also engage independent third-party developers to create content on our behalf. From time to time, we also acquire the license rights to publish and/or distribute software products that are, or will be, independently created by third-party developers.

We provide various forms of support to our game studios when developing a product. Central technology and development teams review, assess, and provide support to products throughout the development process. Quality assurance personnel are also involved throughout the development and production of published content. We subject all such content to extensive testing before public release to ensure compatibility with appropriate hardware systems and configurations and in an effort to minimize the number of bugs and other defects found in the products. To support our content, we generally provide 24-hour game support to players, primarily online.

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

Our game products and content are generally available in a digital format, which allows consumers to purchase and download the content at their convenience directly to their console, PC, or mobile device through our platform partners, including Apple Inc. (“Apple”), Facebook, Inc. (“Facebook”), Google Inc. (“Google”), Microsoft, Sony Interactive Entertainment Inc. (“Sony”), and Valve Corporation (“Valve”). Blizzard utilizes its proprietary online gaming platform, Battle.net, to distribute most of Blizzard’s content and selected Activision content directly to PC consumers.

In addition to serving as a distribution platform, Battle.net offers players communications features, social networking, player matching, and digital content delivery and is designed to allow people to connect regardless of which of our games on Battle.net they are playing.

Our physical products are available for sale in outlets around the world. These products are sold primarily on a direct basis to mass-market retailers, consumer electronics stores, discount warehouses, game specialty stores, and other stores, or through third-party distribution and licensing arrangements.

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

Significant Customers and Our Franchises

Customers

While the Company does sell directly to end consumers in certain instances, such as sales through Battle.net, in other instances our content is distributed to end consumers via platform providers, such as Apple, Facebook, Google, Microsoft, Sony, and Valve, or retailers, such as Best Buy, GameStop, Target, and Walmart.

Customers and platform providers exceeding 10% or more of our consolidated net revenues and consolidated gross receivables were approximately as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Revenues:
Apple Inc.	20%	17%	15%
Google Inc.	18%	17%	14%
Sony Interactive Entertainment Inc.	13%	15%	17%
Microsoft Corporation	*	*	11%

	At December 31,
	2022	2021
Gross Receivables:
Sony Interactive Entertainment Inc.	22%	22%
Microsoft Corporation	20%	20%
Google Inc.	10%	*

*    Did not account for 10% or more of our consolidated net revenues or consolidated gross receivables for the noted periods.

Our Franchises

For the years ended December 31, 2022, 2021, and 2020, our three franchises—Call of Duty, Warcraft, and Candy Crush—collectively accounted for 79%, 82%, and 79%, respectively, of our net revenues. No other games or content outside of these franchises comprised 10% or more of our net revenues in those periods.

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

In addition to third-party software competitors, integrated video game console hardware and software companies, such as Microsoft, Sony, and Nintendo, compete directly with us in the development of software titles for their respective platforms, while at the same time acting as key distribution channels and payment gateways for our products and services through their digital storefronts. Apple and Google are similarly positioned on mobile devices.

As our teams have contributed to transforming gaming into social experiences, enabling players to find purpose and meaning through games, we believe connecting these communities together is the next step in our industry. This can be seen by established and emerging competitors seeing opportunity for virtual worlds filled with professionally produced content, user generated content and rich social connections. As investments in cloud computing, artificial intelligence and machine learning, data analytics, and user interface and experience capabilities are becoming more competitive, we believe that our proposed Merger with Microsoft will better enable our ambitions in this dynamic and highly competitive environment.

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

We develop a majority of our products based on wholly-owned intellectual properties, such as Call of Duty, Warcraft, and Candy Crush. In other cases, we obtain intellectual property through licenses and service agreements. Further, our products that play on consoles and mobile platforms include technology that is owned by the platform provider and is licensed non-exclusively to us for use in the relevant product. We also license technology from other providers in developing our content and services. While we may have renewal rights for some licenses, our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms and at reasonable rates.

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

Our People

Our continued success is directly related to our ability to attract, recruit, enable, retain, and develop diverse and exceptional talent. In this section, we provide information about our employees, our initiatives to provide opportunities to further develop careers and enhance the experience of our employees, our commitment to excellence, diversity, equity and inclusion, and related employment matters.

Overview: As of December 31, 2022, Activision Blizzard had approximately 13,000 full-time and part-time non-temporary employees, with approximately 72% in North America, approximately 22% in the Europe, Middle East, and Africa (“EMEA”) region, and approximately 6% in the Asia Pacific region. Of these employees, approximately 69% either work directly on, or support, our game and technology development.

Diversity, Equity, and Inclusion (“DE&I”): We believe that a diverse, inclusive culture committed to excellence and measured by performance enables us to capitalize on the strengths of our workforce to exceed players’ and fans’ expectations and meet our business objectives. We remain committed to building and sustaining a welcoming, inclusive culture through DE&I practices and programs throughout the employee experience.

Our Corporate Governance Principles and Policies demonstrate our commitment to diversity at the Board of Directors level, providing that the initial list from which any new independent director nominee is chosen includes qualified female and racially/ethnically diverse candidates. Similarly, when we recruit new senior leadership we expect candidate slates at the vice president level and above to be diverse, and aim to recruit diverse candidates across the Company. During 2022, we increased the percentage of women on our Board of Directors from 20% to 33%. Further, as of December 31, 2022, 22% of our Board of Directors are members of underrepresented communities.

In 2021, in connection with our announcement by our CEO, Mr. Kotick, of Transformational Goals for our organization, we committed to increase the percentage of women and non-binary employees by 50% by October 2026. Further, our required training programs underscore our commitment to maintaining a respectful workplace culture. For example, every employee is required to take our online “Way2Play” Training, which covers a wide range of ethics and compliance topics, including workplace respect. In 2022, we required all U.S. employees to be trained on our new Workplace Integrity Policy, to help ensure a culture free of harassment, discrimination, and retaliation. This training will be expanded to non-U.S. based employees in 2023. This policy, along with mandatory live training, aims to ensure that all employees understand their responsibilities with respect to conduct that can detract from a welcoming, respectful workplace committed to excellence. We also offer leadership and management development opportunities on the topics of unconscious bias and inclusive leadership, and train our recruiting workforce in diverse sourcing strategies.

Our overall goal in hiring is to provide an objective and equitable process that helps us recruit the very best talent we can find and we utilize an array of resources and tools aimed at ensuring women, underrepresented ethnic groups (“UEGs”), and other diverse employees are appropriately represented in our workforce. We believe a diverse workforce allows us to better serve our players in almost 200 countries and creates a more inspiring culture that fosters creativity and innovation.

We continually invest in tools and systems that allow us to better track representation of women and UEG candidates at the applicant, interview, and hiring stages of our recruiting processes, helping to reinforce our goal of having diverse candidate slates for open positions. As of November 30, 2022, approximately 26% of our global employee population identifies as women or non-binary, up from approximately 24% in November 2021. Representation for UEGs in the U.S. was approximately 38% as of November 30, 2022, up from approximately 36% in November 2021.

We have invested in additional initiatives–from expanding opportunities in the gaming and technology space for underrepresented communities to mentorship and sponsorship programs for our current teammates and future leaders. In 2021, in connection with our Transformational Goals (described further below under the heading “Actions to Enhance Our Workplace Experience”), we committed to invest $250 million over the following ten years in initiatives that foster expanded opportunities in gaming and technology for underrepresented communities. Additionally, our work to support the Call of Duty Endowment in 2022 resulted in 15,987 veteran job placements and more than $1 billion in positive economic impact for the veteran community.

Compensation and Benefits: The main objective of our compensation program is to provide compensation that attracts, retains, motivates, and rewards employees who operate with excellence in a highly competitive and technologically challenging environment. We seek to do this by linking compensation (including annual changes in compensation) to overall Company and business unit/franchise performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align our employees’ incentives with the interests of our shareholders. We continue to make efforts across our global organization to promote equal pay practices, as demonstrated by the disclosure of our Global Pay Equity Review for 2021 results in our most recent annual Environmental, Social, Governance (“ESG”) report. Further, we have announced improved benefits such as increased holiday, wellness, and vacation time off.

We always endeavor to offer benefits that enable our employees and their families to live healthier and more secure lives. Examples include: 401(k) with matching Company contributions; a comprehensive well-being program; paid leave programs; medical insurance; prescription drug benefits; dental insurance; vision insurance; accidental death and dismemberment insurance; critical illness insurance; life insurance; disability insurance; health savings accounts; flexible spending accounts; and benefits to support current and hopeful parents. We frequently upgrade our benefit portfolio by seeking out pioneer partners that give our employees unique and supportive benefit experiences. A more comprehensive list of our benefits can be found at https://benefitsforeveryworld.com (this corporate website, and the contents thereof, is not incorporated by reference into this Annual Report on Form 10-K nor deemed filed with the SEC).

In 2021, the Company reviewed our compensation and incentive programs and implemented changes to our compensation to enhance employee equity ownership and align our equity compensation practices more closely with industry peers. As a result of this review, the Company made changes to our bonus and equity programs so that all eligible employees received all or a portion of certain incentives in the form of Company equity for 2021. Similarly, for 2022 the Company is expecting to deliver certain of its annual performance plans in the form of Company equity to further align the interests of our employees with the interests of our shareholders.

Developing Careers and Growing Leaders: Recognizing that ours is a rapidly changing industry with a requirement for constant innovation, developing our talent base is vital to our continued success. Our talent processes are focused on career and leadership development opportunities through promotion and internal mobility, performance management, and strategic talent assessment and succession planning. In order to ensure a continuing commitment to excellence and a recognition that performance is a prerequisite to sustained success, we try to ensure our employees have a clear understanding of their strengths and development opportunities. We believe this transparency in communication fosters a collaborative and productive relationship between employees and their managers. Our performance management process begins with the establishment of goals, followed by encouraged regular check-ins on progress and performance so that employees have an understanding of their strengths, areas for improvement, and how they are contributing to the success of the Company. We assess employee contributions to our Company results and culture so that we can recognize and reward their contributions. Additionally, on an annual basis, we conduct an organizational health and performance review process with our senior leadership and segment, business, franchise, and function leaders, focusing on our high-performing and high-potential talent, diversity and inclusion, and the performance and succession for our most critical roles.

Engaging Employees: Employees across the Company have the opportunity to join and contribute to one of our nine Employee Network Groups (“ENGs”). These groups enrich our employees’ experiences, our culture, and our business by driving inclusion, cultural awareness, professional development, networking, and community involvement. Employee engagement also plays a critical role in how we identify and improve the way we work. We capture and act on the voice of our employees through multiple means, including pulse surveys, listening sessions and Upward Feedback, an annual process through which employees share constructive actionable feedback to their managers through an anonymous survey, enabling awareness regarding managers’ inclusive behaviors and commitment to living our values. Through this process we encourage our employees to provide honest, candid feedback about their experiences working for the Company. This process enables us to provide an enriching, rewarding experience for our employees. In 2022, we had 90% of eligible managers receive feedback and overall positive ratings increased across the Company, and within each business unit, as compared to the prior year.

Actions to Enhance Our Workplace Experience: The Company regularly introduces new initiatives to enhance our culture and ensure a welcoming, inclusive, diverse workplace committed to excellence. Continuing to provide a model workplace in our industry remains a priority for the Company.

On October 28, 2021, Mr. Kotick announced transformational workplace excellence goals and practices (collectively, the “Transformational Goals”). As part of our workplace excellence goals, we accomplished the following in 2022:

•In furtherance of our goal to increase the percentage of women and non-binary individuals by 50% over the next five years – We have made meaningful progress. As of November 30, 2022, approximately 26% of our global employee population identifies as women or non-binary, up from approximately 24% in November 2021, and up from approximately 23% at the time the goal was announced.

•Investing $250 million over the next ten years to accelerate opportunities for diverse talent – As part of this commitment, in 2022 we launched Level-Up U, a three-month training program for engineers seeking to launch their careers in the gaming industry. For the inaugural class of Level-Up U engineers, over 100 offers to program applicants were accepted, with a 73% rate of overall diversity, including 45% women and non-binary individuals and 40% from UEGs.

•In furtherance of our zero tolerance policies with respect to certain types of workplace conduct – We significantly expanded our Ethics and Compliance resources to increase our ability to conduct faster investigations and ensure greater consistency across investigations of all types across the Company. In 2022, we added 26 Ethics and Compliance professionals and we have quadrupled the size of the Ethics and Compliance team since July 2021.

•Increasing visibility on pay equity – Since the announcement of this commitment, we have shared the results of our U.S. Pay Equity Review 2020 and Global Pay Equity Review for 2021, which highlight that, after accounting for factors that impact pay like role, location, tenure, and job classification, in the U.S., women at the Company on average earned slightly more than men at the Company for comparable work in 2020 (women received approximately one dollar and one cent for every dollar received by men), and globally, women and those who do not identify as men at the Company on average earned one dollar for every dollar received by men at the Company for comparable work in 2021. We also included a median pay analysis in our 2021 ESG Report and published our EEO-1 Report.

In connection with the announcement of the Transformational Goals, in October 2021, Mr. Kotick requested that his compensation be reduced to the lowest amount permitted to be paid to exempt employees under California law. Consistent with this request, Mr. Kotick’s base salary for 2022 was $62,500 and he did not receive any equity awards or bonus payments.

Our Board of Directors’ Workplace Responsibility Committee, formed in November 2021, has been engaged in overseeing the Company’s progress in successfully implementing its workplace excellence policies, procedures, and commitments. The Workplace Responsibility Committee requires management to develop key performance indicators and/or other means to measure progress and ensure accountability, with executive management providing frequent progress reports to the Workplace Responsibility Committee, which regularly briefs the full Board of Directors. Any changes to Mr. Kotick’s annual and long-term compensation will only occur after a determination by the Workplace Responsibility Committee of appropriate progress toward the achievement of our workplace excellence objectives.

Unionization: Our employees in the U.S. are not covered by collective bargaining agreements. However, in May 2022, a small group of quality assurance workers at our Raven Software studio in Wisconsin voted in favor of forming a union with the Communication Workers of America (the “CWA”). In December 2022, a small group of quality assurance workers for Blizzard in New York also voted in favor of forming a union with the CWA. On December 27, 2022, the Proletariat studio in Boston, which was recently acquired by Blizzard, announced the formation of a union and the CWA filed a petition for union representation with the U.S. National Labor Relations Board (the “NLRB”). The NLRB announced that the mail ballot election would be scheduled to begin January 24, 2023; however, the CWA withdrew its petition on January 24, 2023. We deeply respect the rights of all employees to make their own decisions about whether or not to join a union and exercise all other National Labor Relations Act rights. Across the Company, we believe that a direct relationship between managers and team members allows us to quickly respond and deliver the strongest results and the greatest opportunities and incentives for employees. As discussed in Part I, Item 1A under “Risk Factors” of this Annual Report on Form 10-K, while the Merger Agreement is in effect, we are also subject to certain interim covenants with respect to various matters (including, among other things, with respect to collective bargaining agreements and employee benefit plans) concerning the operation of our business during the pendency of the Merger.

Workplace legal matters and related risks: For information regarding legal actions against the Company regarding workplace concerns and related matters, see Part I, Item 1A “Risk Factors” and Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sustainability

We have a responsibility to operate sustainably. We have established and disclosed Scopes 1, 2 and estimated Scope 3 emissions and are developing a roadmap to reach net zero greenhouse gas emissions by 2050 in accordance with the Science Based Targets Initiative Corporate Net-Zero Standard. Our rapid conversion towards a fully digital business is enabling us to set and achieve important sustainability goals. As a result of our focus and progress thus far, we have reduced packaging waste by 70% as compared to our baseline year of 2019, surpassing our original ambitious goal of a 50% reduction by 2024.

Long Term Total Shareholder Return

The below total shareholder returns (“TSR”) information is provided to illustrate the comparison of the Company’s long term TSR to the identified peers and index. Other performance measures are included in Part II, Item 5 under “Stock Performance Graph” of this Annual Report on Form 10-K and will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders.

Over the 10 years ended December 31, 2022, the Company delivered an average annual TSR of 23%, ahead of the peer group median of 18% and significantly ahead of the S&P 500 at 10%. Over the 20 years ended December 31, 2022, the Company’s average annual TSR was 21%, ahead of the peer group median of 11% and significantly ahead of the S&P 500 at 8%.

The peer group for purposes of this long term TSR data is the Company’s peer group as identified in its definitive Proxy Statement for our 2022 Annual Meeting, which meeting was held in June 2022, and has been updated to reflect any changes in corporate structure of the peers. The peer group consists of Adobe Inc., eBay Inc., Electronic Arts Inc., Fox Corporation., Intuit Inc., Liberty Media Corporation, Live Nation Entertainment, Inc., Netflix Inc., Paramount Global, PayPal Holdings, Inc., salesforce.com, Inc., ServiceNow, Inc., Sirius XM Holdings Inc., The Walt Disney Company, and Warner Bros. Discovery, Inc.

Information about our Executive Officers

Our executive officers and their biographical summaries are provided below:

Name	Age	Position
Robert A. Kotick	59	Chief Executive Officer of Activision Blizzard
Daniel Alegre	54	President and Chief Operating Officer of Activision Blizzard
Armin Zerza	53	Chief Financial Officer of Activision Blizzard
Grant Dixton	49	Chief Legal Officer of Activision Blizzard
Brian Bulatao	58	Chief Administrative Officer of Activision Blizzard

Robert A. Kotick, Chief Executive Officer of Activision Blizzard

Robert A. Kotick, who serves as our Chief Executive Officer, has been a director of Activision Blizzard since February 1991, following his purchase of a significant interest in the Company, which was then on the verge of insolvency. Mr. Kotick was our Chairman and Chief Executive Officer from February 1991 until July 2008, when he became our President and Chief Executive Officer. He served as our President from July 2008 until June 2017. Mr. Kotick is also a member of the board of trustees for the Harvard-Westlake School. He is also the Vice Chairman of the Board and Chairman of the Committee of Trustees of the Los Angeles County Museum of Art. In addition, Mr. Kotick is the co-founder and co-Chairman of the Call of Duty Endowment, a nonprofit, public benefit corporation that seeks to help organizations that provide job placement and training services for veterans.

Daniel Alegre, President and Chief Operating Officer of Activision Blizzard

Daniel Alegre has served as our Chief Operating Officer since April 2020. Prior to joining the Company, Mr. Alegre held a number of leadership positions at Google, a technology company specializing in internet-related services and products, from 2004 to 2020, including serving as President of Global Retail and Shopping, where he led the initiatives to embed e-commerce across all Google product areas and to help diversify beyond advertising into the retail transactions business. Prior to that, Mr. Alegre was President of the Google’s Global and Strategic Partnerships organization, working across all of Google’s core business lines to create and foster key strategic relationships with some of the world’s largest partners. Mr. Alegre was also instrumental in Google’s international expansion, serving as President of Google’s Asia-Pacific and Japan businesses living in China, Singapore, and Tokyo and as Vice President of the Latin America business, overseeing a massive expansion in both regions. Prior to joining Google, Mr. Alegre was Vice President at Bertelsmann Media, running a division of BMG Music in Latin America as well as Partnerships of the Bertelsmann eCommerce Group in New York City. Mr. Alegre holds a B.A. degree from the Woodrow Wilson School of Public and International Affairs at Princeton University, as well as dual M.B.A. and J.D. degrees from Harvard Business School and Harvard Law School. On December 13, 2022, Mr. Alegre notified the Company that he plans to leave for another opportunity upon completion of the current term of his employment under his employment agreement with the Company, which expires on March 31, 2023.

Armin Zerza, Chief Financial Officer of Activision Blizzard

Armin Zerza has served as our Chief Financial Officer since April 2021. Prior to that, he served as the Company’s Chief Commercial Officer from 2019 to 2021, as the Chief Operating Officer of Blizzard from 2017 to 2019, and as Chief Financial Officer of Blizzard from 2015 to 2017. Mr. Zerza joined Activision Blizzard in August 2015 with more than 20 years of senior leadership experience at Procter & Gamble, serving in North America, Europe, Asia, and Latin America. Mr. Zerza has held a number of senior roles across multi-billion-dollar businesses at Procter & Gamble, including as Director of Procter & Gamble’s global M&A team and CFO of the European Baby Care and Latin America divisions. Mr. Zerza also served as a board member of the Italy Procter & Gamble-Fater and Spain Procter & Gamble-Arbora & Ausonia joint ventures. Mr. Zerza holds a degree from Vienna University.

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

Additional Financial Information

See “Critical Accounting Policies and Estimates” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our practices with regard to several working capital items. See “Management’s Overview of Business Trends” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of seasonality on our business.

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

Activision Blizzard Disclosure Channels to Disseminate Information

We disclose information to the public concerning Activision Blizzard, Activision Blizzard’s products, content and services, and other items through a variety of disclosure channels in order to achieve broad, non-exclusionary distribution of information to the public. Some of the information distributed through these disclosure channels may be considered material information. Investors and others are encouraged to review the information we make public in the locations below.* This list may be updated from time to time.

•For information concerning Activision Blizzard and its products, content and services, please visit: https://www.activisionblizzard.com.

•For information provided to the investment community, including news releases, events and presentations, and filings with the SEC, please visit: https://investor.activision.com.

•For the latest information from Activision Blizzard, including press releases and the Activision Blizzard blog, please visit: https://www.activisionblizzard.com/newsroom.

•For additional information, please follow Activision Blizzard’s and Lulu Cheng Meservey’s (Activision Blizzard’s Executive Vice President, Corporate Affairs and Chief Communications Officer) Twitter accounts: https://twitter.com/atvi_ab and https://twitter.com/lulumeservey. Except with respect to communications regarding Activision Blizzard, Ms. Meservey’s social media communications from https://twitter.com/lulumeservey are personal communications of Ms. Meservey and are not communications on behalf of Activision Blizzard.

_______
* These corporate websites and social media channels, and the contents thereof, are not incorporated by reference into this Annual Report on Form 10-K nor deemed filed with the SEC.

Item 1A. RISK FACTORS

Risk Factors Summary

Below is a summary of the principal risks associated with an investment in the Company. This summary should not be relied upon as an exhaustive list of the material risks facing our business.

•the Merger, the pendency of the Merger Agreement, or our failure to complete the Merger (including due to failure of receipt of all required regulatory approvals);
•uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business;
•decline in demand for our products and services if general economic conditions decline;
•fluctuations in currency exchange rates;
•our ability to deliver popular, high-quality content in a timely manner;
•negative impacts on our business resulting from concerns regarding our workplace, including associated legal proceedings;
•our ability to attract, retain, and motivate skilled personnel;
•future impacts from COVID-19;
•the level of demand for our games and products;
•our ability to meet customer expectations with respect to our brands, games, services, and/or business practices;
•competition;
•our reliance on a relatively small number of franchises for a significant portion of our revenues and profits;
•negative impacts from the results of collective bargaining, legal proceedings related to unionization or campaigns by unions directed at our workforce;
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
•insolvency or business failure of any of our business partners;
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
•cybersecurity‑related attacks, significant data breaches, fraudulent activity, or disruption of our information technology systems or networks;
•significant disruption during our live events;
•catastrophic events;
•climate change;
•provisions in our corporate documents and Delaware state law that could delay or prevent a change of control;
•other legal proceedings;
•increasing regulation in key territories over our business, products, and distribution;
•changes in government regulation relating to the Internet;
•our compliance with evolving data privacy laws and regulations;

•scrutiny regarding the appropriateness of the content in our games and our ability to receive target ratings for certain titles;
•changes in tax rates and/or tax laws and exposure to additional tax liabilities; and
•changes in financial accounting standards or the application of existing or future standards as our business evolves.

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

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without Microsoft’s approval (such approval not to be unreasonably conditioned, withheld, or delayed), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

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

The proposed Merger has caused disruptions to our business or business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes to or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the proposed Merger has placed an increased burden on management and internal resources, which may have a negative impact on our ongoing business. It also diverts management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (1) the absence of any court order or law prohibiting (or seeking to prohibit) the consummation of the Merger, (2) the termination or expiration of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and specified approvals under certain other antitrust and foreign investment laws, subject to certain limitations, (3) compliance by us and Microsoft in all material respects with our respective obligations under the Merger Agreement, and (4) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Microsoft, respectively, as of the signing date and the closing date.

The Merger Agreement contains customary mutual termination rights for us and Microsoft, which could prevent the consummation of the pending Merger, including a right for either party to terminate the Merger Agreement in certain cases if the Merger was not completed by January 18, 2023 (the “Initial Termination Date”), subject to automatic extension in certain cases. The Initial Termination Date was automatically extended to April 18, 2023 (since the Merger was not completed by the Initial Termination Date and the regulatory closing conditions were the only conditions remaining outstanding as of the Initial Termination Date), and such date is subject to further automatic extension to July 18, 2023, if the regulatory closing conditions are the only conditions that remain outstanding as of 11:59 p.m., Pacific time, on April 18, 2023.

The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties, or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods). Additionally, the Merger Agreement provides termination rights, if certain conditions are met, including (1) for Microsoft, if our Board of Directors changes its recommendation in favor of the Merger, and (2) for us, if our Board of Directors had authorized entry into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to us receiving stockholder approval of the Merger (which has now been received).

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

•the market price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed;
•if the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee, including that we will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, and Microsoft will be required to pay us a reverse termination fee ranging from $2.5 billion to $3.0 billion under specified circumstances;
•some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction with Microsoft, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur; and
•we may experience negative publicity and/or reactions from our investors, employees, customers, partners, suppliers, vendors, landlords, and other business partners.

Stockholder litigation could prevent or delay the closing of the pending Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of stockholder litigation in connection with the pending Merger. Such litigation may adversely affect our ability to complete the pending Merger. We could incur significant costs in connection with such litigation, including costs associated with the indemnification obligations to our directors and officers. Such litigation may be distracting to management and may require us to incur additional, significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from becoming effective. See Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of complaints filed.

Completion of the proposed transaction with Microsoft is subject to the closing conditions contained in the Merger Agreement, including certain regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed transaction will not be completed.

Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the U.S., the European Union, the United Kingdom and certain other jurisdictions are included in the Merger Agreement as conditions to completing the proposed transaction with Microsoft. On December 8, 2022, the FTC issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. For more information regarding the FTC complaint regarding the pending Merger, see Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, the proposed transaction with Microsoft may be reviewed under antitrust statutes or foreign direct investment regimes of other governmental authorities, including U.S. state laws.

In deciding whether to grant the required regulatory approvals, consents or clearances, the relevant governmental entities may consider the effect of the proposed transaction with Microsoft on competition within their relevant jurisdictions. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, Microsoft and us. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances could have the effect of delaying or preventing consummation of the proposed transaction with Microsoft.

Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions and to do, or cause to be done, all things necessary, proper or advisable pursuant to applicable laws or otherwise to consummate the proposed transaction with Microsoft in the most expeditious manner practicable. Nonetheless, certain conditions to the completion of the pending Merger are not within our or Microsoft’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Merger will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the pending Merger or otherwise have an adverse effect on us.

If the Merger is not completed by April 18, 2023 (subject to further automatic extension to July 18, 2023 if the regulatory closing conditions are the only conditions that remain outstanding as of April 18, 2023), either party may have the right to terminate the Merger Agreement following such date (if applicable, as extended).

Economic Risks

Weakness and uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business could adversely affect our business, results of operations, and financial condition.

We are subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including trends toward protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates, foreign currency volatility, increasing unemployment, slower growth or a recession, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war. Worsening economic conditions have had and may continue to have an adverse impact on the financial health of many of our consumers and business partners. Uncertainty about the effects of current and future economic and political conditions on us, our consumers, suppliers and business partners can make it more difficult for us to forecast operating results. If economic growth in countries where we do business slows, this could result in reductions in sales of our products and services, more extended sales cycles, and slower adoption of new products and enhancements. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our business.

Prolonged or more severe economic weakness and uncertainty, including from inflation, increasing interest rates, and foreign currency volatility, could also cause our expenses to vary materially from our expectations. Any financial turmoil affecting the banking system and financial markets or any significant financial services institution failures could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice.

Any of these events would likely harm our business, results of operations, and financial condition.

If general economic conditions decline, demand for our products and services could decline because purchases of our products and services rely on discretionary spending.

Purchases of our products and services involve discretionary spending on the part of consumers. Consumers are generally more willing to make discretionary purchases, including purchases of products and services like ours, during periods in which favorable economic conditions prevail. As a result, our products are sensitive to general economic conditions and economic cycles, including increases in unemployment, interest rates, inflation, and general economic uncertainty. A reduction or shift in domestic or international consumer spending could result in an increase in our selling and promotional expenses, in an effort to offset that reduction, and could negatively impact our business.

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

Additionally, consumer expectations regarding the quality, performance, and integrity of our products and services are high. Consumers may be critical of our brands, games, services, and/or business practices for a wide variety of reasons, and such negative reactions may not be foreseeable or within our control to manage effectively. For example, we are subject to legal proceedings regarding workplace concerns, as described in Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and could become subject to additional, similar legal proceedings in the future. These legal proceedings have negatively impacted our public reputation and, as a result, at various points in time since the institution of these legal proceedings some consumers have elected not to continue subscribing to one of our games, and it is possible that existing and potential players may decide not to play our games in the future. Some sponsors, partners, and advertisers have previously elected not to be associated with our brand due to this impact on our reputation, and others may so elect in the future. As another example, if we fail to create fun, fair, and safe playing environments, consumers may engage less with our games. All of this may negatively impact, and in the case of those legal proceedings is negatively impacting, our business.

Our products and services are complex software programs. We have quality controls in place to detect defects, “bugs,” or other errors in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. As such, these quality controls and preventative measures may not be effective, and at times have not been successful, in detecting all defects, bugs, or errors in our products and services before they have been released into the marketplace. Our games with online features are frequently updated, increasing the risk that a game may contain errors. These issues can lead consumers to stop playing the game and/or be less likely to return to the game as often in the future, which may negatively impact our business. If our games or services, such as our proprietary online gaming platform, do not function as consumers expect, whether because they fail to function as advertised or otherwise, our sales may suffer. The risk that this may occur is particularly pronounced with respect to our games with online features because they involve ongoing consumer expectations, which we may not be able to consistently satisfy.

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

In addition, delays in product releases or disruptions following the commercial release of one or more new products have negatively impacted, and could in the future negatively impact, our business and reputation and could cause our results of operations to be materially different from expectations. Our ability to meet development schedules depends on numerous factors, some of which are outside of our control, including our ability to attract and retain qualified personnel, the time-intensive nature of creative processes, the coordination of large and often dispersed development teams, the complexity of our products and the platforms for which they are developed, and third-party approvals. If we fail to release our products in a timely manner, or if we are unable to continue to extend the life of existing games by adding features and functionality that will encourage continued engagement with the game, our business may be negatively impacted. Any negative impact which occurs during key selling periods, particularly in the fourth quarter of the year, could be especially pronounced.

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

We have experienced adverse effects related to concerns raised about our workplace and may continue to experience additional adverse effects.

As described below under “We are subject to legal proceedings regarding workplace concerns that have negatively affected our reputation” and in Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we have been, and in some cases continue to be, subject to legal proceedings regarding workplace concerns. The outcome of matters that have not been resolved remains uncertain, though such matters could be decided unfavorably to the Company and could have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

We are taking actions to address the concerns of employees and other key stakeholders and the adverse consequences to our business. We have experienced, and are likely to continue to experience, adverse publicity regarding our Company and executives related to these matters. These matters have had, and may continue to have, a negative effect on the Company’s business and reputation. If we experience significantly reduced productivity, significant worker protests or strikes in regard to these matters, significant continued loss of sponsors, advertisers or players, or other negative consequences relating to these matters, our business could be materially adversely impacted. We cannot predict the duration and severity of these impacts, and we are continuing to carefully monitor all aspects of our business for such impacts and to take actions to address such concerns.

If we do not attract, retain, and motivate skilled personnel, we will be unable to effectively conduct our business.

Our success depends significantly on our ability to identify, attract, hire, retain, motivate, and utilize the abilities of qualified personnel, which includes both our direct employees and external personnel, such as consultants, agency employees, and external developers. This particularly pertains to personnel with the specialized skills needed to create and deliver high-quality, well-received content, upon which our business is substantially dependent, as well as to ensure business continuity in areas such as risk management, information security, human resources, and compliance. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills, all of which is magnified for us because of our leading position within the industry. We have observed labor shortages, increasing competition for talent, and increasing attrition. Additionally, recent litigation involving the Company relating to workplace and employee concerns, as further discussed in this Part I, Item 1A “Risk Factors” and Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and related media attention and/or union campaigns has had, and can be expected to have, an adverse effect on our ability to attract and retain employees and has resulted in work stoppages. If we are unable to attract additional qualified personnel or retain and utilize the services of key personnel, we can expect this would continue to adversely affect our business.

We are unable to predict future impacts from COVID-19.

COVID-19, and governmental and other actions taken in response to it, have extensively impacted global health and the economic environment. Although we have operated effectively since COVID-19 emerged, and recently there has been a return to more normal societal interactions as stay-at-home orders have largely been lifted across the globe, there remains uncertainty about, and we continue to face risks from, future impacts from COVID-19, including as new cases and variants arise and evolve. We cannot predict these future impacts, including as to: the duration and scope of any new pandemic(s); governmental, business and individual actions that may be taken in response; effects on players and their ability to pay for our content and services; disruptions or restrictions on our employees’ ability to work; and any stoppages, disruptions or increased costs associated with our development of our games and related content. Future impacts from COVID-19 could have a significant negative impact on our costs of doing business and otherwise negatively impact our results of operations. Prior trends for revenues, net income, and other financial results and operating metrics that generally improved or were unaffected during the COVID-19 pandemic may not be indicative of results for future periods, particularly as pandemic-related factors have become less significant and consumer preferences and spending has adjusted from trends that emerged during the COVID-19 pandemic.

Additionally, we continue to face risk and uncertainty around potential changes in our return to office strategy, including how those plans may be received by our employees and how those plans may impact attracting and retaining talent. At this time only a portion of our workforce has returned to working on-site.

Our professional esports leagues (i.e., the Overwatch League and the Call of Duty League) and the franchise teams that make up the leagues generate certain revenues from live in-person events. In-person events have now resumed but a resurgence of COVID-19 and any continued health and safety concerns with large public gatherings may impact the ability of the teams in our leagues to hold future live in-person events. This, in turn, could result in the loss of future entry fee payments, revenue from advertising, and other future potential league revenues or income, other benefits associated with our esports business, and/or the termination of our leagues. Any one of these things could harm our business. Additionally, a prolonged impact of COVID-19 could heighten many of the risk factors included in this Annual Report filed on Form 10-K.

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

Competitors may develop content that imitates or competes with our best‑selling games, potentially reducing our sales or our ability to charge the same prices we have historically charged for our products. These competing products may take a larger share of consumer spending than anticipated, which could cause product sales to fall below expectations. If we do not continue to develop consistently high‑quality and well‑received games or new content for or enhancements to those games, if our marketing fails to resonate with our consumers, or if consumers lose interest in any of the games we produce, our revenues and profit margins could decline. In addition, our own best‑selling products could compete with our other games, reducing sales for those other games. Further, a failure by us to develop a high‑quality product, or our development of a product that is otherwise not well‑received, could potentially result in additional expenditures to respond to consumer demands, harm our reputation, and increase the likelihood that our future products will not be well‑received. The increased importance of add-on content to our business amplifies these risks, as add-on content for poorly‑received games typically generates lower‑than‑expected sales. The increased demand for consistent new content releases for, and enhancements to, our products also requires a greater allocation of financial resources to those products.

We depend on a relatively small number of franchises for a significant portion of our revenues and profits.

We follow a franchise model, and a significant portion of our revenues has historically been derived from products based on a relatively small number of popular franchises. These products are also responsible for a disproportionately high percentage of our profits. For example, in 2022, revenues associated with our three franchises—Call of Duty, Warcraft, and Candy Crush—collectively accounted for approximately 79% of our net revenues—and a significantly higher percentage of our operating income. We expect that a relatively limited number of popular franchises will continue to produce a disproportionately high percentage of our revenues and profits. Due to this dependence on a limited number of franchises, the failure to achieve anticipated results by one or more products based on these franchises could negatively impact our business. Additionally, if the popularity of a franchise declines, as has happened in the past with other popular franchises, we may have to write off the unrecovered portion of the underlying intellectual property assets, which could negatively impact our business.

We may be impacted by unionization or attempts to unionize by our workforce.

Our personnel may continue, successfully or unsuccessfully, to form one or more unions as their exclusive representative for collective bargaining. For example, at Raven Software, one of our studios, the Communications Workers of America now represents a unit of quality assurance employees. That union also prevailed in an election vote for a similar group of employees at Blizzard Albany. Finally, that union filed a petition for the employees of the Proletariat studio; however, that union withdrew its petition on January 24, 2023. Work stoppages or strikes could occur within a unionized workforce. Several of our employees have also engaged in a strike for one or more days (although not as part of a union), leading to a business impact. Further disruptions to our workforce could negatively impact our business and lead to delayed product and content releases as well as a potential impact on product quality.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt to emergence of new technologies, such as cloud-based game streaming, and business models, such as free-to-play and subscription-based access to a portfolio of interactive content, to stay competitive. Forecasting the financial impact of these changing technologies and business models is inherently uncertain and volatile. Supporting a new technology or business model may require partnering with a new platform, business, or technology partner, which may be on terms that are less favorable to us than those for traditional technologies or business models. If we invest in the development of interactive entertainment products for distribution channels that incorporate a new technology or business model that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products, or recover the opportunity cost of diverting management and financial resources away from other products or opportunities. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

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

The proportion of our revenues derived from digital distribution channels, as compared to traditional retail sales, continues to increase. The increased importance of digital online channels in our industry increases our potential competition, as the minimum capital needed to produce and publish a digitally delivered game, particularly a game for a mobile platform, may be significantly less than that needed to produce and publish one that is purchased through retail distribution and is played on a game console or PC. Further, our products compete with a vast array of other interactive entertainment software products that are also available on digital distribution platforms and those competing products may be given priority by those platforms.

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

Generally, when we develop interactive entertainment software products for hardware platforms offered by companies such as Sony and Microsoft, the physical products are replicated exclusively by that hardware manufacturer or their approved replicator. The agreements with these manufacturers include certain provisions, such as approval rights over all software products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, which allow the hardware manufacturers substantial influence over the cost and the release schedule of such interactive entertainment software products. During a console transition, like the one that occurred in 2020, as described below, these manufacturers may seek to change the terms governing our relationships with them. In addition, because our products compete with a vast array of other interactive entertainment software products that also are available on these hardware platforms, a manufacturer may give priority to those competing products. In addition, console manufacturers could cause unanticipated delays in the release of our products, as well as increases to projected development, manufacturing, marketing, or distribution costs, any of which could negatively impact our business.

Sony and Microsoft are also platform providers which control the networks over which consumers purchase digital products and services for their platforms and through which we provide online game capabilities for our products. The control that these platform providers have over consumer access to our games, the fee structures and/or retail pricing for products and services for their platforms and online networks, and the terms and conditions under which we do business with them could impact the availability of our products or the volume of purchases of our products made over their networks and our profitability. The networks provided by these platform providers are the exclusive means of selling and distributing our content on these platforms. Further, increased competition for limited premium “digital shelf space” has placed the platform providers in an increasingly better position to negotiate favorable terms of sale. If the platform provider establishes terms that restrict our offerings on its platform, significantly alters the financial terms on which these products or services are offered, or does not approve the inclusion of content on its platform, our business could be negatively impacted.

We also derive significant revenues from distribution on third‑party mobile and web platforms, such as the Apple App Store, the Google Play Store, and Facebook, which are also our direct competitors, and in some cases the exclusive means through which our content reaches gamers on those platforms, and most of the virtual currency we sell is purchased using these platform providers’ payment processing systems. These platforms also serve as significant online distribution platforms for, and/or provide other services critical for the operation of, a number of our games. If these platforms deny access to our games, modify their current discovery mechanisms, communication channels available to developers, operating systems, terms of service, or other policies (including fees), our business could be negatively impacted. Additionally, if these platform providers change how they label a game’s business model, such as free‑to‑play, change how they apply content ratings to a game, or change how the personal information of consumers is made available to developers, our business could be negatively impacted. These platform providers or their services may be unavailable or may not function as intended or may experience issues with their in‑app purchasing functionality. As has sometimes happened in the past, if any of these events occur on a prolonged, or even short‑term, basis, or other similar issues arise that impact players’ ability to access our games, access social features, or make purchases, it may result in lost revenues and otherwise negatively impact our business.

Our business is highly dependent on the success and availability of video game consoles manufactured by third parties, as well as our ability to develop commercially successful products for these consoles.

We derive a substantial portion of our revenues from the sale of products for play on video game consoles manufactured by third parties, such as Sony’s PS4 and PS5, Microsoft’s Xbox One and Series X, and Nintendo’s Switch. Sales of products for consoles accounted for 23% of our consolidated net revenues in 2022. The success of our console business is driven in large part by our ability to accurately predict which consoles will be successful in the marketplace and our ability to develop commercially successful products for these consoles. We also rely on the availability of an adequate supply of these video game consoles (which has been negatively impacted by supply chain issues) and the continued support for these consoles by their manufacturers, including our ability to reach consumers via the online networks operated by these console manufacturers. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the consoles for which we develop new software products or modify existing products do not attain significant consumer acceptance, we may not be able to recover our development costs, which could be significant.

Sony and Microsoft each launched next‑generation consoles in 2020. We have released titles that operate on these consoles, and we may continue to develop games for these new console systems. When next-generation consoles are announced or introduced into the market, some consumers have reduced their purchases of game console entertainment software products for prior-generation consoles in anticipation of purchasing a next-generation console and products for that console. During these periods, sales of the game console entertainment software products we publish may decline until new platforms achieve wide consumer adoption. Console transitions may have a comparable impact on sales of add-on content, amplifying the impact on our revenues. This decline may not be offset by increased sales of products for the next-generation consoles. In addition, as console hardware moves through its life cycle, hardware manufacturers typically enact price reductions, and decreasing prices may put downward pressure on software prices. During console transitions, we may simultaneously incur costs both in continuing to develop, market, and operate titles for prior‑generation video game platforms, while also developing and supporting next‑generation platforms. As a result, our business and operating results may be more volatile and difficult to predict during console transitions than during other times.

The increasing importance of free‑to‑play games to our business exposes us to the risks of that business model, including the dependence on a relatively small number of consumers for a significant portion of revenues and profits from any given game.

We are increasingly dependent on our ability to develop, enhance, and monetize free‑to‑play games, such as the games in our Candy Crush franchise, Hearthstone, Call of Duty: Warzone™, Call of Duty: Mobile, Diablo Immortal and Overwatch® 2. As such, we are increasingly exposed to the risks of the free‑to‑play business model. For example, we may invest in the development of new free‑to‑play interactive entertainment products that are not successful in building and maintaining a significant payer base, in which case our revenues from those products likely will be lower than anticipated and we may not recover our development costs. Further, our business may be negatively impacted if: (1) we are unable to encourage new and existing consumers to purchase our virtual items; (2) we fail to offer monetization features that appeal to these consumers; (3) our platform providers make it more difficult or expensive for players to purchase our virtual items; and/or (4) our free-to-play releases reduce sales of our other games.

We are a global company and are subject to the risks and uncertainties of conducting business outside the U.S.

We conduct business throughout the world, and we derive a substantial amount of our revenues and profits from international trade, particularly from Europe and Asia. Uncertain economic, legal and political conditions in China, Europe and other regions where we do business, including, for example, changes in relations between Mainland China and Taiwan, the military conflict between Russia and Ukraine and the related sanctions and other penalties imposed on Russia by the United States, the European Union, the United Kingdom and other countries, subject our international operations and sales to a number of increased risks. We expect that international sales will continue to account for a significant portion of our total revenues and profits and, moreover, that sales in emerging markets in Asia and elsewhere will continue to be an important part of our international sales. As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in non-U.S. markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements, and enforcement on us and our platform partners and differing local business practices, all of which may impact profit margins or make it more difficult, if not impossible, for us to conduct business in foreign markets.

A deterioration in relations between either us or the U.S. and any country in which we have significant operations or sales, or the implementation of government regulations in the U.S. or such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions or absolute prohibitions, that could have a negative impact on our business. For instance, to operate in Mainland China, all games must have regulatory approval. A decision by the Chinese government to revoke its approval for any of our games or to decline to approve any products we desire to sell in Mainland China in the future could have a negative impact on our business, as could delays in the approval process. Additionally, in the past, legislation has been implemented in Mainland China that has required modifications to our products and our business model to satisfy regulatory requirements, such as Chinese regulations that limit the number of hours per week children under the age of 18 can play video games. The future implementation of similar or new laws or regulations in Mainland China or any other country in which we have operations or sales may restrict or prohibit the sale of our products or may require engineering modifications to our products and our business model that are not cost‑effective, if even feasible at all, or could degrade the consumer experience to the point where consumers cease to purchase such products. Changes in Chinese game approval procedures in 2018 have resulted in reduced rates of approval for games and unclear approval timeframes, making it uncertain as to if and when our new products will be approved for release in Mainland China. Further, the continued enforcement of regulations relating to mobile and other games with an online element in Mainland China could have a negative impact on our business in Mainland China.

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

In addition, cultural differences may affect consumer preferences and limit the international popularity of games that are popular in the U.S. or require us to modify the content of the games or the method by which we charge our customers for the games to be successful. The laws of some countries may change or be interpreted in a way that we have not anticipated. If we do not correctly assess consumer preferences in the countries in which we sell our products or modify content for such preferences or changes in and/or interpretations of such laws, it could negatively impact our business.

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

While the proportion of our revenues derived from traditional retail sales, as compared to revenue from digital distribution channels, continues to decline, retail sales remain important to our business. Such sales are made primarily on a purchase order basis without long‑term agreements or other forms of commitments, and due to the increased proportion of our revenue from digital distribution channels, our retail customers and distributors have generally been reducing the levels of inventory they are willing to carry. The loss of, or significant reduction in sales to, any of Activision Blizzard’s principal retail customers or distributors, including digital distributors, could have adverse consequences.

We engage in strategic transactions from time to time and may encounter difficulties in integrating acquired businesses or otherwise realizing the anticipated benefits of these transactions.

As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses. These transactions may involve significant risks and uncertainties, including: (1) in the case of an acquisition, (i) the potential for the acquired business to underperform relative to our expectations and the acquisition price, (ii) the potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer‑term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of the acquired business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating the acquired business, its operations, and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, (vi) the potential loss of key employees of the acquired businesses, and (vii) the potential discovery of ethics or compliance risks not uncovered in the due diligence process that could create reputational risk and/or require additional investments to further understand and remediate the newly-discovered risks; and (2) in the case of an investment, alliance, or joint venture, (i) our ability to cooperate with our partner, (ii) our partner having economic, business, or legal interests or goals that are inconsistent with ours or having negative employee sentiment or union-related issues or problems, and (iii) the potential that our partner may be unable to meet its economic or other obligations, which may require us to fulfill those obligations alone. Further, any such transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipated, and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

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

Our business model includes revenue we deem recurring in nature, such as revenue from subscriptions for World of Warcraft. There is no guarantee that demand for this service will remain at current levels. Consumer demand has declined and fluctuated in the past, and could do so in the future. If consumers lose interest in our services; if we fail to adapt our services to changing markets, distribution channels, and business models; if we discontinue our services; if we, or third parties we rely on, experience network disruptions or outages; if our competitors offer more attractive services; if our advertising and marketing of our service fails; or if there is a general downturn in the market, revenues generated by this service may decline, which could negatively impact our business.

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

At the same time, if the media, consumers, or employees raise any concerns about our actions vis-à-vis third parties including consumers who play our games, this could also damage our reputation or our business. Further, should we terminate our relationship with a third-party affiliate for any reason, we may experience interruptions in our business and incur costs as we transition to a new partner. For example, our licensing agreements with NetEase, Inc. covering the publication of several Blizzard titles in Mainland China recently expired. Due to regulations in Mainland China requiring us to go through a partner in order to provide our content to residents in Mainland China, there has been an interruption in our business there and this interruption can be expected to continue until there is a transition to a new partner. Additionally, with our games suspended, competitors have started to come out with similar games or similar content in existing games, which could have a negative impact on our business even after the transition to a new partner.

In developing and launching our games, we rely on tools and technologies owned by third parties.

In developing and launching our games, we often use tools and technologies owned by third parties. If entities that own tools and technologies we use are acquired by our competitors we may lose access to such resources. Further, third party tools and technologies we use have at times been and, in the future might be, “sunsetted” or modified in such a way that would require us to engineer a workaround. Such events have in the past, and may in the future, cause delays in our production schedule and may cause us to incur time and cost as we acquire or develop alternative assets.

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

Throughout the history of the interactive entertainment industry, many interactive software products have included hidden content and/or hidden gameplay features, some of which have been accessible through the use of in‑game codes or other technological means, that are intended to enhance the gameplay experience. In some cases, such undisclosed content or features have been considered to be objectionable. While publishers are required to disclose pertinent hidden content during the Entertainment Software Rating Board (the “ESRB”) ratings process, in a few cases, publishers have failed to disclose pertinent content, and the ESRB has required the recall of the game, changed the rating or associated content descriptors originally assigned to the product, required the publisher to change the game or game packaging, and/or imposed fines on the publisher. Retailers have on occasion reacted to the discovery of such undisclosed content by removing these games from their stores, refusing to sell them, and demanding that their publishers accept them as product returns. Likewise, some consumers have reacted to the revelation of undisclosed content by refusing to purchase such games, demanding refunds for games they have already purchased, refraining from buying other games published by the Company whose game contained the objectionable material, and, on at least one occasion, filing a lawsuit against the publisher of the product containing such content.

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

If we or our external business partners were to experience an event that caused a significant system outage, disruption, or degradation, or if a transition among data centers or service providers or an upgrade or maintenance session encountered unexpected interruptions, unforeseen complexity, or unplanned disruptions, our products and services may not be available to consumers or may not be delivered reliably and stably. As a result, our reputation and brand may be harmed, consumer engagement with our products and services may be reduced, and our revenue and profitability could be negatively impacted. We do not have redundancy for all our systems and many of our critical applications reside in only one of our data centers, which may make such an event more damaging to us.

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

Cybersecurity‑related attacks, significant data breaches, fraudulent activity, or disruptions of the information technology systems or networks on which we rely could negatively impact our business.

In the course of our day‑to‑day business, we and third parties operating on our behalf create, store, and/or use commercially sensitive information, such as the source code and game assets for our interactive entertainment software products and sensitive and confidential information with respect to our customers, consumers, and employees. A malicious cybersecurity‑related attack, intrusion, or disruption by hackers (including through spyware, ransomware, viruses, phishing, denial of service, and similar attacks) or other breach of the systems (including harm or improper access due to error by employees or third parties who have authorized access) on which such source code and assets, account information (including personal information), and other sensitive data is stored has in the past, and may in the future, lead to piracy of our software, fraudulent activity, disclosure, or misappropriation of, or access to, our customers’, consumers’, or employees’ personal information, or our own business data. Such incidents could also lead to product code‑base and game distribution platform exploitation, should undetected viruses, spyware, or other malware be inserted into our products, services, or networks, or systems used by our consumers.

While we have implemented cybersecurity programs and the tools, technologies, processes, and procedures that are intended to secure our data and systems, and prevent and detect unauthorized access to, or loss of, our data, or the data of our customers, consumers, or employees, these measures may not be effective. Because cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other third parties to breach systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. A data intrusion into a server for a game with online features or for our proprietary online gaming platform can also disrupt the operation of such game or platform. If we are subject to material cybersecurity breaches, or a security-related incident that materially disrupts the availability of our products and services, we may have a loss in sales or subscriptions or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage. In addition, cybersecurity incidents that impact game integrity, such as theft of our anti-cheat code, could lead to loss of sales and damage to our brands and reputation. Additionally, although we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by cyberbreaches or system or network disruptions, and it is uncertain whether we will be able to maintain our current level of coverage in the future. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of our business model. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, like individual claims and regulatory investigations and actions, including fines, especially if there is loss, disclosure, or misappropriation of, or access to, our customers’ personal information or other sensitive information, or there is otherwise an intrusion into our customers’ privacy.

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

Risks related to climate change are increasing in both impact and type. We do not expect significant near-term impacts to our operations as a result of climate change, but long-term impacts remain unknown. There may be business or operational risk due to the significant impacts that climate change could pose to our mobile infrastructure, the cost of energy, employees’ lives, consumers’ lives, our supply chain, our data centers or other operational disruptions from climate change-related weather events. In addition, rapidly changing customer and regulatory requirements, along with stakeholder expectations, to reduce carbon emissions and otherwise to reduce our environmental footprint could increase our costs of operations to comply or present a risk of loss of business, if we are not able to meet those requirements.

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

As described in Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in July 2021, the California Civil Rights Department (formerly known as the Department of Fair Employment and Housing) (the “CRD”) filed a complaint against Activision Blizzard, Blizzard Entertainment, and Activision Publishing alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The Company settled claims against the Company regarding certain employment practices with the U.S. Equal Employment Opportunity Commission through a consent decree ultimately approved by a federal court; the CRD unsuccessfully sought to intervene to object to the terms of the proposed consent decree. The CRD has appealed the federal court’s decision to deny its effort to intervene. There are currently pending unfair labor practice charges and matters against the Company. The outcomes of the matters that have not been resolved remain uncertain, and we could become subject to additional, similar legal proceedings in the future. If such matters are decided unfavorably to the Company, they could have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

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

From time to time, we are involved in claims, suits, investigations, audits, and proceedings arising in the ordinary course of our business, including with respect to intellectual property, competition and antitrust, regulatory, tax, privacy, labor and employment, compliance, unclaimed property, cybersecurity, liability and personal injury, product damage, collection, and/or commercial matters. In addition, negative consumer sentiment about our business practices may result in inquiries or investigations from regulatory agencies and consumer groups, as well as litigation.

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

Further, the growth and development of electronic commerce, virtual items, and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies such as ours conducting business through the Internet and mobile devices, including related to screen time. Also, existing laws or new laws regarding the marketing of in‑app purchases, regulation of currency, banking institutions, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods. Additionally, laws may limit or prevent the auto-renewal of contracts and subscriptions. Further, the European Commission has imposed a large antitrust fine on a number of other game publishers who had been geoblocking certain EU countries. In addition, in 2019 the World Health Organization included “gaming disorder” in the 11th Revision of the International Classification of Diseases (ICD-11), leading some countries to consider legislation and policies aimed at addressing this issue. Moreover, the public dialogue concerning interactive entertainment may have an adverse impact on our reputation and consumers’ willingness to purchase our products.

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

Consumers play most of our games online using our own distribution platforms, including Blizzard Battle.net, third‑party platforms and networks, through online social platforms, and on mobile devices. We collect and store information about our consumers, including consumers who play these games. In addition, we collect and store information about our employees. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this information, including country and regional laws and regulations, such as the E.U.’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act, as amended, and other U.S. state laws, the China Personal Information Protection Law; as well as sectoral laws and regulations such as the U.S. Children’s Online Privacy Protection Act and the UK Age-Appropriate Design Code. Failure to comply with any of these laws or regulations may increase our costs, subject us to expensive and distracting government investigations, result in substantial fines, and other punitive measures, including restricting or prohibiting the sale of our products, or result in lawsuits and claims against us, to the extent these laws include a private right of action.

Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future and may be inconsistent from jurisdiction to jurisdiction. For example, the E.U. and China have taken a broader view than other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy and protection regulations, including those imposed under the GDPR. The U.S. government, including the Federal Trade Commission and the Department of Commerce, various U.S. state governments, and other various national and local governments are continuing to review the need for greater regulation over the collection, sharing, use, retention, or sale of personal information and information about consumer behavior on the Internet and on mobile devices. Complying with emerging and changing laws and regulations could require us to incur substantial costs or impact our approach to operating and marketing our games. Due to the rapidly changing nature of these data privacy protection laws, there is not always clear guidance from the respective governments and regulators regarding the interpretation of the law, which may create the risk of an inadvertent violation. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers and external data processors to assist us in ensuring compliance with these various types of regulations, and a violation by one of these third parties may also subject us to government investigations and result in substantial fines.

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

Additionally, retailers may decline to sell, and/or consumers may decline to buy, interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses, whether because a product received a certain rating by the ESRB or other content rating system, in response to mass shootings or the conflict in Ukraine, or otherwise. If retailers decline to sell our products or consumers decline to buy them based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material, or other generally objectionable content, we might be required to modify particular titles or forfeit the revenue opportunity of selling such titles.

Tax and Financial Reporting Risks

Changes in tax rates and/or tax laws or exposure to additional tax liabilities could negatively impact our business.

Our income tax liability and effective tax rate could be adversely affected by a variety of factors, including changes in our business, the mix of earnings in countries with differing statutory tax rates, changes in tax laws or tax rulings, changes in interpretations of existing laws, or developments in tax examinations or investigations. Any of these factors could have a negative impact on our business or require us to change the manner in which we operate our business. The tax regimes we are subject to, or operate under, are unsettled and may be subject to significant change. Fundamental changes to corporate tax laws that have been considered or enacted by numerous countries in recent years, including the implementation of legislation intended to conform to new and evolving OECD guidelines, revenue-based taxes on digital services and other changes to the taxation of U.S. multinationals, may have an adverse impact on our income tax expense and could negatively impact our business. Furthermore, tax authorities may choose to examine or investigate our tax reporting or tax liability, including how or where our profits are currently recognized. These proceedings may lead to adjustments or proposed adjustments to our income taxes or provisions for uncertain tax positions.

Our reported financial results could be significantly impacted by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. Policies affecting revenue recognition have affected, and could further significantly affect, the way we report revenues related to our products and services. We recognize a majority of the revenues from video games that include an online service on a deferred basis over an estimated service period for such games. In addition, we defer the cost of revenues of those products. Further, our estimate of the service period has changed in the current year and may change again in future years, and we could be required to recognize revenues, and defer related costs, over a shorter or longer period of time. As we enhance, expand, and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues, capitalized software costs, and income taxes, could have a significant impact on our reported net revenues, net income, and earnings per common share under generally accepted accounting principles in the U.S. in any given period.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Our principal corporate and administrative offices and our Activision segment’s headquarters are located in Santa Monica, California. Our Activision segment also leases office space for development studio personnel throughout the U.S., primarily in California, New York, and Wisconsin. We also lease office space in Irvine, California for our Blizzard segment’s headquarters, which include administrative and development studio space. We lease office space in London, United Kingdom for our King segment’s headquarters, as well as office space for additional administrative and development studio space in Stockholm, Sweden and Barcelona, Spain.

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

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is quoted on the Nasdaq National Market under the symbol “ATVI”. At February 16, 2023, there were 1,441 holders of record of our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under such Section 18, and shall not be deemed to be incorporated by reference into any filing of Activision Blizzard, Inc. under the Exchange Act or the Securities Act of 1933, as amended.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
among Activision Blizzard, Inc., the Nasdaq Composite Index, the S&P 500 Index,
and the RDG Technology Composite Index

The following graph and table compare the cumulative total stockholder return on our common stock, the Nasdaq Composite Index, the S&P 500 Index, and the RDG Technology Composite Index. The graph and table assume that $100 was invested on December 31, 2017, and that dividends were reinvested daily. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Activision Blizzard, Inc.
Nasdaq Composite
S&P 500
RDG Technology Composite

Fiscal year ending December 31:	12/17	12/18	12/19	12/20	12/21	12/22
Activision Blizzard, Inc.	$100.00	$73.93	$95.09	$149.55	$107.68	$124.63
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
RDG Technology Composite	100.00	93.54	133.70	208.19	249.39	169.48

Cash Dividends

We have paid a dividend annually since 2010. Below is a summary of cash dividends paid over the past three fiscal years:

Year	Per Share Amount	Record Date	Dividend Payment Date
2022	$0.47	4/15/2022	5/6/2022
2021	$0.47	4/15/2021	5/6/2021
2020	$0.41	4/15/2020	5/6/2020

Under the Merger Agreement, we may not declare, set aside, authorize, establish a record date for, or pay any further dividend or other distribution (whether in cash, shares, or property or any combination thereof) in respect of any shares of capital stock or other equity or voting interest, or make any other actual, constructive, or deemed distribution in respect of the shares of capital stock or other equity or voting interest, without obtaining Microsoft's approval (which may not be unreasonably withheld, conditioned, or delayed).

As such, future dividends will depend upon our earnings, financial condition, cash requirements, anticipated future prospects, and other factors deemed relevant by our Board of Directors, including, as relevant, Microsoft’s approval. There can be no assurances that dividends will be declared in the future.

Issuer Purchase of Equity Securities

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023 and a determination by the Board of Directors to discontinue the repurchase program. We did not repurchase any shares under this program through its expiry and we are restricted from making any such repurchases during the period between the execution of the Merger Agreement and the Effective Time without Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed).

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

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement due to our material breach of representations, warranties, covenants or agreements in the Merger Agreement. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to (1) $2.5 billion if the termination notice is provided prior to April 18, 2023, or (2) $3.0 billion if the termination notice is provided at any time after April 18, 2023.

On April 28, 2022, the Company’s stockholders adopted the Merger Agreement at a special meeting of stockholders. The consummation of the Merger is subject to customary closing conditions, including, among others, (1) the absence of any court order or law prohibiting (or seeking to prohibit) the consummation of the Merger, (2) the termination or expiration of any applicable waiting period or periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and specified approvals under certain other antitrust and foreign investment laws, subject to certain limitations, (3) compliance by us and Microsoft in all material respects with our respective obligations under the Merger Agreement, and (4) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by us and Microsoft, respectively, as of the signing date and the closing date. The two parties are continuing to engage with regulators reviewing the proposed transaction and are working toward closing in Microsoft’s fiscal year ending June 30, 2023, subject to obtaining required regulatory approvals and satisfaction or waiver of other customary closing conditions. For more information regarding the FTC complaint regarding the pending Merger, see Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Employment Matters

We are subject to legal proceedings regarding our workplace and are experiencing adverse effects related to these proceedings and to concerns raised about our workplace. For information about these matters, see Part I, Item 1A “Risk Factors” and Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally-developed intellectual properties.

(i) Activision Publishing, Inc.

Activision delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product offerings include titles and content for Call of Duty, a first-person action franchise. Activision also includes the activities of the Call of Duty League, a global professional esports league.

(ii) Blizzard Entertainment, Inc.

Blizzard delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product offerings include titles and content for: the Warcraft franchise, which includes World of Warcraft, a subscription-based massive multi-player online role-playing game, and Hearthstone, an online collectible card game based in the Warcraft universe; Diablo in the action role-playing genre; and Overwatch in the team-based first-person action genre. Blizzard also includes the activities of the Overwatch League, a global professional esports league.

(iii) King Digital Entertainment

King delivers content through free-to-play offerings and primarily generates revenue from in-game sales and in-game advertising on mobile platforms. King’s key product offerings include titles and content for Candy Crush, a “match three” franchise.

Other

We also engage in other businesses that do not represent reportable segments, including our Distribution business, which consists of operations in Europe that provide warehousing, logistics, and sales distribution services to third-party publishers of interactive entertainment software, our own publishing operations, and manufacturers of interactive entertainment hardware.

Business Results and Highlights

Financial Results

2022 financial highlights included:

•consolidated net revenues decreased 14% to $7.5 billion and consolidated operating income decreased 49% to $1.7 billion, as compared to consolidated net revenues of $8.8 billion and consolidated operating income of $3.3 billion in 2021;

•diluted earnings per common share decreased 44% to $1.92, as compared to $3.44 in 2021; and

•cash flows from operating activities were approximately $2.2 billion, a decrease of 8%, as compared to $2.4 billion in 2021.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the year ended December 31, 2022, include a net effect of $986 million and $848 million, respectively, from the deferral of net revenues and related cost of revenues.

In the fourth quarter of 2022, the Company completed its annual assessment of the estimated service periods for players of our games. We have noted that players who purchase in-game content are playing certain of our titles, notably those in our Call of Duty and World of Warcraft offerings, for longer periods of time than in prior years as they engage with services we provide that are designed to enhance and extend gameplay. As such, we have concluded that the estimated service period for in-game revenues from such games has lengthened by approximately three months.

Based on the carrying amount of deferred revenue and deferred cost of revenue as of September 30, 2022, the change resulted in a decrease in net revenues recognized of $103 million, a decrease in cost of revenues recognized of $9 million, and a decrease in earnings per diluted share of $0.10 during the three months ended December 31, 2022. Such amounts will now be recognized during the year ending December 31, 2023. The change in the estimated service period had no impact on net bookings, segment net revenues, or net cash provided by operating activities.

The percentages of our consolidated net revenues from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Point-in-time (1)	14%	14%	16%
Over-time and other (2)	86%	86%	84%

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

Summary of Title Release Dates

Throughout the year we regularly release new content through seasonal and live services updates within our franchises, including Call of Duty, Warcraft, and Candy Crush. Below is a summary of release dates for certain of our titles, including those discussed throughout our analysis for our operating metrics, consolidated results, and operating segment results.

Title	Release Date
Call of Duty: Modern Warfare® II	October 2022, and when referred to herein, is inclusive of Call of Duty: Warzone 2.0 from its release on November 16, 2022
Call of Duty: Vanguard
November 2021, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Vanguard Season 1 content and Call of Duty: Warzone Pacific on December 8, 2021 through November 16, 2022

Call of Duty: Black Ops Cold War	November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020 through December 8, 2021
Call of Duty: Mobile	October 2019
World of Warcraft: Dragonflight™	November 2022
Overwatch 2	October 2022
World of Warcraft: Wrath of the Lich King® Classic	September 2022
Diablo Immortal	June 2022
Diablo II: Resurrected™	September 2021
World of Warcraft: Shadowlands	November 2020

International Sales

International sales are a fundamental part of our business. An important element of our international strategy is to develop content that is specifically directed toward local cultures and customs. Net revenues from international sales accounted for approximately 51%, 51%, and 52% of our total consolidated net revenues for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of our net revenues from foreign countries are generated by consumers in Australia, Brazil, Canada, Mainland China, France, Germany, Italy, Japan, Mexico, South Korea, Taiwan, and the U.K. Our international business is subject to risks typical of an international business, including, but not limited to, foreign currency exchange rate volatility, our reliance on and relationships with any local partners and distributors, and changes in local economies. Accordingly, our future results could be materially and adversely affected by changes in these factors. See “Management’s Overview of Business Trends - China License Agreements” below for information about the recent expiry of our agreements covering several Blizzard titles in Mainland China.

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Years Ended December 31,		Increase (Decrease)
	2022	2021
Net bookings	$8,514	$8,354	$160
In-game net bookings	$5,382	$5,100	$282

Net bookings

The increase in net bookings for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to:

•a $205 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise; and

•a $185 million increase in Blizzard net bookings, driven by higher net bookings from (1) Diablo Immortal and (2) Overwatch 2, partially offset by lower net bookings from (1) Diablo II: Resurrected and (2) World of Warcraft, as revenues from the release of World of Warcraft: Dragonflight were offset by lower subscription and add-on revenues.

The increase in net bookings was offset by a $203 million decrease in Activision net bookings, driven by lower net bookings from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, partially offset by higher net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

In-game net bookings

The increase in in-game net bookings for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to:

•a $481 million increase in Blizzard in-game net bookings, driven by in-game net bookings from (1) Diablo Immortal and (2) Overwatch 2; and

•a $163 million increase in King in-game net bookings, driven by the Candy Crush franchise.

The increase in in-game net booking was partially offset by a $362 million decrease in Activision in-game net bookings, driven by lower in-game net bookings from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, partially offset by higher in-game net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

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

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Activision	111	97	94	100	107
Blizzard	45	31	27	22	24
King	233	240	240	250	240
Total	389	368	361	372	371

Average MAUs increased by 21 million or 6% for the three months ended December 31, 2022, as compared to the three months ended September 30, 2022. The increase was primarily due to higher average MAUs for Activision, driven by the Call of Duty franchise, and Blizzard, driven by the launch of Overwatch 2, partially offset by a decrease in average MAUs for Diablo Immortal.

Average MAUs increased by 18 million or 5% for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. The increase was primarily due to higher MAUs for Blizzard, driven by the launch of Overwatch 2.

Management’s Overview of Business Trends

Mobile Gaming and Free-to-Play Games

Wide adoption of smartphones globally and the free-to-play business model, which allows players to try a new game with no upfront cost, on mobile platforms have increased the total addressable audience for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than console and PC gaming, and has grown at a significant rate over the last five years. All of our reportable segments now have successful live mobile titles in the market, and we continue to develop new mobile titles that present the opportunity for us to expand the reach of, and drive additional player investment in, our products. The June 2022 launch of Diablo Immortal is our most recent example of this continued expansion on the mobile platform and we expect 2023 to include the release of Call of Duty: Warzone Mobile.

In addition, the free-to-play business model has begun to receive broader acceptance on PC and console platforms. This has provided opportunities for us to increase the reach of our intellectual properties and games through free-to-play offerings, which, in turn, provides opportunities to further drive player investment, as was seen with our Call of Duty: Warzone release in March 2020. We have continued to invest in these opportunities, with 2022 including the free-to-play releases of Overwatch 2 in October 2022 and Call of Duty: Warzone 2.0 in November 2022.

Importance of our Franchises

A significant portion of our revenues historically has been derived from video games based on our franchises, and these video games have also been responsible for a disproportionately higher percentage of our profits. For example, in 2022, our three franchises—Call of Duty, Warcraft, and Candy Crush—collectively accounted for 79% of our consolidated net revenues—and a significantly higher percentage of our operating income.

In addition to investing in new content for our games, with the aim of releasing such content more frequently, we are continually exploring additional ways to expand our franchises and games. In recent years we have expanded the Call of Duty franchise with Call of Duty: Warzone and Call of Duty Mobile, as well as bringing Diablo content to mobile for the first time with Diablo Immortal. We have similar plans to bring the Warcraft franchise to mobile with Warcraft Arclight Rumble™, which is currently in development.

Overall, we expect that our most popular franchises will continue to produce a disproportionately high percentage of our revenues and profits in the near future. Accordingly, our ability to maintain these franchises and our ability to successfully compete against the wide range of competitive titles available in the industry can significantly impact our performance.

Recurring Revenue Business Models

Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business further towards a more consistently recurring and year-round model through our live services. While our business does continue to experience some periods of “seasonality”, driven primarily by the timing of our new premium full game releases, our in-game content and free-to-play offerings allow our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenues, but it can also increase player engagement.

As we have continued to focus on delivering increased content to our players and to deliver such content more frequently through in-game updates, certain of our games are seeing player engagement and monetization over longer periods of time. As a result, we have noted that players who purchase in-game content are playing certain of our titles, notably those in our Call of Duty and World of Warcraft offerings, for longer periods of time than in prior years. Concurrently, as our games are being monetized over longer periods of time, our capitalized software cost amortization is also elongating to reflect the business performance. Both elongations result in revenues and expenses being recognized over longer periods of time than prior years. Additionally, these elongations have resulted in an increased portion of our capitalized software costs being classified as non-current on our consolidated balance sheet.

Increased Competition for Talent

We believe that our continued success and growth is directly related to our ability to attract, retain, and develop top talent. We have seen increased competition in the market for talent and expect the competitive environment to continue at least in the short term. We have experienced challenges in both the retention of our existing talent and attraction of new talent, but we have more recently seen increasingly positive trends in these areas.

Additionally, refer to the “Our People” section under Part I, Item 1 “Business” for discussion on Activision Blizzard’s initiatives and focus on our employees, including anticipated future investments to achieve our diversity aspirations. See also Part I, Item 1A “Risk Factors” and Note 22 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent employment matters affecting the Company.

China License Agreements

Activision Blizzard had licensing agreements with NetEase covering the publication of several Blizzard titles in Mainland China. These agreements, which contributed approximately 3% of Activision Blizzard’s consolidated net revenues in both 2021 and 2022, expired in January 2023.

Activision Blizzard is committed to finding alternative ways to serve the community in Mainland China affected by the expiry of these agreements. The co-development and publishing of Diablo Immortal is covered by a separate agreement with NetEase, which remains in place. In addition, Call of Duty: Mobile is governed by agreements with another third party that are unaffected.

Upcoming Content Releases

As publicly announced, we expect 2023 to include the releases of Diablo IV, Call of Duty: Warzone Mobile and the next full premium title in the Call of Duty franchise. In addition, throughout the year we expect to deliver ongoing content for our various franchises, including continued in-game content for Call of Duty: Modern Warfare II, which includes seasonal content updates for Call of Duty: Warzone 2.0, seasonal content updates for Overwatch 2, and other substantial new content for key Blizzard franchises, along with continued releases of content, features, and services across King’s portfolio with an ongoing focus on the Candy Crush franchise. We will also continue to invest in opportunities that we think have the potential to drive our growth over the long-term, including continuing to build on our advertising initiatives and investments in mobile titles.

Consolidated Statements of Operations Data

The following table sets forth consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Years Ended December 31,
	2022		2021
Net revenues
Product sales	$1,642	22%	$2,311	26%
In-game, subscription, and other revenues	5,886	78	6,492	74
Total net revenues	7,528	100	8,803	100

Costs and expenses
Cost of revenues—product sales:
Product costs	519	32	649	28
Software royalties and amortization	231	14	346	15
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,324	22	1,215	19
Software royalties and amortization	148	3	107	2
Product development	1,421	19	1,337	15
Sales and marketing	1,217	16	1,025	12
General and administrative	1,001	13	788	9
Restructuring and related costs	(3)	—	77	1
Total costs and expenses	5,858	78	5,544	63

Operating income	1,670	22	3,259	37

Interest expense from debt	108	1	108	1
Other (income) expense, net	(182)	(2)	(13)	—
Income before income tax expense	1,744	23	3,164	36
Income tax expense	231	3	465	5
Net income	$1,513	20%	$2,699	31%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Years Ended December 31,
	2022	2021	Increase/ (decrease)	% Change
Consolidated net revenues	$7,528	$8,803	$(1,275)	(14)%
In-game net revenues (1)	$4,792	$5,266	$(474)	(9)%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Consolidated net revenues

The decrease in consolidated net revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily driven by a decrease in revenues of $2.0 billion due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft;

•Diablo II: Resurrected;

•our Distribution business; and

•Call of Duty: Mobile.

This decrease was partially offset by an increase in revenues of $871 million due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo Immortal; and

•the Candy Crush franchise.

The remaining net decrease in revenues of $187 million was driven by various other titles.

In-game net revenues

The decrease in in-game net revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily driven by a decrease in in-game net revenues of $990 million due to lower in-game net revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Call of Duty: Mobile.

This decrease was partially offset by an increase in in-game net revenues of $496 million due to higher in-game net revenues from:

•Diablo Immortal; and

•the Candy Crush franchise.

This decrease was further offset by an increase in in-game net revenues of $20 million from various other titles.

Operating Segment Results

We have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense (including liability awards accounted for under ASC 718); amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; certain partnership wind down related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on the reportable segment net revenues and segment operating income is presented below (amounts in millions):

	For the Year Ended December 31, 2022				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,275	$1,936	$2,785	$7,996	$(203)	$203	$205	$205
Intersegment net revenues (1)	—	76	—	76	—	(18)	—	(18)
Segment net revenues	$3,275	$2,012	$2,785	$8,072	$(203)	$185	$205	$187

Segment operating income	$1,317	$625	$1,121	$3,063	$(350)	$(73)	$(19)	$(442)

	For the Year Ended December 31, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,478	$1,733	$2,580	$7,791
Intersegment net revenues (1)	—	94	—	94
Segment net revenues	$3,478	$1,827	$2,580	$7,885

Segment operating income	$1,667	$698	$1,140	$3,505

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Years Ended December 31,
	2022	2021
Reconciliation to consolidated net revenues:
Segment net revenues	$8,072	$7,885
Revenues from non-reportable segments (1)	518	563
Net effect from recognition (deferral) of deferred net revenues (2)	(986)	449
Elimination of intersegment revenues (3)	(76)	(94)
Consolidated net revenues	$7,528	$8,803

Reconciliation to consolidated income before income tax expense:
Segment operating income	$3,063	$3,505
Operating income (loss) from non-reportable segments (1)	22	2
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(848)	347
Share-based compensation expense (4)	(462)	(508)
Amortization of intangible assets (5)	(13)	(10)
Merger and acquisition-related fees and other expenses (6)	(68)	—
Restructuring and related costs (7)	3	(77)
Partnership wind down and related costs (8)	(27)	—
Consolidated operating income	1,670	3,259
Interest expense from debt	108	108
Other (income) expense, net	(182)	(13)
Consolidated income before income tax expense	$1,744	$3,164

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

(4)Reflects expenses related to share-based compensation.

(5)Reflects amortization of intangible assets from purchase price accounting.

(6)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

(7)Reflects restructuring initiatives, primarily severance and other restructuring-related costs.

(8)Reflects expenses related to the wind down of our partnership with NetEase in Mainland China in regards to licenses covering the publication of several Blizzard titles which expired in January 2023.

Segment Results

Activision

The decrease in Activision’s segment net revenues and operating income for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, partially offset by an increase in revenues from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

The decrease in segment operating income was also driven by higher product development costs primarily driven by increased costs due to expanded development teams, partially offset by higher capitalization of development costs.

Blizzard

The increase in Blizzard’s segment net revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher revenues from Diablo Immortal and Overwatch 2.

This increase in segment net revenues was partially offset by lower revenues from:

•Diablo II: Resurrected; and

•World of Warcraft, as revenues from the release of World of Warcraft: Dragonflight were offset by lower subscription and add-on revenues.

The decrease in segment operating income, despite the increase in segment net revenues, was driven by:

•higher cost of revenues, primarily from Diablo Immortal, partially offset by lower software amortization and royalties on Diablo II: Resurrected; and

•higher sales and marketing costs, primarily for Diablo Immortal and Overwatch 2.

Product development costs were comparable year over year, with increased costs due to expanded development teams being offset higher capitalization of development costs.

King

The increase in King’s segment net revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

Despite the increase in segment net revenues, King’s segment operating income decreased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to:

•higher sales and marketing costs, primarily for the Candy Crush franchise; and

•lower insurance claim proceeds, as the prior year included receipt of insurance proceeds relating to a network outage which occurred in 2018 from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $293 million and a positive impact of $100 million on Activision Blizzard’s segment net revenues for the years ended December 31, 2022 and 2021, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Year Ended December 31,
	2022	2021	Increase/ (decrease)	% Change
Net revenues by distribution channel:
Digital online channels (1)	$6,633	$7,663	$(1,030)	(13)%
Retail channels	290	479	(189)	(39)
Other (2)	605	661	(56)	(8)
Total consolidated net revenues	$7,528	$8,803	$(1,275)	(14)

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

The decrease in net revenues from digital online channels for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to lower revenues from:

•Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War;

•World of Warcraft; and

•Diablo II: Resurrected.

This decrease was partially offset by higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo Immortal; and

•the Candy Crush franchise.

Retail Channel Net Revenues

The decrease in net revenues from retail channels for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Year Ended December 31,
	2022	2021	Increase/ (decrease)	% Change
Net revenues by platform:
Console	$1,753	$2,637	$(884)	(34)%
PC	1,653	2,323	(670)	(29)
Mobile and ancillary (1)	3,517	3,182	335	11
Other (2)	605	661	(56)	(8)
Total consolidated net revenues	$7,528	$8,803	$(1,275)	(14)

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

The decrease in net revenues from the console platform for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War, partially offset by an increase in net revenues from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

PC

The decrease in net revenues from the PC platform for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to lower revenues from: World of Warcraft, along with the same drivers and offsets noted above for the console platform.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher revenues from:

•the Candy Crush franchise; and

•Diablo Immortal.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Year Ended December 31, 2022	% of associated net revenues	Year Ended December 31, 2021	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$519	32%	$649	28%	$(130)
Software royalties and amortization	231	14	346	15	(115)
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,324	22	1,215	19	109
Software royalties and amortization	148	3	107	2	41
Total cost of revenues	$2,222	30%	$2,317	26%	$(95)

Cost of Revenues—Product Sales:

The decrease in product costs for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was driven by:

•a $102 million decrease in product costs for our Distribution business due to lower revenues; and

•a $45 million decrease in product costs from Activision, driven by lower product costs for Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War due to lower revenues.

The decrease in software royalties and amortization related to product sales for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $113 million decrease in software amortization and royalties from Blizzard, driven by lower software amortization and royalties from (1) World of Warcraft, as the prior year included higher amortization associated with the release of World of Warcraft: Shadowlands, and (2) Diablo II: Resurrected.

Cost of Revenues—In-game, Subscription, and Other:

The increase in game operations and distribution costs for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $104 million increase in service provider fees, primarily digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), as a result of higher revenues.

The increase in software royalties and amortization related to in-game, subscription, and other for the year ended December 31, 2022 as compared to the year ended December 31, 2021, was primarily due to a $55 million increase in software royalties and amortization from Blizzard, driven by Diablo Immortal.

Product Development (amounts in millions)

	December 31, 2022	% of consolidated net revenues	December 31, 2021	% of consolidated net revenues	Increase (Decrease)
Product development	$1,421	19%	$1,337	15%	$84

The increase in product development costs for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was driven by a $475 million increase in development spending. The higher development spending was primarily due to expanded development teams and higher share-based compensation, partially offset by higher capitalization of development costs of $391 million.

Sales and Marketing (amounts in millions)

	December 31, 2022	% of consolidated net revenues	December 31, 2021	% of consolidated net revenues	Increase (Decrease)
Sales and marketing	$1,217	16%	$1,025	12%	$192

The increase in sales and marketing expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher marketing spending for the Candy Crush franchise and Diablo Immortal.

General and Administrative (amounts in millions)

	December 31, 2022	% of consolidated net revenues	December 31, 2021	% of consolidated net revenues	Increase (Decrease)
General and administrative	$1,001	13%	$788	9%	$213

The increase in general and administrative expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to:

•a $142 million increase in legal and other professional fees, primarily driven by our employment-related matters, inclusive of the $35 million settlement with the SEC announced on February 3, 2023, and proposed transaction with Microsoft; and

•lower insurance claim proceeds of $58 million, as the prior year included receipt of insurance proceeds relating to a network outage which occurred in 2018 from changes made by a third-party partner which inadvertently impacted some users’ ability to play and spend money in King games.

Restructuring and Related Costs (amounts in millions)

	December 31, 2022	% of consolidated net revenues	December 31, 2021	% of consolidated net revenues	Increase (Decrease)
Restructuring and related costs	$(3)	—%	$77	1%	$(80)

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

Interest expense from debt (amounts in millions)

	December 31, 2022	% of consolidated net revenues	December 31, 2021	% of consolidated net revenues	Increase (Decrease)
Interest expense from debt	$108	1%	$108	1%	$—

Interest expense from debt for the year ended December 31, 2022 was comparable to December 31, 2021.

Other (Income) Expense, Net (amounts in millions)

	December 31, 2022	% of consolidated net revenues	December 31, 2021	% of consolidated net revenues	Decrease (Increase)
Other (income) expense, net	$(182)	(2)%	$(13)	—%	$(169)

The increase in other (income) expense, net, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $160 million increase in interest income due to higher market interest rate yields compared to the prior year.

Income Tax Expense (amounts in millions)

	December 31, 2022	% of Pretax income	December 31, 2021	% of Pretax income	Increase (Decrease)
Income tax expense	$231	13%	$465	15%	$(234)

The income tax expense of $231 million for the year ended December 31, 2022 reflects an effective tax rate of 13%, which is lower than the effective tax rate of 15% for the year ended December 31, 2021. The decrease is primarily due to changes in the mix of our pre-tax income between countries and lower taxes on foreign earnings.

The effective tax rate of 13% for the year ended December 31, 2022, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower rates, research and development credits, discrete tax benefits recognized related to tax return to accrual adjustments, and the recognition of previously unrecognized tax benefits.

The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Other information about our income taxes is provided in Note 19 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $305 million and a positive impact of $107 million on our consolidated net revenues in 2022 and 2021, respectively, as compared to the same periods in the previous year.

Changes in foreign exchange rates had a negative impact of $138 million and a positive impact of $30 million on our consolidated operating income in 2022 and 2021, respectively, as compared to the same periods in the previous year.

Comparison of 2021 to 2020

For the comparison of 2021 to 2020, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows. We believe these operating cash flows, in combination with our existing balance of cash and cash equivalents and short-term investments of $12.1 billion, will be sufficient to finance our operational and financing requirements for the next 12 months and beyond. Our primary sources of liquidity include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities. Our material cash requirements include operating expenses, potential dividend payments and share repurchases, scheduled debt maturities (the next of which is in 2026), capital expenditures and other commitments, as discussed below.

As of December 31, 2022, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $4.6 billion, as compared to $3.9 billion as of December 31, 2021. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	December 31, 2022	December 31, 2021	Increase (Decrease)
Cash and cash equivalents	$7,060	$10,423	$(3,363)
Short-term investments	5,005	195	4,810
	$12,065	$10,618	$1,447
Percentage of total assets	44%	42%

	For the Year Ended December 31,
	2022	2021	Increase (Decrease)
Net cash provided by operating activities	$2,220	$2,414	$(194)
Net cash used in investing activities	(4,994)	(59)	(4,935)
Net cash used in financing activities	(534)	(521)	(13)
Effect of foreign exchange rate changes	(44)	(48)	4
Net (decrease) increase in cash and cash equivalents and restricted cash	$(3,352)	$1,786	$(5,138)

Net Cash Provided by Operating Activities

The primary driver of net cash flows associated with our operating activities is the income generated from the sale of our products and services. This is partially offset by: working capital requirements used in the development, sale, and support of our products; payments to our workforce; payments for tax liabilities; and payments for interest on our debt.

Net cash provided by operating activities for the year ended December 31, 2022, was $2.2 billion, as compared to $2.4 billion for the year ended December 31, 2021. The decrease was primarily due to lower net income based on business performance, higher capitalized software development spending, unfavorable impact on accounts receivable due to the strength of net bookings in the fourth quarter of 2022 and timing of collections. These were partially offset by other changes in working capital, including lower cash used to settle the 2021 annual incentive compensation plans due to such amounts being paid in equity and lower tax payments.

Net Cash Used in Investing Activities

The primary drivers of net cash flows associated with investing activities typically include purchases and sales of investments, capital expenditures, and cash used for acquisitions.

Net cash used in investing activities for the year ended December 31, 2022, was $5.0 billion, as compared to $59 million for the year ended December 31, 2021. The increase was primarily due to purchases of $4.9 billion of held-to-maturity investments and $135 million net cash used in business acquisitions during the year ended December 31, 2022 with no similar activity in the prior year.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the year ended December 31, 2022, was $534 million, as compared to $521 million for the year ended December 31, 2021. The increase was primarily due to $43 million lower proceeds received from the issuance of common stock to employees due to fewer employee stock options exercised, partially offset by $32 million lower tax payments relating to net share settlements on restricted stock units.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a negative impact of $44 million and $48 million on our cash and cash equivalents for the year ended December 31, 2022 and December 31, 2021, respectively. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both December 31, 2022 and December 31, 2021, our total gross unsecured senior notes outstanding was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At December 31, 2022	At December 31, 2021
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(39)	(42)
Total net carrying amount	$3,611	$3,608

Refer to Note 13 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further disclosures regarding our debt obligations.

Dividends

On February 3, 2022, our Board of Directors declared a cash dividend of $0.47 per common share. On May 6, 2022, we made an aggregate cash dividend payment of $367 million to shareholders of record at the close of business on April 15, 2022. See Item 5 of this Annual Report on Form 10-K for further disclosures regarding our payment of dividends.

Capital Expenditures

We made capital expenditures of $91 million during the year ended December 31, 2022, as compared to $80 million during the year ended December 31, 2021. In 2023, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Commitments

Refer to Note 22 of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our commitments, including a table showing contractual obligations.

Comparison of 2021 to 2020

For the comparison of the year ended December 31, 2021 to the year ended December 31, 2020, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, under the subheading “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

At each of December 31, 2022 and December 31, 2021, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The impact and any associated risks related to these estimates on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. The estimates discussed below are considered by management to be critical because they are both important to the portrayal of our financial condition and results of operations and because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs.

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

Additionally, in the fourth quarter of 2022, the Company completed its annual assessment of the estimated service periods for players of our games. We have noted that players who purchase in-game content are playing certain of our titles, notably those in our Call of Duty and World of Warcraft offerings, for longer periods of time than in prior years as they engage with services we provide that are designed to enhance and extend gameplay. As such, we have concluded that the estimated service period for in-game revenues from such games has lengthened by approximately three months.

Based on the carrying amount of deferred revenue and deferred cost of revenue as of September 30, 2022, the change resulted in a decrease in net revenues recognized of $103 million, a decrease in cost of revenues recognized of $9 million, and a decrease in earnings per diluted share of $0.10 during the three months ended December 31, 2022. Such amounts will now be recognized during the year ending December 31, 2023. The change in the estimated service period had no impact on net bookings, segment net revenues, or net cash provided by operating activities.

Future usage patterns could change from historical patterns as a result of various factors, including, but not limited to, changes in our online content, frequency of content delivery, competitor’s offerings, and other changes that impact player’s engagement that we may not be able to reasonable predict at the time of deriving our estimate. If future usage patterns were to change significantly from historical patterns, in the future our estimated service period could change again and materially impact our future consolidated net revenues and operating income.

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

We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded. As of December 31, 2022 and December 31, 2021, we had valuation allowances of $305 million and $278 million, respectively, on gross deferred tax asset balances of $2.1 billion and $2.0 billion, respectively.

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

We are also subject to the continuous examination of our income tax returns by the IRS and are regularly subject to audit by other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition. For the year ended December 31, 2022, one percentage point increase in our effective tax rate would have resulted in an increase in our income tax expense of approximately $17 million.

Software Development Costs

Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and game design documentation, or the completed and tested product design and a working model. For products where proven technology exists, this may occur early in the development cycle. Software development costs related to online hosted revenue arrangements are capitalized after the preliminary project phase is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Significant management judgments and estimates are applied in assessing when capitalization commences for software development costs and the evaluation is performed on a product-by-product-basis.

Commencing upon a product’s release, capitalized software development costs are amortized to “Cost of revenues—software royalties and amortization” based on the higher of the ratio of current revenues to total projected revenues for the specific product, or on a straight-line basis over the product’s estimated economic life. As we have continued to focus on delivering increased content to our players and to deliver such content more frequently through in-game updates, we are seeing our titles being monetized over longer periods of time. Accordingly, the estimated economic lives of our most recent titles have generally extended and the capitalized software costs are being amortized over longer periods of time in those cases. As of December 31, 2022, the amortization periods of our capitalized software costs are from six months to approximately three years.

We evaluate the future recoverability of capitalized software development costs on a quarterly basis. Recoverability is evaluated based on the current and expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Additionally, criteria used to evaluate expected product performance may include, as appropriate: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

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

In the absence of hedging activities for the year ended December 31, 2022, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $145 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At December 31, 2022, our cash and cash equivalents were comprised primarily of money market funds and we had approximately $5 billion invested in securities classified as held-to-maturity investments which have fixed interest yields and will mature over the next six months.

As of December 31, 2022, based on the composition of our investment portfolio, material movements (higher or lower) of short-term interest rates by the U.S. Federal Reserve can have a material impact on our future interest income.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at December 31, 2022, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at December 31, 2022, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated by reference to the sections of our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders entitled “Proposal 1—Election of Directors,” “Corporate Governance Matters—Board Committees,” “Corporate Governance Matters—Governance Documents—Code of Conduct,” and, if applicable, “Beneficial Ownership Matters—Delinquent Section 16(a) Reports” to be filed with the SEC.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders entitled “Executive Compensation” and “Director Compensation” to be filed with the SEC.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders entitled “Beneficial Ownership Matters,” “Equity Compensation Plan Information,” and “Corporate Governance Matters—Board Committees,” to be filed with the SEC.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders entitled “Corporate Governance Matters—Director Independence”, “Corporate Governance Matters—Board Committees” and “Certain Relationships and Related Person Transactions” to be filed with the SEC.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders entitled “Audit-Related Matters” to be filed with the SEC.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements See Item 8.—Consolidated Financial Statements and Supplementary Data for index to Financial Statements and Financial Statement Schedule on page 62 herein.

	2
Financial Statement Schedule The following financial statement schedule of Activision Blizzard for the years ended December 31, 2022, 2021, and 2020 is filed as part of this report on page F-53 and should be read in conjunction with the consolidated financial statements of Activision Blizzard:

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

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Activision Blizzard, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Activision Blizzard, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Determination of Estimated Service Period

As described in Note 2 to the consolidated financial statements, a portion of the Company’s $7.5 billion of total net revenues for the year ended December 31, 2022, is recognized ratably over an estimated service period, which for players of the Company’s current games is less than twelve months. Management considers a variety of data points when determining the estimated service periods for players of the Company’s games, including the weighted-average number of days between players’ unique purchase or first day played online, and the time at which players become inactive and cease engaging with the games’ content for a period of time. Management also considers known online trends such as the cadence of content delivery in the Company’s games, the service period of previously released games, and, to the extent publicly available, the service period of competitors’ games that are similar in nature. Determining the estimated service period is subjective and requires management’s judgment.

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
February 23, 2023

We have served as the Company’s auditor since 2008.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	At December 31, 2022	At December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,060	$10,423
Held-to-maturity investments	4,932	—
Accounts receivable, net	1,204	972
Software development	640	449
Other current assets	633	712
Total current assets	14,469	12,556
Software development	641	211
Property and equipment, net	193	169
Deferred income taxes, net	1,201	1,377
Other assets	508	497
Intangible assets, net	442	447
Goodwill	9,929	9,799
Total assets	$27,383	$25,056

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$324	$285
Deferred revenues	2,088	1,118
Accrued expenses and other liabilities	1,143	1,008
Total current liabilities	3,555	2,411
Long-term debt, net	3,611	3,608
Deferred income taxes, net	158	506
Other liabilities	816	932
Total liabilities	8,140	7,457
Commitments and contingencies (Note 22)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,212,894,055 and 1,207,729,623 shares issued at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	12,260	11,715
Less: Treasury stock, at cost, 428,676,471 shares at December 31, 2022 and December 31, 2021	(5,563)	(5,563)
Retained earnings	13,171	12,025
Accumulated other comprehensive loss	(625)	(578)
Total shareholders’ equity	19,243	17,599
Total liabilities and shareholders’ equity	$27,383	$25,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Net revenues
Product sales	$1,642	$2,311	$2,350
In-game, subscription, and other revenues	5,886	6,492	5,736
Total net revenues	7,528	8,803	8,086

Costs and expenses
Cost of revenues—product sales:
Product costs	519	649	705
Software royalties and amortization	231	346	269
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	1,324	1,215	1,131
Software royalties and amortization	148	107	155
Product development	1,421	1,337	1,150
Sales and marketing	1,217	1,025	1,064
General and administrative	1,001	788	784
Restructuring and related costs	(3)	77	94
Total costs and expenses	5,858	5,544	5,352

Operating income	1,670	3,259	2,734
Interest expense from debt	108	108	99
Other (income) expense, net (Note 18)	(182)	(13)	(12)
Loss on extinguishment of debt	—	—	31
Income before income tax expense	1,744	3,164	2,616
Income tax expense	231	465	419
Net income	$1,513	$2,699	$2,197

Earnings per common share
Basic	$1.94	$3.47	$2.85
Diluted	$1.92	$3.44	$2.82

Weighted-average number of shares outstanding
Basic	782	777	771
Diluted	789	784	778
The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$1,513	$2,699	$2,197
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(30)	(17)	35
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(14)	53	(36)
Unrealized gains (losses) on available-for-sale securities, net of tax	(3)	8	(2)
Total other comprehensive (loss) income	$(47)	$44	$(3)
Comprehensive income	$1,466	$2,743	$2,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,513	$2,699	$2,197
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(164)	7	(94)
Non-cash operating lease cost	77	65	65
Depreciation and amortization	106	116	197
Amortization of capitalized software development costs (1)	213	324	249
Share-based compensation expense (2)	462	508	218
Other	(31)	(26)	28
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(231)	71	(194)
Software development	(693)	(426)	(378)
Other assets	(140)	(114)	(88)
Deferred revenues	987	(537)	216
Accounts payable	37	(7)	(10)
Accrued expenses and other liabilities	84	(266)	(154)
Net cash provided by operating activities	2,220	2,414	2,252
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	213	214	121
Proceeds from sale of available-for-sale investments	26	66	—
Purchases of available-for-sale investments	(109)	(248)	(221)
Purchases of held-to-maturity investments	(4,899)	—	—
Acquisition of business, net of cash acquired (Note 8)	(135)	—	—
Capital expenditures	(91)	(80)	(78)
Other investing activities	1	(11)	—
Net cash used in investing activities	(4,994)	(59)	(178)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	47	90	170
Tax payment related to net share settlements on restricted stock units	(214)	(246)	(39)
Dividends paid	(367)	(365)	(316)
Proceeds from debt issuances, net of discounts	—	—	1,994
Repayment of long-term debt	—	—	(1,050)
Payment of financing costs	—	—	(20)
Premium payment for early redemption of note	—	—	(28)
Net cash (used in) provided by financing activities	(534)	(521)	711
Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(48)	69
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,352)	1,786	2,854
Cash and cash equivalents and restricted cash at beginning of period	10,438	8,652	5,798
Cash and cash equivalents and restricted cash at end of period	$7,086	$10,438	$8,652

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$323	$468	$806
Cash paid for interest	105	109	82
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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,197	$—	(429)	$(5,563)	$11,174	$7,813	$(619)	$12,805
Cumulative impact from adoption of new credit loss standard	—	—	—	—	—	(3)	—	(3)
Components of comprehensive income:
Net income	—	—	—	—	—	2,197	—	2,197
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	(3)
Issuance of common stock pursuant to employee stock options	5	—	—	—	171	—	—	171
Issuance of common stock pursuant to restricted stock units	1	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(40)	—	—	(40)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	226	—	—	226
Dividends ($0.41 per common share)	—	—	—	—	—	(316)	—	(316)
Balance at December 31, 2020	1,203	$—	(429)	$(5,563)	$11,531	$9,691	$(622)	$15,037
Components of comprehensive income:
Net income	—	—	—	—	—	2,699	—	2,699
Other comprehensive income (loss)	—	—	—	—	—	—	44	44
Issuance of common stock pursuant to employee stock options	2	—	—	—	90	—	—	90
Issuance of common stock pursuant to restricted stock units	6	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(3)	—	—	—	(245)	—	—	(245)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	339	—	—	339
Dividends ($0.47 per common share)	—	—	—	—	—	(365)	—	(365)
Balance at December 31, 2021	1,208	$—	(429)	$(5,563)	$11,715	$12,025	$(578)	$17,599
Components of comprehensive income:
Net income	—	—	—	—	—	1,513	—	1,513
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	(47)
Issuance of common stock pursuant to employee stock options	1	—	—	—	47	—	—	47
Issuance of common stock pursuant to restricted stock units	7	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(3)	—	—	—	(227)	—	—	(227)
Settlement of liability-classified awards in restricted stock units	—	—	—	—	204	—	—	204
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	521	—	—	521
Dividends ($0.47 per common share)	—	—	—	—	—	(367)	—	(367)
Balance at December 31, 2022	1,213	$—	(429)	$(5,563)	$12,260	$13,171	$(625)	$19,243
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

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement due to our material breach of representations, warranties, covenants or agreements in the Merger Agreement. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to (1) $2.5 billion if the termination notice is provided prior to April 18, 2023, or (2) $3.0 billion if the termination notice is provided at any time after April 18, 2023. The consummation of the Merger remains subject to customary closing conditions, including receipt of certain regulatory approvals. The two parties are continuing to engage with regulators reviewing the proposed transaction and are working toward closing in Microsoft’s fiscal year ending June 30, 2023, subject to obtaining required regulatory approvals and satisfaction or waiver of other customary closing conditions.

For additional information related to the Merger Agreement, please refer to the Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022, as supplemented by the Current Report on Form 8-K filed with the SEC on April 15, 2022, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

China License Agreements

Activision Blizzard had licensing agreements with NetEase, Inc. (“NetEase”) covering the publication of several Blizzard Entertainment, Inc. titles in Mainland China. These agreements, which contributed approximately 3% of Activision Blizzard’s consolidated net revenues in both 2021 and 2022, expired in January 2023.

The co-development and publishing of Diablo® Immortal™ is covered by a separate agreement with NetEase, which remains in place. In addition, Call of Duty®: Mobile is governed by agreements with another third party that are unaffected.

Our Segments

Based upon our organizational structure, we conduct our business through three reportable segments, each of which is a leading global developer and publisher of interactive entertainment content and services based primarily on our internally-developed intellectual properties.

(i) Activision Publishing, Inc.

Activision Publishing, Inc. (“Activision”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, as well as by licensing software to third-party or related-party companies that distribute Activision products. Activision’s key product offerings include titles and content for Call of Duty, a first-person action franchise. Activision also includes the activities of the Call of Duty League™, a global professional esports league.

(ii) Blizzard Entertainment, Inc.

Blizzard Entertainment, Inc. (“Blizzard”) delivers content through both premium and free-to-play offerings and primarily generates revenue from full-game and in-game sales, subscriptions, and by licensing software to third-party or related-party companies that distribute Blizzard products. Blizzard also maintains a proprietary online gaming platform, Battle.net®, which facilitates digital distribution of Blizzard content and selected Activision content, online social connectivity, and the creation of user-generated content. Blizzard’s key product offerings include titles and content for: the Warcraft® franchise, which includes World of Warcraft®, a subscription-based massive multi-player online role-playing game, and Hearthstone®, an online collectible card game based in the Warcraft universe; Diablo® in the action role-playing genre; and Overwatch® in the team-based first-person action genre. Blizzard also includes the activities of the Overwatch League™, a global professional esports league.

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

Investment Securities

We determine the classification of investments (e.g., held-to-maturity, available-for-sale or trading) in debt securities at the time of purchase and reevaluate such designation as of each reporting period. Investments in debt securities are designated as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Otherwise, they are classified as available-for-sale.

Held-to-maturity investments

Held-to-maturity investments are carried at amortized cost. Interest and amortization of discounts and premiums, which is computed under the effective interest method, are included in “Other (income) expense, net” in our consolidated statements of operations.

On initial recognition and on an ongoing basis, we evaluate our held-to-maturity investments for expected credit losses collectively, when they share similar risk characteristics, or individually, when the risk characteristics are different. An increase or a decrease in the allowance for expected credit losses is recorded through income as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A held-to-maturity investment security is written off when deemed uncollectible.

No expected credit losses have been recognized for the year ended December 31, 2022.

Available-for-sale investments

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

The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in “Other (income) expense, net” in our consolidated statements of operations.

Equity investments

Investments in equity securities which are not accounted for under the equity method and for which there is not a readily determinable fair value are carried at cost, less impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Investments in equity securities with a readily determinable fair value are measured at fair value each reporting period, with unrealized gains and losses recorded within “Other (income) expense, net” in our consolidated statements of operations.

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

For foreign currency forward contracts which have been designated as cash flow hedges in accordance with ASC 815, we assess the effectiveness of these cash flow hedges at inception and on an ongoing basis and determine if the hedges are effective at providing offsetting changes in cash flows of the hedged items. The Company records the changes in the estimated fair value of these derivatives in “Accumulated other comprehensive loss” and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings within “General and administrative” or “Net revenues” when the hedged item impacts earnings, consistent with the nature and timing of the underlying hedged transactions. Cash flows from these foreign currency forward contracts are classified in the same category as the cash flows associated with the hedged item in the consolidated statements of cash flows. We measure hedge ineffectiveness, if any, and if it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for the derivative.

Concentration of Credit Risk

Our concentration of credit risk relates to depositors holding the Company’s cash and cash equivalents, issuers of investment securities we have purchased, and customers with significant accounts receivable balances.

Our cash and cash equivalents are invested primarily in money market funds consisting of short-term, high-quality debt instruments issued by governments and governmental organizations, financial institutions, and industrial companies.

Our investment securities consist primarily of US government treasury bills and bonds.

We sell our games and content directly to end consumers in certain instances, such as sales through Battle.net, and also through platform providers, digital storefronts, retailers and distributors, including mass-market retailers, consumer electronics stores, discount warehouses, and game specialty stores in the U.S. and other countries worldwide. We perform ongoing credit evaluations of our customers and platform providers and maintain allowances for potential credit losses. We generally do not require collateral or other security from our customers.

Customers and platform providers exceeding 10% or more of our consolidated net revenues and consolidated gross receivables were approximately as follows:

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Apple Inc.	20%	17%	15%
Google Inc.	18%	17%	14%
Sony Interactive Entertainment Inc.	13%	15%	17%
Microsoft Corporation	*	*	11%

	At December 31,
	2022	2021
Gross Receivables:
Sony Interactive Entertainment Inc.	22%	22%
Microsoft Corporation	20%	20%
Google Inc.	10%	*

*    Did not account for 10% or more of our consolidated net revenues and consolidated gross receivables for the noted period.

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

Prior to a product’s release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of “Cost of revenues—software royalties and amortization.” Capitalized costs for products that are canceled or are expected to be abandoned are charged to “Product development” in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to “Product development.”

Commencing upon a product’s release, capitalized software development costs are amortized to “Cost of revenues—software royalties and amortization” based on the higher of the ratio of current revenues to total projected revenues for the specific product, or on a straight-line basis over the product’s estimated economic life. As we have continued to focus on delivering increased content to our players and to deliver such content more frequently through in-game updates, we are seeing our titles being monetized over longer periods of time. Accordingly, the estimated economic lives of our most recent titles have generally extended and the capitalized software costs are being amortized over longer periods of time in those cases. As of December 31, 2022, the amortization periods of our capitalized software costs are from six months to approximately three years. This is also resulting in an increased portion of our capitalized software costs being classified as non-current on our consolidated balance sheet.

We evaluate the future recoverability of capitalized software development costs on a quarterly basis. Recoverability is evaluated based on the current and expected performance of the specific products to which the costs relate or in which the licensed trademark or copyright is to be used. Additionally, criteria used to evaluate expected product performance may include, as appropriate: historical performance of comparable products developed with comparable technology; market performance of comparable titles; orders for the product prior to its release; general market conditions; and, for any sequel product, estimated performance based on the performance of the product on which the sequel is based.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We capitalize costs to obtain a contract with a customer, such as platform provider fees on each sale made to players through the provider’s digital storefront, along with third-party developer royalties, and amortize these into cost of revenues in our consolidated statement of operations in the period during which the associated revenues are recognized. We apply the practical expedient to expense, as incurred, costs to obtain a contract with a customer when the amortization period would have been one year or less for certain similar contracts in which commissions are paid to internal personnel or third parties. We believe application of the practical expedient has a limited effect on the amount and timing of cost recognition.

Total capitalized platform provider fees and developer royalties at December 31, 2022 and 2021 were $160 million and $30 million, respectively. Substantially all capitalized costs to obtain a contract with a customer are expected to be amortized within 12 months as of December 31, 2022 and 2021, respectively.

Long-Lived Assets

Property and Equipment.

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset (i.e., 25 to 33 years for buildings, and two to five years for computer equipment, office furniture and other equipment). When assets are retired or disposed of, the cost and accumulated depreciation thereon are removed and any resulting gains or losses are included in the consolidated statements of operations. Leasehold improvements are amortized using the straight-line method over the estimated life of the asset, not to exceed the length of the lease. Repair and maintenance costs are expensed as incurred.

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

Our annual goodwill impairment test is performed at the reporting unit level. As of December 31, 2022 and 2021, our reporting units were the same as our operating segments. We generally test goodwill for possible impairment first by performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a qualitative assessment is not used, or if the qualitative assessment is not conclusive, a quantitative impairment test is performed. If a quantitative test is performed, we determine the fair value of the related reporting unit and compare this value to the recorded net assets of the reporting unit, including goodwill. The fair value of our reporting units is determined using an income approach based on discounted cash flow models. In the event the recorded net assets of the reporting unit exceed the estimated fair value of such assets, an impairment charge is recorded for this amount. Based on our annual impairment assessment, no impairments of goodwill were identified for the years ended December 31, 2022, 2021, and 2020.

We test our acquired trade names for possible impairment by applying the same process as for goodwill. In the instance when a qualitative test is not performed or is inconclusive, a quantitative test is performed by using a discounted cash flow model to estimate fair value of our acquired trade names. Based on our annual impairment assessment, no impairments of our acquired trade names were identified for the years ended December 31, 2022, 2021, and 2020.

Changes in our assumptions underlying our estimates could result in future impairment charges.

Amortizable Intangible and Other Long-lived Assets.

Intangible assets subject to amortization are carried at cost less accumulated amortization, and amortized over the estimated useful life in proportion to the economic benefits received.

We evaluate the recoverability of our definite-lived intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists. We consider certain events and circumstances in determining whether the carrying value of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, may not be recoverable including, but not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in our stock price for a sustained period of time; and changes in our business strategy. If we determine that the carrying value may not be recoverable, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the asset group to determine whether an impairment exists. If an impairment is indicated based on a comparison of the asset groups’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value. We did not record an impairment charge to our definite-lived intangible assets for the years ended December 31, 2022, 2021, and 2020.

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

•subscriptions to players in World of Warcraft that provide ongoing access to the game content; and

•advertising services for third-party companies to reach and engage with our players, primarily within our free-to-play offerings.

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

Additionally, in the fourth quarter of 2022, the Company completed its annual assessment of the estimated service periods for players of our games. We have noted that players who purchase in-game content are playing certain of our titles, notably those in our Call of Duty and World of Warcraft offerings, for longer periods of time than in prior years as they engage with services we provide that are designed to enhance and extend gameplay. As such, we have concluded that the estimated service period for in-game revenues from such games has lengthened by approximately three months.

Based on the carrying amount of deferred revenue and deferred cost of revenue as of September 30, 2022, the change resulted in a decrease in net revenues recognized of $103 million, a decrease in cost of revenues recognized of $9 million, and a decrease in earnings per diluted share of $0.10 during the three months ended December 31, 2022. Such amounts will now be recognized during the year ending December 31, 2023. The change in the estimated service period had no impact on net bookings, segment net revenues, or net cash provided by operating activities.

Future usage patterns could change from historical patterns as a result of various factors, including, but not limited to, changes in our online content, frequency of content delivery, competitor’s offerings, and other changes that impact player’s engagement that we may not be able to reasonable predict at the time of deriving our estimate. If future usage patterns were to change significantly from historical patterns, in the future our estimated service period could change again and materially impact our future consolidated net revenues and operating income.

Principal Agent Considerations

We evaluate sales of our products and content via third-party digital storefronts, such as Microsoft’s Xbox Games Store, Sony’s PSN, the Apple App Store, the Google Play Store, and Valve’s Steam storefront, to determine whether revenues should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining whether we are the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

•which party is primarily responsible for fulfilling the promise to provide the specified good or service; and

•which party has discretion in establishing the price for the specified good or service.

Based on our evaluation of the above indicators, we report revenues on a gross basis for sales arrangements via the Apple App Store, the Google Play Store, and Valve’s Steam storefront, and we report revenues on a net basis (i.e., net of fees retained by the digital storefront) for sales arrangements via Microsoft’s Xbox Games Store and Sony’s PSN.

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

Cost of Revenues

Our cost of revenues consist of the following:

Cost of revenues—product sales:

(1)    “Product costs”—includes the manufacturing costs of goods produced and sold. These generally include product costs, manufacturing royalties (net of volume discounts), personnel-related costs, warehousing, platform provider fees and distribution costs. We generally recognize volume discounts when they are earned (typically in connection with the achievement of unit-based milestones).

(2)    “Software royalties and amortization”—includes the amortization of capitalized software costs and royalties attributable to product sales revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to product sales revenues.

Cost of revenues—in-game, subscription, and other revenues:

(1)    “Game operations and distribution costs”—includes costs to operate our games, such as customer service, Internet bandwidth and server costs, platform provider fees, and payment provider fees, along with costs to associated with our esports activities. Platform provider fees incurred are capitalized and amortized over the same period as the associated revenues.

(2)    “Software royalties and amortization”—includes the amortization of capitalized software costs and royalties attributable to in-game, subscription, and other revenues. These are costs capitalized on the balance sheet until the respective games are released, at which time the capitalized costs are amortized. Also included is amortization of intangible assets recognized in purchase accounting attributable to in-game, subscription, and other revenues.

Advertising Expenses

We expense advertising as incurred, except for production costs associated with media advertising, which are deferred and charged to expense when the related advertisement is run for the first time. Advertising expenses for the years ended December 31, 2022, 2021, and 2020 were $882 million, $736 million, and $746 million, respectively, and are included in “Sales and marketing” in the consolidated statements of operations.

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

Earnings Per Common Share

“Basic earnings per common share” is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the periods presented. “Diluted earnings per common share” is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding, increased by the weighted-average number of common stock equivalents. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options. However, potential common shares are not included in the denominator of the diluted earnings per common share calculation when inclusion of such shares would be anti-dilutive.

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

3. Cash and Cash Equivalents

The following table summarizes the components of our cash and cash equivalents (amounts in millions):

	At December 31,
	2022	2021
Cash	$421	$354
Foreign government treasury bills	—	34
Money market funds	6,639	10,035
Cash and cash equivalents	$7,060	$10,423

4. Held-to-Maturity Investments

The following table summarizes the Company's held-to-maturity investments at December 31, 2022 (amount in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. treasuries and government agency securities	$4,932	$1	$(3)	$4,930

At December 31, 2022, all contractual maturities of held-to-maturity investments were less than 12 months.

5. Software Development

Our total capitalized software development costs of $1.3 billion and $660 million as of December 31, 2022 and December 31, 2021, respectively, primarily relate to internal development costs.

Amortization of capitalized software development costs was as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Amortization of capitalized software development costs	$236	$341	$263

6. Property and Equipment, Net

Property and equipment, net was comprised of the following (amounts in millions):

	At December 31,
	2022	2021
Land	$1	$1
Buildings	3	4
Leasehold improvements	244	227
Computer and server equipment	653	703
Office furniture and other equipment	90	90
Total cost of property and equipment	991	1,025
Less accumulated depreciation	(798)	(856)
Property and equipment, net	$193	$169

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $91 million, $105 million, and $117 million, respectively.

7. Intangible Assets, Net

Intangible assets, net, consist of the following (amounts in millions):

	At December 31, 2022
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets (1):
Trade names and other	1	-	10 years	$90	$(81)	$9

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$442

(1) Beginning with the first quarter of 2022, the balances of the internally-developed franchises intangible assets have been removed as such amounts were fully amortized in the prior year.

	At December 31, 2021
	Estimated useful lives			Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired definite-lived intangible assets:
Internally-developed franchises	3	-	11 years	$1,154	$(1,154)	$—
Trade names and other	1	-	10 years	80	(66)	14
Total definite-lived intangible assets				$1,234	$(1,220)	$14

Acquired indefinite-lived intangible assets:
Activision trademark	Indefinite					$386
Acquired trade names	Indefinite					47
Total indefinite-lived intangible assets						$433
Total intangible assets, net						$447

8. Goodwill

The carrying amount of goodwill by reportable segment at both December 31, 2022 and December 31, 2021, was as follows (amounts in millions):

	Activision	Blizzard	King	Total
Balance at December 31, 2020	$6,899	$190	$2,676	$9,765
Additions through acquisition (1)	34	—	—	34
Balance at December 31, 2021	$6,933	$190	$2,676	$9,799
Additions through acquisition (2)	—	97	33	130
Balance at December 31, 2022	$6,933	$287	$2,709	$9,929

(1) On October 28, 2021 we acquired a mobile game developer, Digital Legends, that operates as a studio under our Activision segment. The total net assets acquired were not material.

(2) The Company completed the acquisition of two businesses to acquire 100% of the respective voting equity interests of the following entities during June 2022:

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

The total purchase price for these acquisitions was $152 million utilizing cash on hand. The value to the Company of both of these acquisitions is primarily in the assembled workforce of the acquired businesses and therefore the majority of the value for each acquisition has been recognized as goodwill. Goodwill attributed to the acquired businesses is not expected to be tax-deductible. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions at the acquisition date.

The results of operations of Proletariat and Peltarion, in each case, since the date of acquisition, are included in our consolidated financial statements. Pro forma results of operations have not been presented because the effect of the acquisitions are not material to our consolidated statements of operations, either individually or in the aggregate.

9. Other Assets and Liabilities

Included in “Accrued expenses and other liabilities” in our consolidated balance sheets are accrued payroll-related costs of $400 million and $364 million at December 31, 2022 and 2021, respectively, and the current portion of income taxes payable of $80 million and $144 million at December 31, 2022 and 2021, respectively.

10. Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at December 31, 2022 Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$6,639	$6,639	$—	$—	Cash and cash equivalents
Equity securities	49	49	—	—	Other current assets
Foreign currency forward contracts designated as hedges	6	—	6	—	Other current assets
Total	$6,694	$6,688	$6	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(6)	$—	$(6)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2021 Using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$10,035	$10,035	$—	$—	Cash and cash equivalents
Available-for-sale foreign government treasury bills	34	34	—	—	Cash and cash equivalents
Available-for-sale U.S. treasuries and government agency securities	130	130	—	—	Other current assets
Equity securities	50	50	—	—	Other current assets
Foreign currency forward contracts designated as hedges	20	—	20	—	Other current assets
Total	$10,269	$10,249	$20	$—

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, which generally had remaining maturities of 12 months or less as of December 31, 2022, are as follows (amounts in millions):

	As of December 31, 2022		As of December 31, 2021
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$509	$—	$382	$20

The amounts of pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings are as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020	Statement of Operations Classification
Cash Flow Hedges	$53	$(9)	$(3)	Net revenues

11. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of December 31, 2022 and December 31, 2021, were $2.1 billion and $1.1 billion, respectively. For the year ended December 31, 2022, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, which were in the ordinary course of business. During the years ended December 31, 2022, December 31, 2021, and December 31, 2020, $1.1 billion, $1.7 billion, and $1.3 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at the beginning of the period.

As of December 31, 2022, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $2.2 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $2.1 billion over the next 12 months, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

12. Leases

Our lease arrangements are primarily for: (1) corporate, administrative, and development studio offices; and (2) data centers and server equipment. Our existing leases have remaining lease terms ranging from one to seven years. In certain instances, such leases include one or more options to renew, with renewal terms that generally extend the lease term by one to five years for each option. The exercise of lease renewal options is generally at our sole discretion. All of our existing leases are classified as operating leases.

Components of our lease costs are as follows (amounts in millions):

	Years Ended December 31,
	2022	2021	2020
Operating leases
Operating lease costs	$85	$78	$75
Variable lease costs	24	18	20

Supplemental information related to our operating leases is as follows (amounts in millions):

	Years Ended December 31,
	2022	2021	2020
Supplemental Operating Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities	$93	$75	$77
ROU assets obtained in exchange for new lease obligations	47	64	80

	At December 31,
	2022	2021
Weighted Average Lease terms and discount rates
Remaining lease term	3.62 years	4.10 years
Discount rate	3.34%	3.01%

Future undiscounted lease payments for our operating lease liabilities, and a reconciliation of these payments to our operating lease liabilities at December 31, 2022, are as follows (amounts in millions):

For the years ending December 31,
2023	$89
2024	71
2025	47
2026	26
2027	20
Thereafter	7
Total future lease payments	$260
Less imputed interest	(15)
Total lease liabilities	$245

Operating lease ROU assets and liabilities recorded on our consolidated balance sheet as of December 31, 2022 and December 31, 2021, were as follows (amounts in millions):

	At December 31,
	2022	2021	Balance Sheet Classification
ROU assets	$210	$237	Other assets

Current lease liabilities	$83	$77	Accrued expenses and other current liabilities
Non-current lease liabilities	162	212	Other liabilities
	$245	$289	Total lease liabilities

13. Debt

Credit Facilities

As of December 31, 2022 and December 31, 2021, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of December 31, 2022.

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

Under the Credit Agreement, we are subject to a financial covenant requiring the Company’s Consolidated Total Net Debt Ratio (as defined in the Credit Agreement) not to exceed 3.75:1.00 (or, at the Company’s option and for a limited period of time upon the consummation of a Qualifying Acquisition (as defined in the Credit Agreement), 4.25:1.00). The Credit Agreement contains covenants customary for transactions of this type for issuers with similar credit ratings. These include those restricting liens, debt of non-guarantor subsidiaries and certain fundamental changes, in each case with exceptions, including exceptions for secured debt and debt of non-guarantor subsidiaries of the Company, in each case up to an amount not exceeding 7.5% of Total Assets (as defined in the Credit Agreement). We were in compliance with the terms of the Credit Agreement as of December 31, 2022.

Unsecured Senior Notes

As of December 31, 2022 and December 31, 2021, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At December 31, 2022		At December 31, 2021
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$810	$850	$912
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	378	400	430
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	391	500	463
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	353	400	480
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	936	1,500	1,320
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(39)		(42)
Total net carrying amount				$3,611		$3,608

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

The outstanding notes are general senior obligations of the Company and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness, including the Revolver described above. The notes are not secured and are effectively junior to any of the Company’s existing and future indebtedness that is secured to the extent of the value of the collateral securing such indebtedness. The notes contain customary covenants that place restrictions in certain circumstances on, among other things, the incurrence of secured debt, entry into sale or leaseback transactions, and certain merger or consolidation transactions. We were in compliance with the terms of the notes outstanding as of December 31, 2022.

As of December 31, 2022, with the exception of our 2026 Notes and 2027 Notes, which are scheduled to mature in September 2026 and June 2027, respectively, no other contractual principal repayments of our long-term debt were due within the next five years.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Year Ended December 31, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2021	$(606)	$3	$25	$(578)
Other comprehensive income (loss) before reclassifications	(30)	19	39	28
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(22)	(53)	(75)
Balance at December 31, 2022	$(636)	$—	$11	$(625)

	For the Year Ended December 31, 2021
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2020	$(589)	$(5)	$(28)	$(622)
Other comprehensive income (loss) before reclassifications	(17)	(2)	44	25
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	10	9	19
Balance at December 31, 2021	$(606)	$3	$25	$(578)

15. Operating Segments and Geographic Regions

We have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense (including liability awards accounted for under ASC 718); amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; certain partnership wind down related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on reportable segment net revenues and operating income are presented below (amounts in millions):

	Year Ended December 31, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,275	$1,936	$2,785	$7,996
Intersegment net revenues (1)	—	76	—	76
Segment net revenues	$3,275	$2,012	$2,785	$8,072

Segment operating income	$1,317	$625	$1,121	$3,063

	Year Ended December 31, 2021
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,478	$1,733	$2,580	$7,791
Intersegment net revenues (1)	—	94	—	94
Segment net revenues	$3,478	$1,827	$2,580	$7,885

Segment operating income	$1,667	$698	$1,140	$3,505

	Year Ended December 31, 2020
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$3,942	$1,794	$2,164	$7,900
Intersegment net revenues (1)	—	111	—	111
Segment net revenues	$3,942	$1,905	$2,164	$8,011

Segment operating income	$1,868	$693	$857	$3,418

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Years Ended December 31,
	2022	2021	2020
Reconciliation to consolidated net revenues:
Segment net revenues	$8,072	$7,885	$8,011
Revenues from non-reportable segments (1)	518	563	519
Net effect from recognition (deferral) of deferred net revenues (2)	(986)	449	(333)
Elimination of intersegment revenues (3)	(76)	(94)	(111)
Consolidated net revenues	$7,528	$8,803	$8,086

Reconciliation to consolidated income before income tax expense:
Segment operating income	$3,063	$3,505	$3,418
Operating income (loss) from non-reportable segments (1)	22	2	(55)
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(848)	347	(238)
Share-based compensation expense (4)	(462)	(508)	(218)
Amortization of intangible assets (5)	(13)	(10)	(79)
Restructuring and related costs (6)	3	(77)	(94)
Partnership wind down and related costs (7)	(27)	—	—
Merger and acquisition-related fees and other expenses (8)	(68)	—	—
Consolidated operating income	1,670	3,259	2,734
Interest expense from debt	108	108	99
Other (income) expense, net	(182)	(13)	(12)
Loss on extinguishment of debt	—	—	31
Consolidated income before income tax expense	$1,744	$3,164	$2,616

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

(4)Reflects expenses related to share-based compensation.

(5)Reflects amortization of intangible assets from purchase price accounting.

(6)Reflects restructuring initiatives, primarily severance and other restructuring-related costs.

(7)Reflects expenses related to the wind down of our partnership with NetEase in Mainland China in regards to licenses covering the publication of several Blizzard titles which expired in January 2023.

(8)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, were as follows (amounts in millions):

	Year Ended December 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,324	$1,600	$2,785	$—	$(76)	$6,633
Retail channels	274	16	—	—	—	290
Other (2)	45	56	—	504	—	605
Total consolidated net revenues	$2,643	$1,672	$2,785	$504	$(76)	$7,528

Change in deferred revenues:
Digital online channels (1)	$629	$341	$—	$—	$—	$970
Retail channels	3	—	—	—	—	3
Other (2)	—	(1)	—	14	—	13
Total change in deferred revenues	$632	$340	$—	$14	$—	$986

Segment net revenues:
Digital online channels (1)	$2,953	$1,941	$2,785	$—	$(76)	$7,603
Retail channels	277	16	—	—	—	293
Other (2)	45	55	—	518	—	618
Total segment net revenues	$3,275	$2,012	$2,785	$518	$(76)	$8,514

	Year Ended December 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$3,287	$1,873	$2,597	$—	$(94)	$7,663
Retail channels	449	30	—	—	—	479
Other (2)	40	72	—	549	—	661
Total consolidated net revenues	$3,776	$1,975	$2,597	$549	$(94)	$8,803

Change in deferred revenues:
Digital online channels (1)	$(264)	$(140)	$(17)	$—	$—	$(421)
Retail channels	(34)	(8)	—	—	—	(42)
Other (2)	—	—	—	14	—	14
Total change in deferred revenues	$(298)	$(148)	$(17)	$14	$—	$(449)

Segment net revenues:
Digital online channels (1)	$3,023	$1,733	$2,580	$—	$(94)	$7,242
Retail channels	415	22	—	—	—	437
Other (2)	40	72	—	563	—	675
Total segment net revenues	$3,478	$1,827	$2,580	$563	$(94)	$8,354

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$2,930	$1,672	$2,167	$—	$(111)	$6,658
Retail channels	702	39	—	—	—	741
Other (2)	57	92	—	538	—	687
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Digital online channels (1)	$365	$102	$(3)	$—	$—	$464
Retail channels	(112)	—	—	—	—	(112)
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Digital online channels (1)	$3,295	$1,774	$2,164	$—	$(111)	$7,122
Retail channels	590	39	—	—	—	629
Other (2)	57	92	—	519	—	668
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419
(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,732	$716	$1,809	$—	$(49)	$4,208
EMEA (1)	652	434	668	504	(22)	2,236
Asia Pacific	259	522	308	—	(5)	1,084
Total consolidated net revenues	$2,643	$1,672	$2,785	$504	$(76)	$7,528

Change in deferred revenues:
Americas	$420	$188	$—	$—	$1	$609
EMEA (1)	145	99	(1)	14	—	257
Asia Pacific	67	53	1	—	(1)	120
Total change in deferred revenues	$632	$340	$—	$14	$—	$986

Segment net revenues:
Americas	$2,152	$904	$1,809	$—	$(48)	$4,817
EMEA (1)	797	533	667	518	(22)	2,493
Asia Pacific	326	575	309	—	(6)	1,204
Total segment net revenues	$3,275	$2,012	$2,785	$518	$(76)	$8,514

	Year Ended December 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$2,446	$876	$1,664	$—	$(55)	$4,931
EMEA (1)	976	638	665	549	(31)	2,797
Asia Pacific	354	461	268	—	(8)	1,075
Total consolidated net revenues	$3,776	$1,975	$2,597	$549	$(94)	$8,803

Change in deferred revenues:
Americas	$(198)	$(79)	$(11)	$—	$—	$(288)
EMEA (1)	(80)	(65)	(5)	14	—	(136)
Asia Pacific	(20)	(4)	(1)	—	—	(25)
Total change in deferred revenues	$(298)	$(148)	$(17)	$14	$—	$(449)

Segment net revenues:
Americas	$2,248	$797	$1,653	$—	$(55)	$4,643
EMEA (1)	896	573	660	563	(31)	2,661
Asia Pacific	334	457	267	—	(8)	1,050
Total segment net revenues	$3,478	$1,827	$2,580	$563	$(94)	$8,354

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$2,316	$794	$1,384	$—	$(60)	$4,434
EMEA (1)	1,061	550	568	538	(37)	2,680
Asia Pacific	312	459	215	—	(14)	972
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Americas	$228	$58	$(1)	$—	$—	$285
EMEA (1)	36	43	(1)	(19)	—	59
Asia Pacific	(11)	1	(1)	—	—	(11)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Americas	$2,544	$852	$1,383	$—	$(60)	$4,719
EMEA (1)	1,097	593	567	519	(37)	2,739
Asia Pacific	301	460	214	—	(14)	961
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419
(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.
(2)    Intersegment revenues reflect licensing and service fees charged between segments.
The Company’s net revenues in the U.S. were 49%, 49%, and 48% of consolidated net revenues for the years ended December 31, 2022, 2021, and 2020, respectively. The Company’s net revenues in the U.K. were 11%, 11%, and 12% of consolidated net revenues for the years ended December 31, 2022, 2021, and 2020, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the years ended December 31, 2022, 2021, or 2020.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Year Ended December 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,661	$92	$—	$—	$—	$1,753
PC	456	1,203	70	—	(76)	1,653
Mobile and ancillary (1)	481	321	2,715	—	—	3,517
Other (2)	45	56	—	504	—	605
Total consolidated net revenues	$2,643	$1,672	$2,785	$504	$(76)	$7,528

Change in deferred revenues:
Console	$286	$27	$—	$—	$—	$313
PC	252	239	—	—	—	491
Mobile and ancillary (1)	94	75	—	—	—	169
Other (2)	—	(1)	—	14	—	13
Total change in deferred revenues	$632	$340	$—	$14	$—	$986

Segment net revenues:
Console	$1,947	$119	$—	$—	$—	$2,066
PC	708	1,442	70	—	(76)	2,144
Mobile and ancillary (1)	575	396	2,715	—	—	3,686
Other (2)	45	55	—	518	—	618
Total segment net revenues	$3,275	$2,012	$2,785	$518	$(76)	$8,514

	Year Ended December 31, 2021
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$2,502	$135	$—	$—	$—	$2,637
PC	660	1,673	84	—	(94)	2,323
Mobile and ancillary (1)	574	95	2,513	—	—	3,182
Other (2)	40	72	—	549	—	661
Total consolidated net revenues	$3,776	$1,975	$2,597	$549	$(94)	$8,803

Change in deferred revenues:
Console	$(248)	$(6)	$—	$—	$—	$(254)
PC	(82)	(145)	(1)	—	—	(228)
Mobile and ancillary (1)	32	3	(16)	—	—	19
Other (2)	—	—	—	14	—	14
Total change in deferred revenues	$(298)	$(148)	$(17)	$14	$—	$(449)

Segment net revenues:
Console	$2,254	$129	$—	$—	$—	$2,383
PC	578	1,528	83	—	(94)	2,095
Mobile and ancillary (1)	606	98	2,497	—	—	3,201
Other (2)	40	72	—	563	—	675
Total segment net revenues	$3,478	$1,827	$2,580	$563	$(94)	$8,354

	Year Ended December 31, 2020
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$2,668	$116	$—	$—	$—	$2,784
PC	582	1,489	96	—	(111)	2,056
Mobile and ancillary (1)	382	106	2,071	—	—	2,559
Other (2)	57	92	—	538	—	687
Total consolidated net revenues	$3,689	$1,803	$2,167	$538	$(111)	$8,086

Change in deferred revenues:
Console	$140	$(8)	$—	$—	$—	$132
PC	64	115	—	—	—	179
Mobile and ancillary (1)	49	(5)	(3)	—	—	41
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$253	$102	$(3)	$(19)	$—	$333

Segment net revenues:
Console	$2,808	$108	$—	$—	$—	$2,916
PC	646	1,604	96	—	(111)	2,235
Mobile and ancillary (1)	431	101	2,068	—	—	2,600
Other (2)	57	92	—	519	—	668
Total segment net revenues	$3,942	$1,905	$2,164	$519	$(111)	$8,419

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At December 31,
	2022	2021	2020
Long-lived assets* by geographic region:
Americas	$279	$264	$270
EMEA	103	122	166
Asia Pacific	21	20	17
Total long-lived assets by geographic region	$403	$406	$453

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

16. Share-Based Payments

Activision Blizzard Equity Incentive Plans

On June 5, 2014, the Activision Blizzard, Inc. 2014 Incentive Plan (the “2014 Plan”) became effective. Under the 2014 Plan, the Compensation Committee of our Board of Directors is authorized to provide share-based compensation in the form of stock options, share appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, and other performance- or value-based awards structured by the Compensation Committee within parameters set forth in the 2014 Plan. As of the effective date of the 2014 Plan, we had ceased making awards under our prior equity incentive plans (collectively, the “Prior Plans”), although such plans remain in effect to the extent that they continue to govern outstanding awards.

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

As of the date it was approved by our shareholders, there were 46 million shares available for issuance under the 2014 Plan. The number of shares of our common stock reserved for issuance under the 2014 Plan has been, and may be further, increased from time to time by: (1) the number of shares relating to awards outstanding under any Prior Plan that: (i) expire, or are forfeited, terminated or canceled, without the issuance of shares; (ii) are settled in cash in lieu of shares; or (iii) are exchanged, prior to the issuance of shares of our common stock, for awards not involving our common stock; (2) if the exercise price of any option outstanding under any Prior Plans is, or the tax withholding requirements with respect to any award outstanding under any Prior Plans are, satisfied by withholding shares otherwise then deliverable in respect of the award or the actual or constructive transfer to the Company of shares already owned, the number of shares equal to the withheld or transferred shares; and (3) if a share appreciation right is exercised and settled in shares, a number of shares equal to the difference between the total number of shares with respect to which the award is exercised and the number of shares actually issued or transferred. As of December 31, 2022, we had approximately 9 million shares of our common stock reserved for future issuance under the 2014 Plan. Shares issued in connection with awards made under the 2014 Plan are generally issued as new stock issuances.

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

The following table presents the weighted-average assumptions, weighted average grant date fair value, and the range of expected stock price volatility (the Company did not grant any stock options during the year ended December 31, 2022):

	Employee Stock Options
	For the Years Ended December 31,
	2021	2020
Expected life (in years)	7.61	7.70
Volatility	31.06%	30.89%
Risk free interest rate	1.29%	0.70%
Dividend yield	0.51%	0.53%
Weighted-average grant date fair value	$30.65	$25.93
Stock price volatility range:
Low	31.00%	30.00%
High	35.00%	39.00%

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

Valuation of Restricted Stock Units

The fair value of the Company’s RSU awards granted are generally based upon the closing price of the Company’s common stock on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We also grant market-based RSU awards, from time to time, the fair value of which is determined using a Monte Carlo simulation. Such market-based RSU awards include performance conditions based on our own stock price and may also include performance conditions that compare our stock price performance to an index, such as the S&P 500 Total Shareholder Return index. The valuation assumptions utilized in the Monte Carlo model are generally consistent with the inputs discussed in the valuation of stock options above. The weighted average risk-free interest rate, volatility, and dividend yield utilized in the Monte Carlo model for market-based RSU awards in 2020 were 0.11%, 37.39%, and 0.47%, respectively.

On December 14, 2021, we granted approximately 1.6 million RSU awards which were valued at approximately $70.00 per share rather than the closing share price on the date of grant of $59.52. None of these awards were granted to named executive officers of the Company. While these grants were not made in contemplation of the Company’s announcement of the Merger Agreement (see Note 1) entered into with Microsoft, in light of the proximity to when the Company became aware of a potential merger and the signing date of the Merger Agreement, the Company has determined the fair value for these awards should consider potential subsequent value appreciation that would be expected from the market upon announcement of the Merger. In determining the adjustment to the closing share price to estimate the fair value of these awards, the Company considered various factors such as observable share prices before and after announcement of a merger in recent transactions, the offer price range known at time of the grants being made, the final merger per share consideration, the actual increase in share price seen after announcement of the Merger, industry practices in applying liquidity discounts and probability of the Merger being entered into. The awards vest over their requisite service period and do not provide for any accelerated vesting or other features as a result of entering into or upon closing of the Merger.

Accuracy of Fair Value Estimates

We developed the assumptions used in the models above, including measures of employees’ exercise and post-vesting termination behavior. Our ability to accurately estimate the fair value of share-based payment awards at the grant date depends upon the accuracy of the model and our ability to accurately forecast model inputs for as long as ten years into the future. Although the fair value of employee stock options is determined using an option-pricing model, the estimates that are produced by this model may not be indicative of the fair value observed between a willing buyer and a willing seller as there are not current active markets for the trading of employee stock options and other share-based instruments.

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2021	9,133	$57.77
Exercised	(1,022)	45.22
Forfeited	(181)	74.12
Expired	(69)	76.97
Outstanding stock options at December 31, 2022	7,861	$58.85	6.17	$157
Vested and expected to vest at December 31, 2022	7,749	$58.46	6.15	$157
Exercisable at December 31, 2022	6,297	$53.10	5.77	$153

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on the last trading day of the period and the exercise price, times the number of shares for options where the closing stock price is greater than the exercise price) that would have been received by the option holders had all option holders exercised their options on that date. This amount changes based on the market value of our stock. The total intrinsic value of options actually exercised was $34 million, $88 million, and $174 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total grant date fair value of options that vested during the years ended December 31, 2022, 2021, and 2020 was $37 million, $57 million, and $62 million, respectively.

At December 31, 2022, $10 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.75 years.

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2021	13,258	$75.51
Granted	9,082	78.14
Vested	(7,075)	79.45
Forfeited	(1,511)	82.14
Unvested RSUs at December 31, 2022	13,754	$74.53

Certain of our performance-based RSUs did not have an accounting grant date as of December 31, 2022, as for each such grant there is not a mutual understanding between the Company and the employee of the performance terms. Generally, these performance terms relate to operating income performance for future years, the goals for which have yet to be set. As of December 31, 2022, based on the target potential shares that could be earned, there were 0.9 million performance-based RSUs outstanding for which the accounting grant date had not been set. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these RSUs.

At December 31, 2022, approximately $481 million of total unrecognized compensation cost was related to RSUs and is expected to be recognized over a weighted-average period of 1.43 years. The total grant date fair value of RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $335 million, $306 million, and $82 million, respectively.

The income tax benefit from stock option exercises and RSU vestings was $83 million, $70 million, and $61 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Share-Based Compensation Expense

The following table sets forth the total share-based compensation expense included in our consolidated statements of operations (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Cost of revenues—product sales: Software royalties and amortization	$21	$17	$14
Cost of revenues—in-game, subscription, and other: Game operations and distribution costs	7	7	1
Cost of revenues—in-game, subscription, and other: Software royalties and amortization	3	—	—
Product development	224	211	42
Sales and marketing	58	44	21
General and administrative	149	229	140
Share-based compensation expense before income taxes	462	508	218
Income tax benefit	(77)	(36)	(28)
Total share-based compensation expense, net of income tax benefit	$385	$472	$190

Share-based compensation expense for the years ended December 31, 2022 and 2021 includes $95 million and $194 million, respectively, for liability awards accounted for under ASC 718. The liability awards primarily relate to the portion of Company’s compensation payments for 2022 and 2021 for which the Company determined to settle certain amounts not yet paid as of year-end under its annual performance plans in stock as opposed to cash.

Total share-based compensation expense capitalized to our consolidated balance sheets as a component of “Software Development” for the years ended December 31, 2022, 2021, and 2020 was $170 million, $63 million, and $23 million, respectively.

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

The following table summarizes accrued restructuring and related costs included in “Accrued expenses and other liabilities” and “Other liabilities” in our consolidated balance sheet and the cumulative charges incurred (amounts in millions):

	Severance and employee related costs	Facilities and related costs	Other costs	Total
Balance at December 31, 2020	$88	$—	$3	$91
Costs charged to expense	36	16	27	79
Cash payments	(55)	—	(6)	(61)
Non-cash charge adjustment (1)	(5)	(16)	(3)	(24)
Balance at December 31, 2021	$64	$—	$21	$85
Cash payments	(34)	—	(8)	(42)
Non-cash charge and other adjustments	(4)	—	(5)	(9)
Balance at December 31, 2022	$26	$—	$8	$34

(1)Adjustments primarily relate to non-cash charges included in “Costs charged to expense” for write-down of assets for our lease facilities, inclusive of lease right-of-use assets and associated fixed assets, that were vacated.

Total restructuring and related costs by segment are (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Activision	$—	$2	$13
Blizzard	(3)	70	71
King	—	1	(1)
Other segments (1)	—	6	4
Total	$(3)	$79	$87
(1)Includes charges outside of our reportable segments, including charges for our corporate and administrative functions.

During the years ended December 31, 2021 and 2020, we incurred additional restructuring charges and adjustments that are not included in the plan discussed above. Such amounts were not material.

18. Other (Income) Expense, Net

Other (income) expense, net is comprised of the following (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Interest income	$(165)	$(5)	$(21)
Realized and unrealized loss (gain) on equity investment	1	(28)	(3)
Other (income) expense	(18)	20	12
Other (income) expense, net	$(182)	$(13)	$(12)

19. Income Taxes

Domestic and foreign income (loss) before income taxes and details of the income tax expense (benefit) are as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Income before income tax expense:
Domestic	$490	$1,451	$1,160
Foreign	1,254	1,713	1,456
	$1,744	$3,164	$2,616
Income tax expense (benefit):
Current:
Federal	$269	$189	$206
State	28	35	92
Foreign	102	229	218
Total current	399	453	516
Deferred:
Federal	(324)	73	(84)
State	(28)	12	(10)
Foreign	184	(73)	(3)
Total deferred	(168)	12	(97)

Income tax expense	$231	$465	$419

The items accounting for the difference between income taxes computed at the U.S. federal statutory income tax rate and the income tax expense (benefit) at the effective tax rate for each of the years are as follows (amounts in millions):

	For the Years Ended December 31,
	2022		2021		2020
Federal income tax provision at statutory rate	$367	21%	$664	21%	$549	21%
State taxes, net of federal benefit	20	1	67	2	43	2
Research and development credits	(65)	(4)	(81)	(2)	(70)	(3)
Foreign earnings taxed at different rates	(72)	(4)	(120)	(4)	(93)	(4)
Foreign-derived intangible income	(46)	(3)	(50)	(1)	(40)	(2)
Change in tax reserves	9	1	43	1	60	2
Change in tax legislation	—	—	(53)	(2)	(23)	(1)
Change in valuation allowance	11	1	11	—	35	2
Intra-entity IP transfer	—	—	—	—	(31)	(1)
Other	7	—	(16)	—	(11)	—
Income tax expense	$231	13%	$465	15%	$419	16%

The Company’s tax rate is affected by the tax rates in the jurisdictions in which the Company operates, some of which have a statutory tax rate less than the U.S. rate and the relative amount of income earned in each jurisdiction.

In October 2019, we completed an intra-entity transfer of certain intellectual property rights to one of our subsidiaries in the U.K., aligning the ownership of these rights with our evolving business. The transfer did not result in a taxable gain; however, our U.K. subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. The U.K. amortizable tax basis is recoverable over a period of three years to 25 years and the related deferred tax asset was measured using the enacted U.K. corporate tax rates for the years in which the amortization will be realized. During the year ended December 31, 2021, we recognized a one-time net benefit of $53 million from remeasuring this deferred tax asset due to the enactment of a change in the UK corporate tax rate.

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

Income tax expense for 2022 reflects the impact of certain tax elections and comparable changes the Company intends to include in its 2022 income tax returns and related statutory filings. To take these actions, the Merger Agreement requires Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed), subject to certain exceptions. Failure to obtain this approval could have an adverse effect on our income tax expense.

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. The components of the net deferred tax assets (liabilities) are as follows (amounts in millions):

	As of December 31,
	2022	2021
Deferred tax assets:
Deferred revenue	$324	$210
Tax attributes carryforwards	191	143
Share-based compensation	47	46
Intangibles	1,333	1,458
Capitalized software development expenses	52	—
Other	136	141
Deferred tax assets	2,083	1,998
Valuation allowance	(305)	(278)
Deferred tax assets, net of valuation allowance	1,778	1,720
Deferred tax liabilities:
Intangibles	(171)	(158)
Capitalized software development expenses	—	(10)
U.S. deferred taxes on foreign earnings	(491)	(603)
Other	(72)	(78)
Deferred tax liabilities	(734)	(849)
Net deferred tax assets	$1,044	$871

As of December 31, 2022, we had gross tax credit carryforwards of $287 million for state purposes. The tax credit carryforwards are included in deferred tax assets net of unrealized tax benefits that would apply upon the realization of uncertain tax positions.

We evaluate deferred tax assets each period for recoverability. We record a valuation allowance for assets that do not meet the threshold of “more likely than not” to be realized in the future. To make that determination, we evaluate the likelihood of realization based on the weight of all positive and negative evidence available. As of December 31, 2022 and December 31, 2021, we maintained a valuation allowance related to our California research and development credit carryforwards of $129 million and $118 million, respectively. We will reassess this determination quarterly and record a tax benefit if and when future evidence allows for a partial or full release of this valuation allowance.

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

As of December 31, 2022, we had $1.2 billion of gross unrecognized tax benefits, $734 million of which would affect our effective tax rate, if recognized. A reconciliation of total gross unrecognized tax benefits is as follows (amounts in millions):

	For the Years Ended December 31,
	2022	2021	2020
Unrecognized tax benefits balance at January 1	$1,289	$1,166	$1,037
Gross increase for tax positions taken during a prior year	7	98	97
Gross decrease for tax positions taken during a prior year	(52)	(18)	(1)
Gross increase for tax positions taken during the current year	22	52	38
Settlement with taxing authorities	(5)	(6)	(3)
Lapse of statute of limitations	(38)	(3)	(2)
Unrecognized tax benefits balance at December 31	$1,223	$1,289	$1,166

As of December 31, 2022, 2021, and 2020, we had approximately $113 million, $102 million, and $93 million, respectively, of accrued interest and penalties related to uncertain tax positions. For the years ended December 31, 2022, 2021, and 2020, we recorded $13 million, $11 million, and $19 million, respectively, of interest expense related to uncertain tax positions.

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

20. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Consolidated net income	$1,513	$2,699	$2,197

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	782	777	771
Effect of dilutive stock options and awards under the treasury stock method	7	7	7
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	789	784	778

Basic earnings per common share	$1.94	$3.47	$2.85
Diluted earnings per common share	$1.92	$3.44	$2.82

21. Capital Transactions

Repurchase Programs

On January 27, 2021, our Board of Directors authorized a stock repurchase program under which we are authorized to repurchase up to $4 billion of our common stock during the two-year period from February 14, 2021 until the earlier of February 13, 2023, or a determination by the Board of Directors to discontinue the repurchase program. We did not repurchase any shares under this program through its expiry and we are restricted from making any repurchases during the period between the execution of the Merger Agreement with Microsoft and the Effective Time without Microsoft’s approval (which may not be unreasonably withheld, conditioned, or delayed).

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

22. Commitments and Contingencies

Commitments and Obligations

In the normal course of business, we enter into contractual arrangements with third parties for non-cancelable operating lease agreements for our offices, for the development of products which may include obtaining rights to intellectual property, and for hosting services to support our games and our administrative functions. Under these agreements, we commit to provide specified payments to a lessor, developer, or hosting provider, as the case may be, based upon contractual arrangements. Additionally, we also enter into arrangements in which we commit to spend specified amounts for marketing to support and promote our content and services. Assuming all contractual provisions are met, the total future minimum commitments for these and other contractual arrangements in place at December 31, 2022, are scheduled to be paid as follows (amounts in millions):

	Contractual Obligations (1)
	Facility and Equipment Leases	Developer and Hosting	Marketing	Long-Term Debt Obligations (2)	Total
For the years ending December 31,
2023	$91	$184	$85	$105	$465
2024	71	27	—	105	203
2025	47	12	—	105	164
2026	25	—	—	955	980
2027	20	—	—	469	489
Thereafter	7	—	—	3,633	3,640
Total	$261	$223	$85	$5,372	$5,941

(1)We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of the potential issue resolution of the underlying matters. Specifically, either (a) the underlying positions have not been fully developed under audit to quantify at this time or (b) the years relating to the matters for certain jurisdictions are not currently under audit. At December 31, 2022, we had $476 million of net unrecognized tax benefits included in “Other liabilities,” in our consolidated balance sheet.

Additionally, at December 31, 2022, we have a remaining net Transition Tax liability of $127 million associated with the U.S. Tax Reform Act. The remaining Transition Tax liability is payable over the next four years and is not reflected in our Contractual Obligations table above.

(2)Long-term debt obligations represent our obligations related to the contractual principal repayments and interest payments for our outstanding unsecured notes, which are subject to fixed interest rates, as of December 31, 2022. There was no outstanding balance under our Revolver as of December 31, 2022. We have calculated the expected interest obligation based on the outstanding principal balance and interest rate applicable at December 31, 2022. Refer to Note 13 for additional information on our debt obligations.

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

The California Civil Rights Department (formerly known as the Department of Fair Employment and Housing) (the “CRD”) filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund; that motion was denied. The CRD filed a notice of appeal of the order denying the CRD’s motion to intervene. The CRD filed its opening brief for its appeal of the Court’s order denying its motion to intervene with the United States Court of Appeals for the Ninth Circuit on May 18, 2022. On April 19, 2022, the CRD filed a second motion to intervene with the United States District Court. The CRD’s second motion to intervene was denied on June 3, 2022. On June 7, 2022, the CRD filed a notice of appeal of the order denying the CRD’s second motion to intervene with the United States Court of Appeals for the Ninth Circuit. On March 4, 2022, Jessica Gonzalez, a former Blizzard Entertainment employee, filed a motion to intervene with the United States District Court; it was denied on March 22, 2022. On May 23, 2022, Gonzalez filed a notice of appeal of the order denying her motion to intervene with the United States Court of Appeals for the Ninth Circuit. The CRD appeals and Gonzalez appeal are pending before the Ninth Circuit.

Pending Employment-Related Matters

On July 20, 2021, the CRD filed a complaint (the “CRD Matter”) in California Superior Court, County of Los Angeles against Activision Blizzard, Blizzard Entertainment and Activision Publishing (together, the “Defendants”) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The CRD filed a First Amended Complaint in the CRD Matter on August 23, 2021. The Defendants moved to dismiss the First Amended Complaint; the motion was heard on February 15, 2022. The Defendants’ motion was denied in part and granted in part, and the CRD did not amend with respect to the granted portion. On May 6, 2022, Defendants moved for partial summary adjudication seeking to dismiss claims asserted under the Fair Employment & Housing Act, which the Court denied. Defendants filed a Petition for Peremptory Writ or Other Appropriate Relief regarding the Court’s denial of Defendants’ motion for partial summary adjudication, which was denied. Defendants appealed the denial of their writ to the California Supreme Court, which was denied. On October 27, 2022, the CRD filed a Motion for Summary Adjudication on certain of Defendants’ affirmative defenses with a hearing date scheduled for June 29, 2023. The February 27, 2023 trial date has been vacated and a new trial date will be set by the Court. In addition, in January 2022, the Company’s Board of Directors received notice of an investigation by the CRD and investigatory subpoenas; on February 8, 2023, the CRD issued a letter indicating that it had decided to close this matter.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against the Company and five current or former officers. An amended complaint was filed on December 3, 2021, purportedly on behalf of a class of the Company’s shareholders who purchased stock between February 28, 2017 and November 16, 2021. In an order dated April 18, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on May 18, 2022, on behalf of shareholders who purchased stock between November 8, 2018 and November 16, 2021, which defendants moved to dismiss on June 16, 2022. In an order dated August 30, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. Plaintiff filed a third amended complaint on September 29, 2022. Defendants’ motion to dismiss the third amended complaint was filed October 31, 2022. In an order entered January 23, 2023, the Court granted defendants’ motion to dismiss the third amended complaint without leave to amend and on the same date entered judgment in accordance with that order.

Beginning on August 6, 2021, three putative shareholder derivative actions were filed in California Superior Court, County of Los Angeles, and those cases have now been consolidated in an action entitled York County on Behalf of County of York Retirement Fund v. Robert A. Kotick, et al., Case No. 21STCV28949. Another related putative shareholder derivative action, entitled Lesley Warren Savage v. Robert A. Kotick, et al., Case No. 22STCV17478, was filed in California Superior Court, County of Los Angeles on May 23, 2022. These related shareholder derivative actions in California Superior Court are currently stayed. On November 15, 2021, a putative shareholder derivative action was filed in the United States District Court, Central District of California, entitled Luke Kahnert v. Robert A. Kotick, et al., Case No. 2:21-cv-08968-PA-JEM. The putative derivative actions collectively assert claims on the Company’s behalf against a number of current or former officers, employees and directors for breach of fiduciary duty, corporate waste, unjust enrichment, misappropriation, contribution, and alleged violation of Section 14(a) of the Exchange Act based on allegations similar to those in the CRD Matter and in the securities class action. The Company is named as a nominal defendant. An amended complaint in the Kahnert case was filed on January 7, 2022 and, in an order dated May 20, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on June 1, 2022 in the Kahnert case. In an order dated September 8, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. Plaintiffs in the Kahnert case filed a third amended complaint on September 23, 2022. Defendants’ motion to dismiss the third amended complaint in the Kahnert case was filed October 24, 2022. In an order dated January 17, 2023, the Court granted defendants’ motion to dismiss the third amended complaint without leave to amend and on the same date entered judgment in accordance with that order.

On February 3, 2023, the Company settled the previously-disclosed investigation by the Securities and Exchange Commission related to the Company’s disclosures on employment matters and related issues without admitting or denying the SEC’s findings. As part of the settlement, the Company consented to the entry of an order finding violations of Exchange Act Rule 13a-15, requiring issuers to maintain effective disclosure controls and procedures, and Exchange Act Rule 21F-17(a), providing certain whistleblower protections. The order requires the Company to cease and desist from future violations of these provisions and to pay a $35 million civil monetary penalty.

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

Following the announcement of the proposed transaction with Microsoft, the Company also received several demand letters from purported stockholders and two lawsuits, Sjunde AP-Fonden v. Activision Blizzard, Inc., No. 2022-0281-KSJM (Del. Ch.) and New York City Employees’ Retirement System et. al. v. Activision Blizzard, Inc., No. 2022-0365-KSJM (Del. Ch.) (together, the “220 Complaints”), for books and records pursuant to 8 Del. C. § 220. Among other things, the demand letters and the 220 Complaints seek to investigate purported breaches of fiduciary duty related to the proposed transaction with Microsoft. Specifically, the demands seek to investigate Mr. Kotick’s role in the proposed transaction with one of the demands alleging that Mr. Kotick’s position at the Company was at risk given workplace issues and he chose to pursue a transaction rather than resign. Such demand further alleges that Mr. Kotick agreed to a price range without authorization from our Board of Directors and that our Board of Directors allowed Mr. Kotick to control the transaction process. Such demand also alleges that the transaction price is inadequate because Microsoft’s opportunistic offer took advantage of the Company’s purportedly depressed stock price and that management may have attempted to validate the consideration through downward adjustments to the Company’s long-range plan.

On November 3, 2022 a lawsuit captioned, Sjunde AP-Fonden v. Activision Blizzard, Inc. et al., C.A. No. 2022-1001-CM (Del. Ch.) was filed under seal in the Court of Chancery of the State of Delaware on behalf of a class of stockholders of the Company. The complaint names the Company, our directors, Microsoft and Merger Sub as defendants. The complaint alleges that the director defendants breached their fiduciary duty in connection with the initiation, timing, negotiation, approval and disclosure of the Merger. The complaint also alleges that the Merger was not approved in compliance with the requirements of 8 Del. C. § 251, and seeks a declaration that the Merger would be invalid if consummated. The complaint also asserts a claim against Microsoft and Merger Sub for aiding and abetting the purported breaches of fiduciary duty and conspiring with the director defendants in those breaches. On January 25, 2023, an amended complaint was filed in the Sjunde AP-Fonden action.

On December 8, 2022, the United States Federal Trade Commission (“FTC”) issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. The Company filed an answer to the FTC’s administrative complaint on December 22, 2022, and thereafter filed an amended answer on January 4, 2023. The administrative trial is currently scheduled to take place before an FTC administrative law judge starting August 2, 2023.

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

Letters of Credit

As described in Note 13, a portion of our Revolver can be used to issue letters of credit of up to $50 million, subject to the availability of the Revolver. At December 31, 2022, we did not have any letters of credit issued or outstanding under the Revolver.

SCHEDULE II

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in millions)

Col. A Description	Col. B Balance at Beginning of Period	Col. C Additions(A)	Col. D Deductions(B)	Col. E Balance at End of Period
At December 31, 2022
Allowances for sales returns and price protection and other allowances	$17	$7	$(8)	$16
Valuation allowance for deferred tax assets	$278	$33	$(6)	$305
At December 31, 2021
Allowances for sales returns and price protection and other allowances	$63	$3	$(49)	$17
Valuation allowance for deferred tax assets	$228	$52	$(2)	$278
At December 31, 2020
Allowances for sales returns and price protection and other allowances	$118	$(29)	$(26)	$63
Valuation allowance for deferred tax assets	$181	$49	$(2)	$228

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

4.5	Form of certificate for the Company’s 3.400% Unsecured Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed September 19, 2016).
4.6	Form of certificate for the Company’s 3.400% Unsecured Senior Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).
4.7	Form of certificate for the Company’s 1.350% Unsecured Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed August 10, 2020).
4.8	Form of certificate for the Company’s 4.500% Unsecured Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed May 26, 2017).
4.9	Form of certificate for the Company’s 2.500% Unsecured Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed August 10, 2020).
4.10	Description of Securities (incorporated by reference to Exhibit 4.10 of the Company’s Form 10-K for the year ended December 31, 2021).
10.1*	Activision Blizzard, Inc. Amended and Restated 2008 Incentive Plan, as amended and restated on June 7, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 2012).
10.2*	Amended and Restated Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2017).
10.3*	Activision Blizzard, Inc. KDE Equity Incentive Plan, amended as of November 1, 2016 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K for the year ended December 31, 2016).
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

10.15*
Form of Notice of Stock Option Awards for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021) (incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 2021).

10.16*
Form of Notice of Restricted Share Unit Award for grants to persons other than non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021) (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2021).

10.17*
Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021) (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2021).

10.18*
Form of Notice of Performance-Vesting Restricted Share unit Award for grants pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (effective as of October 29, 2021) (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the year ended December 31, 2021).

10.19*
Form of Notice of Performance-Vesting Restricted Share Unit Award for grants during pendency of Microsoft transaction to certain new employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.20*
Form of Notice of Restricted Share Unit Award for grants during pendency of Microsoft transaction to certain new employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.21*
Form of Notice of Restricted Share Unit Award for management grants during pendency of Microsoft transaction to certain employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.22*
Form of Notice of Restricted Share Unit Award for retention grants during pendency of Microsoft transaction to certain employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.23*	Form of Notice of Restricted Share Unit Award for certain grants during pendency of Microsoft transaction to certain employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.
10.24*	Form of Notice of Restricted Share Unit Award for certain grants during pendency of Microsoft transaction to certain employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.

Exhibit Number	Exhibit
10.25*	Form of Notice of Restricted Share Unit Award for certain grants during pendency of Microsoft transaction to certain employees pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.
10.26*	Form of Notice of Restricted Share Unit Award for grants to non-affiliated directors pursuant to the Activision Blizzard, Inc. 2014 Incentive Plan.
10.27*	Amended and Restated CEO Recognition Program (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended June 30, 2014).
10.28*	Activision Blizzard, Inc. Corporate Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015).
10.29*	Employment Agreement, dated as of October 1, 2016, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed November 25, 2016).
10.30*	Extension Amendment, dated as of April 28, 2021, between Robert A. Kotick and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 29, 2021).
10.31*	Form of Notice of 2018 Stock Option Award to Robert A. Kotick (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2018).
10.32*	Form of Notice of 2019 Stock Option Award to Robert A. Kotick (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2019).
10.33*
Corrected Employment Agreement, dated as of April 1, 2021, between Activision Blizzard, Inc. and Armin Zerza (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2021).

10.34*	Employment Agreement, dated as of March 9, 2020, between Activision Blizzard, Inc. and Daniel Alegre (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed March 11, 2020).
10.35*
Employment Agreement, dated as of February 1, 2021, between Activision Blizzard, Inc. and Brian Bulatao (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 2021).

10.36*
Employment Agreement, dated as of May 17, 2021, between Activision Blizzard, Inc. and Grant Dixton (incorporated by reference to Exhibit 10.29 of the Company's Form 10-K for the year ended December 31, 2021).

10.37*	Employment Agreement, dated as of October 5, 2022, between Activision Blizzard, Inc. and Lulu Cheng Meservey.
10.38*	Activision Blizzard, Inc. Enhanced Severance Plan, established November 30, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed December 21, 2022).
10.39*	Form of Acceleration and Clawback Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed December 21, 2022).
10.40*
Non-Affiliated Director Compensation Program and Stock Ownership Guidelines, as amended and restated as of December 3, 2021 (incorporated by reference to Exhibit 10.33 of the Company's Form 10-K for the year ended December 31, 2021).

10.41
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

10.42
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

10.43
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

10.44
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

10.45
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

Exhibit Number	Exhibit
10.46
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

10.47
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

10.48
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

10.49†
Playstation2 CD-ROM/DVD-ROM Licensed Publisher Agreement, dated as of April 1, 2000, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.50†
Playstation2 Licensed Publisher Agreement, dated as of March 23, 2001, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.51†
Global PlayStation 3 Format Licensed Publisher Agreement, dated March 5, 2007, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.52†
PlayStation Portable Licensed Publisher Agreement dated September 15, 2004, between Sony Computer Entertainment America Inc. and Activision, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

10.53†
PlayStation Portable Licensed Publisher Agreement dated September 27, 2005, between Sony Computer Entertainment Europe Limited and Activision UK Limited (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q for the quarter ended March 31, 2022).

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

*    Management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

† Portions of this exhibit omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2023

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

By:	/s/ ROBERT A. KOTICK	Director, Chief Executive Officer (Principal Executive Officer)	February 23, 2023
(Robert A. Kotick)
By:	/s/ ARMIN ZERZA	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
(Armin Zerza)
By:	/s/ JESSE YANG	Deputy Chief Financial Officer and Comptroller (Principal Accounting Officer)	February 23, 2023
(Jesse Yang)
By:	/s/ REVETA BOWERS	Director	February 23, 2023
(Reveta Bowers)
By:	/s/ KERRY CARR	Director	February 23, 2023
(Kerry Carr)
By:	/s/ ROBERT J. CORTI	Director	February 23, 2023
(Robert J. Corti)
By:	/s/ BRIAN G. KELLY	Chairman of the Board and Director	February 23, 2023
(Brian G. Kelly)
By:	/s/ BARRY MEYER	Director	February 23, 2023
(Barry Meyer)
By:	/s/ ROBERT J. MORGADO	Director	February 23, 2023
(Robert J. Morgado)
By:	/s/ PETER NOLAN	Director	February 23, 2023
(Peter Nolan)
By:	/s/ DAWN OSTROFF	Director	February 23, 2023
(Dawn Ostroff)