Form 10-Q
period 2023-03-31
Activision Blizzard, Inc.
filed 2023-05-04
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at April 28, 2023 was 786,158,727.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, statements reflecting our views about our future performance that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products or services and restructuring activities; (3) statements of future financial or operating performance, including the impact of tax items thereon; (4) statements regarding the proposed transaction between Activision Blizzard, Inc. (“Activision Blizzard”) and Microsoft Corporation (“Microsoft”) pursuant to the Agreement and Plan of Merger, dated as of January 18, 2022, by and among Activision Blizzard, Microsoft, and Anchorage Merger Sub Inc., a wholly owned subsidiary of Microsoft (the “Merger Agreement” and such transaction, “the proposed transaction with Microsoft”), including any statements regarding the expected timetable for completing the proposed transaction with Microsoft, the ability to complete the proposed transaction with Microsoft, and the expected benefits of the proposed transaction with Microsoft; and (5) statements of assumptions underlying such statements. Activision Blizzard generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the risk that the proposed transaction with Microsoft may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; the failure to satisfy the conditions to the consummation of the proposed transaction with Microsoft, including the receipt of certain governmental and regulatory approvals (which may or may not be received on a timely basis or at all); the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement; the effect of the announcement or pendency of the proposed transaction with Microsoft on our business relationships, operating results, and business generally; risks that the proposed transaction with Microsoft disrupts our current plans and operations and potential difficulties in employee retention and recruitment as a result of the proposed transaction with Microsoft; risks related to diverting management’s attention from ongoing business operations; the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement or the transactions contemplated thereby; restrictions during the pendency of the proposed transaction with Microsoft that may impact our ability to pursue certain business opportunities or strategic transactions; uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business; decline in demand for our products and services if general economic conditions decline; fluctuations in currency exchange rates; our ability to deliver popular, high-quality content in a timely manner; negative impacts on our business resulting from concerns regarding our workplace, including associated legal proceedings; our ability to attract, retain, and motivate skilled personnel; future impacts from COVID-19; the level of demand for our games and products; our ability to meet customer expectations with respect to our brands, games, services, and/or business practices; competition; our reliance on a relatively small number of franchises for a significant portion of our revenues and profits; negative impacts from the results of collective bargaining, legal proceedings related to unionization, or campaigns by unions directed at our workforce; our ability to adapt to rapid technological change and allocate our resources accordingly; the increasing importance of digital sales and the risks of that business model; our ability to effectively manage the scope and complexity of our business, including risks related to our professional esports business model; our reliance on third-party platforms, which are also our competitors, for the distribution of products; our dependence on the success and availability of video game consoles manufactured by third parties and our ability to develop commercially successful products for these consoles; the increasing importance of free-to-play games and the risks of that business model; the risks and uncertainties of conducting business outside the United States (the “U.S.”)., including the need for regulatory approval to operate, the relatively weaker protection for our intellectual property rights, and the impact of cultural differences on consumer preferences; insolvency or business failure of any of our business partners; the importance of retail sales to our business and the risks of that business model; any difficulties in integrating acquired businesses or realizing the anticipated benefits of strategic transactions; seasonality in the sale of our products; fluctuation in our recurring business; the risk of distributors, retailers, development, and licensing partners or other third parties being unable to honor their commitments or otherwise putting our brand at risk; our reliance on tools and technologies owned by third parties; our use of open source software; risks associated with undisclosed content or features in our games; the impact of objectionable consumer- or other third-party-created content on our operating results or reputation; outages, disruptions, or degradations in our services, products, and/or technological infrastructure; cybersecurity-related attacks, significant data breaches, fraudulent activity, or disruption of our information technology systems or networks; significant disruption during our live events; catastrophic events; climate change; provisions in our corporate documents and Delaware state law that could delay or prevent a change of control; other legal proceedings; increasing regulation in key territories over our business, products, and distribution; changes in government regulation relating to the Internet; our compliance with evolving data privacy laws and regulations; scrutiny regarding the appropriateness of the content in our games and our ability to receive target ratings for certain titles; changes in tax rates and/or tax laws and exposure to additional tax liabilities; changes in financial accounting standards or the application of existing or future standards as our business evolves; and the other factors included in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”).

The forward-looking statements contained herein are based on information available to Activision Blizzard as of the date of this filing, and we assume no obligation to update any such forward-looking statements. Actual events or results may differ from those expressed in forward-looking statements. As such, you should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results, prospects, strategy, and financial needs. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and may cause actual results to differ materially from current expectations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At March 31, 2023	At December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,236	$7,060
Held-to-maturity investments	3,280	4,932
Accounts receivable, net	764	1,204
Software development	715	640
Other current assets	524	633
Total current assets	14,519	14,469
Software development	622	641
Property and equipment, net	199	193
Deferred income taxes, net	1,180	1,201
Other assets	507	508
Intangible assets, net	437	442
Goodwill	9,929	9,929
Total assets	$27,393	$27,383

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$177	$324
Deferred revenues	1,653	2,088
Accrued expenses and other liabilities	987	1,143
Total current liabilities	2,817	3,555
Long-term debt, net	3,611	3,611
Deferred income taxes, net	32	158
Other liabilities	818	816
Total liabilities	7,278	8,140
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,214,763,143 and 1,212,894,055 shares issued at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	12,396	12,260
Less: Treasury stock, at cost, 428,676,471 shares at March 31, 2023 and December 31, 2022	(5,563)	(5,563)
Retained earnings	13,911	13,171
Accumulated other comprehensive loss	(629)	(625)
Total shareholders’ equity	20,115	19,243
Total liabilities and shareholders’ equity	$27,393	$27,383

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Net revenues
Product sales	$695	$386
In-game, subscription, and other revenues	1,688	1,382
Total net revenues	2,383	1,768

Costs and expenses
Cost of revenues—product sales:
Product costs	136	91
Software royalties and amortization	101	81
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	363	288
Software royalties and amortization	65	19
Product development	402	346
Sales and marketing	278	252
General and administrative	238	212
Total costs and expenses	1,583	1,289

Operating income	800	479
Interest expense from debt	27	27
Other (income) expense, net (Note 10)	(122)	(13)
Income before income tax expense	895	465
Income tax expense	155	70
Net income	$740	$395

Earnings per common share
Basic	$0.94	$0.51
Diluted	$0.93	$0.50

Weighted-average number of shares outstanding
Basic	785	780
Diluted	792	786

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2023	2022
Net income	$740	$395
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	7	(4)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(11)	(5)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	1
Total other comprehensive (loss) income	$(4)	$(8)
Comprehensive income	$736	$387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$740	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(100)	(64)
Non-cash operating lease cost	21	18
Depreciation and amortization	21	24
Amortization of capitalized software development costs (1)	102	75
Share-based compensation expense (2)	124	98
Other	(35)	(22)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	443	440
Software development	(161)	(104)
Other assets	86	125
Deferred revenues	(447)	(278)
Accounts payable	(150)	(76)
Accrued expenses and other liabilities	(67)	11
Net cash provided by operating activities	577	642
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	22
Proceeds from maturities of held-to-maturity investments	1,700	—
Capital expenditures	(37)	(15)
Net cash provided by investing activities	1,663	7
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	13	16
Tax payment related to net share settlements on restricted stock units	(84)	(113)
Net cash used in financing activities	(71)	(97)
Effect of foreign exchange rate changes on cash and cash equivalents	8	(10)
Net increase in cash and cash equivalents and restricted cash	2,177	542
Cash and cash equivalents and restricted cash at beginning of period	7,086	10,438
Cash and cash equivalents and restricted cash at end of period	$9,263	$10,980

Supplemental cash flow information - Non-cash financing activities:
Dividends payable	$—	$367
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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and March 31, 2022
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,213	$—	(429)	$(5,563)	$12,260	$13,171	$(625)	$19,243
Components of comprehensive income:
Net income	—	—	—	—	—	740	—	740
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)
Issuance of common stock pursuant to employee stock options	—	—	—	—	14	—	—	14
Issuance of common stock pursuant to restricted stock units	3	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(92)	—	—	(92)
Settlement of liability-classified awards in restricted stock units (Note 9)	—	—	—	—	93	—	—	93
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	121	—	—	121
Balance at March 31, 2023	1,215	$—	(429)	$(5,563)	$12,396	$13,911	$(629)	$20,115

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,208	$—	(429)	$(5,563)	$11,715	$12,025	$(578)	$17,599
Components of comprehensive income:
Net income	—	—	—	—	—	395	—	395
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	(8)
Issuance of common stock pursuant to employee stock options	—	—	—	—	15	—	—	15
Issuance of common stock pursuant to restricted stock units	4	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(2)	—	—	—	(131)	—	—	(131)
Settlement of liability-classified awards in restricted stock units (Note 9)	—	—	—	—	204	—	—	204
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	124	—	—	124
Dividends ($0.47 per common share)	—	—	—	—	—	(367)	—	(367)
Balance at March 31, 2022	1,210	$—	(429)	$(5,563)	$11,927	$12,053	$(586)	$17,831
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

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement due to our material breach of representations, warranties, covenants or agreements in the Merger Agreement. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to $3.0 billion if the termination notice is provided at any time after April 18, 2023.

For additional information related to the Merger Agreement, please refer to Part I Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2022, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

On December 8, 2022, the United States Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. For more information regarding the FTC complaint regarding the pending Merger, see Note 13 of the condensed consolidated consolidated financial statements.

On April 26, 2023, the United Kingdom Competition and Markets Authority ("CMA") announced a decision to block the Merger, stating that competition concerns arose in relation to cloud gaming and that Microsoft’s remedies addressing any concerns in cloud gaming were not sufficient. Microsoft has announced its decision to appeal the CMA’s ruling, and Activision Blizzard intends to fully support Microsoft’s efforts on this appeal. The parties continue to fully engage with other regulators reviewing the transaction to obtain required regulatory approvals.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in our annual audited consolidated financial statements. Additionally, the year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The accompanying condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2. Held-to-Maturity Investments

The following tables summarizes the Company's held-to-maturity investments (amount in millions):

	At March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. treasuries and government agency securities	$3,280	$—	$(1)	$3,279

	At December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. treasuries and government agency securities	$4,932	$1	$(3)	$4,930

At March 31, 2023 and December 31, 2022, all contractual maturities of held-to-maturity investments were less than 12 months.

3. Software Development

Our total capitalized software development costs were $1.3 billion as of March 31, 2023 and December 31, 2022, respectively, and primarily relate to internal development costs.

Amortization of capitalized software development costs was as follows (amounts in millions):

	For the Three Months Ended March 31,
	2023	2022
Amortization of capitalized software development costs	$125	$79

4. Fair Value Measurements

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at March 31, 2023 Using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$8,888	$8,888	$—	$—	Cash and cash equivalents
Equity securities	47	47	—	—	Other current assets
Foreign currency forward contracts designated as hedges	3	—	3	—	Other current assets
Total	$8,938	$8,935	$3	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(8)	$—	$(8)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2022 Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$6,639	$6,639	$—	$—	Cash and cash equivalents
Equity securities	49	49	—	—	Other current assets
Foreign currency forward contracts designated as hedges	6	—	6	—	Other current assets
Total	$6,694	$6,688	$6	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(6)	$—	$(6)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, which generally had remaining maturities of nine months or less as of March 31, 2023, are as follows (amounts in millions):

	As of March 31, 2023		As of December 31, 2022
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$475	$(5)	$509	$—

For the three months ended March 31, 2023 and 2022, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

5. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of March 31, 2023 and December 31, 2022, were $1.7 billion and $2.1 billion, respectively. For the three months ended March 31, 2023, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, which were in the ordinary course of business. During the three months ended March 31, 2023 and March 31, 2022, $1.3 billion and $0.7 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at the beginning of the period.

As of March 31, 2023, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $1.8 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $1.8 billion over the next 12 months. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

6. Debt

Credit Facilities

As of March 31, 2023 and December 31, 2022, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of March 31, 2023. The Revolver is scheduled to mature on August 24, 2023.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of March 31, 2023 and December 31, 2022, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At March 31, 2023		At December 31, 2022
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$823	$850	$810
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	384	400	378
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	406	500	391
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	378	400	353
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	1,009	1,500	936
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(39)		(39)
Total net carrying amount				$3,611		$3,611

We were in compliance with the terms of the notes outstanding as of March 31, 2023. Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding key terms under our indentures that govern our outstanding notes.

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Three Months Ended March 31, 2023
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2022	$(636)	$11	$(625)
Other comprehensive income (loss) before reclassifications	7	—	7
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(11)	(11)
Balance at March 31, 2023	$(629)	$—	$(629)

	For the Three Months Ended March 31, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2021	$(606)	$3	$25	$(578)
Other comprehensive income (loss) before reclassifications	(4)	2	6	4
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(1)	(11)	(12)
Balance at March 31, 2022	$(610)	$4	$20	$(586)

8. Operating Segments and Geographic Regions

We have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense (including liability awards accounted for under ASC 718); amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; certain partnership wind down and related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on reportable segment net revenues and operating income are presented below (amounts in millions):

	Three Months Ended March 31, 2023
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$580	$435	$739	$1,754
Intersegment net revenues (1)	—	8	—	8
Segment net revenues	$580	$443	$739	$1,762

Segment operating income	$179	$56	$241	$476

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$453	$265	$682	$1,400
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$453	$274	$682	$1,409

Segment operating income	$59	$53	$243	$355

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended March 31,
	2023	2022
Reconciliation to consolidated net revenues:
Segment net revenues	$1,762	$1,409
Revenues from non-reportable segments (1)	101	81
Net effect from recognition (deferral) of deferred net revenues (2)	528	287
Elimination of intersegment revenues (3)	(8)	(9)
Consolidated net revenues	$2,383	$1,768

Reconciliation to consolidated income before income tax expense:
Segment operating income	$476	$355
Operating income (loss) from non-reportable segments (1)	6	19
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	471	235
Share-based compensation expense (4)	(124)	(98)
Amortization of intangible assets (5)	(4)	(2)
Restructuring and related costs (6)	—	2
Partnership wind down and related costs (7)	(4)	—
Merger and acquisition-related fees and other expenses (8)	(21)	(32)
Consolidated operating income	800	479
Interest expense from debt	27	27
Other (income) expense, net	(122)	(13)
Consolidated income before income tax expense	$895	$465

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

(6)Reflects restructuring initiatives.

(7)Reflects expenses related to the wind down of our partnership with NetEase, Inc. in Mainland China in regards to licenses covering the publication of several Blizzard titles which expired in January 2023.

(8)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s revenues, were as follows (amounts in millions):

	Three Months Ended March 31, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$902	$525	$738	$—	$(8)	$2,157
Retail channels	102	2	—	—	—	104
Other (2)	6	4	—	112	—	122
Total consolidated net revenues	$1,010	$531	$738	$112	$(8)	$2,383

Change in deferred revenues:
Digital online channels (1)	$(362)	$(87)	$1	$—	$—	$(448)
Retail channels	(68)	(1)	—	—	—	(69)
Other (2)	—	—	—	(11)	—	(11)
Total change in deferred revenues	$(430)	$(88)	$1	$(11)	$—	$(528)

Segment net revenues:
Digital online channels (1)	$540	$438	$739	$—	$(8)	$1,709
Retail channels	34	1	—	—	—	35
Other (2)	6	4	—	101	—	111
Total segment net revenues	$580	$443	$739	$101	$(8)	$1,855

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$616	$300	$682	$—	$(9)	$1,589
Retail channels	83	2	—	—	—	85
Other (2)	11	2	—	81	—	94
Total consolidated net revenues	$710	$304	$682	$81	$(9)	$1,768

Change in deferred revenues:
Digital online channels (1)	$(192)	$(30)	$—	$—	$—	$(222)
Retail channels	(65)	1	—	—	—	(64)
Other (2)	—	(1)	—	—	—	(1)
Total change in deferred revenues	$(257)	$(30)	$—	$—	$—	$(287)

Segment net revenues:
Digital online channels (1)	$424	$270	$682	$—	$(9)	$1,367
Retail channels	18	3	—	—	—	21
Other (2)	11	1	—	81	—	93
Total segment net revenues	$453	$274	$682	$81	$(9)	$1,481

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Three Months Ended March 31, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$652	$257	$473	$1	$(5)	$1,378
EMEA (1)	256	153	181	111	(2)	699
Asia Pacific	102	121	84	—	(1)	306
Total consolidated net revenues	$1,010	$531	$738	$112	$(8)	$2,383

Change in deferred revenues:
Americas	$(280)	$(44)	$1	$—	$—	$(323)
EMEA (1)	(125)	(28)	—	(11)	—	(164)
Asia Pacific	(25)	(16)	—	—	—	(41)
Total change in deferred revenues	$(430)	$(88)	$1	$(11)	$—	$(528)

Segment net revenues:
Americas	$372	$213	$474	$1	$(5)	$1,055
EMEA (1)	131	125	181	100	(2)	535
Asia Pacific	77	105	84	—	(1)	265
Total segment net revenues	$580	$443	$739	$101	$(8)	$1,855

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$460	$125	$437	$—	$(6)	$1,016
EMEA (1)	184	94	170	81	(2)	527
Asia Pacific	66	85	75	—	(1)	225
Total consolidated net revenues	$710	$304	$682	$81	$(9)	$1,768

Change in deferred revenues:
Americas	$(164)	$(11)	$1	$—	$—	$(174)
EMEA (1)	(80)	(13)	—	—	—	(93)
Asia Pacific	(13)	(6)	(1)	—	—	(20)
Total change in deferred revenues	$(257)	$(30)	$—	$—	$—	$(287)

Segment net revenues:
Americas	$296	$114	$438	$—	$(6)	$842
EMEA (1)	104	81	170	81	(2)	434
Asia Pacific	53	79	74	—	(1)	205
Total segment net revenues	$453	$274	$682	$81	$(9)	$1,481

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. was 51% of consolidated net revenues for both the three months ended March 31, 2023 and 2022, respectively. The Company’s net revenues in the U.K. was 10% of consolidated net revenues for both the three months ended March 31, 2023 and 2022, respectively. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended March 31, 2023 or 2022.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Three Months Ended March 31, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$597	$42	$—	$—	$—	$639
PC	270	386	18	—	(8)	666
Mobile and ancillary (1)	137	99	720	—	—	956
Other (2)	6	4	—	112	—	122
Total consolidated net revenues	$1,010	$531	$738	$112	$(8)	$2,383

Change in deferred revenues:
Console	$(278)	$(4)	$—	$—	$—	$(282)
PC	(151)	(52)	—	—	—	(203)
Mobile and ancillary (1)	(1)	(32)	1	—	—	(32)
Other (2)	—	—	—	(11)	—	(11)
Total change in deferred revenues	$(430)	$(88)	$1	$(11)	$—	$(528)

Segment net revenues:
Console	$319	$38	$—	$—	$—	$357
PC	119	334	18	—	(8)	463
Mobile and ancillary (1)	136	67	721	—	—	924
Other (2)	6	4	—	101	—	111
Total segment net revenues	$580	$443	$739	$101	$(8)	$1,855

	Three Months Ended March 31, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$460	$24	$—	$—	$—	$484
PC	124	251	17	—	(9)	383
Mobile and ancillary (1)	115	27	665	—	—	807
Other (2)	11	2	—	81	—	94
Total consolidated net revenues	$710	$304	$682	$81	$(9)	$1,768

Change in deferred revenues:
Console	$(216)	$(5)	$—	$—	$—	$(221)
PC	(62)	(18)	—	—	—	(80)
Mobile and ancillary (1)	21	(6)	—	—	—	15
Other (2)	—	(1)	—	—	—	(1)
Total change in deferred revenues	$(257)	$(30)	$—	$—	$—	$(287)

Segment net revenues:
Console	$244	$19	$—	$—	$—	$263
PC	62	233	17	—	(9)	303
Mobile and ancillary (1)	136	21	665	—	—	822
Other (2)	11	1	—	81	—	93
Total segment net revenues	$453	$274	$682	$81	$(9)	$1,481

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At March 31, 2023	At December 31, 2022
Long-lived assets* by geographic region:
Americas	$289	$279
EMEA	102	103
Asia Pacific	21	21
Total long-lived assets by geographic region	$412	$403

*    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

9. Share-Based Payments

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2022	7,861	$58.85
Granted	—	—
Exercised	(262)	51.98
Forfeited	(89)	88.68
Expired	(25)	77.01
Outstanding stock options at March 31, 2023	7,485	$58.68	5.57	$206
Vested and expected to vest at March 31, 2023	7,415	$58.41	5.55	$206
Exercisable at March 31, 2023	6,656	$55.41	5.30	$203

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2022	13,754	$74.53
Granted	1,667	78.73
Vested	(2,796)	77.40
Forfeited	(394)	78.39
Unvested RSUs at March 31, 2023	12,231	$74.33

As of December 31, 2022 and 2021, we had recorded a share-based compensation liability related to compensation payments under our annual performance plans for 2022 and 2021, respectively, which the Company determined to settle certain amounts not yet paid in stock as opposed to cash. During the three months ended March 31, 2023 and 2022, we settled the respective share-based compensation liability by granting 1,188 thousand and 2,777 thousand RSUs, respectively, that vested during the first quarter shortly after grant. The number of shares issued was based on the Company’s closing stock price on the date of grant. The impact of this settlement was recorded in “Additional Paid-In-Capital” in our condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2023 and 2022.

At March 31, 2023, $405 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 1.35 years.

10. Other (Income) Expense, Net

Other (income) expense, net is comprised of the following (amounts in millions):

	For the Three Months Ended March 31,
	2023	2022
Interest income	$(126)	$(1)
Realized and unrealized loss (gain) on equity investment	2	(11)
Other (income) expense	2	(1)
Other (income) expense, net	$(122)	$(13)

11. Income Taxes

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

The income tax expense of $155 million for the three months ended March 31, 2023, reflects an effective tax rate of 17%, which is higher than the effective tax rate of 15% for the three months ended March 31, 2022. Our tax rate in the current quarter is higher than in the prior year due to changes in the mix of our pre-tax income between countries and an increase in the U.K. corporate tax rate that became effective in 2023.

The effective tax rate of 17% for the three months ended March 31, 2023, is lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and U.S. research and development credits.

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

12. Computation of Basic/Diluted Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Consolidated net income	$740	$395

Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	785	780
Effect of dilutive stock options and awards under the treasury stock method	7	6
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	792	786

Basic earnings per common share	$0.94	$0.51
Diluted earnings per common share	$0.93	$0.50

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

The California Civil Rights Department (formerly known as the Department of Fair Employment and Housing) (the “CRD”) filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund; that motion was denied. The CRD filed a notice of appeal of the order denying the CRD’s motion to intervene. The CRD filed its opening brief for its appeal of the Court’s order denying its motion to intervene with the United States Court of Appeals for the Ninth Circuit on May 18, 2022. On April 19, 2022, the CRD filed a second motion to intervene with the United States District Court. The CRD’s second motion to intervene was denied on June 3, 2022. On June 7, 2022, the CRD filed a notice of appeal of the order denying the CRD’s second motion to intervene with the United States Court of Appeals for the Ninth Circuit. On March 4, 2022, Jessica Gonzalez, a former Blizzard Entertainment employee, filed a motion to intervene with the United States District Court; it was denied on March 22, 2022. On May 23, 2022, Gonzalez filed a notice of appeal of the order denying her motion to intervene with the United States Court of Appeals for the Ninth Circuit. The CRD appeals and Gonzalez appeal are pending before the Ninth Circuit. Oral argument for the CRD appeals and Gonzalez appeal is scheduled for June 13, 2023.

Pending Employment-Related Matters

On July 20, 2021, the CRD filed a complaint (the “CRD Matter”) in California Superior Court, County of Los Angeles against Activision Blizzard, Blizzard Entertainment and Activision Publishing (together, the “Defendants”) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The CRD filed a First Amended Complaint in the CRD Matter on August 23, 2021. The Defendants moved to dismiss the First Amended Complaint; the motion was heard on February 15, 2022. The Defendants’ motion was denied in part and granted in part, and the CRD did not amend with respect to the granted portion. On May 6, 2022, Defendants moved for partial summary adjudication seeking to dismiss claims asserted under the Fair Employment & Housing Act, which the Court denied. Defendants filed a Petition for Peremptory Writ or Other Appropriate Relief regarding the Court’s denial of Defendants’ motion for partial summary adjudication, which was denied. Defendants appealed the denial of their writ to the California Supreme Court, which was denied. On October 27, 2022, the CRD filed a Motion for Summary Adjudication on certain of Defendants’ affirmative defenses with a hearing date scheduled for June 29, 2023; the June 29, 2023 hearing date was vacated and has not been reset. On October 28, 2022, the February 27, 2023 trial date was vacated and a new trial date will be set by the Court. Defendants were granted leave to file a cross complaint against various staffing agencies implicated in CRD’s complaint on January 20, 2023. On January 24, 2023, Cross-Defendants Creative Circle and Apex challenged the judicial assignment. On February 7, 2023, Defendants sought reassignment to the complex courts, which was denied on April 26, 2023. In addition, in January 2022, the Company’s Board of Directors received notice of an investigation by the CRD and investigatory subpoenas; on February 8, 2023, the CRD issued a letter indicating that it had decided to close this matter.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against the Company and five current or former officers. An amended complaint was filed on December 3, 2021, purportedly on behalf of a class of the Company’s shareholders who purchased stock between February 28, 2017 and November 16, 2021. In an order dated April 18, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on May 18, 2022, on behalf of shareholders who purchased stock between November 8, 2018 and November 16, 2021, which defendants moved to dismiss on June 16, 2022. In an order dated August 30, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. Plaintiff filed a third amended complaint on September 29, 2022. Defendants’ motion to dismiss the third amended complaint was filed October 31, 2022. In an order entered January 23, 2023, the Court granted defendants’ motion to dismiss the third amended complaint without leave to amend and on the same date entered judgment in accordance with that order. Plaintiffs have filed an appeal in the United States Court of Appeals for the Ninth Circuit.

Beginning on August 6, 2021, three putative shareholder derivative actions were filed in California Superior Court, County of Los Angeles, and those cases have now been consolidated in an action entitled York County on Behalf of County of York Retirement Fund v. Robert A. Kotick, et al., Case No. 21STCV28949. Another related putative shareholder derivative action, entitled Lesley Warren Savage v. Robert A. Kotick, et al., Case No. 22STCV17478, was filed in California Superior Court, County of Los Angeles on May 23, 2022. These related shareholder derivative actions in California Superior Court are currently stayed. On November 15, 2021, a putative shareholder derivative action was filed in the United States District Court, Central District of California, entitled Luke Kahnert v. Robert A. Kotick, et al., Case No. 2:21-cv-08968-PA-JEM. The putative derivative actions collectively assert claims on the Company’s behalf against a number of current or former officers, employees and directors for breach of fiduciary duty, corporate waste, unjust enrichment, misappropriation, contribution, and alleged violation of Section 14(a) of the Exchange Act based on allegations similar to those in the CRD Matter and in the securities class action. The Company is named as a nominal defendant. An amended complaint in the Kahnert case was filed on January 7, 2022 and, in an order dated May 20, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on June 1, 2022 in the Kahnert case. In an order dated September 8, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. Plaintiffs in the Kahnert case filed a third amended complaint on September 23, 2022. Defendants’ motion to dismiss the third amended complaint in the Kahnert case was filed October 24, 2022. In an order dated January 17, 2023, the Court granted defendants’ motion to dismiss the third amended complaint without leave to amend and on the same date entered judgment in accordance with that order. No appeal from the order and judgment was filed and the time for doing so has passed.

We are unable to predict the impact of the above pending matters on our business, financial condition, results of operations, or liquidity at this time.

On February 3, 2023, the Company settled the previously-disclosed investigation by the SEC related to the Company’s disclosures on employment matters and related issues without admitting or denying the SEC’s findings. As part of the settlement, the Company consented to the entry of an order finding violations of Exchange Act Rule 13a-15, requiring issuers to maintain effective disclosure controls and procedures, and Exchange Act Rule 21F-17(a), providing certain whistleblower protections. The order requires the Company to cease and desist from future violations of these provisions and to pay a $35 million civil monetary penalty, which we have paid.

Legal Proceedings Regarding the Merger

Following the announcement of the proposed transaction with Microsoft, complaints were filed in the United States District Court for the Southern District of New York, the United States District Court for the Eastern District of New York, the United States District Court for the Central District of California, the United States District Court for the Eastern District of Pennsylvania and the United States District Court for the District of Delaware against the Company and its directors: Stein v. Activision Blizzard, Inc. et al., No. 1:22-cv-01560 (S.D.N.Y.); Perry v. Activision Blizzard, Inc. et al., No. 1:22-cv-02074 (S.D.N.Y.); Whitfield v. Activision Blizzard, Inc. et al., 2:22-cv-01182 (E.D.N.Y.); Lande v. Activision Blizzard, Inc. et al., No. 1:22-cv-01267 (E.D.N.Y.); Watson v. Activision Blizzard, Inc. et al., No. 2:22-cv-01268 (C.D. Cal.); Rubin v. Activision Blizzard, Inc. et al., No. 2:22-cv-01343 (C.D. Cal.); Baker v. Activision Blizzard, Inc. et al., No. 2:22cv-00875 (E.D. Pa.); and David v. Activision Blizzard, Inc. et al., No. 1:22-cv-00339 (D. Del.). The complaints each assert violations of Section 14(a) and Section 20(a) of the Exchange Act and allege that the preliminary proxy statement filed in connection with the proposed transaction with Microsoft omitted certain purportedly material information which rendered the preliminary proxy statement incomplete and misleading. Specifically, the complaints allege that the preliminary proxy statement failed to disclose material information regarding the sales process, the Company’s projections and the financial analyses of the Company’s financial advisor. The complaints sought, among other things, an order to enjoin the transaction unless additional disclosures were issued; and, if the transaction closes, damages. The Watson complaint also alleges that the Company’s directors entered into the transaction for self-interested reasons, including receipt of personal benefits in the transaction. All of the complaints have been voluntarily dismissed.

Following the announcement of the proposed transaction with Microsoft, the Company also received several demand letters from purported stockholders and two lawsuits, Sjunde AP-Fonden v. Activision Blizzard, Inc., No. 2022-0281-KSJM (Del. Ch.) and New York City Employees’ Retirement System et al. v. Activision Blizzard, Inc., No. 2022-0365-KSJM (Del. Ch.) (together, the “220 Complaints”), for books and records pursuant to 8 Del. C. § 220. Among other things, the demand letters and the 220 Complaints seek to investigate purported breaches of fiduciary duty related to the proposed transaction with Microsoft. Specifically, the demands seek to investigate Mr. Kotick’s role in the proposed transaction with Microsoft with one of the demands alleging that Mr. Kotick’s position at the Company was at risk given workplace issues and he chose to pursue a transaction rather than resign. Such demand further alleges that Mr. Kotick agreed to a price range without authorization from our Board of Directors and that our Board of Directors allowed Mr. Kotick to control the transaction process. Such demand also alleges that the transaction price is inadequate because Microsoft’s opportunistic offer took advantage of the Company’s purportedly depressed stock price and that management may have attempted to validate the consideration through downward adjustments to the Company’s long-range plan.

On November 3, 2022 a lawsuit captioned, Sjunde AP-Fonden v. Activision Blizzard, Inc. et al., C.A. No. 2022-1001-CM (Del. Ch.) was filed under seal in the Court of Chancery of the State of Delaware on behalf of a class of stockholders of the Company. The complaint names the Company, our directors, Microsoft and Merger Sub as defendants. The complaint alleges that the director defendants breached their fiduciary duty in connection with the initiation, timing, negotiation, approval and disclosure of the Merger. The complaint also alleges that the Merger was not approved in compliance with the requirements of 8 Del. C. § 251, and seeks a declaration that the Merger would be invalid if consummated. The complaint also asserts a claim against Microsoft and Merger Sub for aiding and abetting the purported breaches of fiduciary duty and conspiring with the director defendants in those breaches. On January 25, 2023, an amended complaint was filed in the Sjunde AP-Fonden action. On March 24, 2023, Activision Blizzard filed a motion to stay the action, which will be heard on May 16, 2023. On May 1, 2023, Plaintiff filed a motion for limited expedited proceedings and a motion for a preliminary injunction to enjoin defendants from amending, extending or waiving the termination date until the purported 8 Del. C. § 251 issues are addressed. The motion for limited expedited proceedings will be heard on May 16, 2023.

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

On April 26, 2023, the United Kingdom Competition and Markets Authority ("CMA") announced a decision to block the merger, stating that competition concerns arose in relation to cloud gaming and that Microsoft’s remedies addressing any concerns in cloud gaming were not sufficient. Microsoft has announced its decision to appeal the CMA’s ruling, and Activision Blizzard intends to fully support Microsoft’s efforts on this appeal.

We are unable to predict the impact of the above pending matters on our business, financial condition, results of operations, or liquidity at this time.

The Company has received voluntary requests for information from the SEC and a grand jury subpoena from the United States Department of Justice related to their respective investigations into trading by third parties—including persons known to the Company’s CEO—in securities prior to the announcement of the proposed transaction with Microsoft. The Company has fully cooperated with these investigations.

Commitments and Obligations

Subsequent to March 31, 2023, we entered into certain agreements under which we have future minimum commitments of approximately $1.4 billion. The commitments relate primarily to advertising and hosting services which comprise approximately 60% and 40%, respectively, of the total future minimum commitments. Payments of these commitments will be made over the next three years.

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

Merger Agreement

On January 18, 2022, we entered into an Agreement and Plan of Merger Agreement (“the Merger Agreement”) with Microsoft Corporation (“Microsoft”) and Anchorage Merger Sub Inc. (“Merger Sub”) a wholly owned subsidiary of Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft agreed to acquire the Company for $95.00 per issued and outstanding share of our common stock, par value $0.000001 per share, in an all-cash transaction. Pursuant to the terms of the Merger Agreement, our acquisition will be accomplished through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

If the Merger Agreement is terminated under certain specified circumstances, we or Microsoft will be required to pay a termination fee. We will be required to pay Microsoft a termination fee of approximately $2.27 billion under specified circumstances, including termination of the Merger Agreement due to our material breach of representations, warranties, covenants or agreements in the Merger Agreement. Microsoft will be required to pay us a reverse termination fee under specified circumstances, including termination of the Merger Agreement due to a permanent injunction arising from Antitrust Laws (as defined in the Merger Agreement) when we are not then in material breach of any provision of the Merger Agreement and if certain other conditions are met, in an amount equal to $3.0 billion if the termination notice is provided at any time after April 18, 2023.

For additional information related to the Merger Agreement, please refer to Part I, Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2022, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

On December 8, 2022, the United States Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18 and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. For more information regarding the FTC complaint regarding the pending Merger, see Note 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 26, 2023, the United Kingdom Competition and Markets Authority ("CMA") announced a decision to block the Merger, stating that competition concerns arose in relation to cloud gaming and that Microsoft’s remedies addressing any concerns in cloud gaming were not sufficient. Microsoft has announced its decision to appeal the CMA’s ruling, and Activision Blizzard intends to fully support Microsoft’s efforts on this appeal. The parties continue to fully engage with other regulators reviewing the transaction to obtain required regulatory approvals.

Employment Matters

We are subject to legal proceedings regarding our workplace and are experiencing adverse effects related to these proceedings and to concerns raised about our workplace. For information about these matters, see Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Business Results and Highlights

Financial Results

For the three months ended March 31, 2023:

•consolidated net revenues increased 35% to $2.4 billion and consolidated operating income increased 67% to $800 million, as compared to consolidated net revenues of $1.8 billion and consolidated operating income of $479 million in 2022;

•diluted earnings per common share increased 86% to $0.93, as compared to $0.50 in 2022; and

•cash flows from operating activities were approximately $577 million, a decrease of 10%, as compared to $642 million in 2022.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended March 31, 2023, include a net effect of $528 million and $471 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

The percentages of our consolidated net revenues from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Three Months Ended March 31,
	2023	2022
Point-in-time (1)	9%	9%
Over-time and other (2)	91%	91%

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Net bookings	$1,855	$1,481	$374
In-game net bookings	$1,289	$1,011	$278

Net bookings

The increase in net bookings for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to:

•a $169 million increase in Blizzard net bookings, driven by higher net bookings from (1) Diablo Immortal and (2) Overwatch 2;

•a $127 million increase in Activision net bookings, driven by higher net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard, partially offset by lower net bookings from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War; and

•a $57 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise.

In-game net bookings

The increase in in-game net bookings for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to:

•a $150 million increase in Blizzard in-game net bookings, driven by in-game net bookings from (1) Diablo Immortal and (2) Overwatch 2;

•a $66 million increase in King in-game net bookings, driven by the Candy Crush franchise; and

•a $63 million increase in Activision in-game net bookings, driven by higher in-game net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

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

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Activision	98	111	97	94	100
Blizzard	27	45	31	27	22
King	243	233	240	240	250
Total	368	389	368	361	372

Average MAUs decreased by 21 million or 5% for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022. The decrease was primarily due to lower average MAUs for (1) Blizzard, driven by lower average MAUs for Overwatch 2, and (2) Activision, driven by lower average MAUs for the Call of Duty franchise. These decreases were partially offset by an increase in average MAUs for King, driven by the Candy Crush franchise.

Average MAUs for the three months ended March 31, 2023, were comparable to the three months ended March 31, 2022, as higher average MAUs for Blizzard, driven by the launch of Overwatch 2, was largely offset by lower average MAUs for King, driven by decreases in non-Candy Crush franchise titles.

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

In addition to investing in new content for our games, with the aim of releasing such content more frequently, we are continually exploring additional ways to expand our franchises and games. In recent years we have expanded the Call of Duty franchise with Call of Duty: Warzone and Call of Duty Mobile, as well as bringing Diablo content to mobile for the first time with Diablo Immortal. We have similar plans to bring the Warcraft franchise to mobile with Warcraft Arclight Rumble™, which is currently in development. Our collaborative arrangements for our professional esports leagues (i.e., the Overwatch League and the Call of Duty League) continue to face headwinds which are negatively impacting the operations and, potentially, the longevity of the leagues under the current business model. We continue to work to address these challenges, which could result in significant costs, and such efforts may prove unsuccessful.

Overall, we expect that our most popular franchises will continue to produce a disproportionately high percentage of our revenues and profits in the near future. Accordingly, our ability to maintain these franchises and to successfully compete against the wide range of competitive titles available in the industry could significantly impact our performance.

Recurring Revenue Business Models

Increased consumer online connectivity has allowed us to offer players new investment opportunities and to shift our business further towards a more consistently recurring and year-round model through our live services. While our business does continue to experience some periods of “seasonality,” driven primarily by the timing of our new premium full game releases, our in-game content and free-to-play offerings allow our players to access and invest in new content throughout the year. This incremental content not only provides additional high-margin revenues, but it can also increase player engagement.

Increased Competition for Talent

We believe that our continued success and growth is directly related to our ability to attract, retain, and develop top talent. We have seen increased competition in the market for talent and expect the competitive environment to continue at least in the short term. We have experienced challenges in both the retention of our existing talent and attraction of new talent, but we have also more recently seen increasingly positive trends in these areas, which have continued into the current year.

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended March 31,
	2023		2022
Net revenues
Product sales	$695	29%	$386	22%
In-game, subscription, and other revenues	1,688	71	1,382	78
Total net revenues	2,383	100	1,768	100

Costs and expenses
Cost of revenues—product sales:
Product costs	136	20	91	24
Software royalties and amortization	101	15	81	21
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	363	22	288	21
Software royalties and amortization	65	4	19	1
Product development	402	17	346	20
Sales and marketing	278	12	252	14
General and administrative	238	10	212	12
Total costs and expenses	1,583	66	1,289	73

Operating income	800	34	479	27

Interest expense from debt	27	1	27	2
Other (income) expense, net	(122)	(5)	(13)	(1)
Income before income tax expense	895	38	465	26
Income tax expense	155	7	70	4
Net income	$740	31%	$395	22%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended March 31,
	2023	2022	Increase (Decrease)	% Change
Consolidated net revenues	$2,383	$1,768	$615	35%
In-game net revenues (1)	$1,430	$1,134	$296	26%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Consolidated net revenues

The increase in consolidated net revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily driven by an increase in revenues of $734 million due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo Immortal;

•World of Warcraft;

•Overwatch 2; and

•the Candy Crush franchise.

This increase was partially offset by a decrease in revenues of $98 million due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

In-game net revenues

The increase in in-game net revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily driven by an increase in in-game net revenues of $369 million due to higher in-game net revenues from:

•Diablo Immortal;

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Overwatch 2; and

•the Candy Crush franchise.

This increase was partially offset by a decrease in in-game net revenues of $80 million due to lower in-game net revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $66 million on our consolidated net revenues for the three months ended March 31, 2023, as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Operating Segment Results

We have three reportable segments—Activision, Blizzard, and King. Our operating segments are consistent with the manner in which our operations are reviewed and managed by our Chief Executive Officer, who is our chief operating decision maker (“CODM”). The CODM reviews segment performance exclusive of: the impact of the change in deferred revenues and related cost of revenues with respect to certain of our online-enabled games; share-based compensation expense (including liability awards accounted for under ASC 718); amortization of intangible assets as a result of purchase price accounting; fees and other expenses (including legal fees, expenses, and accruals) related to acquisitions, associated integration activities, and financings; certain restructuring and related costs; certain partnership wind down and related costs; and certain other non-cash charges. The CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Our operating segments are also consistent with our internal organizational structure, the way we assess operating performance and allocate resources, and the availability of separate financial information. We do not aggregate operating segments.

Information on the reportable segment net revenues and segment operating income is presented below (amounts in millions):

	For the Three Months Ended March 31, 2023				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$580	$435	$739	$1,754	$127	$170	$57	$354
Intersegment net revenues (1)	—	8	—	8	—	(1)	—	(1)
Segment net revenues	$580	$443	$739	$1,762	$127	$169	$57	$353

Segment operating income	$179	$56	$241	$476	$120	$3	$(2)	$121

	For the Three Months Ended March 31, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$453	$265	$682	$1,400
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$453	$274	$682	$1,409

Segment operating income	$59	$53	$243	$355

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended March 31,
	2023	2022
Reconciliation to consolidated net revenues:
Segment net revenues	$1,762	$1,409
Revenues from non-reportable segments (1)	101	81
Net effect from recognition (deferral) of deferred net revenues (2)	528	287
Elimination of intersegment revenues (3)	(8)	(9)
Consolidated net revenues	$2,383	$1,768

Reconciliation to consolidated income before income tax expense:
Segment operating income	$476	$355
Operating income (loss) from non-reportable segments (1)	6	19
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	471	235
Share-based compensation expense (4)	(124)	(98)
Amortization of intangible assets (5)	(4)	(2)
Restructuring and related costs (6)	—	2
Partnership wind down and related costs (7)	(4)	—
Merger and acquisition-related fees and other expenses (8)	(21)	(32)
Consolidated operating income	800	479
Interest expense from debt	27	27
Other (income) expense, net	(122)	(13)
Consolidated income before income tax expense	$895	$465

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

(6)Reflects restructuring initiatives.

(7)Reflects expenses related to the wind down of our partnership with NetEase, Inc. in Mainland China in regards to licenses covering the publication of several Blizzard titles which expired in January 2023.

(8)Reflects fees and other expenses related to our proposed transaction with Microsoft, which primarily consist of legal and advisory fees.

Segment Results

Activision

The increase in Activision’s segment net revenues and operating income for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher revenues from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard, partially offset by a decrease in revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War. Additionally, segment operating income also benefited from lower sales and marketing costs for Call of Duty: Mobile. Higher product development costs due to expanded development teams was offset by higher capitalization of development costs.

The increase in segment operating income was partially offset by higher cost of revenues from the Call of Duty franchise.

Blizzard

The increase in Blizzard’s segment net revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher revenues from:

•Diablo Immortal;

•Overwatch 2; and

•World of Warcraft.

Despite the increase in segment net revenues, Blizzard’s segment operating income for three months ended March 31, 2023 was comparable to the three months ended March 31, 2022, primarily due to:

•higher cost of revenues, primarily from Overwatch 2 and Diablo Immortal;

•higher product development costs due to expanded development teams; and

•higher sales and marketing costs, primarily for the upcoming release of Diablo IV.

King

The increase in King’s segment net revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

Despite the increase in segment net revenues, King’s segment operating income for the three months ended March 31, 2023, was comparable to the three months ended March 31, 2022, primarily due to:

•higher sales and marketing costs, primarily for the Candy Crush franchise; and

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $42 million on Activision Blizzard’s segment net revenues for the three months ended March 31, 2023 as compared to the same period in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended March 31,
	2023	2022	Increase/ (decrease)	% Change
Net revenues by distribution channel:
Digital online channels (1)	$2,157	$1,589	$568	36%
Retail channels	104	85	19	22
Other (2)	122	94	28	30
Total consolidated net revenues	$2,383	$1,768	$615	35

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo Immortal;

•World of Warcraft;

•Overwatch 2; and

•the Candy Crush franchise.

This increase was partially offset by lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Retail Channel Net Revenues

The increase in net revenues from retail channels for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher revenues from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Three Months Ended March 31,
	2023	2022	Increase/ (decrease)	% Change
Net revenues by platform:
Console	$639	$484	$155	32%
PC	666	383	283	74
Mobile and ancillary (1)	956	807	149	18
Other (2)	122	94	28	30
Total consolidated net revenues	$2,383	$1,768	$615	35

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Console

The increase in net revenues from the console platform for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard; and

•Overwatch 2.

The increase was partially offset by a decrease in net revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

PC

The increase in net revenues from the PC platform for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the same drivers and offsets noted above for the console platform, along with higher revenues from World of Warcraft and Diablo Immortal.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher revenues from:

•Diablo Immortal; and

•the Candy Crush franchise.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended March 31, 2023	% of associated net revenues	Three Months Ended March 31, 2022	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$136	20%	$91	24%	$45
Software royalties and amortization	101	15	81	21	20
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	363	22	288	21	75
Software royalties and amortization	65	4	19	1	46
Total cost of revenues	$665	28%	$479	27%	$186

Cost of Revenues—Product Sales:

The increase in product costs for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was driven by:

•a $31 million increase in product costs for our Distribution business due to higher revenues; and

•a $23 million increase in product costs from Activision, driven by higher product costs for Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard due to higher revenues.

The increase in software royalties and amortization related to product sales for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $13 million increase in software amortization and royalties from Activision, driven by higher software amortization and royalties from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

Cost of Revenues—In-game, Subscription, and Other:

The increase in game operations and distribution costs for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $70 million increase in service provider fees, primarily digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), as a result of higher revenues.

The increase in software royalties and amortization related to in-game, subscription, and other for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was primarily due to a $39 million increase in software amortization and royalties from Blizzard, driven by Overwatch 2 and Diablo Immortal.

Product Development (amounts in millions)

	March 31, 2023	% of consolidated net revenues	March 31, 2022	% of consolidated net revenues	Increase (Decrease)
Product development	$402	17%	$346	20%	$56

The increase in product development costs for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was driven by a $79 million increase in development spending primarily due to expanded development teams, partially offset by higher capitalization of development costs of $23 million.

Sales and Marketing (amounts in millions)

	March 31, 2023	% of consolidated net revenues	March 31, 2022	% of consolidated net revenues	Increase (Decrease)
Sales and marketing	$278	12%	$252	14%	$26

The increase in sales and marketing expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to higher marketing spending for the Candy Crush franchise and our upcoming release of Diablo IV, partially offset by lower marketing spending for Call of Duty: Mobile.

General and Administrative (amounts in millions)

	March 31, 2023	% of consolidated net revenues	March 31, 2022	% of consolidated net revenues	Increase (Decrease)
General and administrative	$238	10%	$212	12%	$26

The increase in general and administrative expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in personnel costs.

Interest Expense from Debt (amounts in millions)

	March 31, 2023	% of consolidated net revenues	March 31, 2022	% of consolidated net revenues	Increase (Decrease)
Interest expense from debt	$27	1%	$27	2%	$—

Interest expense from debt for the three months ended March 31, 2023 was comparable to March 31, 2022.

Other (Income) Expense, Net (amounts in millions)

	March 31, 2023	% of consolidated net revenues	March 31, 2022	% of consolidated net revenues	Decrease (Increase)
Other (income) expense, net	$(122)	(5)%	$(13)	(1)%	$(109)

The increase in other (income) expense, net, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $125 million increase in interest income due to higher market interest rate yields compared to the prior year.

Income Tax Expense (amounts in millions)

	March 31, 2023	% of Pretax income	March 31, 2022	% of Pretax income	Increase (Decrease)
Income tax expense	$155	17%	$70	15%	$85

The income tax expense of $155 million for the three months ended March 31, 2023 reflects an effective tax rate of 17%, which is higher than the effective tax rate of 15% for the three months ended March 31, 2022. Our tax rate in the current quarter is higher than in the prior year due to changes in the mix of our pre-tax income between countries and an increase in the U.K. corporate tax rate that became effective in 2023.

The effective tax rate of 17% for the three months ended March 31, 2023, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower rates and research and development credits.

The overall effective income tax rate in future periods will depend on a variety of factors, such as changes in pre-tax income or loss by jurisdiction, applicable accounting rules, applicable tax laws and regulations, and rulings and interpretations thereof, developments in tax audits and other matters, and variations in the estimated and actual level of annual pre-tax income or loss.

Other information about our income taxes is provided in Note 11 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows. We believe these operating cash flows, in combination with our existing balance of cash and cash equivalents and short-term investments of $12.6 billion, will be sufficient to finance our operational and financing requirements for the next 12 months and beyond. Our primary sources of liquidity include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities. Our material cash requirements include operating expenses, potential dividend payments and share repurchases, scheduled debt maturities (the next of which is in 2026), capital expenditures and other commitments, as discussed below.

As of March 31, 2023, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.0 billion, as compared to $4.6 billion as of December 31, 2022. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	March 31, 2023	December 31, 2022	Increase (Decrease)
Cash and cash equivalents	$9,236	$7,060	$2,176
Short-term investments	3,350	5,005	(1,655)
	$12,586	$12,065	$521
Percentage of total assets	46%	44%

	For the Three Months Ended March 31,
	2023	2022	Increase (Decrease)
Net cash provided by operating activities	$577	$642	$(65)
Net cash provided by investing activities	1,663	7	1,656
Net cash used in financing activities	(71)	(97)	26
Effect of foreign exchange rate changes	8	(10)	18
Net increase in cash and cash equivalents and restricted cash	$2,177	$542	$1,635

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

Net cash provided by operating activities for the three months ended March 31, 2023, was $577 million, as compared to $642 million for the three months ended March 31, 2022. The decrease was primarily due to cash flows generated as a result of higher net income were offset by unfavorable working capital changes in accrued expenses and other liabilities, including a higher portion of our 2022 annual incentive compensation plans settled in cash instead of equity, and timing of settlements for accounts payable.

Net Cash Provided by Investing Activities

The primary drivers of net cash flows associated with investing activities typically include purchases and sales of investments, capital expenditures, and cash used for acquisitions.

Net cash provided by investing activities for the three months ended March 31, 2023, was $1.7 billion, as compared to $7 million for the three months ended March 31, 2022. The increase was primarily due to proceeds received from the maturity of $1.7 billion of held-to-maturity investments during the three months ended March 31, 2023 with no similar activity in the prior year.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the three months ended March 31, 2023, was $71 million, as compared to $97 million for the three months ended March 31, 2022. The decrease was primarily due to $29 million lower tax payments relating to net share settlements on restricted stock units.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $8 million on our cash and cash equivalents for the three months ended March 31, 2023 as compared to a negative impact of $10 million for the three months ended March 31, 2022. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both March 31, 2023 and December 31, 2022, our total gross unsecured senior notes outstanding was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At March 31, 2023	At December 31, 2022
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(39)	(39)
Total net carrying amount	$3,611	$3,611

Refer to Note 6 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Capital Expenditures

We made capital expenditures of $37 million during the three months ended March 31, 2023, as compared to $15 million during the three months ended March 31, 2022. In 2023, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Commitments

Refer to Note 13 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding updates to our commitments.

Off-Balance Sheet Arrangements

At each of March 31, 2023 and December 31, 2022, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the three months ended March 31, 2023, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for a more complete discussion of our critical accounting policies and estimates.

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

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

Refer to Note 4 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding our foreign currency forward contracts.

In the absence of hedging activities for the three months ended March 31, 2023, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $41 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At March 31, 2023, our cash and cash equivalents were comprised primarily of money market funds and we had approximately $3.3 billion invested in securities classified as held-to-maturity investments which have fixed interest yields and will mature over the next six months.

As of March 31, 2023, based on the composition of our investment portfolio, material movements (higher or lower) of short-term interest rates by the U.S. Federal Reserve can have a material impact on our future interest income.

Item 4.    Controls and Procedures

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2023, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at March 31, 2023, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Refer to Note 13 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our legal proceedings.

Item 1A. Risk Factors

Various risks associated with our business are described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in the 2022 Form 10-K, any of which could materially affect our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity, or stock price.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Activision Blizzard, Inc., dated June 5, 2014 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed June 6, 2014).

3.2	Fifth Amended and Restated Bylaws of Activision Blizzard, Inc., adopted as of January 17, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed January 19, 2022).

10.1*	Extension Amendment to Employment Agreement entered into as of April 25, 2023, between Activision Blizzard, Inc. and Robert A. Kotick.

31.1	Certification of Robert A. Kotick pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Armin Zerza pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Robert A. Kotick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Armin Zerza pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan, contract or arrangement in which a director or executive officer of the Company participates.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 4, 2023

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Deputy Chief Financial Officer and Comptroller, and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.