Form 10-Q
period 2023-06-30
Activision Blizzard, Inc.
filed 2023-07-31
CIK 718877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding at July 24, 2023 was 786,798,320.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains, or incorporates by reference, statements reflecting our views about our future performance that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and include, but are not limited to: (1) projections of revenues, expenses, income or loss, earnings or loss per share, cash flow, or other financial items; (2) statements of our plans and objectives, including those related to releases of products, services, features, or other content; (3) statements of future financial or operating performance, including the impact of tax items thereon; (4) statements regarding the proposed transaction between Activision Blizzard, Inc. (“Activision Blizzard”) and Microsoft Corporation (“Microsoft”) pursuant to the Agreement and Plan of Merger, dated as of January 18, 2022, by and among Activision Blizzard, Microsoft, and Anchorage Merger Sub Inc., a wholly owned subsidiary of Microsoft (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement,” and such transaction, “the proposed transaction with Microsoft”), including any statements regarding the expected timetable for completing the proposed transaction with Microsoft, the ability to complete the proposed transaction with Microsoft, and the expected benefits of the proposed transaction with Microsoft; (5) statements regarding our goal of becoming the model workplace in our industry and our related transformational goals; (6) statements regarding potential termination fees payable in connection with the Overwatch League; and (7) statements of assumptions underlying such statements. Activision Blizzard generally uses words such as “outlook,” “forecast,” “will,” “could,” “should,” “would,” “to be,” “plan,” “aims,” “believes,” “may,” “might,” “expects,” “intends,” “seeks,” “anticipates,” “estimate,” “future,” “positioned,” “potential,” “project,” “remain,” “scheduled,” “set to,” “subject to,” “upcoming,” and the negative version of these words and other similar words and expressions to help identify forward-looking statements. Forward-looking statements are subject to business and economic risks, reflect management’s current expectations, estimates, and projections about our business, and are inherently uncertain and difficult to predict.

We caution that a number of important factors, many of which are beyond our control, could cause our actual future results and other future circumstances to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to: the risk that the proposed transaction with Microsoft may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; the failure to satisfy the conditions to the consummation of the proposed transaction with Microsoft, including the receipt of certain governmental and regulatory approvals (which may or may not be received on a timely basis or at all); the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement; the effect of the announcement or pendency of the proposed transaction with Microsoft on our business relationships, operating results, and business generally; risks that the proposed transaction with Microsoft disrupts our current plans and operations and potential difficulties in employee retention and recruitment as a result of the proposed transaction with Microsoft; risks related to diverting management’s attention from ongoing business operations; the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement or the transactions contemplated thereby; restrictions during the pendency of the proposed transaction with Microsoft that may impact our ability to pursue certain business opportunities or strategic transactions; uncertainty about current and future economic conditions and other adverse changes in general political conditions in any of the major countries in which we do business; decline in demand for our products and services if general economic conditions decline; fluctuations in currency exchange rates; our ability to deliver popular, high-quality content in a timely manner; negative impacts on our business resulting from concerns regarding our workplace, including associated legal proceedings; our ability to attract, retain, and motivate skilled personnel; future impacts from COVID-19; the level of demand for our games and products; our ability to meet customer expectations with respect to our brands, games, services, and/or business practices; competition; our reliance on a relatively small number of franchises for a significant portion of our revenues and profits; negative impacts from the results of collective bargaining, legal proceedings related to unionization, or campaigns by unions directed at our workforce; our ability to adapt to rapid technological change, such as developments in artificial intelligence, and allocate our resources accordingly; the increasing importance of digital sales and the risks of that business model; our ability to effectively manage the scope and complexity of our business, including risks related to our professional esports business model; our reliance on third-party platforms, which are also our competitors, for the distribution of products; our dependence on the success and availability of video game consoles manufactured by third parties and our ability to develop commercially successful products for these consoles; the increasing importance of free-to-play games and the risks of that business model; the risks and uncertainties of conducting business outside the United States (the “U.S.”), including the need for regulatory approval to operate, the relatively weaker protection for our intellectual property rights, and the impact of cultural differences on consumer preferences; insolvency or business failure of any of our business partners; the importance of retail sales to our business and the risks of that business model; any difficulties in integrating acquired businesses or realizing the anticipated benefits of strategic transactions; seasonality in the sale of our products; fluctuation in our recurring business; the risk of distributors, retailers, development, and licensing partners or other third parties being unable to honor their commitments or otherwise putting our brand at risk; our reliance on tools and technologies owned by third parties; our use of open source software; risks associated with undisclosed content or features in our games; the impact of objectionable consumer- or other third-party-created content on our operating results or reputation; outages, disruptions, or degradations in our services, products, and/or technological infrastructure; cybersecurity-related attacks, significant data breaches, fraudulent activity, or disruption of our information technology systems or networks; significant disruption during our live events; catastrophic events; climate change; provisions in our corporate documents and Delaware state law that could delay or prevent a change of control; other legal proceedings; increasing regulation in key territories over our business, products, and distribution; changes in government regulation relating to the Internet; our compliance with evolving data privacy laws and regulations; scrutiny regarding the appropriateness of the content in our games and our ability to receive target ratings for certain titles; changes in tax rates and/or tax laws and exposure to additional tax liabilities; changes in financial accounting standards or the application of existing or future standards as our business evolves; and the other factors included in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share data)

	At June 30, 2023	At December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,770	$7,060
Held-to-maturity investments	2,314	4,932
Accounts receivable, net	1,035	1,204
Software development	762	640
Other current assets	615	633
Total current assets	15,496	14,469
Software development	684	641
Property and equipment, net	204	193
Deferred income taxes, net	1,289	1,201
Other assets	479	508
Intangible assets, net	437	442
Goodwill	9,929	9,929
Total assets	$28,518	$27,383

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$225	$324
Deferred revenues	1,877	2,088
Accrued expenses and other liabilities	1,220	1,143
Total current liabilities	3,322	3,555
Long-term debt, net	3,612	3,611
Deferred income taxes, net	32	158
Other liabilities	759	816
Total liabilities	7,725	8,140
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.000001 par value, 2,400,000,000 shares authorized, 1,215,320,701 and 1,212,894,055 shares issued at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	12,489	12,260
Less: Treasury stock, at cost, 428,676,471 shares at June 30, 2023 and December 31, 2022	(5,563)	(5,563)
Retained earnings	14,498	13,171
Accumulated other comprehensive loss	(631)	(625)
Total shareholders’ equity	20,793	19,243
Total liabilities and shareholders’ equity	$28,518	$27,383

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Product sales	$520	$304	$1,215	$690
In-game, subscription, and other revenues	1,687	1,340	3,375	2,722
Total net revenues	2,207	1,644	4,590	3,412

Costs and expenses
Cost of revenues—product sales:
Product costs	116	80	252	172
Software royalties and amortization	105	63	207	144
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	373	317	736	605
Software royalties and amortization	62	25	126	43
Product development	405	311	807	658
Sales and marketing	333	263	611	514
General and administrative	230	247	468	459
Total costs and expenses	1,624	1,306	3,207	2,595

Operating income	583	338	1,383	817

Interest expense from debt	27	27	54	54
Other (income) expense, net (Note 10)	(168)	(10)	(290)	(23)
Income before income tax expense	724	321	1,619	786

Income tax expense	137	41	291	111

Net income	$587	$280	$1,328	$675

Earnings per common share
Basic	$0.75	$0.36	$1.69	$0.86
Diluted	$0.74	$0.36	$1.67	$0.86

Weighted-average number of shares outstanding
Basic	786	782	785	781
Diluted	794	788	793	787

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$587	$280	$1,328	$675
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	6	(23)	14	(27)
Unrealized gains (losses) on forward contracts designated as hedges, net of tax	(8)	14	(20)	9
Unrealized gains (losses) on available-for-sale securities, net of tax	—	4	—	5
Total other comprehensive (loss) income	$(2)	$(5)	$(6)	$(13)
Comprehensive income	$585	$275	$1,322	$662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in millions)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,328	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(208)	(137)
Non-cash operating lease cost	42	37
Depreciation and amortization	38	49
Amortization of capitalized software development costs (1)	212	133
Share-based compensation expense (2)	226	199
Other	(77)	(27)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	173	394
Software development	(382)	(290)
Other assets	21	61
Deferred revenues	(228)	(268)
Accounts payable	(104)	(87)
Accrued expenses and other liabilities	126	101
Net cash provided by operating activities	1,167	840
Cash flows from investing activities:
Proceeds from maturities of available-for-sale investments	—	22
Proceeds from sale of available-for-sale investments	—	20
Purchases of available-for-sale investments	—	(109)
Proceeds from maturities of held-to-maturity investments	5,000	—
Purchases of held-to-maturity investments	(2,311)	—
Acquisition of business, net of cash acquired	—	(135)
Capital expenditures	(60)	(52)
Other investing activities	—	1
Net cash provided by (used in) investing activities	2,629	(253)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	25	37
Tax payment related to net share settlements on restricted stock units	(122)	(137)
Dividends paid	—	(367)
Net cash used in financing activities	(97)	(467)
Effect of foreign exchange rate changes on cash and cash equivalents	12	(48)
Net increase in cash and cash equivalents and restricted cash	3,711	72
Cash and cash equivalents and restricted cash at beginning of period	7,086	10,438
Cash and cash equivalents and restricted cash at end of period	$10,797	$10,510
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

ACTIVISION BLIZZARD, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2023
(Unaudited)
(Amounts and shares in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,213	$—	(429)	$(5,563)	$12,260	$13,171	$(625)	$19,243
Components of comprehensive income:
Net income	—	—	—	—	—	740	—	740
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)
Issuance of common stock pursuant to employee stock options	—	—	—	—	14	—	—	14
Issuance of common stock pursuant to restricted stock units	3	—	—	—	—	—	—	—
Restricted stock surrendered for employees’ tax liability	(1)	—	—	—	(92)	—	—	(92)
Settlement of liability-classified awards in restricted stock units (Note 9)	—	—	—	—	93	—	—	93
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	121	—	—	121
Balance at March 31, 2023	1,215	$—	(429)	$(5,563)	$12,396	$13,911	$(629)	$20,115
Components of comprehensive income:
Net income	—	—	—	—	—	587	—	587
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	(2)
Issuance of common stock pursuant to employee stock options	—	—	—	—	11	—	—	11
Restricted stock surrendered for employees’ tax liability	—	—	—	—	(19)	—	—	(19)
Share-based compensation expense related to employee stock options and restricted stock units	—	—	—	—	101	—	—	101
Balance at June 30, 2023	1,215	$—	(429)	$(5,563)	$12,489	$14,498	$(631)	$20,793

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

Merger Agreement

On January 18, 2022, we entered into an Agreement and Plan of Merger (as may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”) with Microsoft Corporation (“Microsoft”) and Anchorage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft agreed to acquire the Company for $95.00 per issued and outstanding share of our common stock, par value $0.000001 per share, in an all-cash transaction. Pursuant to the terms of the Merger Agreement, our acquisition will be accomplished through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

On July 18, 2023, the Company, Microsoft, and Merger Sub entered into a letter agreement to the Merger Agreement (the “Letter Agreement”), pursuant to which, among other things, each of Microsoft and the Company waived any right to terminate the Merger Agreement other than (i) pursuant to mutual agreement or (ii) if the Merger has not been consummated prior to 11:59 p.m. Pacific time on October 18, 2023.

Microsoft will be required to pay us a reverse termination fee (the “Parent Termination Fee”) under certain specified circumstances. Pursuant to the Letter Agreement, if payable under the Merger Agreement on or prior to August 29, 2023, the Parent Termination Fee will be $3.0 billion, increasing to $3.5 billion if payable after August 29, 2023, and increasing to $4.5 billion if payable after September 15, 2023.

Pursuant to the Letter Agreement, Microsoft and Merger Sub waived any right to not pay the first $3.0 billion of the Parent Termination Fee, if otherwise payable pursuant to the Merger Agreement (which amount shall be payable regardless of any breach of the Merger Agreement by the Company). Pursuant to the Letter Agreement, Microsoft and Merger Sub also waived any right to not pay any portion of the Parent Termination Fee in excess of $3.0 billion, to the extent otherwise payable pursuant to the Merger Agreement:

•as a result of a breach by the Company of any representation, warranty or covenant in the Merger Agreement, whether before or after the date of the Letter Agreement, other than the willful breach by the Company of a covenant required to be performed after the date of the Letter Agreement by it that is the proximate cause of the failure of the conditions to Closing (as defined in the Merger Agreement) with respect to the expiration or termination of the applicable waiting period pursuant to, or obtaining all requisite clearances, consents and approvals pursuant to, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the antitrust and foreign investment laws of certain specified countries, without the imposition of a Burdensome Condition (as defined in the Merger Agreement); or

•in the event that Microsoft or any of its subsidiaries materially breaches the Merger Agreement after the date of the Letter Agreement.

In addition, pursuant to the Letter Agreement, among other things:

•the Company is permitted to declare and pay one regular cash dividend for fiscal year 2023 in an amount per share not in excess of $0.99, prior to and not contingent on the Closing; and

•in circumstances in which the Parent Termination Fee is payable pursuant to the Merger Agreement, effective from and after October 18, 2023, Microsoft and its Affiliates (as defined in the Merger Agreement) shall pay to the Company 100% of all proceeds or other payments for games of the Company, and the Company shall be entitled to offset any payments owed to the gaming business of Microsoft or its Affiliates pursuant to the existing agreements between the Company and Microsoft or their respective Affiliates, on a combined basis, in an amount up to $250 million for each of the 12-month periods ending December 31, 2023 and December 31, 2024.

For additional information related to the Merger Agreement, please refer to Part I Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2022, our Current Report on Form 8-K filed on July 19, 2023 regarding the Letter Agreement, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

On December 8, 2022, the United States Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18, and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. The administrative trial was scheduled to take place before an FTC administrative law judge starting August 2, 2023, but the case was removed from adjudication by the FTC on July 20, 2023, and the hearing has been stayed until further notice. On June 12, 2023, the FTC filed an action captioned Federal Trade Commission v. Microsoft, et al., Case No. 3:23-cv-02880-JSC (N.D. Cal.), in the U.S. District Court for the Northern District of California seeking an emergency temporary restraining order and a preliminary injunction that would prohibit the Company and Microsoft from closing the Merger. On July 10, 2023, the district court denied the FTC’s motion for a preliminary injunction. On July 13, 2023, the FTC filed motions with the district court and the U.S. Court of Appeals for the Ninth Circuit seeking a temporary injunction pending appeal of the district court’s ruling. The district court denied the motion on July 13, 2023, and the U.S. Court of Appeals for the Ninth Circuit denied the motion on July 14, 2023. The emergency temporary restraining order that had been issued by the district court expired on July 14, 2023. The FTC’s appeal of the district court’s denial of the preliminary injunction is pending before the U.S. Court of Appeals for the Ninth Circuit. For more information regarding the FTC complaint regarding the pending Merger, see Note 14 to these condensed consolidated financial statements.

On April 26, 2023, the United Kingdom Competition and Markets Authority (the “CMA”) announced a decision to block the Merger, stating that competition concerns arose in relation to cloud gaming and that Microsoft’s remedies addressing any concerns in cloud gaming were not sufficient. Microsoft is appealing the CMA’s ruling, and the Company has intervened in support. On July 11, 2023, the CMA announced that it had agreed with Microsoft and the Company to jointly seek a stay of the appeal from the Competition Appeal Tribunal (the “CAT”) in order to pursue a potential resolution to the CMA’s previously stated competition concerns. On July 21, 2023, the CAT formally approved the adjournment request. For more information regarding the CMA ruling regarding the pending Merger, see Note 14 to these condensed consolidated financial statements.

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

2. Held-to-Maturity Investments

The following tables summarize the Company's held-to-maturity investments (amount in millions):

	At June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. treasuries and government agency securities	$2,956	$1	$—	$2,957

	At December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value (Level 1)
U.S. treasuries and government agency securities	$4,932	$1	$(3)	$4,930

At June 30, 2023 and December 31, 2022, all contractual maturities of held-to-maturity investments were less than 12 months. As of June 30, 2023, we have $642 million of held-to-maturity investments presented in cash and cash equivalents on our condensed consolidated balance sheet as these investments are highly liquid and have original maturities of three months or less at the time of purchase.

3. Software Development

Our total capitalized software development costs were $1.4 billion and $1.3 billion as of June 30, 2023 and December 31, 2022, respectively, and primarily relate to internal development costs.

Amortization of capitalized software development costs was as follows (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of capitalized software development costs	$133	$60	$258	$139

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

Fair Value Measurements on a Recurring Basis

The table below segregates all of our financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (amounts in millions):

		Fair Value Measurements at June 30, 2023 Using
	As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$9,807	$9,807	$—	$—	Cash and cash equivalents
Equity securities	62	62	—	—	Other current assets
Foreign currency forward contracts designated as hedges	4	—	4	—	Other current assets
Total	$9,873	$9,869	$4	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(10)	$—	$(10)	$—	Accrued expenses and other liabilities

		Fair Value Measurements at December 31, 2022 Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Financial Assets:
Recurring fair value measurements:
Money market funds	$6,639	$6,639	$—	$—	Cash and cash equivalents
Equity securities	49	49	—	—	Other current assets
Foreign currency forward contracts designated as hedges	6	—	6	—	Other current assets
Total	$6,694	$6,688	$6	$—

Financial Liabilities:
Foreign currency forward contracts designated as hedges	$(6)	$—	$(6)	$—	Accrued expenses and other liabilities

Foreign Currency Forward Contracts

Foreign Currency Forward Contracts Designated as Hedges (“Cash Flow Hedges”)

The total gross notional amounts and fair values of our Cash Flow Hedges, which generally had remaining maturities of twelve months or less as of June 30, 2023, are as follows (amounts in millions):

	As of June 30, 2023		As of December 31, 2022
	Notional amount	Fair value gain (loss)	Notional amount	Fair value gain (loss)
Foreign Currency:
Buy USD, Sell EUR	$632	$(5)	$509	$—
Buy USD, Sell GBP	107	(1)	—	—
Buy USD, Sell CAD	55	(1)	—	—
Buy USD, Sell AUD	31	1	—	—

For the three and six months ended June 30, 2023 and 2022, pre-tax net realized gains (losses) associated with our Cash Flow Hedges that were reclassified out of “Accumulated other comprehensive income (loss)” and into earnings were not material.

5. Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of the fulfillment of our associated performance obligations. The aggregate of the current and non-current balances of deferred revenues as of June 30, 2023 and December 31, 2022, were $1.9 billion and $2.1 billion, respectively. For the six months ended June 30, 2023, the additions to our deferred revenues balance were primarily due to cash payments received or due in advance of satisfying our performance obligations, while the reductions to our deferred revenues balance were primarily due to the recognition of revenues upon fulfillment of our performance obligations, which were in the ordinary course of business. During the three and six months ended June 30, 2023, $1.9 billion and $0.6 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at December 31, 2022. During the three and six months ended June 30, 2022, $0.3 billion and $1.0 billion, respectively, of revenues were recognized that were included in the deferred revenues balance at December 31, 2021.

As of June 30, 2023, the aggregate amount of contracted revenues allocated to our unsatisfied performance obligations was $2.1 billion, which included our deferred revenues balances and amounts to be invoiced and recognized as revenue in future periods. We expect to recognize approximately $2.0 billion over the next 12 months, and the remainder thereafter. This balance did not include an estimate for variable consideration arising from sales-based royalty license revenue in excess of the contractual minimum guarantee or any estimated amounts of variable consideration that are subject to constraint in accordance with the revenue accounting standard.

6. Debt

Credit Facilities

As of June 30, 2023 and December 31, 2022, we had $1.5 billion available under a revolving credit facility (the “Revolver”) pursuant to a credit agreement entered into on October 11, 2013 (as amended thereafter and from time to time, the “Credit Agreement”). To date, we have not drawn on the Revolver and we were in compliance with the terms of the Credit Agreement as of June 30, 2023. The Revolver is scheduled to mature on August 24, 2023.

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding the Credit Agreement and its key terms.

Unsecured Senior Notes

As of June 30, 2023 and December 31, 2022, we had $3.7 billion of gross unsecured senior notes outstanding. A summary of our outstanding unsecured senior notes is as follows (amounts in millions):

				At June 30, 2023		At December 31, 2022
Unsecured Senior Notes	Interest Rate	Semi-Annual Interest Payments Due On	Maturity	Principal	Fair Value (Level 2)	Principal	Fair Value (Level 2)
2026 Notes	3.40%	Mar. 15 & Sept. 15	Sept. 2026	$850	$811	$850	$810
2027 Notes	3.40%	Jun. 15 & Dec. 15	Jun. 2027	400	379	400	378
2030 Notes	1.35%	Mar. 15 & Sept. 15	Sept. 2030	500	401	500	391
2047 Notes	4.50%	Jun. 15 & Dec. 15	Jun. 2047	400	369	400	353
2050 Notes	2.50%	Mar. 15 & Sept. 15	Sept. 2050	1,500	965	1,500	936
Total gross long-term debt				$3,650		$3,650
Unamortized discount and deferred financing costs				(38)		(39)
Total net carrying amount				$3,612		$3,611

We were in compliance with the terms of the notes outstanding as of June 30, 2023. Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding key terms under our indentures that govern our outstanding notes.

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (amounts in millions):

	For the Six Months Ended June 30, 2023
	Foreign currency translation adjustments	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2022	$(636)	$11	$(625)
Other comprehensive income (loss) before reclassifications	14	(3)	11
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(17)	(17)
Balance at June 30, 2023	$(622)	$(9)	$(631)

	For the Six Months Ended June 30, 2022
	Foreign currency translation adjustments	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on forward contracts	Total
Balance at December 31, 2021	$(606)	$3	$25	$(578)
Other comprehensive income (loss) before reclassifications	(27)	7	27	7
Amounts reclassified from accumulated other comprehensive income (loss) into earnings	—	(2)	(18)	(20)
Balance at June 30, 2022	$(633)	$8	$34	$(591)

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

Information on reportable segment net revenues and operating income are presented below (amounts in millions):

	Three Months Ended June 30, 2023
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$574	$1,049	$747	$2,370
Intersegment net revenues (1)	—	9	—	9
Segment net revenues	$574	$1,058	$747	$2,379

Segment operating income	$167	$409	$266	$842

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$490	$390	$684	$1,564
Intersegment net revenues (1)	—	11	—	11
Segment net revenues	$490	$401	$684	$1,575

Segment operating income	$92	$94	$271	$457

	Six Months Ended June 30, 2023
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,154	$1,484	$1,486	$4,124
Intersegment net revenues (1)	—	17	—	17
Segment net revenues	$1,154	$1,501	$1,486	$4,141

Segment operating income	$346	$466	$507	$1,319

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$943	$655	$1,366	$2,964
Intersegment net revenues (1)	—	20	—	20
Segment net revenues	$943	$675	$1,366	$2,984

Segment operating income	$151	$148	$514	$813
(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation to consolidated net revenues:
Segment net revenues	$2,379	$1,575	$4,141	$2,984
Revenues from non-reportable segments (1)	91	73	192	155
Net effect from recognition (deferral) of deferred net revenues (2)	(254)	7	274	293
Elimination of intersegment revenues (3)	(9)	(11)	(17)	(20)
Consolidated net revenues	$2,207	$1,644	$4,590	$3,412

Reconciliation to consolidated income before income tax expense:
Segment operating income	$842	$457	$1,319	$813
Operating income (loss) from non-reportable segments (1)	24	(5)	30	14
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(162)	1	308	236
Share-based compensation expense (4)	(102)	(100)	(226)	(199)
Amortization of intangible assets (5)	—	(2)	(4)	(4)
Restructuring and related costs (6)	—	3	—	5
Partnership wind down and related costs (7)	2	—	(2)	—
Merger and acquisition-related fees and other expenses (8)	(21)	(16)	(42)	(48)
Consolidated operating income	583	338	1,383	817
Interest expense from debt	27	27	54	54
Other (income) expense, net	(168)	(10)	(290)	(23)
Consolidated income before income tax expense	$724	$321	$1,619	$786

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

Net revenues by distribution channel, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Three Months Ended June 30, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$764	$510	$747	$—	$(9)	$2,012
Retail channels	75	6	—	—	—	81
Other (2)	5	11	—	98	—	114
Total consolidated net revenues	$844	$527	$747	$98	$(9)	$2,207

Change in deferred revenues:
Digital online channels (1)	$(208)	$490	$—	$—	$—	$282
Retail channels	(62)	41	—	—	—	(21)
Other (2)	—	—	—	(7)	—	(7)
Total change in deferred revenues	$(270)	$531	$—	$(7)	$—	$254

Segment net revenues:
Digital online channels (1)	$556	$1,000	$747	$—	$(9)	$2,294
Retail channels	13	47	—	—	—	60
Other (2)	5	11	—	91	—	107
Total segment net revenues	$574	$1,058	$747	$91	$(9)	$2,461

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$527	$273	$685	$—	$(11)	$1,474
Retail channels	62	3	—	—	—	65
Other (2)	11	20	—	74	—	105
Total consolidated net revenues	$600	$296	$685	$74	$(11)	$1,644

Change in deferred revenues:
Digital online channels (1)	$(59)	$104	$(1)	$—	$—	$44
Retail channels	(51)	1	—	—	—	(50)
Other (2)	—	—	—	(1)	—	(1)
Total change in deferred revenues	$(110)	$105	$(1)	$(1)	$—	$(7)

Segment net revenues:
Digital online channels (1)	$468	$377	$684	$—	$(11)	$1,518
Retail channels	11	4	—	—	—	15
Other (2)	11	20	—	73	—	104
Total segment net revenues	$490	$401	$684	$73	$(11)	$1,637

	Six Months Ended June 30, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,666	$1,034	$1,485	$—	$(17)	$4,168
Retail channels	177	8	—	—	—	185
Other (2)	11	15	—	211	—	237
Total consolidated net revenues	$1,854	$1,057	$1,485	$211	$(17)	$4,590

Change in deferred revenues:
Digital online channels (1)	$(570)	$404	$1	$—	$—	$(165)
Retail channels	(130)	40	—	—	—	(90)
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$(700)	$444	$1	$(19)	$—	$(274)

Segment net revenues:
Digital online channels (1)	$1,096	$1,438	$1,486	$—	$(17)	$4,003
Retail channels	47	48	—	—	—	95
Other (2)	11	15	—	192	—	218
Total segment net revenues	$1,154	$1,501	$1,486	$192	$(17)	$4,316

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by distribution channel:
Digital online channels (1)	$1,142	$574	$1,367	$—	$(20)	$3,063
Retail channels	146	5	—	—	—	151
Other (2)	22	22	—	154	—	198
Total consolidated net revenues	$1,310	$601	$1,367	$154	$(20)	$3,412

Change in deferred revenues:
Digital online channels (1)	$(250)	$73	$(1)	$—	$—	$(178)
Retail channels	(117)	2	—	—	—	(115)
Other (2)	—	(1)	—	1	—	—
Total change in deferred revenues	$(367)	$74	$(1)	$1	$—	$(293)

Segment net revenues:
Digital online channels (1)	$892	$647	$1,366	$—	$(20)	$2,885
Retail channels	29	7	—	—	—	36
Other (2)	22	21	—	155	—	198
Total segment net revenues	$943	$675	$1,366	$155	$(20)	$3,119

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

Geographic information presented below is based on the location of the paying customer. Net revenues by geographic region, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Three Months Ended June 30, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$545	$268	$469	$1	$(5)	$1,278
EMEA (1)	215	159	192	97	(3)	660
Asia Pacific	84	100	86	—	(1)	269
Total consolidated net revenues	$844	$527	$747	$98	$(9)	$2,207

Change in deferred revenues:
Americas	$(174)	$247	$(1)	$—	$—	$72
EMEA (1)	(80)	153	1	(7)	—	67
Asia Pacific	(16)	131	—	—	—	115
Total change in deferred revenues	$(270)	$531	$—	$(7)	$—	$254

Segment net revenues:
Americas	$371	$515	$468	$1	$(5)	$1,350
EMEA (1)	135	312	193	90	(3)	727
Asia Pacific	68	231	86	—	(1)	384
Total segment net revenues	$574	$1,058	$747	$91	$(9)	$2,461

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$396	$147	$446	$—	$(7)	$982
EMEA (1)	147	89	163	74	(3)	470
Asia Pacific	57	60	76	—	(1)	192
Total consolidated net revenues	$600	$296	$685	$74	$(11)	$1,644

Change in deferred revenues:
Americas	$(61)	$52	$(1)	$—	$—	$(10)
EMEA (1)	(44)	25	(1)	(1)	—	(21)
Asia Pacific	(5)	28	1	—	—	24
Total change in deferred revenues	$(110)	$105	$(1)	$(1)	$—	$(7)

Segment net revenues:
Americas	$335	$199	$445	$—	$(7)	$972
EMEA (1)	103	114	162	73	(3)	449
Asia Pacific	52	88	77	—	(1)	216
Total segment net revenues	$490	$401	$684	$73	$(11)	$1,637

	Six Months Ended June 30, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$1,197	$525	$942	$3	$(11)	$2,656
EMEA (1)	471	311	374	208	(5)	1,359
Asia Pacific	186	221	169	—	(1)	575
Total consolidated net revenues	$1,854	$1,057	$1,485	$211	$(17)	$4,590

Change in deferred revenues:
Americas	$(453)	$203	$—	$(1)	$—	$(251)
EMEA (1)	(205)	126	—	(18)	—	(97)
Asia Pacific	(42)	115	1	—	—	74
Total change in deferred revenues	$(700)	$444	$1	$(19)	$—	$(274)

Segment net revenues:
Americas	$744	$728	$942	$2	$(11)	$2,405
EMEA (1)	266	437	374	190	(5)	1,262
Asia Pacific	144	336	170	—	(1)	649
Total segment net revenues	$1,154	$1,501	$1,486	$192	$(17)	$4,316

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (2)	Total
Net revenues by geographic region:
Americas	$856	$273	$883	$—	$(13)	$1,999
EMEA (1)	331	183	333	154	(5)	996
Asia Pacific	123	145	151	—	(2)	417
Total consolidated net revenues	$1,310	$601	$1,367	$154	$(20)	$3,412

Change in deferred revenues:
Americas	$(226)	$40	$—	$—	$—	$(186)
EMEA (1)	(124)	13	(1)	1	—	(111)
Asia Pacific	(17)	21	—	—	—	4
Total change in deferred revenues	$(367)	$74	$(1)	$1	$—	$(293)

Segment net revenues:
Americas	$630	$313	$883	$—	$(13)	$1,813
EMEA (1)	207	196	332	155	(5)	885
Asia Pacific	106	166	151	—	(2)	421
Total segment net revenues	$943	$675	$1,366	$155	$(20)	$3,119

(1)    “EMEA” consists of the Europe, Middle East, and Africa geographic regions.

(2)    Intersegment revenues reflect licensing and service fees charged between segments.

The Company’s net revenues in the U.S. were 50% and 52% of consolidated net revenues for the three months ended June 30, 2023 and 2022, respectively. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the three months ended June 30, 2023 and 2022. No other country’s net revenues exceeded 10% of consolidated net revenues for the three months ended June 30, 2023 or 2022.

The Company’s net revenues in the U.S. were 51% of consolidated net revenues for both the six months ended June 30, 2023 and 2022. The Company’s net revenues in the U.K. were 10% of consolidated net revenues for both the six months ended June 30, 2023 and 2022. No other country’s net revenues exceeded 10% of consolidated net revenues for the six months ended June 30, 2023 or 2022.

Net revenues by platform, including a reconciliation to each of our reportable segment’s net revenues, were as follows (amounts in millions):

	Three Months Ended June 30, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$492	$64	$—	$—	$—	$556
PC	204	381	18	—	(9)	594
Mobile and ancillary (1)	143	71	729	—	—	943
Other (2)	5	11	—	98	—	114
Total consolidated net revenues	$844	$527	$747	$98	$(9)	$2,207

Change in deferred revenues:
Console	$(174)	$200	$—	$—	$—	$26
PC	(90)	336	—	—	—	246
Mobile and ancillary (1)	(6)	(5)	—	—	—	(11)
Other (2)	—	—	—	(7)	—	(7)
Total change in deferred revenues	$(270)	$531	$—	$(7)	$—	$254

Segment net revenues:
Console	$318	$264	$—	$—	$—	$582
PC	114	717	18	—	(9)	840
Mobile and ancillary (1)	137	66	729	—	—	932
Other (2)	5	11	—	91	—	107
Total segment net revenues	$574	$1,058	$747	$91	$(9)	$2,461

	Three Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$357	$19	$—	$—	$—	$376
PC	97	229	17	—	(11)	332
Mobile and ancillary (1)	135	28	668	—	—	831
Other (2)	11	20	—	74	—	105
Total consolidated net revenues	$600	$296	$685	$74	$(11)	$1,644

Change in deferred revenues:
Console	$(100)	$3	$—	$—	$—	$(97)
PC	(15)	40	—	—	—	25
Mobile and ancillary (1)	5	62	(1)	—	—	66
Other (2)	—	—	—	(1)	—	(1)
Total change in deferred revenues	$(110)	$105	$(1)	$(1)	$—	$(7)

Segment net revenues:
Console	$257	$22	$—	$—	$—	$279
PC	82	269	17	—	(11)	357
Mobile and ancillary (1)	140	90	667	—	—	897
Other (2)	11	20	—	73	—	104
Total segment net revenues	$490	$401	$684	$73	$(11)	$1,637

	Six Months Ended June 30, 2023
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$1,089	$105	$—	$—	$—	$1,194
PC	473	767	36	—	(17)	1,259
Mobile and ancillary (1)	281	170	1,449	—	—	1,900
Other (2)	11	15	—	211	—	237
Total consolidated net revenues	$1,854	$1,057	$1,485	$211	$(17)	$4,590

Change in deferred revenues:
Console	$(452)	$197	$—	$—	$—	$(255)
PC	(241)	284	—	—	—	43
Mobile and ancillary (1)	(7)	(37)	1	—	—	(43)
Other (2)	—	—	—	(19)	—	(19)
Total change in deferred revenues	$(700)	$444	$1	$(19)	$—	$(274)

Segment net revenues:
Console	$637	$302	$—	$—	$—	$939
PC	232	1,051	36	—	(17)	1,302
Mobile and ancillary (1)	274	133	1,450	—	—	1,857
Other (2)	11	15	—	192	—	218
Total segment net revenues	$1,154	$1,501	$1,486	$192	$(17)	$4,316

	Six Months Ended June 30, 2022
	Activision	Blizzard	King	Non-reportable segments	Elimination of intersegment revenues (3)	Total
Net revenues by platform:
Console	$816	$43	$—	$—	$—	$859
PC	221	481	34	—	(20)	716
Mobile and ancillary (1)	251	55	1,333	—	—	1,639
Other (2)	22	22	—	154	—	198
Total consolidated net revenues	$1,310	$601	$1,367	$154	$(20)	$3,412

Change in deferred revenues:
Console	$(315)	$(2)	$—	$—	$—	$(317)
PC	(77)	22	—	—	—	(55)
Mobile and ancillary (1)	25	55	(1)	—	—	79
Other (2)	—	(1)	—	1	—	—
Total change in deferred revenues	$(367)	$74	$(1)	$1	$—	$(293)

Segment net revenues:
Console	$501	$41	$—	$—	$—	$542
PC	144	503	34	—	(20)	661
Mobile and ancillary (1)	276	110	1,332	—	—	1,718
Other (2)	22	21	—	155	—	198
Total segment net revenues	$943	$675	$1,366	$155	$(20)	$3,119

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

(3)Intersegment revenues reflect licensing and service fees charged between segments.

Long-lived assets by geographic region were as follows (amounts in millions):

	At June 30, 2023	At December 31, 2022
Long-lived assets* by geographic region:
Americas	$277	$279
EMEA	98	103
Asia Pacific	20	21
Total long-lived assets by geographic region	$395	$403

*    The only long-lived assets that we classify by region are our long-term tangible fixed assets, which consist of property, plant, and equipment assets and lease right-of-use assets. All other long-term assets are not allocated by location.

9. Share-Based Payments

Stock Option Activity

Stock option activity is as follows:

	Number of shares (in thousands)	Weighted-average exercise price per stock option	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding stock options at December 31, 2022	7,861	$58.85
Granted	—	—
Exercised	(490)	50.95
Forfeited	(94)	88.40
Expired	(37)	78.63
Outstanding stock options at June 30, 2023	7,240	$58.90	5.34	$189
Vested and expected to vest at June 30, 2023	7,188	$58.70	5.32	$189
Exercisable at June 30, 2023	6,523	$55.94	5.09	$188

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

The following table summarizes our RSU activity with performance-based RSUs, including those with market conditions, presented at 100% of the target level shares that may potentially vest (amounts in thousands, except per share data):

	Number of shares	Weighted- average grant date fair value per RSU
Unvested RSUs at December 31, 2022	13,754	$74.53
Granted	1,924	78.64
Vested	(3,370)	76.90
Forfeited	(533)	78.40
Unvested RSUs at June 30, 2023	11,775	$74.36

As of December 31, 2022 and 2021, we had recorded a share-based compensation liability related to compensation payments under our annual performance plans for 2022 and 2021, respectively, which the Company determined to settle certain amounts not yet paid in stock as opposed to cash. During the six months ended June 30, 2023 and 2022, we settled the respective share-based compensation liability by granting 1,188 thousand and 2,777 thousand RSUs, respectively, that vested during the first quarter shortly after grant. The number of shares issued was based on the Company’s closing stock price on the date of grant. The impact of this settlement was recorded in “Additional Paid-In-Capital” in our condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2023 and 2022.

At June 30, 2023, $329 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted-average period of 1.18 years.

10. Other (Income) Expense, Net

Other (income) expense, net is comprised of the following (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$(147)	$(17)	$(272)	$(18)
Realized and unrealized (gain) loss on equity investment	(15)	7	(13)	(4)
Other (income) expense	(6)	—	(5)	(1)
Other (income) expense, net	$(168)	$(10)	$(290)	$(23)

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

The income tax expense of $137 million for the three months ended June 30, 2023, reflects an effective tax rate of 19%, which is higher than the effective tax rate of 13% for the three months ended June 30, 2022. Our tax rate in the current quarter is higher than in the prior year due to an increase in the U.K. corporate tax rate that became effective in 2023, changes in the mix of our pre-tax income between countries, and a discrete tax benefit recognized in 2022 related to previously unrecognized tax benefits.

The income tax expense of $291 million for the six months ended June 30, 2023, reflects an effective tax rate of 18%, which is higher than the effective tax rate of 14% for the six months ended June 30, 2022. Our tax rate is higher than in the prior year due to the same drivers as the quarter to date period above.

The effective tax rate of 19% and 18% for the three and six months ended June 30, 2023, is lower than the U.S. statutory rate of 21%, primarily due to lower taxes on foreign earnings and U.S. research and development credits.

Activision Blizzard’s tax years after 2008 remain open to examination by certain major taxing jurisdictions to which we are subject. The Internal Revenue Service is currently examining our federal tax returns for the 2016 through 2019 tax years. In addition, King’s pre-acquisition tax returns remain open in various jurisdictions, primarily as a result of transfer pricing matters. We anticipate resolving King’s transfer pricing for both pre- and post-acquisition tax years through a collaborative multilateral process with the tax authorities in the relevant jurisdictions, which include the U.K. and Sweden. While the outcome of this process remains uncertain, it could result in an agreement that changes the allocation of profits and losses between these and other relevant jurisdictions or a failure to reach an agreement that results in unilateral adjustments to the amount and timing of taxable income in the jurisdictions in which King operates.

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

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share (amounts in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Consolidated net income	$587	$280	$1,328	$675
Denominator:
Denominator for basic earnings per common share—weighted-average common shares outstanding	786	782	785	781
Effect of dilutive stock options and awards under the treasury stock method	8	6	8	6
Denominator for diluted earnings per common share—weighted-average common shares outstanding plus dilutive common shares under the treasury stock method	794	788	793	787

Basic earnings per common share	$0.75	$0.36	$1.69	$0.86
Diluted earnings per common share	$0.74	$0.36	$1.67	$0.86

13. Capital Transactions

Dividends

On July 18, 2023, our Board of Directors declared a cash dividend of $0.99 per share of our outstanding common stock, payable on August 17, 2023, to shareholders of record at the close of business on August 2, 2023.

14. Commitments and Contingencies

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

EEOC Settlement

In September 2021, the Company entered into a proposed consent decree with the U.S. Equal Employment Opportunity Commission (the “EEOC”) to settle claims regarding certain employment practices. The consent decree was approved by the United States District Court, Central District of California on March 29, 2022. The consent decree, among other things, provides for the creation of an $18 million settlement fund for eligible claimants; upgrading Company policies, practices, and training to further prevent and eliminate harassment and discrimination in its workplaces, including implementing an expanded performance review system with a new equal opportunity focus; and providing ongoing oversight and review of the Company’s training programs, investigation policies, disciplinary framework and compliance by appointing a third-party equal opportunity consultant for the next three years whose findings will be regularly reported to the EEOC and shared with the Company’s Board of Directors. The settlement fund claims administrator advised the Company that the claims process is complete, ending in June 2023, and funds have been transferred to those who returned the required release. There were undistributed funds, which will be donated to a charitable organization focused on advancing women in the video game and technology industries or promoting awareness around gender equality issues.

The California Civil Rights Department (formerly known as the Department of Fair Employment and Housing) (the “CRD”) filed a motion to intervene in the matter, seeking to object to the consent decree, including the amount of the settlement fund; that motion was denied. The CRD filed a notice of appeal of the order denying the CRD’s motion to intervene. The CRD filed its opening brief for its appeal of the Court’s order denying its motion to intervene with the United States Court of Appeals for the Ninth Circuit on May 18, 2022. On April 19, 2022, the CRD filed a second motion to intervene with the United States District Court. The CRD’s second motion to intervene was denied on June 3, 2022. On June 7, 2022, the CRD filed a notice of appeal of the order denying the CRD’s second motion to intervene with the United States Court of Appeals for the Ninth Circuit. On March 4, 2022, Jessica Gonzalez, a former Blizzard Entertainment employee, filed a motion to intervene with the United States District Court; it was denied on March 22, 2022. On May 23, 2022, Gonzalez filed a notice of appeal of the order denying her motion to intervene with the United States Court of Appeals for the Ninth Circuit. The CRD appeals and Gonzalez appeal are pending before the Ninth Circuit and oral arguments for both occurred June 13, 2023. The parties are awaiting the Ninth Circuit’s decision.

Pending Employment-Related Matters

On July 20, 2021, the CRD filed a complaint (the “CRD Matter”) in California Superior Court, County of Los Angeles against Activision Blizzard, Blizzard Entertainment and Activision Publishing (together, the “Defendants”) alleging violations of the California Fair Employment and Housing Act and the California Equal Pay Act. The CRD filed a First Amended Complaint in the CRD Matter on August 23, 2021. The Defendants moved to dismiss the First Amended Complaint; the motion was heard on February 15, 2022. The Defendants’ motion was denied in part and granted in part, and the CRD did not amend with respect to the granted portion. On May 6, 2022, Defendants moved for partial summary adjudication seeking to dismiss claims asserted under the Fair Employment & Housing Act, which the Court denied. Defendants filed a Petition for Peremptory Writ or Other Appropriate Relief regarding the Court’s denial of Defendants’ motion for partial summary adjudication, which was denied. Defendants appealed the denial of their writ to the California Supreme Court, which was denied. On October 27, 2022, the CRD filed a Motion for Summary Adjudication on certain of Defendants’ affirmative defenses with a hearing date scheduled for June 29, 2023; the June 29, 2023, hearing date was vacated and has not been reset. On October 28, 2022, the February 27, 2023, trial date was vacated and a new trial date is to be set by the Court. Defendants were granted leave to file a cross complaint against various staffing agencies implicated in CRD’s complaint on January 20, 2023. On January 24, 2023, Cross-Defendants Creative Circle and Apex challenged the judicial assignment, which was granted on January 24, 2023. On January 27, 2023, CRD sought reconsideration of the ruling on judicial reassignment, which was denied on March 2, 2023. On February 7, 2023, Defendants sought reassignment to the complex courts, which was denied on April 26, 2023. On February 22, 2023, Cross-Defendant TEKSystems filed a demurrer to the Cross-Complaint, which was granted by the newly assigned court on May 17, 2023, whose reasoning included finding the claims premature. In light of the court’s ruling on TEKSystems demurrer, the Company stipulated to stay and/or dismiss without prejudice the claims asserted against various Cross-Defendants. On June 1, Insight Global filed a demurrer to the Cross-Complaint seeking dismissal with prejudice. On July 25, 2023, consistent with its prior ruling, the court sustained the demurrer, but dismissed Insight Global without prejudice. Discovery continues with the court actively supervising discovery and scheduling motions to address various central legal issues. The trial date has not yet been reset.

On August 3, 2021, a putative class action was filed in the United States District Court, Central District of California, entitled Gary Cheng v. Activision Blizzard, Inc., et al., Case No. 2:21-cv-06240-PA-JEM. Plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), against the Company and five current or former officers. An amended complaint was filed on December 3, 2021, purportedly on behalf of a class of the Company’s shareholders who purchased stock between February 28, 2017, and November 16, 2021. In an order dated April 18, 2022, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. Plaintiffs filed a second amended complaint on May 18, 2022, on behalf of shareholders who purchased stock between November 8, 2018, and November 16, 2021, which defendants moved to dismiss on June 16, 2022. In an order dated August 30, 2022, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. Plaintiff filed a third amended complaint on September 29, 2022. Defendants’ motion to dismiss the third amended complaint was filed October 31, 2022. In an order entered January 23, 2023, the Court granted defendants’ motion to dismiss the third amended complaint without leave to amend and on the same date entered judgment in accordance with that order. Plaintiffs have filed an appeal in the United States Court of Appeals for the Ninth Circuit.

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

Following the announcement of the proposed transaction with Microsoft, the Company also received several demand letters from purported shareholders and two lawsuits, Sjunde AP-Fonden v. Activision Blizzard, Inc., No. 2022-0281-KSJM (Del. Ch.) and New York City Employees’ Retirement System et al. v. Activision Blizzard, Inc., No. 2022-0365-KSJM (Del. Ch.) (together, the “220 Complaints”), for books and records pursuant to 8 Del. C. § 220. Among other things, the demand letters and the 220 Complaints seek to investigate purported breaches of fiduciary duty related to the proposed transaction with Microsoft. Specifically, the demands seek to investigate Mr. Kotick’s role in the proposed transaction with Microsoft with one of the demands alleging that Mr. Kotick’s position at the Company was at risk given workplace issues and he chose to pursue a transaction rather than resign. Such demand further alleges that Mr. Kotick agreed to a price range without authorization from the Company’s Board of Directors and that the Company’s Board of Directors allowed Mr. Kotick to control the transaction process. Such demand also alleges that the transaction price is inadequate because Microsoft’s opportunistic offer took advantage of the Company’s purportedly depressed stock price and that management may have attempted to validate the consideration through downward adjustments to the Company’s long-range plan.

On November 3, 2022 a lawsuit captioned, Sjunde AP-Fonden v. Activision Blizzard, Inc. et al., C.A. No. 2022-1001-CM (Del. Ch.) was filed under seal in the Court of Chancery of the State of Delaware on behalf of a class of shareholders of the Company. The complaint names the Company, our directors, Microsoft and Merger Sub as defendants. The complaint alleges that the director defendants breached their fiduciary duty in connection with the initiation, timing, negotiation, approval and disclosure of the Merger. The complaint also alleges that the Merger was not approved in compliance with the requirements of 8 Del. C. § 251, and seeks a declaration that the Merger would be invalid if consummated. The complaint also asserts a claim against Microsoft and Merger Sub for aiding and abetting the purported breaches of fiduciary duty and conspiring with the director defendants in those breaches. On January 25, 2023, an amended complaint was filed in the Sjunde AP-Fonden action. On March 24, 2023, the Company filed a motion to stay the action. On May 1, 2023, Plaintiff filed a motion for limited expedited proceedings and a motion for a preliminary injunction to enjoin defendants from amending, extending or waiving the termination date until the purported 8 Del. C. § 251 issues are addressed. On May 16, 2023, the Court denied Plaintiff’s motion for limited expedited proceedings and the Company’s motion to stay. On June 5, 2023, the Company filed a motion to dismiss the amended complaint and a motion to stay discovery and for a protective order pending the dispositive motion. On June 13, 2023, Plaintiff filed a motion for partial summary judgment. All three motions are set to be heard on November 14, 2023.

On December 8, 2022, the United States Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18, and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. The Company filed an answer to the FTC’s administrative complaint on December 22, 2022, and thereafter filed an amended answer on January 4, 2023. The administrative trial was scheduled to take place before an FTC administrative law judge starting August 2, 2023, but the case was removed from adjudication by the FTC on July 20, 2023, and the hearing has been stayed until further notice. On June 12, 2023, the FTC filed an action captioned Federal Trade Commission v. Microsoft, et al., Case No. 3:23-cv-02880-JSC (N.D. Cal.), in the U.S. District Court for the Northern District of California seeking an emergency temporary restraining order and a preliminary injunction that would prohibit the Company and Microsoft from closing the Merger, alleging that the Merger, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18, and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. On June 14, 2023, the district court granted the emergency temporary restraining order and scheduled an evidentiary hearing on the preliminary injunction motion to begin on June 22, 2023. The preliminary injunction hearing was conducted over five days between June 22, 2023 and June 29, 2023. On July 10, 2023, the district court denied the FTC’s motion for a preliminary injunction. On July 13, 2023, the FTC filed motions with the district court and the U.S. Court of Appeals for the Ninth Circuit seeking a temporary injunction pending appeal of the district court’s ruling. The district court denied the motion on July 13, 2023, and the U.S. Court of Appeals for the Ninth Circuit denied the motion on July 14, 2023. The emergency temporary restraining order that had been issued by the district court expired on July 14, 2023. The FTC’s appeal of the district court’s denial of the preliminary injunction is pending before the U.S. Court of Appeals for the Ninth Circuit.

On April 26, 2023, the United Kingdom Competition and Markets Authority (the “CMA”) announced a decision to block the Merger, stating that competition concerns arose in relation to cloud gaming and that Microsoft’s remedies addressing any concerns in cloud gaming were not sufficient. Microsoft is appealing the CMA’s ruling, and the Company has intervened in support. The appeal hearing was scheduled to begin on July 28, 2023; however, on July 11, 2023, the CMA announced that it had agreed with Microsoft and the Company to jointly seek a stay of the appeal from the Competition Appeal Tribunal (the “CAT”) in order to pursue a potential resolution to the CMA’s previously stated competition concerns. On July 17, 2023, the CAT conditionally approved, and on July 21, 2023, the CAT formally approved, the adjournment request.

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

Commitments and Obligations

During the three months ended June 30, 2023, we entered into certain agreements which included minimum commitments of approximately $1.4 billion. The commitments relate primarily to advertising and hosting services which comprise approximately 60% and 40%, respectively, of the total minimum commitments. Payments of these commitments will be made over three years.

During the three months ended June 30, 2023, we amended certain terms of our collaborative arrangements with team entities participating in the Overwatch League. According to the amended terms, following the conclusion of the current Overwatch League season, the teams will vote on an updated operating agreement. If the teams do not vote to continue under an updated operating agreement, a termination fee of $6 million will be payable to each participating team entity (total fee of approximately $114 million). As of June 30, 2023, a termination liability has not been accrued because the termination of the Overwatch League arrangements is contingent on the team vote, which is expected to occur in the fourth quarter of 2023. Total revenues from the Overwatch League comprise less than 1% of our consolidated net revenues.

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

Merger Agreement

On January 18, 2022, we entered into an Agreement and Plan of Merger (as may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”) with Microsoft Corporation (“Microsoft”) and Anchorage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Microsoft. Subject to the terms and conditions of the Merger Agreement, Microsoft agreed to acquire the Company for $95.00 per issued and outstanding share of our common stock, par value $0.000001 per share, in an all-cash transaction. Pursuant to the terms of the Merger Agreement, our acquisition will be accomplished through the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Microsoft. As a result of the Merger, we will cease to be a publicly traded company. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. We do not believe these restrictions will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.

On July 18, 2023, the Company, Microsoft, and Merger Sub entered into a letter agreement to the Merger Agreement (the “Letter Agreement”), pursuant to which, among other things, each of Microsoft and the Company waived any right to terminate the Merger Agreement other than (i) pursuant to mutual agreement or (ii) if the Merger has not been consummated prior to 11:59 p.m. Pacific time on October 18, 2023.

Microsoft will be required to pay us a reverse termination fee (the “Parent Termination Fee”) under certain specified circumstances. Pursuant to the Letter Agreement, if payable under the Merger Agreement on or prior to August 29, 2023, the Parent Termination Fee will be $3.0 billion, increasing to $3.5 billion if payable after August 29, 2023, and increasing to $4.5 billion if payable after September 15, 2023.

Pursuant to the Letter Agreement, Microsoft and Merger Sub waived any right to not pay the first $3.0 billion of the Parent Termination Fee, if otherwise payable pursuant to the Merger Agreement (which amount shall be payable regardless of any breach of the Merger Agreement by the Company). Pursuant to the Letter Agreement, Microsoft and Merger Sub also waived any right to not pay any portion of the Parent Termination Fee in excess of $3.0 billion, to the extent otherwise payable pursuant to the Merger Agreement:

•as a result of a breach by the Company of any representation, warranty or covenant in the Merger Agreement, whether before or after the date of the Letter Agreement, other than the willful breach by the Company of a covenant required to be performed after the date of the Letter Agreement by it that is the proximate cause of the failure of the conditions to Closing (as defined in the Merger Agreement) with respect to the expiration or termination of the applicable waiting period pursuant to, or obtaining all requisite clearances, consents and approvals pursuant to, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the antitrust and foreign investment laws of certain specified countries, without the imposition of a Burdensome Condition (as defined in the Merger Agreement); or

•in the event that Microsoft or any of its subsidiaries materially breaches the Merger Agreement after the date of the Letter Agreement.

In addition, pursuant to the Letter Agreement, among other things:

•the Company is permitted to declare and pay one regular cash dividend for fiscal year 2023 in an amount per share not in excess of $0.99, prior to and not contingent on the Closing; and

•in circumstances in which the Parent Termination Fee is payable pursuant to the Merger Agreement, effective from and after October 18, 2023, Microsoft and its Affiliates (as defined in the Merger Agreement) shall pay to the Company 100% of all proceeds or other payments for games of the Company, and the Company shall be entitled to offset any payments owed to the gaming business of Microsoft or its Affiliates pursuant to the existing agreements between the Company and Microsoft or their respective Affiliates, on a combined basis, in an amount up to $250 million for each of the 12-month periods ending December 31, 2023 and December 31, 2024.

For additional information related to the Merger Agreement, please refer to Part I Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2022, our Current Report on Form 8-K filed on July 19, 2023 regarding the Letter Agreement, and other relevant materials in connection with the proposed transaction with Microsoft that we will file with the SEC and that will contain important information about the Company and the Merger.

On December 8, 2022, the United States Federal Trade Commission (the “FTC”) issued an administrative complaint against the Company and Microsoft alleging that the Company and Microsoft executed the Merger Agreement in violation of Section 5 of the FTC Act, as amended, 15 U.S.C. § 45, which, if consummated, would violate Section 7 of the Clayton Act, as amended, 15 U.S.C. § 18, and Section 5 of the FTC Act, as amended, 15 U.S.C. § 45. The administrative trial was scheduled to take place before an FTC administrative law judge starting August 2, 2023, but the case was removed from adjudication by the FTC on July 20, 2023, and the hearing has been stayed until further notice. On June 12, 2023, the FTC filed an action captioned Federal Trade Commission v. Microsoft, et al., Case No. 3:23-cv-02880-JSC (N.D. Cal.), in the U.S. District Court for the Northern District of California seeking an emergency temporary restraining order and a preliminary injunction that would prohibit the Company and Microsoft from closing the Merger. On July 10, 2023, the district court denied the FTC’s motion for a preliminary injunction. On July 13, 2023, the FTC filed motions with the district court and the U.S. Court of Appeals for the Ninth Circuit seeking a temporary injunction pending appeal of the district court’s ruling. The district court denied the motion on July 13, 2023, and the U.S. Court of Appeals for the Ninth Circuit denied the motion on July 14, 2023. The emergency temporary restraining order that had been issued by the district court expired on July 14, 2023. The FTC’s appeal of the district court’s denial of the preliminary injunction is pending before the U.S. Court of Appeals for the Ninth Circuit. For more information regarding the FTC complaint regarding the pending Merger, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 26, 2023, the United Kingdom Competition and Markets Authority (the “CMA”) announced a decision to block the Merger, stating that competition concerns arose in relation to cloud gaming and that Microsoft’s remedies addressing any concerns in cloud gaming were not sufficient. Microsoft is appealing the CMA’s ruling, and the Company has intervened in support. On July 11, 2023, the CMA announced that it had agreed with Microsoft and the Company to jointly seek a stay of the appeal from the Competition Appeal Tribunal (the “CAT”) in order to pursue a potential resolution to the CMA’s previously stated competition concerns. On July 21, 2023, the CAT formally approved the adjournment request. For more information regarding the CMA ruling regarding the pending Merger, see Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Employment Matters

As previously disclosed, we are subject to legal proceedings regarding our workplace and are experiencing adverse effects related to these proceedings and to concerns raised about our workplace. For information about these matters, see Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 14 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For information about workplace initiatives, see “Workplace Initiatives” below.

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

Business Results and Highlights

Financial Results

For the three months ended June 30, 2023:

•consolidated net revenues increased 34% to $2.2 billion and consolidated operating income increased 72% to $583 million, as compared to consolidated net revenues of $1.6 billion and consolidated operating income of $338 million in 2022; and

•diluted earnings per common share increased 106% to $0.74, as compared to $0.36 in 2022.

For the six months ended June 30, 2023:

•consolidated net revenues increased 35% to $4.6 billion and consolidated operating income increased 69% to $1.4 billion, as compared to consolidated net revenues of $3.4 billion and consolidated operating income of $0.8 billion in 2022;

•diluted earnings per common share increased 94% to $1.67, as compared to $0.86 in 2022; and

•cash flows from operating activities were approximately $1.2 billion, an increase of 39%, as compared to $0.8 billion in 2022.

Since certain of our games are hosted online or include significant online functionality that represents a separate performance obligation, we defer the transaction price allocable to the online functionality from the sale of these games and recognize the attributable revenues over the relevant estimated service periods, which are generally less than a year. Net revenues and operating income for the three months ended June 30, 2023, include a net effect of $254 million and $162 million, respectively, from the deferral of net revenues and related cost of revenues. Net revenues and operating income for the six months ended June 30, 2023, include a net effect of $274 million and $308 million, respectively, from the recognition of deferred net revenues and related cost of revenues.

The percentages of our consolidated net revenues from revenue sources that are recognized at a “point-in-time” and from sources that are recognized “over-time and other” were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Point-in-time (1)	7%	8%	8%	9%
Over-time and other (2)	93%	92%	92%	91%

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

Call of Duty: Black Ops Cold War	November 2020, and when referred to herein, is inclusive of Call of Duty: Warzone from the release of Call of Duty: Black Ops Cold War Season 1 content on December 16, 2020 through December 8, 2021
Call of Duty: Mobile	October 2019
World of Warcraft: Dragonflight™	November 2022
Overwatch 2	October 2022
World of Warcraft: Wrath of the Lich King® Classic	September 2022
Diablo IV	June 2023
Diablo Immortal	June 2022

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

Net bookings and in-game net bookings were as follows (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Net bookings	$2,461	$1,637	$824	$4,316	$3,119	$1,197
In-game net bookings	$1,562	$1,197	$365	$2,851	$2,208	$643

Q2 2023 vs. Q2 2022

Net bookings

The increase in net bookings for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to:

•a $657 million increase in Blizzard net bookings, driven by net bookings from Diablo IV;

•an $84 million increase in Activision net bookings, driven by higher net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard; and

•a $63 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise.

In-game net bookings

The increase in in-game net bookings for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to:

•a $241 million increase in Blizzard in-game net bookings, driven by in-game net bookings from Diablo IV;

•a $67 million increase in Activision in-game net bookings, driven by higher in-game net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard; and

•a $57 million increase in King in-game net bookings, driven by the Candy Crush franchise.

YTD Q2 2023 vs. YTD Q2 2022

Net bookings

The increase in net bookings for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to:

•an $826 million increase in Blizzard net bookings, driven by net bookings from Diablo IV;

•a $211 million increase in Activision net bookings, driven by higher net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard; and

•a $120 million increase in King net bookings, driven by higher net bookings from in-game player purchases in the Candy Crush franchise.

In-game net bookings

The increase in in-game net bookings for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to:

•a $391 million increase in Blizzard in-game net bookings, driven by in-game net bookings from Diablo IV and Overwatch (which, when referred to herein, is inclusive of Overwatch 2);

•a $130 million increase in Activision in-game net bookings, driven by higher in-game net bookings from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard; and

•a $123 million increase in King in-game net bookings, driven by the Candy Crush franchise.

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

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Activision	92	98	111	97	94
Blizzard	26	27	45	31	27
King	238	243	233	240	240
Total	356	368	389	368	361

Average MAUs decreased by 12 million or 3% for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023. The decrease was primarily due to lower average MAUs for Activision, driven by lower average MAUs for the Call of Duty franchise.

Average MAUs for the three months ended June 30, 2023 were comparable to the three months ended June 30, 2022.

Management’s Overview of Business Trends

Mobile Gaming and Free-to-Play Games

Wide adoption of smartphones globally and the free-to-play business model, which allows players to try a new game with no upfront cost, on mobile platforms have increased the total addressable audience for gaming significantly by introducing gaming to new age groups and new regions and allowing gaming to occur more widely outside the home. Mobile gaming is estimated to be larger than console and PC gaming, and has grown at a significant rate over the last five years. All of our reportable segments now have successful live mobile titles in the market, and we continue to develop new mobile titles that present the opportunity for us to expand the reach of, and drive additional player investment in, our products. The June 2022 launch of Diablo Immortal is our most recent example of this continued expansion on the mobile platform and Call of Duty: Warzone Mobile is scheduled for release in 2023.

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

Our collaborative arrangements for our professional esports leagues (i.e., the Overwatch League and the Call of Duty League) continue to face headwinds which are negatively impacting the operations and, potentially, the longevity of the leagues under the current business model. We continue to work to address these challenges, which could result in significant costs, and such efforts may prove unsuccessful. Refer to Note 14 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details related to amendments made in the current quarter to our collaborative arrangements with team entities participating in the Overwatch League.

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

Consolidated Statements of Operations Data

The following table sets forth condensed consolidated statements of operations data for the periods indicated (amounts in millions) and as a percentage of total net revenues, except for cost of revenues, which are presented as a percentage of associated revenues:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Net revenues
Product sales	$520	24%	$304	18%	$1,215	26%	$690	20%
In-game, subscription, and other revenues	1,687	76	1,340	82	3,375	74	2,722	80
Total net revenues	2,207	100	1,644	100	4,590	100	3,412	100

Costs and expenses
Cost of revenues—product sales:
Product costs	116	22	80	26	252	21	172	25
Software royalties and amortization	105	20	63	21	207	17	144	21
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	373	22	317	24	736	22	605	22
Software royalties and amortization	62	4	25	2	126	4	43	2
Product development	405	18	311	19	807	18	658	19
Sales and marketing	333	15	263	16	611	13	514	15
General and administrative	230	10	247	15	468	10	459	13
Total costs and expenses	1,624	74	1,306	79	3,207	70	2,595	76

Operating income	583	26	338	21	1,383	30	817	24

Interest expense from debt	27	1	27	2	54	1	54	2
Other (income) expense, net	(168)	(8)	(10)	(1)	(290)	(6)	(23)	(1)
Income before income tax expense	724	33	321	20	1,619	35	786	23
Income tax expense	137	6	41	2	291	6	111	3
Net income	$587	27%	$280	17%	$1,328	29%	$675	20%

Consolidated Net Revenues

The key drivers of changes in our consolidated results, operating segment results, and sources of liquidity are presented in the order of significance.

The following table summarizes our consolidated net revenues and in-game net revenues (amounts in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change
Consolidated net revenues	$2,207	$1,644	$563	34%	$4,590	$3,412	$1,178	35%
In-game net revenues (1)	$1,434	$1,090	$344	32%	$2,864	$2,224	$640	29%

(1)    In-game net revenues primarily includes the net amount of revenues recognized for microtransactions and downloadable content during the period.

Q2 2023 vs. Q2 2022

Consolidated net revenues

The increase in consolidated net revenues for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily driven by an increase in revenues of $623 million due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo IV;

•World of Warcraft;

•the Candy Crush franchise;

•Diablo Immortal; and

•Overwatch.

In-game net revenues

The increase in in-game net revenues for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily driven by an increase in in-game net revenues of $326 million due to higher in-game net revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•the Candy Crush franchise;

•Overwatch; and

•Diablo Immortal.

YTD Q2 2023 vs. YTD Q2 2022

Consolidated net revenues

The increase in consolidated net revenues for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily driven by an increase in revenues of $1.3 billion due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo Immortal;

•World of Warcraft;

•the Candy Crush franchise; and

•Overwatch.

This increase was partially offset by a decrease in revenues of $128 million due to lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

In-game net revenues

The increase in in-game net revenues for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily driven by an increase in in-game net revenues of $695 million due to higher in-game net revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo Immortal;

•Overwatch; and

•the Candy Crush franchise.

This increase was partially offset by a decrease in in-game net revenues of $108 million due to lower in-game net revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of approximately $41 million and $107 million on our consolidated net revenues for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

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

Information on the reportable segment net revenues and segment operating income is presented below (amounts in millions):

	For the Three Months Ended June 30, 2023				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$574	$1,049	$747	$2,370	$84	$659	$63	$806
Intersegment net revenues (1)	—	9	—	9	—	(2)	—	(2)
Segment net revenues	$574	$1,058	$747	$2,379	$84	$657	$63	$804

Segment operating income	$167	$409	$266	$842	$75	$315	$(5)	$385

	For the Three Months Ended June 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$490	$390	$684	$1,564
Intersegment net revenues (1)	—	11	—	11
Segment net revenues	$490	$401	$684	$1,575

Segment operating income	$92	$94	$271	$457

	For the Six Months Ended June 30, 2023				Increase / (decrease)
	Activision	Blizzard	King	Total	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$1,154	$1,484	$1,486	$4,124	$211	$829	$120	$1,160
Intersegment net revenues (1)	—	17	—	17	—	(3)	—	(3)
Segment net revenues	$1,154	$1,501	$1,486	$4,141	$211	$826	$120	$1,157

Segment operating income	$346	$466	$507	$1,319	$195	$318	$(7)	$506

	For the Six Months Ended June 30, 2022
	Activision	Blizzard	King	Total
Segment Revenues
Net revenues from external customers	$943	$655	$1,366	$2,964
Intersegment net revenues (1)	—	20	—	20
Segment net revenues	$943	$675	$1,366	$2,984

Segment operating income	$151	$148	$514	$813

(1)Intersegment revenues reflect licensing and service fees charged between segments.

Reconciliations of total segment net revenues and total segment operating income to consolidated net revenues and consolidated income before income tax expense are presented in the table below (amounts in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation to consolidated net revenues:
Segment net revenues	$2,379	$1,575	$4,141	$2,984
Revenues from non-reportable segments (1)	91	73	192	155
Net effect from recognition (deferral) of deferred net revenues (2)	(254)	7	274	293
Elimination of intersegment revenues (3)	(9)	(11)	(17)	(20)
Consolidated net revenues	$2,207	$1,644	$4,590	$3,412

Reconciliation to consolidated income before income tax expense:
Segment operating income	$842	$457	$1,319	$813
Operating income (loss) from non-reportable segments (1)	24	(5)	30	14
Net effect from recognition (deferral) of deferred net revenues and related cost of revenues (2)	(162)	1	308	236
Share-based compensation expense (4)	(102)	(100)	(226)	(199)
Amortization of intangible assets (5)	—	(2)	(4)	(4)
Restructuring and related costs (6)	—	3	—	5
Partnership wind down and related costs (7)	2	—	(2)	—
Merger and acquisition-related fees and other expenses (8)	(21)	(16)	(42)	(48)
Consolidated operating income	583	338	1,383	817
Interest expense from debt	27	27	54	54
Other (income) expense, net	(168)	(10)	(290)	(23)
Consolidated income before income tax expense	$724	$321	$1,619	$786

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

Segment Results

Q2 2023 vs. Q2 2022

Activision

The increases in Activision’s segment net revenues and operating income for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were primarily due to higher revenues from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard, partially offset by a decrease in revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War. Additionally, segment operating income benefited from lower sales and marketing costs for the Call of Duty franchise.

The increase in segment operating income was partially offset by:

•higher cost of revenues from the Call of Duty franchise; and

•higher product development costs due to expanded development teams, partially offset by higher capitalization of development costs.

Blizzard

The increases in Blizzard’s segment net revenues and segment operating income for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were primarily due to higher revenues from Diablo IV and Overwatch, partially offset by lower revenues from Hearthstone and Diablo Immortal.

The increase in segment operating income was also partially offset by:

•higher cost of revenues, primarily driven by software amortization from Diablo IV and Overwatch 2;

•higher sales and marketing costs driven by Diablo IV; and

•higher product development costs due to expanded development teams and increased bonuses given stronger business performance.

King

The increase in King’s segment net revenues for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher revenues from in-game player purchases in the Candy Crush franchise.

Despite the increase in segment net revenues, King’s segment operating income for the three months ended June 30, 2023, was comparable to the three months ended June 30, 2022, primarily due to:

•higher sales and marketing costs, primarily for the Candy Crush franchise; and

•higher service provider fees, primarily digital storefront fees, driven by the higher revenues from in-game player purchases.

YTD Q2 2023 vs. YTD Q2 2022

Activision

The increases in Activision’s segment net revenues and operating income for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were primarily due to the same drivers and offsetting factors as discussed for the quarter to date period above.

Blizzard

The increases in Blizzard’s segment net revenues and operating income for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were primarily due to higher revenues from:

• Diablo IV;

•Overwatch;

•Diablo Immortal; and

•World of Warcraft.

These increases to segment net revenues and operating income were partially offset by lower revenues from Hearthstone. In addition, segment operating income was impacted by:

•higher cost of revenues, primarily driven by software amortization from Diablo IV and Overwatch 2;

•higher product development costs due to expanded development teams and increased bonuses given stronger business performance; and

•higher sales and marketing costs driven by Diablo IV.

King

The increase in King’s segment net revenues for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, and comparable operating income year over year were primarily due to the same drivers and offsetting factors as discussed for the quarter to date period above.

Foreign Exchange Impact

Changes in foreign exchange rates had a negative impact of $46 million and $88 million on Activision Blizzard’s segment net revenues for the three and six months ended June 30, 2023, respectively, as compared to the same periods in the previous year. The changes are primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Consolidated Results

Net Revenues by Distribution Channel

The following table details our consolidated net revenues by distribution channel (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Increase/ (decrease)	2023	2022	Increase/ (decrease)
Net revenues by distribution channel:
Digital online channels (1)	$2,012	$1,474	$538	$4,168	$3,063	$1,105
Retail channels	81	65	16	185	151	34
Other (2)	114	105	9	237	198	39
Total consolidated net revenues	$2,207	$1,644	$563	$4,590	$3,412	$1,178

(1)Net revenues from “Digital online channels” include revenues from digitally-distributed downloadable content, microtransactions, subscriptions, and products, as well as licensing royalties.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q2 2023 vs. Q2 2022

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo IV;

•World of Warcraft;

•the Candy Crush franchise;

•Diablo Immortal; and

•Overwatch.

Retail Channel Net Revenues

Net revenues from retail channels for the three months ended June 30, 2023, were comparable to the three months ended June 30, 2022.

YTD Q2 2023 vs. YTD Q2 2022

Digital Online Channel Net Revenues

The increase in net revenues from digital online channels for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Diablo Immortal;

•World of Warcraft;

•the Candy Crush franchise; and

•Overwatch.

This increase was partially offset by lower revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

Retail Channel Net Revenues

The increase in net revenues from retail channels for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to higher revenues from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

Net Revenues by Platform

The following tables detail our net revenues by platform (amounts in millions):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Increase/ (decrease)	2023	2022	Increase/ (decrease)
Net revenues by platform:
Console	$556	$376	$180	$1,194	$859	$335
PC	594	332	262	1,259	716	543
Mobile and ancillary (1)	943	831	112	1,900	1,639	261
Other (2)	114	105	9	237	198	39
Total consolidated net revenues	$2,207	$1,644	$563	$4,590	$3,412	$1,178

(1)Net revenues from “Mobile and ancillary” primarily include revenues from mobile devices.

(2)Net revenues from “Other” primarily include revenues from our Distribution business, the Overwatch League, and the Call of Duty League.

Q2 2023 vs. Q2 2022

Console

The increase in net revenues from the console platform for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•Overwatch; and

•Diablo IV.

PC

The increase in net revenues from the PC platform for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to the same drivers noted above for the console platform, along with higher revenues from World of Warcraft.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher revenues from:

•the Candy Crush franchise; and

•Diablo Immortal.

YTD Q2 2023 vs. YTD Q2 2022

Console

The increase in net revenues from the console platform for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard; and

•Overwatch.

The increase was partially offset by a decrease in net revenues from Call of Duty: Vanguard as compared to Call of Duty: Black Ops Cold War.

PC

The increase in net revenues from the PC platform for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to the due to higher revenues from:

•Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard;

•World of Warcraft;

•Overwatch;

•Diablo IV; and

•Diablo Immortal.

Mobile and Ancillary

The increase in net revenues from mobile and ancillary for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to higher revenues from:

•the Candy Crush franchise; and

•Diablo Immortal.

Costs and Expenses

Cost of Revenues

The following tables detail the components of cost of revenues in dollars (amounts in millions) and as a percentage of associated net revenues:

	Three Months Ended June 30, 2023	% of associated net revenues	Three Months Ended June 30, 2022	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$116	22%	$80	26%	$36
Software royalties and amortization	105	20	63	21	42
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	373	22	317	24	56
Software royalties and amortization	62	4	25	2	37
Total cost of revenues	$656	30%	$485	30%	$171

	Six Months Ended June 30, 2023	% of associated net revenues	Six Months Ended June 30, 2022	% of associated net revenues	Increase (Decrease)
Cost of revenues—product sales:
Product costs	$252	21%	$172	25%	$80
Software royalties and amortization	207	17	144	21	63
Cost of revenues—in-game, subscription, and other:
Game operations and distribution costs	736	22	605	22	131
Software royalties and amortization	126	4	43	2	83
Total cost of revenues	$1,321	29%	$964	28%	$357

Cost of Revenues—Product Sales:

Q2 2023 vs. Q2 2022

The increase in product costs for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $24 million increase from our Distribution business due to higher revenues.

The increase in software royalties and amortization related to product sales for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $33 million increase in software royalties and amortization from Blizzard, driven by World of Warcraft due to software amortization associated with the release of World of Warcraft: Dragonflight.

YTD Q2 2023 vs. YTD Q2 2022

The increase in product costs for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was driven by:

•a $55 million increase from our Distribution business due to higher revenues; and

•a $33 million increase from Activision, driven by higher product costs for Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard due to higher revenues.

The increase in software royalties and amortization related to product sales for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was driven by:

•a $40 million increase in software royalties and amortization from Blizzard, driven by World of Warcraft due to software amortization associated with the release of World of Warcraft: Dragonflight; and

•a $23 million increase in software royalties and amortization from Activision, driven by higher software amortization from Call of Duty: Modern Warfare II as compared to Call of Duty: Vanguard.

Cost of Revenues—In-game, Subscription, and Other:

Q2 2023 vs. Q2 2022

The increase in game operations and distribution costs for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to a $43 million increase in service provider fees, primarily digital storefront fees (e.g., fees retained by Apple Inc. (“Apple”) and Google LLC (“Google”) for our sales on their platforms), as a result of higher revenues.

The increase in software royalties and amortization related to in-game, subscription, and other for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, was primarily due to a $35 million increase in software amortization and royalties from Blizzard, driven by Overwatch 2.

YTD Q2 2023 vs. YTD Q2 2022

The increase in game operations and distribution costs for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $112 million increase in service provider fees, primarily digital storefront fees (e.g., fees retained by Apple and Google for our sales on their platforms), as a result of higher revenues.

The increase in software royalties and amortization related to in-game, subscription, and other for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, was primarily due to a $74 million increase in software amortization and royalties from Blizzard, driven by Overwatch 2 and Diablo Immortal.

Product Development (amounts in millions)

	June 30, 2023	% of consolidated net revenues	June 30, 2022	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$405	18%	$311	19%	$94
Six Months Ended	$807	18%	$658	19%	$149

Q2 2023 vs. Q2 2022

The increase in product development costs for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was driven by a $109 million increase in development spending primarily due to expanded development teams and higher bonuses as a result of stronger business performance.

YTD Q2 2023 vs. YTD Q2 2022

The increase in product development costs for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was driven by a $188 million increase in development spending primarily due to expanded development teams and higher bonuses as a result of stronger business performance, partially offset by higher capitalization of development costs of $37 million.

Sales and Marketing (amounts in millions)

	June 30, 2023	% of consolidated net revenues	June 30, 2022	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$333	15%	$263	16%	$70
Six Months Ended	$611	13%	$514	15%	$97

Q2 2023 vs. Q2 2022

The increase in sales and marketing expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to higher marketing spending for Diablo IV and the Candy Crush franchise.

YTD Q2 2023 vs. YTD Q2 2022

The increase in sales and marketing expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to higher marketing spending for Diablo IV and the Candy Crush franchise, partially offset by lower marketing spending for Call of Duty: Mobile.

General and Administrative (amounts in millions)

	June 30, 2023	% of consolidated net revenues	June 30, 2022	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$230	10%	$247	15%	$(17)
Six Months Ended	$468	10%	$459	13%	$9

Q2 2023 vs. Q2 2022

The decrease in general and administrative expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to lower legal and professional fees.

YTD Q2 2023 vs. YTD Q2 2022

The increase in general and administrative expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to an increase in personnel costs, partially offset by lower legal and professional fees.

Interest Expense from Debt (amounts in millions)

	June 30, 2023	% of consolidated net revenues	June 30, 2022	% of consolidated net revenues	Increase (Decrease)
Three Months Ended	$27	1%	$27	2%	$—
Six Months Ended	$54	1%	$54	2%	$—

Q2 2023 vs. Q2 2022

Interest expense from debt for the three months ended June 30, 2023 was comparable to June 30, 2022.

YTD Q2 2023 vs. YTD Q2 2022

Interest expense from debt for the six months ended June 30, 2023 was comparable to June 30, 2022.

Other (Income) Expense, Net (amounts in millions)

	June 30, 2023	% of consolidated net revenues	June 30, 2022	% of consolidated net revenues	Decrease (Increase)
Three Months Ended	$(168)	(8)%	$(10)	(1)%	$(158)
Six Months Ended	$(290)	(6)%	$(23)	(1)%	$(267)

Q2 2023 vs. Q2 2022

The increase in other (income) expense, net, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to:

•a $130 million increase in interest income primarily driven by higher market interest rate yields compared to the prior year; and

•unrealized gains of $15 million on our equity investments in the current quarter as compared to unrealized losses of $7 million in the same period in the prior year.

YTD Q2 2023 vs. YTD Q2 2022

The increase in other (income) expense, net, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $255 million increase in interest income primarily driven by higher market interest rate yields compared to the prior year.

Income Tax Expense (amounts in millions)

	June 30, 2023	% of Pretax income	June 30, 2022	% of Pretax income	Increase (Decrease)
Three Months Ended	$137	19%	$41	13%	$96
Six Months Ended	$291	18%	$111	14%	$180

The income tax expense of $137 million for the three months ended June 30, 2023 reflects an effective tax rate of 19%, which is higher than the effective tax rate of 13% for the three months ended June 30, 2022. Our tax rate in the current quarter is higher than in the prior year due to an increase in the U.K. corporate tax rate that became effective in 2023, changes in the mix of our pre-tax income between countries, and a discrete tax benefit recognized in 2022 related to previously unrecognized tax benefits.

The income tax expense of $291 million for the six months ended June 30, 2023 reflects an effective tax rate of 18%, which is higher than the effective tax rate of 14% for the six months ended June 30, 2022. Our tax rate is higher than in the prior year due to the same drivers as the quarter to date period above.

The effective tax rate of 19% and 18% for the three and six months ended June 30, 2023, respectively, is lower than the U.S. statutory rate of 21%, primarily due to foreign earnings taxed at lower rates and research and development credits.

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

Liquidity and Capital Resources

We believe our ability to generate cash flows from operating activities is one of our fundamental financial strengths. In the near term, we expect our business and financial condition to remain strong and to continue to generate significant operating cash flows. We believe these operating cash flows, in combination with our existing balance of cash and cash equivalents and short-term investments of $13.2 billion, will be sufficient to finance our operational and financing requirements for the next 12 months and beyond. Our primary sources of liquidity include our cash and cash equivalents, short-term investments, and cash flows provided by operating activities. Our material cash requirements include operating expenses, dividend payments, scheduled debt maturities (the next of which is in 2026), capital expenditures and other commitments, as discussed below.

As of June 30, 2023, the amount of cash and cash equivalents held outside of the U.S. by our foreign subsidiaries was $3.3 billion, as compared to $4.6 billion as of December 31, 2022. These cash balances are generally available for use in the U.S., subject in some cases to certain restrictions.

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

Sources of Liquidity (amounts in millions)

	June 30, 2023	December 31, 2022	Increase (Decrease)
Cash and cash equivalents	$10,770	$7,060	$3,710
Short-term investments	2,400	5,005	(2,605)
	$13,170	$12,065	$1,105
Percentage of total assets	46%	44%

	For the Six Months Ended June 30,
	2023	2022	Increase (Decrease)
Net cash provided by operating activities	$1,167	$840	$327
Net cash provided by (used in) investing activities	2,629	(253)	2,882
Net cash used in financing activities	(97)	(467)	370
Effect of foreign exchange rate changes	12	(48)	60
Net increase in cash and cash equivalents and restricted cash	$3,711	$72	$3,639

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

Net cash provided by operating activities for the six months ended June 30, 2023, was $1.2 billion, as compared to $840 million for the six months ended June 30, 2022. The increase was primarily due to cash flows generated as a result of higher net income from stronger business performance, partially offset by an unfavorable impact from accounts receivable due a higher receivable balance in the current period as a result of the release of Diablo IV in June 2023 and timing of collections, along with higher capitalized software development spending.

Net Cash Provided by (Used in) Investing Activities

The primary drivers of net cash flows associated with investing activities typically include purchases and sales of investments, capital expenditures, and cash used for acquisitions.

Net cash provided by investing activities for the six months ended June 30, 2023, was $2.6 billion, as compared to net cash used in investing activities of $253 million for the six months ended June 30, 2022. The increase was primarily due to proceeds received, net of purchases, from the maturity of $2.7 billion of investments during the six months ended June 30, 2023, as compared to purchases of investments, net of proceeds received, of $67 million during the six months ended June 30, 2022. Additionally, the prior year period included cash used in the acquisition of businesses of $135 million, with no similar activity in the current year.

Net Cash Used in Financing Activities

The primary drivers of net cash flows associated with financing activities typically include the proceeds from, and repayments of, our long-term debt and transactions involving our common stock, including the issuance of shares of common stock to employees upon the exercise of stock options, as well as the payment of dividends.

Net cash used in financing activities for the six months ended June 30, 2023 was $97 million, as compared to $467 million for the six months ended June 30, 2022. The decrease was primarily due to $367 million in dividends being paid during the six months ended June 30, 2022, with no similar dividend payment made during the current year.

Effect of Foreign Exchange Rate Changes

Changes in foreign exchange rates had a positive impact of $12 million on our cash and cash equivalents for the six months ended June 30, 2023, as compared to a negative impact of $48 million for the six months ended June 30, 2022. The change was primarily due to changes in the value of the U.S. dollar relative to the euro and the British pound.

Debt

At both June 30, 2023 and December 31, 2022, our total gross unsecured senior notes outstanding was $3.7 billion, bearing interest at a weighted average rate of 2.87%.

A summary of our outstanding debt is as follows (amounts in millions):

	At June 30, 2023	At December 31, 2022
2026 Notes	$850	$850
2027 Notes	400	400
2030 Notes	500	500
2047 Notes	400	400
2050 Notes	1,500	1,500
Total gross long-term debt	$3,650	$3,650
Unamortized discount and deferred financing costs	(38)	(39)
Total net carrying amount	$3,612	$3,611

Refer to Note 6 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding our debt obligations.

Dividends

On July 18, 2023, our Board of Directors declared a cash dividend of $0.99 per common share, payable on August 17, 2023, to shareholders of record at the close of business on August 2, 2023.

Capital Expenditures

We made capital expenditures of $60 million during the six months ended June 30, 2023, as compared to $52 million during the six months ended June 30, 2022. In 2023, we anticipate total capital expenditures of approximately $100 million, primarily for computer hardware, leasehold improvements, and software purchases.

Commitments

Refer to Note 14 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosures regarding updates to our commitments.

Off-Balance Sheet Arrangements

At each of June 30, 2023 and December 31, 2022, Activision Blizzard had no significant relationships with unconsolidated entities or financial parties, often referred to as “structured finance” or “special purpose” entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments, and assumptions, and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•Revenue Recognition;
•Income Taxes; and
•Software Development Costs.

During the three and six months ended June 30, 2023, there were no significant changes to the above critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, for a more complete discussion of our critical accounting policies and estimates.

Workplace Initiatives

Workplace Responsibility Committee

We recognize that our continued success is directly related to our ability to attract, recruit, enable, retain, and develop diverse and exceptional talent, and we have taken numerous actions to achieve our goal of becoming the model workplace in our industry. In furtherance of this goal, we announced transformational workplace excellence goals and practices (collectively, the “Transformational Goals”) in a press release issued on October 28, 2021. Since October 2021, we have provided important updates on our initiatives and our progress, including in our first annual Transparency Report issued on May 31, 2023, our first annual Diversity, Equity, and Inclusion (DEI) Look-Back issued on March 23, 2023, our annual Environmental, Social, and Governance Reports (“ESG Reports”), and our Representation Data Reports issued on December 7, 2022 and December 16, 2021.

Adding to these important updates, the Workplace Responsibility Committee of the Board of Directors (the “Workplace Responsibility Committee”) recently concluded that Activision Blizzard has made significant and appropriate progress toward achievement of the Transformational Goals and other commitments set forth in the October 28, 2021 press release. Specifically, the Workplace Responsibility Committee has concluded that the Company has (1) implemented a Company-wide zero tolerance practice in October 2021, (2) made positive progress toward the goal of increasing the percentage of women and non-binary people in our workforce by 50% over the five years following the announcement and investing $250 million to accelerate opportunities for diverse talent within gaming and technology over the 10 years following the announcement, (3) waived arbitration clauses for sexual harassment, unlawful discrimination, or related retaliation for claims arising from events that occurred after October 29, 2021, and subsequently for specified individual or class claims arising from events that occurred after March 3, 2022, (4) published pay equity and pay gap analyses annually, and provided new pay information to employees to increase transparency and understanding, and (5) provided regular progress updates through its annual ESG Report, annual DEI Look-Back, annual Transparency Report and other channels, to deliver on its commitment to greater transparency.

Casellas Review

Overview

The Company’s Board of Directors (“Board”) engaged Gilbert F. Casellas, the former chair of the EEOC and recognized leader in the fields of employment and diversity and inclusion, to review workplace data collected from investigated reports of workplace conduct from across the United States between September 1, 2016 through March 31, 2023. In addition, Mr. Casellas reviewed data from findings provided by the EEOC as a result of its claims process. Mr. Casellas recently completed his review; we briefly summarize the results of Mr. Casellas’review below.

Overall, Mr. Casellas concluded in his report, based on his review, other independent examinations, and the Company’s own findings that:

1.There was no evidence of widespread or systemic harassment at Activision Blizzard. Mr. Casellas’ review noted particularly that the level of incidents of workplace misconduct at the Company appeared lower than peer companies, and certainly not of a systemic nature. While there were incidents of individual workplace misconduct – as with most large employers - these were individual versus systemic claims and were routinely raised and resolved in a professional manner.

2.Activision Blizzard addressed reports of misconduct in an appropriate manner and consistent with recognized industry practices. Contrary to the CRD’s claims, and media reports, incident information was never improperly withheld from the Company’s Board.

According to Mr. Casellas’ report, “for the past few years, the corporate culture at Activision Blizzard, Inc. (“Activision Blizzard” or the “Company”) has faced significant public scrutiny, particularly with respect to allegations relating to workplace conduct. Much of this attention stems from false allegations made in 2021 by California’s Department of Fair Employment and Housing (subsequently renamed the Civil Rights Department (the “CRD” or “DFEH”)).”

As background, Mr. Casellas noted that for five consecutive years (2015-2019), Activision Blizzard was considered one of Fortune Magazines Best Companies to Work For including the period of time the CRD claimed to have “investigated” Activision Blizzard’s Workplace. In 2020 and 2021, Fortune magazine rated Activision Blizzard as among the world’s most admired companies.

As part of the Great Place to Work® Trust Index, employees were asked for detailed feedback on their experiences working at Activision Blizzard. Ninety-one percent of employees said they feel they can be themselves at Activision Blizzard. Ninety-one percent also said that it's a fun place to work. Ninety-six percent of employees reported that they are proud to tell other people they work for Activision Blizzard.1

In his report to the Board, Mr. Casellas provides background about the EEOC investigation and the workshare agreement between the EEOC and CRD, pursuant to which the EEOC began investigating the Company’s United States workplace conduct. At the same time, pursuant to its workshare agreement with the EEOC, the California CRD assumed responsibility for investigating potential gender discrimination relating to pay equity and promotion.

In describing the background, Mr. Casellas noted that in 2018, the EEOC confirmed that “A review of the EEOC’s Integrated Mission System (IMS) indicates that nationwide, there are no charges filed against Activision Blizzard or any of its five (5) business units.” The EEOC also stated: “We have no information which indicates that there are existing related lawsuits and/or consent decrees filed against Activision Blizzard.”

In July 2021, notwithstanding the workshare agreement with the EEOC, CRD filed a lawsuit against Activision Blizzard that included allegations of sexual harassment and also gender discrimination related to pay equity and promotions. Activision Blizzard, believing that all allegations merit thorough review, invited third parties to complete independent reviews of the allegations contained in the CRD’s complaint.

Mr. Casellas reviewed the Company’s workplace policies and procedures, including the following (all of which, among other more recent policies, are further detailed in the Company’s Transparency Report):

•Company Code of Conduct;
•Personal and Family Relationships at Work Policy;
•Activision Blizzard U.S. Employee Handbook;
•Blizzard Entertainment Employee Handbook;
•EEO Policy;
•Workplace Integrity Policy;
•Drug and Alcohol Policy;
•Way2Play Team online portal; and
•ASK List online portal.

In addition, Mr. Casellas reviewed applicable legal guidelines, including EEOC standards and guidance, and publicly available workplace policies and procedures from companies that are well regarded for their workplace environments (i.e., companies that are highly ranked by respected organizations that evaluate such policies and practices, such as Seramount and Catalyst). Based on such review, Mr. Casellas’ review determined that the Company’s policies and procedures were and are consistent with the policies and procedures used by the best-ranked workplaces.

Mr. Casellas noted that after dedicating substantial time, attention, and resources to ensuring a safe, respectful, and inclusive workplace, the Company recently released a first of its kind “Transparency Report” (the “Transparency Report"), which outlines the Company’s 2022 data related to harassment, discrimination, and retaliation, as well as historical data collected in connection therewith. And the Company has stated that it intends to release the Transparency Report annually going forward. The Transparency Report is available at https://www.sec.gov/Archives/edgar/data/718877/000130817923000882/latvi2023_defa14a.htm.

1 Per Fortune Magazine: “The ranking is based on feedback from more than 232,000 employees at Great Place to Work–Certified™ companies with more than 1,000 employees. Winning a spot on this list indicates the company has distinguished itself from peers by creating a great place to work for employees – measured and ranked through our analysis of the results of our Trust Index© survey and Culture Audit© questionnaire. Through the Trust Index©, employees anonymously assess their workplace, including the honesty and quality of communication by managers, degree of support for employees' personal and professional lives and the authenticity of relationships with colleagues. Results from the survey are highly reliable, having a 95% confidence level and a margin of error of 5% or less. Companies' results on the Trust Index© survey are compared to peer organizations of like size and complexity. The Culture Audit© includes detailed questions about benefits, programs and practices. To be considered for our Best Workplaces lists, companies must become Great Place to Work-Certified™.” Details are available at https://www.greatplacetowork.com/certification.

EEOC Investigation and Inaccurate Claims from the CRD

According to the Casellas Report:

From 2018 to 2021, the federal EEOC completed a years-long comprehensive investigation into possible gender harassment at Activision Blizzard – a process that was diligent, thorough, and included surveys solicited from over 6,000 current and former Activision Blizzard employees.

As part of this process, the EEOC and the CRD entered into an Interagency Agreement whereby the EEOC would investigate workplace conduct while the CRD would only investigate gender equality in pay and promotions. The Company provided detailed data to the EEOC for its workplace investigation and provided comprehensive pay equity and promotions data to the CRD for its investigation.

In June 2021, the EEOC informed the Company that it had completed its investigation and invited the Company to enter into a pre-litigation conciliation process required by federal law. At the same time, the Company sought basic information from the CRD to prepare for and participate in a pre-litigation mediation with the CRD with respect to pay equity and promotion claims–the only subject it was tasked with investigating. The CRD, in contravention of state law, refused that request.

Instead, in July 2021, without satisfying its legal requirements, including comprehensive investigation, conciliation and mediation, the CRD filed a lawsuit in state court against the Company alleging violations of the California Fair Employment and Housing Act, and the California Equal Pay Act. Notably, the CRD’s allegations also included claims of alleged harassment— which only the EEOC was to investigate under the CRD’s Interagency Agreement. The federal EEOC later explained that the CRD claimed to have either “secretly investigated harassment without informing the EEOC, contrary to the agencies’ agreement, or filed a harassment claim without investigating harassment.”2

Further, after the Company and the EEOC negotiated a comprehensive settlement, which called for notifying a federal court and the public through a proposed Consent Decree in September 2021, the consent decree was filed with the court. The CRD unsuccessfully tried to block that settlement through a series of legal motions. The EEOC immediately filed motions in court to oppose the CRD’s efforts to intervene and explained that the CRD’s conduct was “at odds with both state and federal law.” It is worth stressing this point: A federal agency was forced to rebuke its state counterpart for actions that were unlawful. Specifically, the EEOC noted that the CRD had wrongfully advised the Company’s employees not to retain private counsel out of fear that private counsel “could ‘pull energy’ away from [the CRD’s] state court action.” The Federal District Court overseeing the EEOC matter promptly denied the CRD’s attempt to intervene. The Federal District Court described CRD’s claims about the proposed consent decree as “simply inaccurate, based on speculation, or otherwise address issues that [CRD] should not be concerned with.” When the CRD tried to stop the Federal District Court from approving the consent decree, the Ninth Circuit Court of Appeals denied the CRD’s request.

A Thorough EEOC Process

According to the Casellas Report:

In June 2021, the EEOC informed the Company that it had completed its investigation and invited the Company to enter into a pre-litigation conciliation process required by federal law. As a result of this process, the Company and the EEOC negotiated a comprehensive settlement, with no admission of liability, which called for notifying a federal court and the public through a proposed consent decree in September 2021. The consent decree was approved by the United States District Court in March 2022 and created an US$18 million fund to satisfy any claims from eligible participants through a claims process administered only by the EEOC. A federal court ruled that this settlement was adequate, fair, and reasonable and that approving the consent decree advanced the public interest. The EEOC and the Company agreed that the Company would donate excess, undistributed funds to charitable organizations focused on advancing women in the video game and technology industries or promoting awareness around gender equality issues, or to support Company diversity and inclusion efforts.

2 Plaintiff EEOC’s Opposition to California DFEH’s Motion to Intervene; Declarations; Exhibits at 8, U.S. Equal Employment Opportunity Comm’n v. Activision Blizzard, Inc. et al., No. 21-cv-07682, D.I. 35 (C.D. Cal. Nov. 8, 2021). Plaintiff EEOC’s Opposition to California DFEH’s Motion to Intervene; Declarations; Exhibits at 8, U.S. Equal Employment Opportunity Comm’n v. Activision Blizzard, Inc. et al., No. 21-cv-07682, D.I. 35 (C.D. Cal. Nov. 8, 2021).

A third-party claims administrator oversaw the claims administration process. In accordance with the consent decree, the Company then identified all eligible individuals, defined as all current and former employees of the Company in the U.S. from September 1, 2016 to March 29, 2022. Consistent with the terms of the consent decree, the claims administrator initiated actions to stimulate claims from all possible claimants to begin distributions from the US$18.0 million settlement fund. There were 15,176 individuals covered by the consent decree. The claims administrator sent notice and claim forms to 15,174 of those individuals—i.e., all but two.3 13,655 received notice by USPS priority mail and email; 1,488 by USPS priority mail only; and 31 by email only. After the EEOC conducted its comprehensive review of the claims submitted, the approximate average number of individuals eligible for a settlement offer in each state, per year for the period covered by the consent decree, was: (i) 22 residents in California, (ii) 8 residents in Minnesota, (iii) 3 residents in each of Texas and Washington, and (iv) less than one4 resident in each of Arizona, Colorado, Connecticut, Georgia, Iowa, Idaho, Illinois, Maine, Maryland, North Carolina, New Hampshire, New Jersey, Nevada, New York, Ohio, Tennessee, Virginia, Vermont, Wisconsin, and Washington, D.C.5 This means that 0.3% of the total employee population per year was deemed by the EEOC to be eligible for a settlement offer. The EEOC also determined that an average of approximately 28 California residents per year and approximately 23 residents of all other states per year who submitted claim forms were not eligible for any settlement offer under the terms of the consent decree.6 The EEOC had sole discretion to determine eligibility and the amount of monetary relief offered for all claims. The Company believes that there will be an amount in the six-figures remaining in the settlement fund, a portion of which will be used to compensate the few final claimants who have not yet returned their releases. The remaining balance will be distributed, pursuant to the consent decree and with EEOC approval, to Reboot Representation an organization dedicated to doubling the number of Black, Latina and Native American women receiving computing degrees by 2025.

Evaluation of Claims in CRD Lawsuit

Mr. Casellas’ report also concluded that “Despite the CRD’s baseless and self-serving claims and the unsupported media reports, the Company engaged outside advisors—including Skadden Arps and me, as the Former Chair of the EEOC—to perform thorough and impartial reviews of allegations of harassment, discrimination, and pay inequity for all business units across the Company. These reviews also assessed the workplace policies in place when those incidents occurred.”

Mr. Casellas’ Examination

The Board engaged Mr. Casellas to review data collected from investigated reports of gender harassment from across the United States between September 1, 2016 and December 31, 2021. According to Mr. Casellas, as part of his review, in June 2022, he analyzed data provided by an independent law firm of all investigated reports of gender harassment across the Company’s U.S. locations between September 1, 2016 and December 31, 2021, which is summarized in the Transparency Report.7 In addition, Mr. Casellas noted that since then he has reviewed the other data cited in the Company’s Transparency Report, which includes reviews of the Company’s policies, processes, and programs, as well as comprehensive data for 2022 that details incidents of harassment, discrimination, and retaliation, and the investigation and resolution processes for the same.

3 These two individuals were located by LinkedIn. The claims administrator contacted them through LinkedIn but received no response.
4 States listed as having "less than one" resident is the result of dividing the number of residents in that state deemed eligible for an offer by the 67-month period covered by the consent decree.
5 The year of the alleged injury is unknown, as only the EEOC reviewed and assessed the claim forms. The annual rate of eligible claims identified by the EEOC was estimated by the Company by dividing the total number of eligible claims identified through the EEOC claims administration process by the 67-month period of eligibility.
6 The annual rate of ineligible claims identified by the EEOC was estimated by the Company by dividing the total number of ineligible claims identified through the EEOC claims administration process by the 67-month period of eligibility. As indicated above, because the Company did not have access to the specifics of the individual claims submitted through the EEOC claims administration process, it is not able to precisely provide the number of ineligible claims per year.
7 The data set was compiled in June 2022 by external advisors for third party review, and reflects concerns that were received and investigated and occurred between September 1, 2016 and December 31, 2021, and deemed to raise a potential violation of the anti-harassment policy (as to sex/gender), of which the Company was aware through: (i) its Integrated Investigations Unit; (ii) Employee Relations; (iii) the Navex database; and (iv) information collected from various human resources groups of the Company’s U.S. operations.

Skadden Arps Examination and Legal Analysis

According to the Casellas Report:

The Board also engaged the global law firm Skadden Arps to examine and review the Company’s workplace conduct. Skadden’s work included, among other things, reviewing the comprehensive work that had been done previously by a range of outside advisors who had collected, searched, reviewed and made productions from a database containing more than one million documents; conducted more than two dozen interviews of current and former Activision Blizzard employees; reviewed reports of workplace issues received by the Company subsequent to the CRD’s summer 2021 complaint; consulted with labor economist firms and conducting pay equity analyses; and conducted an analysis of all gender-based harassment reports filed at the Company between September 1, 2016 and December 31, 2021. Skadden also spoke directly with multiple attorneys at the outside law firms that have been handling workplace matters on behalf of the Company, interviewed Activision Blizzard employees and executives, and reviewed certain source documents such as Board meeting materials, SEC filings, case dockets, court filings and media reports.

Skadden’s review, undertaken for over 18 months, did not find evidence of systemic problems with respect to workplace issues at Activision Blizzard or any evidence that workplace issues were ignored by, or hidden from, the Board. Skadden’s review also confirmed that to the extent there have been instances of workplace misconduct at Activision, those issues were not systemic in nature and certainly not unique to Activision Blizzard. Activision Blizzard has effective policies and procedures in place to promote compliance and address misconduct. Skadden found that Activision Blizzard’s processes and policies effectively address workplace issues as they arise.

Importantly, Skadden also found no evidence that Company leadership withheld information from the Board and that criticisms of the Board and the CEO to the contrary that have been published and repeated lack a fundamental basis in fact. Skadden concluded that the Board has been actively overseeing workplace matters at Activision Blizzard for many years.

With respect to the conduct of the Company’s CEO, Skadden concluded that, like the Board, Mr. Kotick was made aware of instances of workplace misconduct from time to time over 34 years as CEO. Skadden reviewed contemporaneous documents and statements, and found that Mr. Kotick took action on incidents brought to his attention diligently and appropriately.

Media reporting on these matters, including the November 2021 and subsequent articles by the Wall Street Journal, made it seem otherwise, including stating in the headline of their report that, “[Mr. Kotick] was aware of years of misconduct”— written without context, time frame, or supporting evidence. The implication in such false reporting is both a high volume of misconduct as well as executive inaction—neither of which are true nor supported by Skadden’s investigation. Skadden did not identify facts that could support such a media headline. In fact, Activision Blizzard has a statistically lower number of misconduct incidents than peer companies of the same relative size, as explained in the Transparency Report.

Other claims about Mr. Kotick were also debunked by the investigation. For instance, it was reported that Activision hosted a video-game launch event featuring inappropriate entertainment. While the person raising the issue did not provide specifics concerning the time, date or location of the event, the report apparently refers to an event more than 15 years ago celebrating the launch of a new video-game at a hotel in Las Vegas, with a show featuring circus-style performers in circus-style costumes. Skadden found that Mr. Kotick did not attend the event.

Media reports also alleged that Mr. Kotick interceded with the proposed termination of an employee accused of inappropriate workplace conduct. Again, the Skadden investigation found no evidence to support such a statement. In fact, Skadden found that, when the alleged workplace misconduct was brought to Mr. Kotick’s attention, Mr. Kotick and the leadership team acted appropriately.

Skadden found absolutely no instances of substantiated allegations of sexual harassment against any current Activision senior executive or Mr. Kotick. Nor did Skadden find any instances in which Mr. Kotick directly or indirectly withheld information from the Board.

The review also pointed out several additional facts that refute the media version of events, including the January 2023 dismissal of a shareholder lawsuit. Judge Percy Anderson of the United States District Court for the Central District of California dismissed a shareholder derivative suit filed against the Board and the Company, which focused on workplace and culture issues. In its dismissal, the Court noted that the Company had retained independent legal counsel to run an investigation, that it had taken “action on leadership-level misconduct [and] pay gap issues,” and that the Company had both a “working oversight system in place” and “programs to combat illegal activity.” The Court’s judgment squared with Skadden’s legal review, Mr. Casellas’ conclusions, and the Board’s own extensive work on this issue.

Finally, this review identified the steps the Company has taken to maintain a welcoming, safe, and inclusive culture. Skadden noted that the Board has taken an active role in these matters and made its own determinations. The Board has examined individual instances of harassment and carefully reviewed policies, procedures, and management responses. The Board has evaluated pay equity practices and diligently reviewed allegations by the CRD and the media. The Board held ten separate discussions in just three quarters of 2022—all focused on workplace culture. The review also noted important Company measures and improvements, many of which are documented in the Transparency Report.

Skadden’s thorough review demonstrates both the Company’s commitment to a safe and inclusive culture and also an industry-leading plan to build upon its successes.

Casellas’ Conclusion

The Casellas Report includes the following conclusions:

In summary, none of the third-party or internal reviews found any evidence of widespread or a pattern of harassment, nor was there any evidence to support any kind of systemic harassment at Activision Blizzard or at any of its business units.

Furthermore, none of the third-party reviews uncovered any gender-based pay or promotion inequity. They also did not find any evidence that reported workplace issues were ignored or hidden from the Board or that the Company failed to adequately address any such issues. To the contrary, the results of these reviews confirm that, throughout this time, Company leadership properly responded to reported workplace concerns and maintained transparent communications with the Board.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from fluctuations in market rates and prices. Our market risk exposures primarily include fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

We transact business in many different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Revenues and related expenses generated from our international operations are generally denominated in their respective local currencies. Primary currencies include euros, British pounds, Australian dollars, South Korean won, Chinese yuan, and Swedish krona. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions will result in reduced revenues, operating expenses, net income, and cash flows from our international operations. Similarly, our revenues, operating expenses, net income, and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. Since we have significant international sales but incur the majority of our costs in the U.S., the impact of foreign currency fluctuations, particularly against the U.S. dollar, generally cause a disproportional impact on our business. We monitor currency volatility throughout the year.

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

In the absence of hedging activities for the six months ended June 30, 2023, a hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a theoretical decline of our net income of approximately $80 million. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in this manner, and actual results may differ materially.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio, as our outstanding debt is all at fixed rates. Our investment portfolio consists primarily of money market funds and government securities with high credit quality and short average maturities. Because short-term securities mature relatively quickly and must be reinvested at the then-current market rates, interest income on a portfolio consisting of cash, cash equivalents, or short-term securities is more subject to market fluctuations than a portfolio of longer-term securities. Conversely, the fair value of such a portfolio is less sensitive to market fluctuations than a portfolio of longer-term securities. At June 30, 2023, our cash and cash equivalents and short-term investments were comprised primarily of money market funds and held-to-maturity investments which have fixed interest yields.

As of June 30, 2023, based on the composition of our investment portfolio, material movements (higher or lower) of short-term interest rates by the U.S. Federal Reserve can have a material impact on our future interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2023, the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized, and reported on a timely basis and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023. Based on this evaluation, the principal executive officer and principal financial officer concluded that, at June 30, 2023, there have not been any changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

10.1*
Extension Amendment to Employment Agreement entered into as of April 25, 2023, between Activision Blizzard, Inc. and Robert A. Kotick (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2023).

10.2
Merger Letter Agreement, dated as of July 18, 2023, by and among Microsoft Corporation, Anchorage Merger Sub Inc. and Activision Blizzard, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K, filed July 19, 2023).

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

Date:  July 31, 2023

ACTIVISION BLIZZARD, INC.

/s/ ARMIN ZERZA	/s/ JESSE YANG
Armin Zerza	Jesse Yang
Chief Financial Officer and Principal Financial Officer	Deputy Chief Financial Officer and Comptroller, and Principal Accounting Officer
of Activision Blizzard, Inc.	of Activision Blizzard, Inc.